Form 10-Q
period 1998-07-04
US INDUSTRIES INC /DE
filed 1998-08-10
CIK 1056874

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 4, 1998
OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

Commission file number:   33-47101

                              U.S. INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


          Delaware                                 22-3568449
(State or other jurisdiction of                (I.R.S.Employer
incorporation or organization)                 Identification No.)

                              101 Wood Avenue South
                                Iselin, NJ 08830
                    (Address of principal executive offices)
                                 (732) 767-0700
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                    Yes   X   No
                                        ----     ----
As of August 1, 1998, U.S. Industries, Inc. had one class of common stock, of which 98,445,865 shares were outstanding.

                              U.S. INDUSTRIES, INC.

                                      INDEX


                                                                                                           Page
                                                                                                            No.

PART I.         FINANCIAL INFORMATION

                Item 1.             Financial Statements (unaudited)

                           Consolidated Statements of Operations
                           for the Three and Nine Months Ended June 30, 1998 and 1997.......................   3

                           Consolidated Balance Sheets, June 30, 1998
                           and September 30, 1997...........................................................   4

                           Consolidated Statements of Cash Flows
                           for the Nine Months Ended June 30, 1998 and 1997.................................   5

                           Notes to Consolidated Financial Statements.......................................   6

                Item 2.             Management's Discussion and Analysis of Financial Condition
                           and Results of Operations . . . . . .............................................  15

PART II.        OTHER INFORMATION

                Item 4.             Submission of Matters to a Vote of Security Holders.....................  23

                Item 6.             Exhibits and Reports on Form 8-K........................................  23

SIGNATURE...................................................................................................  24

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                              U.S. INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in millions except per share data)
                                   (unaudited)


                                                                             Three Months Ended                Nine Months Ended
                                                                                  June 30,                         June 30,
                                                                                  --------                         --------
                                                                              1998            1997             1998             1997
                                                                              ----            ----             ----             ----
Net sales                                                                   $  856       $   735        $   2,426         $  1,977
Operating costs and expenses:
        Cost of products sold                                                  600           503            1,688            1,353
        Selling, general and administrative expenses                           187           153              518              426
        Merger, restructuring and other related costs                          136             -              136                -
                                                                               ---                            ---
Operating income (loss)                                                       (67)            79               84              198

Interest expense                                                                18            16               51               43
Interest income                                                                (1)           (2)              (5)              (5)
Gain on sale of subsidiary shares                                               -             -                -               (1)
Other income, net                                                              (3)           (1)              (4)              (1)
                                                                               --            --               --               --
Income (loss) before income taxes, discontinued operations and
  extraordinary loss                                                          (81)            66               42              162
Provision for income taxes                                                       7            28               58               69
                                                                                 -            --               --               --
Income (loss) from continuing operations                                      (88)            38             (16)               93
Income (loss) from discontinued operations, net of tax                        (37)             3             (45)               81
                                                                              ---              -             ---                --

Income (loss) before extraordinary loss                                      (125)            41             (61)              174



Extraordinary loss, net of tax                                                 (5)             -              (5)              (2)
                                                                               --                             --               --
Net income (loss)                                                           $ (130)        $  41        $  (66)           $    172
                                                                            ------         -----        ------            --------
                                                                            ------         -----        ------            --------

Earnings (loss) per basic share:
        Income (loss) from continuing operations                           $ (.92)         $ .41         $  (.17)         $   1.01
        Income (loss) from discontinued operations                           (.38)           .03            (.48)              .87
        Extraordinary loss                                                   (.05)             -            (.05)            (.02)
                                                                             ----                           ----             ----
        Net income (loss)                                                  $(1.35)         $ .44         $  (.70)         $   1.86
                                                                           ------          -----         -------          --------
                                                                           ------          -----         -------          --------

Earnings per diluted share:
        Income from continuing operations                                                  $ .40                           $   .97
        Income from discontinued operations                                                  .03                               .84
        Extraordinary loss                                                                    -                               (.02)

        Net income                                                                         $ .43                           $  1.79


                 See notes to consolidated financial statements.

                              U.S. INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  (in millions)

                                                                                          June 30,        September 30,
                                                                                          --------        -------------
                                                                                            1998               1997
                                                                                            ----               ----
                                                                                        (unaudited)
ASSETS
Current assets:

    Cash and cash equivalents                                                         $        59          $     67
    Trade receivables, net                                                                    603               502
    Inventories                                                                               606               501
    Deferred income taxes                                                                      83               107
    Other current assets                                                                       80               55
    Net assets held for disposition                                                            37               69
                                                                                      -----------       -------------


         Total current assets                                                               1,468            1,301

Property, plant and equipment, net                                                            536              422
Deferred income taxes                                                                           6                3
Other assets                                                                                  200              212
Goodwill, net                                                                                 591              600
                                                                                      -----------       -------------
                                                                                      -----------       -------------


                                                                                      $     2,801       $    2,538
                                                                                      -----------       -------------
                                                                                      -----------       -------------


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable                                                                      $        6       $        4
    Current maturities of long-term debt                                                       12               41
    Trade accounts payable                                                                    246              189
    Accrued expenses and other liabilities                                                    289              344
    Income taxes payable                                                                       50               72
                                                                                      -----------       -------------

         Total current liabilities                                                            603              650

Long-term debt                                                                              1,003              701
Other liabilities                                                                             249              237
                                                                                      -----------       -------------


         Total liabilities                                                                  1,855            1,588
                                                                                      -----------       -------------


Commitments and contingencies

Stockholders' equity                                                                          946              950
                                                                                      -----------       -------------

                                                                                      $     2,801       $    2,538
                                                                                      -----------       -------------
                                                                                      -----------       -------------



                See notes to consolidated financial statements.

                              U.S. INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (in millions-unaudited)


                                                                                                          Nine Months Ended
                                                                                                               June 30,
                                                                                                        1998                1997

OPERATING ACTIVITIES:
   Income (loss) from continuing operations                                                    $           (16) $              93
   Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities of continuing operations:
      Depreciation and amortization                                                                          72                50
      Provision for doubtful accounts                                                                         2                 5
      Gain on sale of excess real estate                                                                     (4)               (2)
      Gain on sale of subsidiary stock                                                                        -                (1)
      Goodwill impairment and other non-recurring charges                                                    92                 -
   Changes in operating assets and liabilities, excluding the effects of
     acquisitions and dispositions                                                                          (56)              (63)
                                                                                                            ---               ---
   NET CASH PROVIDED BY OPERATING
     ACTIVITIES OF CONTINUING OPERATIONS                                                                     90                82
                                                                                                             --                --
   Income (loss) from discontinued operations                                                               (45)               81
   Adjustments to reconcile income (loss) from discontinued operations to net cash used in operating activities of discontinued operations:
      (Gain) loss on disposal of net assets held for disposition                                             37              (75)
       Increase in net assets held for disposition                                                         (35)              (93)
   NET CASH USED IN OPERATING ACTIVITIES
     OF DISCONTINUED OPERATIONS                                                                            (43)              (87)
                                                                                                           ---               ---
   NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                                       47               (6)

INVESTING ACTIVITIES:
       Proceeds from sale of net assets held for disposition                                                  3               251
       Acquisition of companies, net of cash acquired                                                     (171)             (257)
       Change in marketable securities and investments                                                      (7)                24
       Proceeds from sale of excess real estate                                                              11                10
       Purchases of property, plant and equipment                                                          (75)              (56)
       Other changes in investing activities                                                                  8                 3
                                                                                                              -                 -
   NET CASH USED IN INVESTING ACTIVITIES                                                                  (231)              (25)
                                                                                                          ----               ---

FINANCING ACTIVITIES:
       Proceeds from long-term debt                                                                       1,282             1,461
       Repayment of long-term debt                                                                      (1,063)           (1,375)
       Repayment of notes payable, net                                                                      (3)                 -
       Payment of dividends                                                                                (15)               (3)
       Proceeds from exercise of stock options                                                               19
                                                                                                                                4
       Purchase of treasury stock                                                                          (35)              (59)
                                                                                                           ---               ---
   NET CASH PROVIDED BY FINANCING ACTIVITIES                                                                185                28
                                                                                                            ---                --
       Effect of exchange rate changes on cash                                                              (9)               (4)
                                                                                                            --                --
DECREASE IN CASH AND CASH EQUIVALENTS                                                                       (8)               (7)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                             67                57
                                                                                                             --                --
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                     $             59 $              50
                                                                                               ---------------- -----------------
                                                                                               ---------------- -----------------


                See notes to consolidated financial statements.

                              U.S. INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998


Note 1-Basis of Presentation

U.S. Industries, Inc. ("USI") manufactures and distributes a broad range of consumer and industrial products. The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, Article 10 of Regulation S-X and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial data for the three and nine months ended June 30, 1998 and 1997 are unaudited and, in the opinion of management, reflect all necessary adjustments for a fair presentation of the financial position and results of operations for the interim periods on a consistent basis. Such adjustments were of a normal and recurring nature. The results of operations for the three and nine month periods ended June 30, 1998 are not necessarily indicative of those for the full fiscal year ending October 3, 1998. For further information, refer to the Consolidated (Combined) Financial Statements and footnotes thereto included in U.S. Industries, Inc., Annual
Report on Form 10-K-A for the year ended September 27, 1997, and Zurn Industries, Inc. ("Zurn"), Annual Report on Form 10-K for the year ended March 31, 1997.

On June 11, 1998, USI merged with (the "Merger") Zurn, hereafter collectively referred to as the Company, by exchanging approximately 20 million shares of its common stock for all of the common stock of Zurn. Each share of Zurn common stock was exchanged for 1.6 shares of USI common stock. Outstanding Zurn employee stock options were converted at the same exchange ratio into options to purchase approximately 2 million shares of USI common stock.

The merger has been accounted for as a pooling of interests under Accounting Principles Board Opinion No. 16. All prior period financial statements have been restated to present the results of operations, financial position and cash flows of USI and Zurn as a single entity as though Zurn had always been a part of USI. There were no transactions between USI and Zurn prior to the combination. Certain reclassifications have been made to the Zurn financial statements to conform to USI's presentations.

The Company's fiscal year ends on the Saturday nearest to September 30. All three and nine month data contained herein reflect results of operations for the 13-week periods and 40 and 39 week periods ended on the Saturday closest to June 30, 1998 and 1997, respectively, but are presented as of such date for convenience.

                              U.S. INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998

Note 1-Basis of Presentation (Continued)

The results of operations for Zurn are through June 11, 1998 and presented as part of USI's results thereafter in the following table.




                                                             (in millions)
                                          Three Months Ended                     Nine Months Ended
                                              June 30,                              June 30,
                                      1998               1997                1998                1997
                                  ------------      --------------      --------------      ---------------
Net Sales
         USI                    $          706    $            579   $           1,964    $           1,631
         Zurn                              150                 156                 462                  346
                                           ---                 ---                 ---                  ---
                                $          856    $            735   $           2,426    $           1,977
                                --------------    ----------------   -----------------    -----------------
                                --------------    ----------------   -----------------    -----------------

Income (loss) from
continuing operations
         USI                    $         (95)    $             32   $            (37)    $              77
         Zurn                                7                   6                  21                   16
                                             -                   -                  --                   --
                                $         (88)    $             38   $            (16)    $              93
                                -------------     ----------------   ----------------     -----------------
                                -------------     ----------------   ----------------     -----------------

Net income (loss)
         USI                    $        (137)    $             35   $            (83)    $             164
         Zurn                               7                    6                  17                    8
                                            -                    -                  --                    -

                                $        (130)    $             41   $            (66)    $             172
                                -------------     ----------------   ----------------     -----------------
                                -------------     ----------------   ----------------     -----------------


The Company has adopted a plan to dispose of SunLite; its outdoor furniture operations, has reflected its operations as discontinued in the accompanying financial statements and has recorded an estimated loss of $33 million, net of tax from the disposal of the business.

Note 2-Inventories

Inventories consist of the following:


                                                                      (in millions)
                                                             June 30,              September 30,
                                                               1998                     1997
                                                           (unaudited)
Finished products                                 $                    305 $                    260
Work-in process                                                        116                      106
Raw materials                                                          185                      135
                                                                       ---                      ---

                                                  $                    606 $                    501
                                                  ------------------------ ------------------------
                                                  ------------------------ ------------------------

                              U.S. INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998

Note 3-Long-Term Debt


Long-term debt consists of the following:


                                                                       (in millions)
                                                          June 30,                       September 30,
                                                             1998                             1997
                                                         (unaudited)

7.25% Senior Notes, net                          $                  123       $                   123
Revolving credit facility-U.S. dollar                               350                           350
Revolving credit facility-foreign currencies                        145                             -
Short-term committed note                                           200                             -
Other long-term debt                                                177                            79
Zurn debt                                                            20                           190
                                                      -----------------           -------------------
                                                                  1,015                           742
Less current maturities                                              12                            41
                                                      -----------------           -------------------
Long-term debt                                   $                1,003       $                   701
                                                      -----------------           -------------------
                                                      -----------------           -------------------



During the second quarter of fiscal 1998, USI American Holdings, Inc. ("USIAH"), a wholly owned subsidiary of the Company amended its credit agreement (the "Credit Agreement") to allow a portion of the available facility to be used for borrowings in currencies other than the U.S. dollar and to eliminate the previous restriction limiting certain unsecured indebtedness to $200 million. Further, in the third quarter of fiscal 1998, the Credit Facility was amended to allow for the Merger and to add USI as a co-obligor. The maximum amount which may be borrowed under the Credit Agreement has not changed and the Company's ability to incur indebtedness outside of the Credit Agreement is still limited by certain restrictions and covenants contained therein. For further details regarding the Credit Agreement, see Note 5 to the Consolidated (Combined) Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 1997, as amended.

At June 30, 1998, the Company had long-term indebtedness of $64 million, $50 million and $31 million denominated in German marks, British pounds and Dutch guilders, respectively. These borrowings are hedges of the Company's net investments in SiTeco Lighting, Spear & Jackson and the metal components business acquired from Philips (see note 6), respectively.

Other long-term debt as June 30, 1998 includes $135 million of notes payable maturing within one year which the Company expects to repay using borrowings under the Credit Agreement or the debt offering discussed below.

In accordance with the terms of the Zurn Credit Agreement, the Zurn borrowings under the Credit Agreement were repaid in June, 1998, with proceeds from a $200 million short-term committed note made available from one of the Company's lenders, which bears interest at a rate of approximately 6.1% per annum and has a maturity date of September 11, 1998. The Company expects to refinance this obligation and a portion of its obligation under its existing Credit Agreement with a $300 to $500 million debt offering in August. Accordingly, this debt has been classified as long-term.

                              U.S. INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998

Note 4-Commitments and Contingencies

The Company is subject to a wide range of environmental protection laws. The Company has remedial and investigatory activities underway at approximately 36 sites. In addition, the Company has been named as a Potentially Responsible Party ("PRP") at 16 "Superfund" sites pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") or comparable statutes.

At June 30, 1998, the Company had accrued approximately $23 million for various environmental related liabilities of which the Company is aware. The Company believes that the range of liability for such matters is between approximately $10 million and $26 million.

It is often difficult to estimate the future impact of environmental matters, including potential liabilities. The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. This practice is followed whether the claims are asserted or unasserted. Accruals for estimated losses from environmental remediation are, depending on the site, based primarily upon internal or third party environmental studies, and estimates as to the number, participation level and financial viability of any other PRP's, to the extent of contamination and the nature of required remedial actions. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present fair value. Recoveries of environmental remediation costs from other parties are recognized as assets when their receipt is deemed probable. Management expects that the amount accrued will be paid out over the periods of remediation for the applicable sites which range up to 30 years and that all such reserves are adequate based on all current data. Each of the sites in question is at various stages of investigation or remediation; however, no information currently available reasonably suggests that projected expenditures associated with remedial action or compliance with environmental laws, for any single site or for all sites in the aggregate, will have a material adverse affect on the Company's financial condition, results of operations or cash flows.

United States Brass Corporation ("US Brass"), an Eljer indirect wholly-owned subsidiary, filed in 1994 a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code for the purpose of systemically resolving issues resulting from sales of polybutylene plumbing systems and related litigation. On January 29, 1998, the United States Bankruptcy Court for the Eastern District of Texas confirmed the Chapter 11 Bankruptcy Plan of Reorganization filed by US Brass. On March 19, 1998, the plan became effective and the US Brass Trust was funded with approximately $50 million in cash and a $20 million noninterest bearing note (included in the Zurn debt at June 30, 1998), payable over ten years to pay claims resulting from US Brass polybutylene plumbing systems. As a result, US Brass emerged from bankruptcy and future US Brass polybutylene plumbing system claims were enjoined and channeled to the Trust and a national class action settlement fund.

In the normal course of business, financial and performance guarantees are made in connection with major engineering and construction contracts and a liability is recognized when a probable loss occurs.

Also, certain of the Company's subsidiaries are defendants or plaintiffs in lawsuits that have arisen in the normal course of business. While certain of these matters involve substantial amounts, it is management's opinion, based on the advice of counsel, that the ultimate resolution of such litigation and environmental matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

                              U.S. INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998

Note 5-Earnings Per Share

In February 1997, the FASB issued Statement No. 128 ("SFAS 128"), "Earnings Per Share" which was adopted on December 31, 1997. The Company has restated all prior periods. The adoption of SFAS 128 did not have a material impact on the earnings per share information previously presented.


 (in millions except per share data)       (in millions except per share data)

                                            Income From                               Income From
                                            Continuing                   Per Share     Continuing             Per Share
                                            Operations          Shares     Amount      Operations    Shares    Amount
                                                (For the Three Months Ended            (For the Nine Months Ended
                                                       June 30, 1997)                         June 30, 1997)

Basic Earnings Per Share                    $         38         92.1 $       .41   $        93      92.7 $    1.01
Effect of dilutive securities
                  Stock options                                   1.6                                 1.5
  Nonvested stock                                                 1.5                                 1.5
                                             -----------   ----------  ----------    --------------------  --------
Diluted Earnings Per Share                  $         38         95.2 $       .40   $        93      95.7 $     .97
                                             -----------   ----------  ----------    --------------------  --------
                                             -----------   ----------  ----------    --------------------  --------

Diluted earnings per share data for the three and nine months ended June 30, 1998, is not presented as it would have an antidilutive impact. The weighted average shares used to calculate basic loss per share for the three and nine months ended June 30, 1998 was 96.4 million and 94.9 million, respectively.

Diluted common shares include shares that would be outstanding assuming the fulfillment of conditions that would remove the restriction on nonvested shares and the exercise of stock options. Options to purchase 185,900 shares and 313,650 shares in the three and nine months ended June 30, 1997, respectively, were not included in the computation of earnings per share because the options exercise prices were greater than the average market price of the common shares.

Note 6-Acquisitions

In May 1998, the Company purchased a metals component business from Philips for $31 million in cash, subject to customary post closing adjustments. The Company has entered into a multi-year agreement to supply Philips Electronics ("Philips") with such products. The acquired manufacturing facilities are located in the Netherlands.

In June 1998, the Company purchased the assets of Sundance Spas for $32 million in cash, subject to customary post closing adjustments. Sundance Spas, based in Chino, California, is a manufacturer of high quality self-contained bath spas.

In January 1998, the Company acquired certain semiconductor leadframe assets of Philips, for $14 million in cash. The acquired manufacturing facilities are located in the Netherlands.

                              U.S. INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998

Note 6-Acquisitions (Continued)

In December 1997, the Company purchased Spear & Jackson plc ("Spear & Jackson") for $11 million in cash and $96 million in the Company's Common Stock, resulting in goodwill of approximately $63 million. Spear & Jackson, manufactures and distributes hand tools, lawn and garden tools, saws, cutting and industrial tools. The purchase price is subject to a cash contingency payable on or before June 2000. The additional purchase price is based upon certain performance criteria and the market value of the Company's stock and, assuming the performance criteria were met, currently approximates $65 million.

In October 1997, the Company purchased Siemens Lighting, a division of Siemens A.G., for $67 million in cash. Siemens Lighting is a leading European manufacturer and marketer of standard and customized indoor and outdoor lighting products for commercial and industrial use. Siemens Lighting (renamed SiTeco Beleuchtungstechnik GmbH) ("SiTeco") operates manufacturing facilities in Germany, Austria and Slovenia.

In May 1997, the Company purchased Britains Petite Limited for $9 million in cash. Britains Petite Limited, located in Nottingham, England is a manufacturer of military soldier collectibles, metal and plastic models of agricultural vehicles, figures, animals, buildings and accessories and preschool plastic toys.

In March 1997, the Company purchased certain assets of the outdoor furniture division of Sunbeam Corporation for $60 million in cash, resulting in goodwill of $14 million. The acquired business, now known as SunLite Casual Furniture, Inc. ("SunLite"), manufactures casual outdoor furniture. SunLite has since been discontinued.

In January 1997, the Company purchased the assets of Woodings-Verona Tool Works, Inc. ("Woodings-Verona") for $5 million in cash plus the assumption of $1.2 million of debt. Woodings-Verona manufactures hot-forged heavy striking tools including sledge hammers, axes, bars, picks and railroad tools.

In January 1997, the Company also purchased the stock of Eljer Industries, Inc. ("Eljer") for $172 million in cash plus the assumption of debt resulting in goodwill of $193 million. Eljer manufactures and distributes china and cast iron plumbing fixtures, flexible plumbing systems, and heating, ventilation and air conditioning products.

These transactions have been accounted for as purchases and their results are included in the financial statements from their respective dates of acquisition. The allocation of purchase price may be subject to adjustment upon receipt of final valuation information and management's final estimates as to the fair value of the respective assets acquired and liabilities assumed.

                              U.S. INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998

Note 7-Merger, Restructuring and Other Related Costs

In connection with the closing of the Zurn transaction, the Company reviewed its long-term strategy for the newly combined entity and reviewed each operating Company's performance and future prospects. As a result, the Company adopted a restructuring plan designed to improve efficiency and enhance its competitiveness. In addition, due to indications of impairment, the Company evaluated the recoverability of certain long-lived assets, primarily goodwill at Garden State Tanning ("GST") and Keller Ladders ("Keller"). The Company determined an evaluation of the carrying amount of the long-lived assets, including goodwill, at GST was necessary due to operational issues, changes in the automotive supplier industry including annual pricing concessions being demanded by automotive companies and a dramatic decline in scrap leather prices. The impairment indicators at Keller include a significant decline in operating profits and sales brought on by the loss of a significant customer whose sales volume has not been replaced. In determining the amount of the impairment, the Company obtained independent appraisals of the fair values for GST and Keller.

The restructuring plan includes the closing of certain facilities in the toy, shoe and lighting operations as the production activities of these facilities will be outsourced, relocated off-shore, and consolidated into existing facilities, respectively. The restructuring plan anticipates a reduction in the work force of approximately 920 employees, most of whom worked in the facilities to be closed.

The merger integration and other costs include investment banking, legal, accounting and other miscellaneous costs, as well as, costs related to change-in-control payments of certain Zurn employees.

The principal components of the merger, restructuring and other costs are:


                                                                     (In millions)
Impairment of goodwill                                              $         83
Lease obligations and impairment of equipment                                 12
Merger integration and other costs                                            25
Severance and related costs                                                   16
                                                                      ----------

  Total                                                             $        136
                                                                      ----------
                                                                      ----------

Cash charges                                                        $         44
Non-cash charges                                                              92
                                                                      ----------

  Total                                                             $        136
                                                                      ----------
                                                                      ----------

Approximately $17 million of the cash charges were paid prior to June 30, 1998 and the majority of the remaining cash charges will be paid by December 31, 1998.

In addition, the Company has incurred a $2 million charge to cost of products sold, principally representing a write-down of an older vacuum cleaner model which became obsolete due to the introduction of a new model.

Additional costs to be recorded during the fourth quarter to complete the restructuring plan are currently estimated to be $19 million.

                              U.S. INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998

Note 7-Merger, Restructuring and Other Related Costs (Continued)

After an income tax benefit of $17 million, the charges detailed above impact the results from continuing operations for the nine and three months ended June 30, 1998 by $121 million.

Note 8-Summarized Financial Information of Subsidiaries

Summarized consolidated financial information of USIAH, the co-issuer of the 7.25% Senior Notes, is as follows:


                                                       (in millions - unaudited)    (in millions - unaudited)
                                                           Three Months Ended          Nine Months Ended
                                                                June 30,                    June 30,
                                                              1998        1997           1998        1997
Income Statement Data:
     Net sales                                            $       690  $      579     $    1,948  $    1,631
     Gross profit                                                 211         186            600         520
     Income (loss) from continuing operations                    (80)          33           (20)          80
     Net income (loss)                                          (116)          36           (61)         167



                                                                               (in millions)
                                                                   June 30,                    September 30,
                                                                     1998                          1997
                                                                  (unaudited)
Balance Sheet Data:
     Current assets                                      $              1,160          $            947
     Non-current assets                                                   974                       859
     Current liabilities                                                  456                       395
     Non-current liabilities                                            1,171                       703


                              U.S. INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998

      Note 8-Summarized Financial Information of Subsidiaries (Continued)

The summarized consolidated information of USI Atlantic Corp., the guarantor of the 7.25% Senior Notes, is as follows:


                                                       (in millions - unaudited)    (in millions - unaudited)
                                                           Three Months Ended          Nine Months Ended
                                                                June 30,                    June 30,
                                                              1998        1997           1998        1997
Income Statement Data:
     Net sales                                            $       690  $      579     $    1,948  $    1,631
     Gross profit                                                 211         186            600         520
     Income (loss) from continuing operations                    (81)          32           (22)          77
     Net income (loss)                                          (117)          35           (63)         164


                                                                               (in millions)
                                                                   June 30,                    September 30,
                                                                     1998                          1997
                                                                  (unaudited)
Balance Sheet Data:
     Current assets                                      $                 1,160          $                947
     Non-current assets                                                      974                           859
     Current liabilities                                                     456                           399
     Non-current liabilities                                               1,171                           703


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

The Company's operations are grouped into four segments: Bath and Plumbing Products, Lighting Corporation of America, Hardware and Tools and Diversified. The results of all operations sold or classified as discontinued operations, including SunLite which was discontinued in the current quarter, are excluded from the table below for all periods presented and are discussed separately under "Discontinued Operations". The Results of Operations have been restated in accordance with pooling of interests accounting to include the results of Zurn's operations.

Results of Operations

                                                                   (in millions)                     (in millions)
                                                                Three Months Ended                 Nine Months Ended
                                                                     June 30 ,                         June 30,
                                                                1998          1997               1998           1997
Net Sales
       Bath and Plumbing Products .....................  $          309  $            269 $            788 $             613
       Lighting Corporation of America................              184               136              563               401
       Hardware and Tools..............................             136                89              325               239
       Diversified.....................................             227               241              750               724
                                                              ---------       -----------      -----------      ------------
          Total Net Sales..............................  $          856  $            735 $          2,426 $           1,977
                                                              ---------       -----------      -----------      ------------
                                                              ---------       -----------      -----------      ------------
Operating Income (Loss) (1)
       Bath and Plumbing Products......................  $           11  $             34 $             62 $              68
       Lighting Corporation of America.................              10                 9               34                28
       Hardware and Tools..............................            (18)                11              (4)                28
       Diversified.....................................            (55)                33               20                95
                                                              ---------       -----------      -----------      ------------
          Total Operating Income (Loss)................  $         (52)  $             87 $            112 $             219

    Corporate expenses................................             (15)               (8)             (28)              (21)
                                                              ---------       -----------      -----------      ------------

      Total Operating Income (Loss)                      $         (67)  $             79 $             84 $             198
                                                              ---------       -----------      -----------      ------------
                                                              ---------       -----------      -----------      ------------


(1) Operating income (loss) for the three and nine months ended June 30, 1998 include merger, restructuring and other related costs of $136 million and obsolescence charges in connection with the restructuring of approximately $2 million. Operating income (loss) for the Bath and Plumbing Products, Lighting Corporation of America, Hardware and Tools, Diversified Operations and Corporate expenses include charges of $25, $3, $33, $69 and $8 million, respectively.

Disclosure Concerning Forward-Looking Statements

All statements, other than statements of historical fact, included in the following Management's Discussion or elsewhere in this Quarterly Report are, or may deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward- looking statements include, without limitation, the statements set forth in Outlook, below, and all statements that are preceded by, followed by or include the words "believes", "expects", "anticipates" or similar expressions. Various economic and competitive factors could cause actual results to differ materially from those discussed in such forward- looking statements, including factors which are outside of the control of the Company, such as interest rates, foreign currency exchange rates, consumer spending patterns, availability of consumer credit, levels of residential and commercial construction, levels of automotive production, changes in raw material costs and instability in the Asian markets, along with the other factors noted in this Quarterly Report and U.S. Industries Report on Form 10-KA for the year ended September 30, 1997, Zurn Industries Report on Form 10-K for the year ended March 31, 1997.

Merger with Zurn Industries, Inc.

On June 11, 1998, U.S. Industries, Inc. ("USI") merged with (the "Merger") Zurn Industries, Inc. ("Zurn") hereafter collectively referred to as the Company, by exchanging approximately 20 million shares of its common stock for all of the common stock of Zurn. Each share of Zurn common stock was exchanged for 1.6 shares of USI common stock. Outstanding Zurn employee stock options were converted at the same exchange ratio into options to purchase approximately 2 million shares of USI common stock.

Zurn manufactures and distributes plumbing and heating, ventilating and air conditioning (HVAC) products for the construction and remodeling markets in the United States, Canada and Europe, with significant suppliers located in China and the Pacific Rim. It designs and installs fire sprinkler systems in the states of California, Hawaii, Texas, Utah and Washington. Zurn also constructs a wide variety of systems to control and treat water and wastewater principally for government agencies in southern California.

The Merger has been accounted for as a pooling of interest under Accounting Principles Board Opinion No. 16. All prior period consolidated financial statements presented have been restated to include the results of operations, financial position and cash flows of USI and Zurn as a single entity. There were no transactions between USI and Zurn prior to the combination. Certain reclassifications were made to the Zurn financial statements to conform to USI's presentations.

Three Months Ended June 30, 1998
Compared to Three Months Ended June 30, 1997

Introduction

The Company had sales of $856 million for the quarter ended June 30, 1998, an increase of $121 million (16.5%). The operating loss for the quarter was $67 million compared to operating income of $79 million in the third quarter of fiscal 1997. The current quarter includes merger, restructuring and other charges of $138 million which are discussed below. Excluding these unusual charges the Company would have had operating income of $71 million.

The Bath and Plumbing Products operations had sales of $309 million and operating income of $11 million for the quarter ended June 30, 1998, an increase of $40 million (14.8%) and a decrease of $23 million (67.6%), respectively, from the third quarter of fiscal 1997. Operating profit in the current quarter includes costs in connection with the Zurn merger of approximately $25 million. Excluding the above mentioned charges, operating income would have been $36 million, an increase of $2 million (5.9%) over the third quarter of fiscal 1997. The increase in sales and operating profit, excluding unusual charges, is primarily due to continued strength in the company's European bath operations and the inclusion of sales and operating profits from the acquisition of Sundance Spas. The Zurn plumbing business had an increase in sales and operating profit from the introduction of new products and strong domestic construction markets. The Eljer plumbing business was negatively impacted by reduced wholesale shipments, the impact of a one week strike at a chinaware plant and reduced Asian sales.

The Lighting Corporation of America had sales of $184 million and operating income of $10 million for the quarter ended June 30, 1998, increases of $48 million (35.2%) and $1 million (11.1 %), respectively, over the third quarter of fiscal 1997. Operating income in the current fiscal quarter includes restructuring charges of approximately $3 million dollars in connection with plant shutdowns at two facilities. The operations of these facilities will be consolidated into other lighting facilities . Excluding the above mentioned charges operating income in the current quarter would have been $13 million, an increase of $4 million (44.4%) over the comparable quarter of the prior year. The increase in sales and operating income, excluding these charges, is primarily due to the October 1997 acquisition of SiTeco Lighting, formerly Siemens Lighting, and higher sales of outdoor and residential lighting. Sales of commercial indoor florescent fixtures continue to be affected by price competition.

The Hardware and Tools operations had sales of $136 million and an operating loss of $18 million for the quarter ended March 31, 1998, a sales increase of $47 million (52.8%), and a decrease from the prior year's third quarter operating income of $11 million. The operating loss in the current quarter includes charges of approximately $33 million which primarily consists of impairments of goodwill and property, plant and equipment in the Company's ladder operations and also severance in connection with the consolidation of certain administrative functions at the ladder operations with Ames. Excluding these charges the operating income would have been $15 million, an increase of $4 million (36.3%) over the comparable quarter of the prior year. The increase in sales and operating income, excluding these charges, is primarily attributable to the first time inclusion of Spear & Jackson, which was acquired in December 1997, and the metal components business which was acquired in May 1997 partially offset by reduced contributions from ladder operations.

The Diversified Operations had sales of $227 million and an operating loss $55 million , a decrease of $14 million (5.8%) and $88 million, respectively, from the prior years third quarter. The operating loss in the current quarter includes total charges of $69 million consisting of (I) impairments of goodwill at the automotive leather tanning business, (ii) obsolescence, severance and impairment charges at the vacuum cleaner operations in connection with management changes and the changeover to a new model, (iii) severance, impairment and lease obligation charges in the toy operations from the downsizing of the domestic toy operations which will be outsourced to the Orient and the consolidation of certain operations in the UK, (iv) severance and impairment charges in the footwear operations in connection with the closure of a manufacturing facility and (v) severance and other charges in the Company's plastic automotive business in connection with the discontinuance of a business line. Excluding these charges operating income in the current quarter would have been $14 million, a decrease of $19 million (57.6%) from the comparable quarter of the prior year. The significant decrease in sales and operating profit is primarily due to lower sales in the Company's vacuum cleaner and toy business. Revenue and operating income in the vacuum cleaner business declined due to lower sales, particularly in certain foreign markets. The Company's toy business was impacted by reduced sales of low margin Mexican product and manufacturing variances. Operating profits were also negatively impacted by lower sales of western footwear and plastic automotive components and increased price concessions and reduced scrap prices in the automotive leather division. These unfavorable factors were partially offset by increased sales and operating income in the leadframes and refurbished aircraft bearing businesses. The January 1998 acquisition of the leadframe business of Philips contributed to the improvement.

Corporate expenses include approximately $8 million of charges for the reduction of executive staff in connection with the Company's realignment of its business units.

Merger, Restructuring and Other Related Costs

In connection with the closing of the Zurn transaction, the Company reviewed its long-term strategy for the newly combined entity and reviewed each operating Company's performance and future prospects. As a result, the Company adopted a restructuring plan designed to improve efficiency and enhance its competitiveness. In addition, due to indication of impairment, the Company evaluated the recoverability of certain long-lived assets, primarily goodwill at Garden State Tanning ("GST") and Keller Ladders ("Keller"). The Company determined an evaluation of the carrying amount of the long-lived assets, including goodwill, at GST was necessary due to operational issues, changes in the automotive supplier industry including annual pricing concessions being demanded by automotive companies and a dramatic decline in scrap leather prices. The impairment indicators at Keller include the significant decline in operating profits and sales brought on by the loss of a significant customer whose sales volume has not been replaced. In determining the amount of the impairment, the Company obtained independent appraisals of the fair values for GST and Keller.

The restructuring plan includes the closing of certain facilities in the toy, shoe and lighting operations as the production activities of these facilities will be outsourced, relocated off-shore, and consolidated into existing facilities, respectively. The restructuring plan anticipates a reduction in the work force by approximately 920 employees, most of whom worked in the facilities to be closed.

The merger integration and other costs include investment banking, legal, accounting and other miscellaneous costs, as well as, costs related to change-in-control payments of certain Zurn employees.

The principal components of the merger, restructuring and other costs are:


                                                                    (In millions)
Impairment of goodwill                                              $         83
Lease obligations and impairment of equipment                                 12
Merger integration and other costs                                            25
Severance and related costs                                                   16
                                                                      ----------

         Total                                                      $        136
                                                                      ----------
                                                                      ----------

Cash charges                                                        $         44
Non-cash charges                                                              92
                                                                      ----------

         Total                                                      $        136
                                                                      ----------
                                                                      ----------

Approximately $17 million of the cash charges were paid prior to June 30, 1998 and the majority of the remaining cash charges will be paid by December 31, 1998.

In addition, the Company has incurred a $2 million charge to cost of products sold, principally representing a write-down of an older vacuum cleaner model which became obsolete due to the introduction of a new improved model.

Additional costs to be recorded during the fourth quarter to complete the restructuring plan are currently estimated to be $19 million.

After an income tax benefit of $17 million, the charges detailed above impact the results from continuing operations for the nine and three months by $121 million.

Interest and Taxes

Interest expense was $18 million for the three months ended June 30, 1998, a $2 million (12.5%) increase from the comparable period of fiscal 1997 which includes the impact of higher average debt levels associated with the Eljer and other acquisitions. Interest income was $1 million for the three months ended June 30, 1998, a decrease of $1 million from the comparable period of the prior year.

The provision for income taxes on continuing operations was $7 million for the three months ended June 30, 1998, on a pre-tax loss of $81 million as compared to a $28 million provision on pre-tax income of $66 million (a 42.4% effective tax rate) in the comparable period of fiscal 1997. The current period includes the impact of goodwill impairment charges, and certain merger and change in control payments which are not tax deductible.

Discontinued Operations and Extraordinary Loss

For the three months ended June 30, 1998, the Company recorded a net loss from discontinued operations of $37 million which primarily consisted of the operating losses associated with the Company's outdoor furniture operations of $4 million and estimated losses through the disposal date of $33 million.

For the three months ended June 30, 1997, the Company reported income from discontinued operations of $3 million, consisting of income from operations of discontinued operations of the Armour Golf Operations (Tommy Armour Golf and Odyssey Golf) and SunLite Casual Furniture.

USI's management is evaluating its exposure to contingencies related to Zurn's discontinued Power Systems segment and considering how and when those matters could be resolved. This review will be completed by the end of fiscal 1998. Discontinued operations are not expected to have a material impact on the future operations or liquidity of the Company.

In conjunction with the repayment of all outstanding indebtedness of Zurn during the three months ended June 30, 1998, a net-of-tax, non-cash, extraordinary charge of $5 million was incurred to write off unamortized deferred financing costs and for previously deferred losses associated with interest rate protection agreements.

Nine Months Ended June 30, 1998
Compared to Nine Months Ended June 30, 1997

Introduction

The Company had sales of $2,426 million, an increase of $449 million (22.7%) over the comparable period of fiscal 1997. Operating income was $84 million, a decrease of $114 million (57.6%) from the comparable period of the prior year. The current quarter includes merger, restructuring and other charges of $138 million which were discussed above. Excluding these unusual charges the operating income would have been $222 million.

The Bath and Plumbing Products operations had sales of $788 million and operating income of $62 million for the nine months ended June 30, 1998, a sales increase of $175 million (28.5%) and a decrease in operating income of $6 million (8.8%), respectively, from the nine months ended June 30,1997. Operating profit in the current period includes merger, integration and other related costs in connection with the Zurn merger of approximately $25 million. Excluding the above mentioned charges operating income would have been $87 million, an increase of $19 million (27.9%) over the comparable period of the prior year The improvement in sales and operating income, excluding unusual charges, is primarily due to the January 1997 acquisition of Eljer, the May 1998 acquisition of Sundance Spas and increased sales in the European and North American bath operations. These positive factors were partially offset by reduced sales and profits in Brazil, Chile and Asia and the impact of reduced sales in the HVAC business due to the unseasonably warm weather in the North American market.

The Lighting Corporation of America had sales of $563 million and operating income of $34 million for the nine months ended June 30, 1998, increases of $162 million (40.4%) and $6 million (21.4%), respectively, over the comparable period of fiscal 1997. Operating income in the current period includes restructuring charges of approximately $3 million in connection with plant shutdowns at two facilities. The operations of these facilities will be consolidated into other lighting facilities. Excluding the above mentioned charges operating income in the current period would have been $37 million, an increase of $9 million (32.1%) over the comparable period of the prior year. The increase in sales and operating profits was primarily due to the October 1997 acquisition of SiTeco and the strength of outdoor and residential lighting, partially offset by softness in the commercial indoor fixtures business which is experiencing intense price competition.

The Hardware and Tools operations had sales of $325 million and an operating loss of $4 million for the nine months ended June 30, 1998, a sales increase of $86 million (36%) and a reduction from the prior years operating income of $28 million. The operating loss in the current period includes charges of approximately $33 million which primarily consist of impairments of goodwill and property, plant and equipment in the Company's ladder operations and severance in connection with the consolidation of certain administrative functions of the ladder operations with Ames. Excluding these charges the Company would have had operating income of $29 million, an increase of $1 million (3.5%) over the comparable quarter of the prior year. The increase in sales and operating income was primarily due to the first-time inclusion of Spear & Jackson and Philips metal components business which were acquired in December 1997 and May 1998, respectively. This was partially offset by reduced sales of ladders. Sales of winter tools were lower due to unusually mild winter weather conditions.

The Diversified operations had sales of $750 million and operating income of $20 million for the nine months ended June 30, 1998, a sales increase of $26 million (3.6%) and a decrease of $75 million (78.9%), respectively, from the comparable period of the prior year. The operating income in the current period includes total charges of $69 million which primarily consist of (I) impairments of goodwill at the Company's automotive leather tanning business, (ii) obsolescence, severance and impairment charges at the vacuum cleaner operations in connection with management changes and the changeover to a new model, (iii) severance, impairment and lease obligation charges in the toy operations in connection with the downsizing of the domestic toy operations which will be outsourced to the Orient and the consolidation of certain operations in the UK,
(iv) severance and impairment charges in the footwear operations in connection with the closure of a manufacturing facility and (v) severance and other charges in the plastic automotive parts business in connection with the discontinuance of a business line. Excluding these charges operating income in the current quarter would have been $89 million, a decrease of $6 million (6.3%) from the comparable quarter of the prior year. The reduction in operating income is primarily due to the vacuum cleaner and toy business. Revenue and operating income from vacuum cleaner sales declined due to lower sales in the domestic and certain foreign markets, particularly Poland, the Czech Republic and Austria. The Company's toy business was negatively affected by reduced sales of low margin Mexican products and unfavorable manufacturing variances. These sales and operating profit reductions were partially offset by increased sales and operating income in the leadframe business, which was acquired in January 1998 from Philips', refurbished aircraft bearing and fabricated metal automotive parts businesses. While sales of automotive leather increased significantly, hide quality and low scrap prices resulted in a decrease in operating income. Operating income was also impacted by a favorable settlement of certain environmental obligations in the footwear operations and a gain on the sale of an investment in a supplier of the company's toy business.

Discontinued Operations and Extraordinary Loss

For the nine months ended June 30, 1998, the Company recorded a loss from discontinued operations of $45 million which primarily consisted of the operating losses associated with the Company's outdoor furniture operations and estimated losses through the disposal date.

For the nine months ended June 30, 1997, the Company reported income from discontinued operations of $81 million, consisting of net gains on disposals of discontinued operations of $75 million and income from operations of discontinued operations of $3 million. The gains on dispositions resulted from the sales of Tubular Textile Machinery, SCM Metals Products, Inc. and the assets of QPF, Inc. partially offset by losses on the sale of Lynx Golf, the Mechanical Power Transmission Segment and portions of the Power System Segment. The income from operations of discontinued operations consisted of the results of the above named companies as well as the Armour Golf Operations (Tommy Armour Golf and Odyssey Golf) and SunLite Casual Furniture. Discontinued operations are not expected to have a material impact on the future operations or liquidity of the Company.

USI's management is evaluating its exposure to contingencies related to Zurn's discontinued Power Systems segment and considering how and when those matters could be resolved. This review will be completed by the end of fiscal 1998. Discontinued operations are not expected to have a material impact on the future operations or liquidity of the Company.

In  conjunction  with the repayment of all  outstanding  indebtedness  of Zurn , during the nine months ended June 30, 1998, a net-of-tax, non-cash, extraordinary charge of $5 million was incurred to write off unamortized deferred financing costs and for previously deferred losses associated with interest rate protection agreements. During the nine months ended June 30, 1997, a net of tax, non cash extraordinary charge in connection with the repayment of outstanding indebtedness was incurred.

Interest and Taxes

Interest expense was $51 million for the nine months ended June 30, 1998, an $8 million (18.6%) increase from the comparable period of fiscal 1997 which includes the impact of higher average debt levels associated with the Eljer acquisition and other acquisitions. Interest income was $5 million for the nine months ended June 30, 1998 and 1997.

The provision for income taxes on continuing operations was $58 million for the nine months ended June 30, 1998, on pre-tax income of $42 million as compared to a $69 million provision on pre-tax income of $162 million (a 42.6% effective tax rate) in the comparable period of fiscal 1997. The current period includes the impact of goodwill impairment charges, and certain merger and change in control payments which are not tax deductible.

Liquidity and Capital Resources

The Company's primary sources of liquidity and capital resources are cash and cash equivalents, cash provided from operations and available borrowings under the Company's revolving credit facility.

Net cash provided by operating activities of continuing operations was $90 million and $82 million for the nine months ended June 30, 1998 and 1997, respectively. The increase in cash flow from operating activities is primarily due to the increase in income from continuing operations before noncash merger, restructuring and other noncash costs.

Cash used in discontinued operations in the first nine months of 1998 is primarily due to the Company's outdoor furniture operations and tax payments in connection with the sale of discontinued operations. Cash used in discontinued operations in the first nine months of 1997 is primarily due to the operations of SunLite and Zurn's power system segment.

Investing activities used net cash of $231 million and $25 million in the nine months ended June 30, 1998 and 1997, respectively. The nine months ended March 31, 1998 included net cash used for the acquisitions of SiTeco, Spear & Jackson, Sundance and the Philips leadframe and metal components operations, funding the U.S. Brass Trust and capital expenditures, partially offset by the cash proceeds from the sale of net assets held for disposition and sales of excess real estate. The prior year included proceeds from the sale of net assets held for disposition, which resulted in an after tax net gain of $75 million, partially offset by capital expenditures. The prior year also included net cash used for the acquisitions of Eljer, SunLite, Woodings-Verona and Britain's Petite.

Financing activities provided net cash of $185 million and $28 million in the nine months ended June 30, 1998 and 1997, respectively. The current period included proceeds from long-term debt and notes payable in excess of repayments of $219 million, primarily used to finance acquisitions and operations, the purchase of $35 million of the Company's common stock for treasury, dividend payments of $15 million and $16 million to finance the US Brass settlement. The prior period included proceeds of long-term debt and notes payable in excess of repayments of $86 million primarily used to finance acquisitions and the purchase of $59 million in treasury stock.

At June 30, 1998, the Company had long-term indebtedness of $64 million, $50 million and $31 million denominated in German marks, British pounds and Dutch guilders, respectively. These borrowings are hedges of the Company's net investments in SiTeco, Spear & Jackson and certain metal components assets acquired from Philips (see note 6), respectively.

In accordance with the terms of the Zurn Credit Agreement, the Zurn borrowings under the Credit Agreement were repaid in June, 1998, with proceeds from a $200 million short-term committed note made available from one of the Company's lenders, which bears interest at a rate of approximately 6.1% per annum and has a maturity date of September 11, 1998. The Company expects to refinance this obligation and a portion of its obligation under its existing Credit Agreement with a $300 to $500 million debt offering in August. Accordingly, this debt has been classified as long-term.

Outlook

The Company believes that, although certain of its Diversified businesses are experiencing near-term weakness, USI Plumbing and Bath Products, USI Hardware and Tools and Lighting Corporation of America will perform favorably compared to last year, excluding non-recurring charges. For the full fiscal year, the Company believes that it will meet current earnings per share estimates of $1.50 - $1.55 from continuing operations before non-recurring charges.

PART II.  OTHER INFORMATION.

Item 4.   Submission of Matters to A Vote of Security Holders.

          At special meetings held on June 11, 1998, the stockholders of U.S. Industries, Inc. (now known as USI Atlantic Corp.) and shareholders of Zurn Industries, Inc. approved the mergers of such corporations pursuant to the Agreement and Plan of Merger, dated as of February 16, 1998, as amended, among such corporations, USI, Inc. (now known as U.S. Industries, Inc.), Blue Merger Corp. and Zoro Merger Corp., as follows:


Name                                         Votes For         Votes Against         Abstentions
USI Atlantic Corp.                          55,523,350               253,934             282,465
Zurn Industries, Inc.                        8,876,894                19,745               7,654

          Also on June 11, 1998, the stockholders of USI Atlantic Corp. approved an amendment to the U.S. Industries, Inc. 1997 Restricted Stock Plan, with 59,903,924 votes for 858,169 votes against and 385,111 abstentions.

Item 6.   Exhibits and Reports on Form 8-K

    (a)   Exhibits

          10.1 Credit Agreement dated December 12, 1996 as amended through June 11, 1998 among the Company, USI American Holdings, Inc., USI Atlantic Corp., various banks, Bank of America National Trust and Savings Association, as Agent, and BA Securities, Inc., as Arranger (incorporated by reference to exhibit 10.2 of the Company's report on Form 8- K filed on June 12, 1998).

          27     Financial Data Schedule

    (b)   Reports on Form 8-K

          USI Atlantic Corp. filed a current report on Form 8-K on May 19, 1998, responsive to Item 4 of such form, relating to a change in certifying accountant for the Jacuzzi companies. No financial statements were filed.

          The Company filed a current report on Form 8-K on June 15, 1998, responsive to Item 5 of such form, relating to the completion of the merger transaction involving the Company, USI Atlantic Corp. and Zurn Industries, Inc. No financial statements were filed.

          The Company filed a current report on Form 8-K on June 25, 1998, responsive to Items 2 and 7 of such form, relating to the completion of the merger transaction involving the Company, USI Atlantic Corp. and Zurn Industries, Inc. The following financial statements were filed: Consolidated financial statements of Zurn Industries, Inc. and subsidiaries as of March 31, 1997 and 1996 and for each of the three years ended in the period March 31, 1997; Consolidated financial statements of Zurn Industries, Inc. and subsidiaries as of December 31, 1997 and for the three and nine months ended December 31, 1997 and 1996 and Unaudited Pro Forma Combined Financial Statements.

                                    SIGNATURE
                                    ---------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        U.S. INDUSTRIES, INC.

Date: August 10, 1998

                                        /s/ James O'Leary
                                        ---------------------------------------
                                        James O'Leary
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)