Form 10-K
period 1998-10-03
US INDUSTRIES INC /DE
filed 1998-12-15
CIK 1056874

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 3, 1998

                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________

                        Commission File Number 33-47101

                            ------------------------

                             U.S. INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                             22-3568449
      (State or other jurisdiction of               (I.R.S. employer
       incorporation or organization)            identification number)

           101 WOOD AVENUE SOUTH
             ISELIN, NEW JERSEY                           08830
  (Address of principal executive offices)             (Zip Code)

                                 (732) 767-0700
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

            TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH
  ----------------------------------------             REGISTERED
                                            ---------------------------------
   Common Stock, par value $.01 per share        New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days: Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at December 8, 1998 (based on the last reported sale price of such stock on the New York Stock Exchange on such date):
$1,648,249,237

    On December 8, 1998, the registrant had outstanding 98,577,747 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain portions of the registrant's definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders of the registrant to be held on February 5, 1999 are incorporated by reference into Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

      ITEM                                                                                                           PAGE
-----------                                                                                                          -----
             Disclosure Concerning Forward-Looking Statements...................................................           1

                                                           PART I

         1.  Business...........................................................................................           1
         2.  Properties.........................................................................................           7
         3.  Legal Proceedings..................................................................................           7
         4.  Submission of Matters to a Vote of Security Holders................................................           7

                                                           PART II

         5.  Market for Registrant's Common Equity and Related Stockholder Matters..............................           8
         6.  Selected Financial Data............................................................................           9
         7.  Management's Discussion and Analysis of Financial Condition and Results of
               Operations.......................................................................................           9
         7a. Qualitative and Quantitative Disclosures About Market Risk.........................................          19
         8.  Financial Statements and Supplementary Data........................................................          20
         9.  Changes in and Disagreements with Accountants on Accounting and Financial
               Disclosure.......................................................................................          58

                                                          PART III

        10.  Directors and Executive Officers of the Registrant.................................................          58
        11.  Executive Compensation.............................................................................          58
        12.  Security Ownership of Certain Beneficial Owners and Management.....................................          58
        13.  Certain Relationships and Related Transactions.....................................................          58

                                                          PART IV

        14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K...................................          58
             Signatures.........................................................................................          61

                                                FINANCIAL STATEMENT SCHEDULE

             Valuation and Qualifying Accounts..................................................................          62

DISCLOSURE CONCERNING FORWARD-LOOKING STATEMENTS

    All statements, other than statements of historical fact, included in the Letter of the Chairman of the Board and Chief Executive Officer and President included in the Annual Report to Stockholders and in this Form 10-K, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business", are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Various economic and competitive factors could cause actual results to differ materially from the expectations reflected in such forward-looking statements, including factors which are outside the control of the Company, such as interest rates, foreign currency exchange rates, instability in domestic and foreign financial markets, consumer spending patterns, availability of consumer and commercial credit, levels of residential and commercial construction, levels of automotive production and changes in raw material costs and Year 2000 issues along with the other factors noted in this Report and in other documents filed by the Company or its predecessor with the Securities and Exchange Commission. In addition, the Company's future results are subject to uncertainties relating to the Company's ability to consummate its business strategy, including realizing marketing synergies and cost savings from the integregation of its acquired businesses. All subsequent written and oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the foregoing factors.

                                     PART I

ITEM 1. BUSINESS

GENERAL

    U.S. Industries, Inc. ("USI" and, together with its subsidiaries, the "Company") manufactures and distributes a broad range of consumer and industrial products through four operating divisions: USI Bath and Plumbing Products, Lighting Corporation of America, USI Hardware and Tools and USI Diversified. Many of the Company's businesses have leading market share positions, well-known brand names and established manufacturing, sourcing and distribution capabilities. The Company's strategy is to focus on basic manufacturing businesses with long-term growth potential.

    In 1995, USI Atlantic, Inc. ("USI Atlantic"), a Company predecessor then known as U.S. Industries, Inc., was spun-off from Hanson PLC ("Hanson") with 34 diverse businesses, a substantial amount of surplus real estate and other assets and significant indebtedness (the "Demerger"). The Company immediately commenced a program to reduce leverage and focus its operations through dispositions of non-strategic assets. By mid-1996, the Company had significantly reduced its debt level, enabling it to pursue selective acquisitions to broaden and enhance its core businesses.

    In June 1998, USI Atlantic merged with Zurn Industries, Inc. ("Zurn"), creating one of the leading bath and plumbing products companies in North America. To effect this transaction, USI was formed as a new holding company for USI Atlantic and Zurn. The total consideration for the Zurn merger (the "Merger") was $784 million, consisting of 20.4 million shares of Common Stock to the former Zurn shareholders and the assumption by the Company of $220 million of debt. See "Senior Notes and Credit Facilities". The transaction was accounted for as a pooling of interests and the Company's historical consolidated financial information presents the results of USI Atlantic and Zurn as a single entity.

    The Company also made several strategic acquisitions during fiscal 1998. The assets of Siemens AG's European commercial lighting operations, subsequently renamed SiTeco Beleuchtungstechnik GmbH ("SiTeco"), were acquired for the Lighting Corporation of America. The assets of Spear & Jackson plc ("Spear & Jackson"), a manufacturer and distributor of hand tools, lawn and garden tools, saws, cutting and industrial tools, and certain metal component assets of Philips Electronics ("Philips") were acquired for USI Hardware and Tools. Sundance Spas, a manufacturer of high quality spas, was acquired for USI Bath and Plumbing Products. The semiconductor leadframe assets of Philips were purchased for USI Diversified.

    The Company received proceeds of $14 million from the sale of surplus real estate in fiscal 1998.

    During fiscal 1998, the Company terminated its share buyback program. A total of approximately 8 million shares were repurchased from inception of the program.

    References to a fiscal year are to the applicable fiscal year ended on the Saturday nearest September 30 and reflect a 52 or 53-week period. This Report references trademarks of the Company such as JACUZZI, ZURN, ELJER, U.S. BRASS, AMES, RAINBOW, ERTL AND KELLER, as well as other trade names and product names. SIEMENS is a registered trademark of Siemens AG, of which the Company is a licensee.

    The Company's principal executive offices are located at 101 Wood Avenue South, Iselin, New Jersey 08830; its telephone number at that address is (732) 767-0700.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    Following the Merger, the Company realigned its businesses into four segments: USI Bath and Plumbing Products, Lighting Corporation of America, USI Hardware and Tools and USI Diversified. The results of all operations sold or classified as discontinued operations are discussed separately in Management's Discussion and Analysis of Financial Condition and Results of Operations under "Discontinued Operations and Extraordinary Loss". See Note 4 to the Consolidated Financial Statements.

USI BATH AND PLUMBING PRODUCTS

    USI Bath and Plumbing Products manufactures and distributes a full line of bath and plumbing products under the brand names JACUZZI, ELJER and ZURN. USI Bath and Plumbing Products is one of the leading bath and plumbing products businesses in North America. The Company's objective in combining these businesses is to realize marketing synergies and cost savings and capitalize on domestic and international growth opportunities, including product extensions and expansion into new markets. The division's bath and plumbing products are sold in North America, through wholesale distributors and home centers and in certain international markets, including Europe, South America, the Middle East and Asia.

    Jacuzzi is a leading worldwide manufacturer and distributor of whirlpool bath products, spas, shower systems, non-jetted baths, swimming pool equipment and water systems products. Sales of Jacuzzi products are seasonal as weather may affect outdoor installation.

    Zurn's plumbing products include drains, flush valves, pressure-reducing and regulating valves and other behind-the-wall plumbing products. Sales are seasonal as weather may affect residential construction. Eljer is a leading North American manufacturer of complementary vitreous china and cast iron plumbing, faucets and flexible plumbing systems. Zurn, through its Selkirk operations, is a leading manufacturer and distributor of commercial and residential heating, ventilation and air conditioning systems.

LIGHTING CORPORATION OF AMERICA

    Lighting Corporation of America ("LCA"), through its subsidiaries, manufacturers and distributes indoor and outdoor lighting fixtures and lighting controls for markets in North America and Europe. During fiscal 1998, sales of commercial/industrial and residential products accounted for approximately 80% and 20%, respectively, of LCA's revenues.

    LCA's size, broad range of quality products and strong distribution network allow it to compete as a full-line supplier in the commercial/industrial market. Its outdoor lighting products are sold under the KIM, SPAULDING, MOLDCAST, ARCHITECTURAL AREA LIGHTING, SIEMENS and SITECO brand names. These products include street, area, parking garage and landscape lighting. Outdoor lighting products are sold to electrical distributors, national accounts and utility companies. National customer accounts include service stations, automobile dealerships and fast food restaurants. Indoor commercial/industrial lighting products, which are sold under the COLUMBIA, PRESCOLITE, SIEMENS and SITECO brand names through electrical distributors and national accounts, include incandescent and compact fluorescent, down light fixtures, emergency and exit lighting controls, and other fluorescent lighting fixtures.

    Management believes that LCA is the largest residential lighting manufacturer in North America, principally selling under the PROGRESS and LITEWAY brand names. Progress' products include chandeliers, hall and foyer sconces, pendants, bath and vanity, ceiling, fluorescent, under-cabinet, track, outdoor and landscape lighting. Residential lighting products are sold to home centers, lighting showrooms and electrical distributors, who sell to builders, electrical contractors and consumers.

    Sales of lighting products are seasonal to a degree, with weather affecting construction and outdoor installation.

USI HARDWARE AND TOOLS

    USI Hardware and Tools manufactures and distributes tools, ladders and windows through O. Ames Co. ("Ames"), Spear & Jackson and other subsidiaries. The Company also manufactures a line of fabricated metal components used in the production of television picture tubes.

    Ames is a leading manufacturer and distributor of non-powered lawn, garden and industrial hand and striking tools in North America. The Company's Keller subsidiary manufacturers wood, aluminum and fiberglass ladders for residential and commercial use. Ames sells its products under the brand names AMES, EAGLE, WOODINGS-VERONA, and GARANT and, to a lesser extent, under private labels. Ames' product lines include garden and agricultural tools (shovels, cutting tools); snow shovels and other winter tools; and wheelbarrows and other wheeled goods. The Company also manufacturers and distributes windows under the BILTBEST brand name. Sales are seasonal, with substantial portions made in spring and fall. Weather may impact results materially.

    Spear & Jackson is a leading U.K. manufacturer and distributor of a broad line of hand tools, lawn and garden tools, industrial saws and industrial magnets. Products sold under the brand names SPEAR & JACKSON, NEILL TOOLS and ECLIPSE MAGNETICS include garden and agricultural tools (shovels and spades); contractor hand tools (pliers, cutting tools and builders' tools); industrial cutting tools (circular saw blades, carbide tip saws, circular knives); and industrial magnets (magnetic holding devices, precision measuring tools).

    Ames and Spear & Jackson distribute their products primarily through independent wholesale distributors, home centers, mass merchants and large buying groups including cooperatives. The sales of Ames products, and, to a lesser extent, Spear & Jackson products, have become increasingly concentrated among home centers and other mass merchants, including Home Depot, which, as the division's largest customer, accounted for approximately 14%, 26% and 24% of the total revenues of the USI Hardware and Tools division in fiscal 1998, 1997 and 1996, respectively.

USI DIVERSIFIED

    USI Diversified manufactures a wide range of consumer and industrial products. Its principal businesses are described below.

    Rexair Inc. ("Rexair") is a leading manufacturer of premium vacuum cleaners. Its Rainbow vacuum cleaners collect dirt particles by means of a water filtration and separator system rather than the bag used in traditional vacuum cleaners. Rexair manufactures its products at its Cadillac, Michigan facility. Rexair sells the Rainbow and its accessories exclusively to independent authorized distributors. Rexair's proportion of international unit sales to total sales was 56% in fiscal 1996, 58% in fiscal 1997 and 52% in fiscal 1998. In fiscal 1998, Rexair sold its products in over 75 foreign countries and its principal international markets included Poland, Austria, the Czech Republic, Japan and Portugal. As discussed under "International Operations" below, export sales are subject to the usual risks of doing business abroad.

    The direct sales vacuum cleaner industry is mature and competition is based on quality, sales technique, personnel, marketing and distribution approaches. Rexair does not compete on price. Sales to consumers are made by distributors and their dealers through in-the-home demonstrations typically set up by referrals from other consumers. The Company estimates that approximately 66% of domestic distributors' and subdistributors' sales to consumers are financed by third parties; thus, Rexair's business could be adversely affected by a decreased availability of consumer credit or increased consumer finance rates.

    The Ertl Company, Inc. ("Ertl") manufactures, markets and distributes agricultural toys, miniature die-cast toys, collectible die-cast replicas and plastic model kits. Ertl is headquartered in Dyersville, Iowa. Ertl's products are sold to toy retailers, mass merchants, independent toy and hobby shops and hobby distributors. Agricultural toys are also sold to original equipment manufacturers ("OEM's"), such as John

Deere and J.I. Case, whose dealers resell them in dealer showrooms. The toy industry experiences significant seasonal fluctuations due to heavy demand for toys during the Christmas season. During each of the last three fiscal years, over 60% of Ertl's net sales and over 70% of its operating income have been realized during its first and fourth fiscal quarters.

    Georgia Boot Inc. manufactures and markets work, hiking, hunting and western boots under the Georgia Boot, Durango and Northlake brands. Trimfoot Co. manufactures, imports and markets footwear products for infants and children. These products are distributed through department stores, mass merchants and other retail channels. Lehigh Safety Shoe Company ("Lehigh") manufactures and markets protective safety shoes that are generally purchased by industrial companies for their employees. Lehigh distributes its products through a network of company-owned and independent shoe centers, and shoe-mobiles which visit industrial locations. A portion of Lehigh's sales are derived from direct mail and telemarketing efforts.

    Garden State Tanning, Inc. ("Garden State Tanning") manufactures high quality leather for installation as automotive seating and trim. Garden State Tanning produces precision cut "sets" that are shipped to automotive industry customers' facilities where they are sewn and attached to automobile seats and other vehicle parts. Hide purchases comprise approximately one-half of Garden State Tanning's finished leather costs. Over two-thirds of the hides used in the production of finished leather are purchased from one supplier.

    Huron Inc. ("Huron") manufactures precision metal products used in automobile systems including screw machine parts, tubular assemblies, dowels, fittings, shafts and air conditioning and fuel manifolds. Huron supplies its precision metal products to domestic automotive OEMs and foreign automobile manufacturers with United States assembly plants and their suppliers located in North America and Europe.

    Leon Plastics, Inc. ("Leon Plastics") manufactures molded plastic parts and assemblies for automotive interiors. Leon Plastics distributes its products directly to automotive assembly plants and automotive interior trim manufacturers.

    Native Textiles manufactures tricot products which are sold to bra, lingerie and active sportswear manufacturers primarily in the United States.

    Bearing Inspection, Inc. overhauls and reconditions aircraft engine bearings.

    Jade Technologies Singapore Ltd. ("Jade Singapore") manufactures leadframes for the electronics industry. In January 1997, an initial public offering of 25% of the shares of Jade Singapore was completed. Its shares are listed on the Stock Exchange of Singapore Dealing and Automated Quotation System (SESDAQ). Immediately after the transaction, the Company owned approximately 75% of the outstanding shares of Jade.

INVESTMENT

    The Company has an equity interest in United Pacific Industries Limited ("UPI"), a limited liability company incorporated in Bermuda and listed on the Stock Exchange of Hong Kong. UPI manufactures voltage converters, other electronic components and consumer products. The Company's investment of $18 million at September 30, 1998 results in beneficial ownership of approximately 20% of UPI. The Company accounts for this investment using the equity method of accounting.

COMPETITION

    The Company competes in mature and highly competitive industries on the basis of brand identification, quality, price, marketing and distribution approaches. In some industries, certain competitors have greater market share or product breadth in a given market than the Company.

EXPORT AND INTERNATIONAL OPERATIONS

    Certain of the Company's domestic businesses generate revenue from export sales and/or revenue from operations conducted outside the United States. Export sales amounted to 9%, 12% and 13% of total revenues in fiscal 1998, 1997 and 1996, respectively, principally reflecting sales by Rexair to foreign distributors of Rainbow products in numerous countries, and sales by Garden State Tanning to Japanese automobile manufacturers. Revenue from foreign operations amounted to 21%, 12% and 10% of total revenues in fiscal 1998, 1997 and 1996, respectively, principally reflecting certain Jacuzzi operations, Spear & Jackson and SiTeco during fiscal 1998. Identifiable assets of foreign operations represented approximately 23%, 11% and 9% of total identifiable assets at September 30, 1998, 1997 and 1996, respectively. Foreign identifiable assets at September 30, 1998 principally reflect certain assets of Jacuzzi, SiTeco and Spear & Jackson. Certain businesses obtain a significant amount of finished goods from unaffiliated suppliers in East Asia.

    The Company's export sales and foreign manufacturing and sourcing are subject to certain risks including currency fluctuation, transportation delays, political and economic instability, restrictions on the transfer of funds, the imposition of duties, tariffs and import and export controls and changes in governmental policies. In particular, if China lost the "Most Favored Nation" status currently accorded to it by the United States or if the United States Trade Representative imposed retaliatory trade sanctions on China the cost of imports from China could increase significantly.

EMPLOYEES

    As of September 30, 1998, the Company had approximately 24,000 employees (excluding employees of companies in which the Company holds equity interests). Approximately 42% of such employees were represented by unions. The Company believes that the relations of its operating subsidiaries with employees and unions are satisfactory.

GOVERNMENTAL REGULATION

    The Company's operating units are subject to numerous federal, state and local laws and regulations concerning such matters as zoning, health and safety and protection of the environment. The Company believes that its operating units are currently operating in substantial compliance with, or under approved variances from, various federal, state and local laws and regulations.

    Certain present and former operating sites, or portions thereof, currently or previously owned and/or leased by current or former operating units of the Company are the subject of investigations, monitoring or remediation under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA" or "superfund"), the federal Resource Conservation and Recovery Act or comparable state statutes or agreements with third parties. These proceedings are in various stages ranging from initial investigations to active settlement negotiations to implementation of the clean-up or remediation of sites. No information currently available reasonably suggests that projected expenditures associated with these proceedings, whether for any single site or for those in the aggregate, will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

    A number of present and former operating units of the Company have been named as Potentially Responsible Parties ("PRPs") at 19 Superfund sites under CERCLA or comparable state statutes in a number of federal and state proceedings. In each of these matters the operating unit of the Company is working with the governmental agencies involved and other PRPs to address environmental claims in a responsible and appropriate manner. Under CERCLA and other similar statutes, any generator of hazardous waste sent to a hazardous waste disposal site is potentially responsible for the clean-up, remediation and response costs required for such site in the event the site is not properly closed by its owner or operator, irrespective of the amount of waste which the generator sent to the site. No information currently available reasonably suggests that projected expenditures associated with these proceedings, whether for any single site or for those in the aggregate, will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

    From time to time, the Company may receive notices of violation or may be denied its applications for certain licenses or permits on the basis that the practices of the operating unit are not consistent with regulations or ordinances. In some cases, the relevant operating unit may seek to meet with the agency to determine mutually acceptable methods of modifying or eliminating the practice in question. The Company believes that its operating units will comply with the applicable regulations and ordinances in a manner which will not have a material adverse effect on its financial condition, results of operations or cash flows.

    The Company's subsidiaries have made capital and maintenance expenditures over time to comply with zoning, water, air and solid and hazardous waste regulations. While the amount of expenditures in future years will depend on legal and technological developments which cannot be predicted at this time, these expenditures may progressively increase if regulations become more stringent. Future costs for compliance cannot be predicted with precision and there can be no certainty with respect to any costs the Company may be forced to incur in connection with historical on-site or off-site waste disposal. No information currently available reasonably suggests that these expenditures will have a material adverse effect on the Company's financial condition, results of operations or cash flows. Laws and regulations protecting the environment may in certain circumstances impose "strict liability", rendering a person liable for environmental damage without regard to negligence or fault on the part of such person.

    At September 30, 1998, the Company had accrued approximately $20 million for various environmental related liabilities of which the Company is aware. The Company believes that the range of liability which is reasonable for such matters is between approximately $7 million and $25 million. The Company cannot predict whether future developments in laws and regulations concerning environmental protection or unanticipated enforcement actions, particularly with respect to environmental standards, will require material capital expenditures or otherwise affect its financial condition, results of operations or cash flows in a materially adverse manner, or whether its operating units will be successful in meeting future demands of regulatory agencies in a manner which will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

PATENTS AND TRADEMARKS

    The Company's subsidiaries have numerous United States and foreign patents, patent applications, registered trademarks and trade names, and licenses, that relate to various businesses. The Company believes that certain of the trademarks and trade names are of material importance to the businesses to which they relate and may be of material importance to the Company as a whole.

EXECUTIVE OFFICERS

    At September 30, 1998, the executive officers of the Company were as follows:

NAME                                                                              POSITION
--------------------------------------------------------  --------------------------------------------------------
David H. Clarke.........................................  Chairman of the Board and Chief Executive Officer
John G. Raos............................................  President, Chief Operating Officer and Director
John F. Bendik..........................................  Executive Vice President
George H. MacLean.......................................  Senior Vice President, General Counsel and Secretary
James O'Leary...........................................  Senior Vice President and Chief Financial Officer
Dorothy E. Sander.......................................  Senior Vice President--Administration
Diana E. Burton.........................................  Vice President--Investor Relations
Robert P. Noonan........................................  Corporate Controller
Peter F. Reilly.........................................  Treasurer

    David H. Clarke, 57, has served as Chairman of the Board and Chief Executive Officer of the Company since the Demerger. Mr. Clarke was Vice Chairman of Hanson from 1993 until the Demerger, Deputy Chairman and Chief Executive Officer of Hanson Industries, the U.S. arm of Hanson, from 1992 until the Demerger and a Director of Hanson from 1989 until May 1996. Mr. Clarke is a director of Fiduciary Trust International, a public company engaged in investment management and administration of assets for individuals.

    John G. Raos, 49, has served as President and Chief Operating Officer and a Director of the Company since the Demerger. Mr. Raos was President and Chief Operating Officer of Hanson Industries from 1992 until the Demerger and a Director of Hanson from 1989 until the Demerger. Mr. Raos is a Director of TearDrop Golf Company.

    John F. Bendik, 47, has served as an Executive Vice President of the Company since January 1998. Prior to that, Mr. Bendik was a Group Vice President from June 1997. Mr. Bendik served as Director of Strategic Planning of the Company since August 1995. For the balance of the previous five years, Mr. Bendik was President and CEO of Histacount Corporation.

    George H. MacLean, 63, has served as Senior Vice President, General Counsel and Secretary of the Company since the Demerger. For the balance of the previous five years, Mr. MacLean served as Vice President and Associate General Counsel of Hanson Industries.

    James O'Leary, 35, has served as Senior Vice President and Chief Financial Officer since June 1998. He served as Corporate Controller of the Company from the Demerger until June 1998 and was elected as a Vice President in January 1996. Mr. O'Leary served as Group Controller for certain consumer and industrial products businesses of Hanson Industries from September 1994 until the Demerger. For the balance of the past five years, he served as Assistant Corporate Controller for Hanson Industries.

    Dorothy E. Sander, 45, has served as Senior Vice President--Administration since June 1998. Previously she had served as Vice President--Administration of the Company since the Demerger. Ms. Sander served as Vice President--Administration and Benefits of Hanson Industries from 1991 until the Demerger and as an Associate Director of Hanson PLC from 1993 until the Demerger. She is a member of the Advisory Board of the Bank of New York and the Board of Editors of "HR-Law and Practice" magazine.

    Diana E. Burton, 53, has served as Vice President--Investor Relations of the Company since the Demerger. From January 1995 through the Demerger, Ms. Burton served as an investor relations consultant to Hanson Industries. For the balance of the past five years, she was a Vice President of Marine Harvest International, Inc. ("Marine Harvest"), with principal responsibility for administration and investor relations.

    Robert P. Noonan, 36, has served as Corporate Controller of the Company since June 1998. Mr. Noonan served as Assistant Corporate Controller of the Company from February 1998 to June 1998 and was a Group Controller of the Company from the Demerger to January 1998. For the balance of the past five years, he was Corporate Controller of Marine Harvest.

    Peter F. Reilly, 34, has served as Treasurer since December 1997. Mr. Reilly served as Assistant Treasurer from the Demerger until June 1997 and, subsequently, as a Group Controller. Mr. Reilly was a financial advisor to Hanson Industries from January 1995 through the Demerger. He was Assistant Treasurer of Marine Harvest from April 1994 through November 1994. For the balance of the past five years, he was Corporate Controller for Lynton Group, Inc.

ITEM 2. PROPERTIES

    The Company owns 134 and leases 178 properties, none of which has value that is significant in relation to the Company's assets as a whole. The Company develops, manages and disposes of its excess properties through its wholly-owned subsidiary, USI Properties, Inc.

ITEM 3. LEGAL PROCEEDINGS

    The Company and its subsidiaries are parties to legal proceedings that are considered to be either ordinary, routine litigation incidental to the business of present and former operations or immaterial to the Company's financial condition, results of operations or cash flows. For information concerning environmental proceedings, see "Business--Governmental Regulation."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company did not submit any matter to a vote of its security holders during the fourth quarter of fiscal 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    (a) Market Information.

    The Company's Common Stock is traded on the NYSE under the symbol USI. The following table sets forth, for the fiscal periods indicated, the high and low closing sales price per share of Common Stock as reported by the NYSE.

                                                             FISCAL 1998           FISCAL 1997
                                                         --------------------  --------------------
                                                           HIGH        LOW       HIGH        LOW
                                                         ---------  ---------  ---------  ---------
First Quarter..........................................  $   30.75  $   25.13  $   22.42  $   17.50
Second Quarter.........................................  $   30.63  $   26.38  $   26.17  $   21.17
Third Quarter..........................................  $   30.19  $   17.88  $   25.50  $   21.42
Fourth Quarter.........................................  $   20.31  $   13.56  $   28.00  $   23.71

    (b) Holders.

    As of December 8, 1998, there were approximately 26,958 record holders of Common Stock. The closing price per share of Common Stock as reported by the NYSE on such date was $17.38.

    (c) Dividends.

    The Board of Directors previously adopted a cash dividend policy under which USI paid cash dividends of $0.05 per share of Common Stock as listed below. The payment of dividends is subject to the Board of Directors' discretion and will depend upon the Company's overall performance, general business conditions, legal and contractual restrictions and other factors that the Board may deem relevant.

DIVIDEND RECORD DATE                                                     DIVIDEND PAYMENT DATE
-----------------------------------------------------------------------  ---------------------
September 30, 1997.....................................................      October 14, 1997
December 31, 1997......................................................      January 21, 1998
March 31, 1998.........................................................        April 21, 1998
June 30, 1998..........................................................         July 21, 1998
September 30, 1998.....................................................      October 21, 1998

ITEM 6. SELECTED FINANCIAL DATA

    The following tables sets forth the consolidated (combined) historical selected financial data of the Company.

                                                                               FOR THE FISCAL YEARS ENDED SEPTEMBER 30,
                                                                       ---------------------------------------------------------
                                                                        1998 (1)      1997       1996      1995 (5)      1994
                                                                       -----------  ---------  ---------  -----------  ---------

                                                                                    (IN MILLIONS, EXCEPT PER SHARE)
INCOME STATEMENT DATA:
Net sales............................................................   $   3,310   $   2,716  $   2,364   $   2,181   $   2,080
Operating income.....................................................         149         287        239         105         196
Income (loss) from continuing operations.............................           7         136        104         (42)         53
Net income (loss)....................................................         (44)        252        138         (72)         87
Income from continuing operations per share (2)
  Basic..............................................................         .07        1.48       1.09      --          --
  Diluted............................................................         .07        1.43       1.07      --          --
Net income (loss) per share (2)
  Basic..............................................................        (.46)       2.73       1.45      --          --
  Diluted............................................................        (.45)       2.64       1.42      --          --
Cash dividend declared per share (4).................................         .20         .05     --          --          --

BALANCE SHEET DATA (AT PERIOD END):
Cash and cash equivalents............................................   $      44   $      67  $      57   $      67   $      34
Working capital......................................................         807         651        697         721       1,159
Total assets.........................................................       2,812       2,538      2,502       2,232       2,608
Total debt (3).......................................................         966         746        930       1,000         997
Stockholders' equity/Invested capital................................         960         950        758         643       1,022

------------------------------

(1) The fiscal year ended September 30, 1998 included non-recurring and unusual after-tax charges of $140 million of merger, restructuring and other costs, $7 million to write-off interest rate protection agreements, $34 million to discontinue a business, and $5 million associated with the refinancing of Zurn's outstanding indebtedness, totaling $186 million.

(2) All earnings per share data has been prepared in accordance with SFAS 128, which was adopted on December 31, 1997. The adoption of SFAS 128 did not have a material impact on the information previously presented. Prior to fiscal 1996, earnings per share information is not presented as such information is not indicative of the Company's continuing capital structure.

(3) Amount in fiscal 1994 primarily represents intercompany notes payable to Hanson plc.

(4) Cash dividends exclude dividends declared and paid by Zurn prior to the merger.

(5) USI changed its accounting policy for evaluating goodwill impairment in fiscal 1995, resulting in a charge of $98 million, which affects comparability between fiscal 1995 and fiscal 1994. Fiscal 1995 operating income includes charges of $2 million to close certain underutilized facilities of the lighting products operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    On June 11, 1998, USI merged with Zurn by exchanging 20.4 million shares of the Company's common stock for all of the common stock of Zurn. Each share of Zurn common stock was exchanged for 1.6 shares of the Company's common stock. Outstanding Zurn employee stock options were converted at the same exchange ratio into options to purchase 2 million shares of the Company's common stock.

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

    The Company's operations are grouped into four segments: USI Bath and Plumbing Products, Lighting Corporation of America, USI Hardware and Tools and USI Diversified. The results of all operations sold or classified as discontinued are excluded from the table and discussion below. (See Note 4 to the Consolidated Financial Statements.) Prior to the Merger, Zurn's fiscal year ended on March 31. In recording the business combination Zurn's results of operations, financial position and cash flows as of and for the year ended September 30, 1998 and 1997 have been restated to conform to USI's fiscal year end.

For the year ended September 30, 1996, USI's results of operations and cash flows have been combined with the results of operations and cash flows of Zurn for the year ended March 31, 1997. Zurn's results are included in USI Bath and Plumbing Products.

                                                                           FOR THE FISCAL YEARS ENDED
                                                                                  SEPTEMBER 30,
                                                                         -------------------------------
                                                                           1998       1997       1996
                                                                         ---------  ---------  ---------
                                                                                  (IN MILLIONS)
NET SALES
Bath and Plumbing Products.............................................  $   1,105  $     879  $     685
Lighting Corporation of America........................................        766        538        508
Hardware and Tools.....................................................        430        308        238
Diversified............................................................      1,009        991        933
                                                                         ---------  ---------  ---------
  TOTAL NET SALES......................................................  $   3,310  $   2,716  $   2,364
                                                                         ---------  ---------  ---------
                                                                         ---------  ---------  ---------
OPERATING INCOME (LOSS) (1)
Bath and Plumbing Products.............................................  $      93  $     101  $      88
Lighting Corporation of America........................................         52         42         36
Hardware and Tools.....................................................         (2)        34         31
Diversified (2)........................................................         38        137        111
                                                                         ---------  ---------  ---------
Operating income before corporate expenses.............................        181        314        266
Corporate expenses.....................................................        (32)       (27)       (27)
                                                                         ---------  ---------  ---------
  TOTAL OPERATING INCOME...............................................  $     149  $     287  $     239
                                                                         ---------  ---------  ---------
                                                                         ---------  ---------  ---------

------------------------------

(1) Operating income (loss) for the year ended September 30, 1998 includes merger, restructuring and other related costs of $154 million and product change costs in connection with the restructuring of approximately $11 million. (See Note 5 to the Consolidated Financial Statements.) Operating income (loss) for the USI Bath and Plumbing Products, Lighting Corporation of America, USI Hardware and Tools, USI Diversified Operations and Corporate expenses include merger, restructuring and other charges of $40, $3, $37, $78 and $7 million, respectively.

(2) Fiscal 1998 and 1997 operating income for the USI Diversified Operations includes $(3) and $2 million, respectively of equity (loss) earnings from the Company's investment in UPI. Fiscal 1998 equity (loss) includes a charge associated with an impairment of a UPI subsidiary of $4 million.

FISCAL 1998 COMPARED TO FISCAL 1997

    The Company had sales of $3,310 million in fiscal 1998, an increase of $594 million (21.9%). The operating income for the year was $149 million compared to $287 million in the prior year. The current year's operating income includes merger, restructuring and other charges of $165 million which are discussed below. Excluding these non-recurring and unusual charges, operating income would have been $314 million, an increase of $27 million (9.4%).

    USI Bath and Plumbing Products operations had sales of $1,105 million and operating income of $93 million, a sales increase of $226 million (25.7%) and a decrease in operating income of $8 million. Operating income in the current year includes non-recurring and unusual charges of $40 million incurred in connection with (i) the Merger, including investment banking, legal, and accounting fees as well as change in control payments to certain Zurn employees, (ii) the closure of a manufacturing facility, (iii) the consolidation of several distribution centers between the Jacuzzi and Zurn operations and (iv) the reduction of duplicate administrative functions resulting from the Merger. Excluding these charges, operating income would have been $133 million, an increase of $32 million (31.7%) over the prior year. The increase in sales and operating profit, excluding non-recurring and unusual charges, is primarily due to the full year inclusion of Eljer (which was acquired in January 1997), the acquisition of Sundance Spas in June 1998, continued strength in the European bath operations and increased market penetration by Zurn Plumbing Products. These gains were partially offset by shortfalls in South America and Asia attributable to difficult local economic conditions.

    Lighting Corporation of America had sales of $766 million and operating income of $52 million in fiscal 1998, increases of $228 million (42.4%) and $10 million (23.8%), respectively, over the prior year. Operating income in the current year includes restructuring charges of $3 million incurred in connection with plant shutdowns at two facilities. Excluding these charges, operating income in the current year would have been $55 million, an increase of $13 million (31.0%) over the prior year. The increase in sales and operating income, excluding these charges, is due to the October 1997 acquisition of SiTeco, and strong sales of outdoor and residential lighting. Sales of commercial indoor florescent fixtures continue to be adversely affected by price competition.

    USI Hardware and Tools operations had sales of $430 million and an operating loss of $2 million for the current year, a sales increase of $122 million (39.6%), and a decrease of $36 million from the prior year's operating income of $34 million. The operating loss in the current year includes charges of $37 million which consists of (i) impairments of goodwill and property, plant and equipment in the Company's ladder operations, (ii) severance incurred in connection with the consolidation of certain administrative functions at the ladder operations with Ames and (iii) the elimination of a product line at Keller's window operations. Excluding these charges, the operating income would have been $35 million, an increase of $1 million (2.9%) from the prior year. The increase in sales is due to the first time inclusion of Spear & Jackson, acquired in December 1997, and a metal components business acquired from Philips in May 1998. The increase in operating income, excluding these charges, is due to these acquisitions, partially offset by the operating losses at the ladder operations, which lost a major customer in 1997, and reduced operating income at Ames. Ames operating income was negatively affected by price pressure from the mass retailers, poor winter and spring tool sales due to a lack of snowfall and unusually hot summer weather, partially offset by the favorable impact of prior year acquisitions. The first half of fiscal 1999 operating results for Ames are expected to be unfavorably affected by high retail inventories carried over from fiscal 1998.

    USI Diversified Operations had sales of $1,009 million and operating income of $38 million, an increase of $18 million and a decrease of $99 million, respectively, from the prior year. Operating income in the current year includes total charges of $78 million consisting of (i) impairments of goodwill at the automotive leather tanning business, (ii) obsolescence, severance and impairment charges at the vacuum cleaner operations incurred in connection with management changes and the changeover to a new model, (iii) severance, impairment and lease obligation charges in the toy operations as a result of outsourcing certain manufacturing processes, (iv) severance and impairment charges in the footwear operations incurred in connection with the closure of a manufacturing facility,
(v) severance and other charges in the Company's plastic automotive business incurred in connection with the discontinuance of a business line, (vi) severance, impairment and obsolescence charges incurred in connection with the elimination of a product line in the Company's textile operations and (vii) the Company's equity share of an impairment charge recorded by UPI. Excluding these charges operating income in the current year would have been $116 million, a decrease of $21 million from the prior year. The decrease in sales and operating profit, excluding these charges, is primarily due to lower sales of vacuum cleaners and toys. Operating income in the vacuum cleaner business declined due to lower sales, particularly in certain foreign markets, which were affected by the strength of the dollar. Domestic vacuum cleaner sales were adversely affected by dealers' difficulties in recruiting sales representatives due to low unemployment rates. The toy business was affected by lower sales and unfavorable manufacturing variances. Operating profits were also negatively impacted by lower sales of western footwear and plastic automotive components and increased price concessions and reduced scrap prices in the automotive leather division. These unfavorable factors were partially offset by increased sales and operating income in the refurbished aircraft bearing business, the January 1998 acquisition of the Philips leadframe business, a favorable settlement of certain environmental obligations in the footwear operations, and a gain of $6 million on the sale of an investment in a toy supplier.

    Corporate expenses include $7 million of charges for severance of certain executive staff and employment costs in connection with the Company's realignment of its business units.

MERGER, RESTRUCTURING AND OTHER RELATED COSTS

    In connection with the closing of the Merger, the Company reviewed its long-term strategy for the newly combined entity and reviewed each operating company's performance and future prospects. As a result, the Company adopted a plan to improve efficiency and enhance competitiveness. In addition, due to indications of impairment, the Company evaluated the recoverability of certain long-lived assets, primarily goodwill at Garden State Tanning and Keller Ladders. The Company determined an evaluation of the carrying amount of the long-lived assets, primarily goodwill, at Garden State Tanning was necessary due to operational issues, particularly changes in the automotive supplier industry including pricing concessions demanded by automotive companies and a dramatic decline in scrap leather prices attributable to the Asian economic crisis. The impairment indicators at Keller Ladders included the sharp decline in operating profits and sales due to the loss of a significant customer whose sales volume has not been replaced. In determining the amount of the impairment, the Company obtained independent appraisals of the fair values of Garden State Tanning and Keller Ladders.

    The restructuring plan includes the closing of certain manufacturing and warehouse facilities in the bath and plumbing products, toy, shoe and lighting operations. The production and distribution activities of these facilities will be either outsourced, relocated off-shore, or consolidated into existing facilities. The restructuring plan included a reduction in the work force by approximately 1,200 employees.

    The merger, integration and other costs also includes investment banking, legal and accounting fees and other miscellaneous costs, as well as costs related to change-in-control payments to certain Zurn employees.

    The principal components of the merger, restructuring and other related costs are:

                                                                                   (IN MILLIONS)
                                                                                   -------------
Impairment of goodwill...........................................................    $      83
Lease obligations and impairment of equipment....................................           19
Merger, integration and other costs..............................................           26
Severance and related costs......................................................           26
                                                                                         -----
  Total..........................................................................    $     154
                                                                                         -----
                                                                                         -----

Cash charges.....................................................................    $      57
Non-cash charges.................................................................           97
                                                                                         -----
  Total..........................................................................    $     154
                                                                                         -----
                                                                                         -----

    $31 million of the cash charges were paid prior to September 30, 1998 and the remaining cash charges will be paid by September 30, 1999, or through the respective lease termination date.

    In addition to the $154 million of merger, restructuring and other related costs, the Company has incurred $11 million of product change costs related to the elimination of product lines and the reduction of manufacturing and warehouse facilities at its operations which have been restructured.

    After an income tax benefit of $25 million, the charges detailed above impact the results from continuing operations for the period ended September 30, 1998 by $140 million.

    OTHER (INCOME) EXPENSE, NET

    In anticipation of the offering of senior notes, the Company entered into certain interest rate protection agreements in March and April 1998. Due to subsequent market changes, the principal amount and term of the notes sold in the offering varied from those originally anticipated. The portion of the costs of the agreements, in the amount of $10 million, related to the notes sold will be amortized over the term of the notes. The Company recorded a pre-tax charge of $12 million ($7 million after-tax) to write off the remainder of the costs of the agreements in other (income) expense, net. This charge was partially offset by, among other things, gains on sales of real estate and the Company's airplane.

    INTEREST AND TAXES

    Interest expense was $69 million for fiscal 1998, a $10 million (16.9%) increase from the prior fiscal year. The increase reflects higher levels of debt outstanding, primarily related to acquisitions, partially offset by lower effective interest rates. Interest income was $8 million for fiscal 1998, a $1 million increase from fiscal 1997.

    The provision for income taxes was $78 million on pre-tax income of $85 million (a 91.8% effective rate) for fiscal 1998 compared to $102 million on pre-tax income of $238 million (42.9% effective rate) from the prior fiscal year. The current year includes the impact of goodwill impairment and nondeductible non-recurring charges. Excluding these items the effective rate would have been approximately 41%.

    DISCONTINUED OPERATIONS AND EXTRAORDINARY LOSS

    For fiscal 1998, the Company recorded a loss from discontinued operations of $46 million, net of tax, which primarily consisted of the loss for the Company's outdoor furniture operations, which was sold in September 1998.

    In the prior year, the Company reported income from discontinued operations of $118 million, net of tax, consisting of net gains on disposals of discontinued operations of $113 million and income from operations of discontinued operations of $5 million. The gains on dispositions resulted from the sales of Tubular Textile Machinery, SCM Metal Products, Inc., the assets of QPF, Inc. and Odyssey Golf, partially offset by losses on the sales of Lynx Golf, the Power Transmission Segment and portions of the Power Systems Segment. The income from operations of discontinued operations consisted of the results of the above companies, the Armour Golf Operations (Tommy Armour Golf and Odyssey Golf) and SunLite Casual Furniture.

    Management regularly evaluates its exposure to contingencies related to Zurn's discontinued Power Systems Segment. Management does not expect discontinued operations to have a material impact on the future operations or liquidity of the Company.

    In conjunction with the repayment of all outstanding indebtedness of Zurn during the year ended September 30, 1998, a net-of-tax, non-cash, extraordinary charge of $5 million was incurred to write off unamortized deferred financing costs and for losses associated with interest rate swaps. In conjunction with the repayment of all outstanding indebtedness under a prior credit agreement, during the first quarter of fiscal 1997, a net of tax, non-cash, extraordinary charge of $2 million was incurred to write off unamortized deferred financing costs and for losses associated with interest rate swaps.

FISCAL 1997 COMPARED TO FISCAL 1996

    The Company had sales of $2,716 million and operating income of $287 million in fiscal 1997, increases of $352 million (14.9%) and $48 million (20.1%), respectively, from fiscal 1996.

    USI Bath and Plumbing Products operations had sales of $879 million and operating income of $101 million, increases of $194 million (28.3%) and $13 million (14.8%), respectively. The increase in sales and operating profit is primarily due to the acquisition of Eljer in January 1997. The Bath and Plumbing Products operations had strong domestic sales to large do-it-yourself (DIY) retailers and an increase in sales in the fire protection business due to construction activity on the West Coast. An increase in operating profits from domestic bath operations was substantially offset by a decline in operating income in European bath products operations.

    The Lighting Corporation of America had sales of $538 million and operating income of $42 million, increases of $30 million (5.9%) and $6 million (16.7%), respectively, from fiscal 1996. Strong results were reported by the Company's outdoor and residential lighting companies. The outdoor lighting companies benefited from new product introductions and favorable market conditions in the high-end architectural and commercial outdoor categories. In the residential lighting segment, sales and profits increased due to the strong housing market. In commercial indoor lighting, operating income was flat on slightly increased sales as competitive pricing conditions continued.

    USI Hardware and Tools operations had sales of $308 million and operating income of $34 million, increases of $70 million (29.4%) and $3 million (9.7%), respectively. The operating income was negatively impacted due to a difficult fourth quarter experienced by the Company's ladder operations. Fourth quarter sales and operating profits declined in the ladder business, due to highly competitive market conditions in the DIY distribution channels, which also resulted in a negative profit comparison for the full year. Sales and operating income from lawn and garden products increased as the Company benefited from new product introductions in the wheeled goods category. Also adding to results were contributions from Woodings-Verona Tool Works, Inc., a manufacturer of striking tools acquired in January 1997, and IXL Manufacturing Company, Inc., a manufacturer of tool handles acquired in July 1997.

    USI Diversified operations had sales of $991 million and operating income of $137 million, increases of $58 million (6.2%) and $26 million (23.4%), respectively. The significant increase in operating income was primarily due to the increases in toy, textile, metal automotive components and bearing refurbishment businesses, partially offset by declines in vacuum cleaner sales and footwear operations. Toy profits rose significantly due to lower advertising costs and the absence of one-time charges in 1996 associated with the exit from promotional toys, and reduced manufacturing costs. Sales and profits also increased in the core collectible and agricultural toy categories. Improved tricot sales, reduced provisions for lace inventories and better manufacturing performance contributed to the improved textile operations. Domestic and international vacuum cleaner unit sales were lower due to continued weakness in the domestic market and weather related problems and weakness in the international market. Sales and operating profits in the footwear operations suffered from the absence of promotional programs in child and infant shoe categories that positively affected fiscal 1996. Sales in the automotive leather products operations increased significantly, however the market was highly competitive during the year reducing profitability that was also affected by the poor quality of hides available in the marketplace.

    DISCONTINUED OPERATIONS AND EXTRAORDINARY LOSS

    In fiscal 1996, the Company had income from discontinued operations of $59 million, net of tax, consisting of net gains on disposals of discontinued operations of $58 million and income from operations of discontinued operations of $1 million. The gains resulted from the sales of Office Group America, Inc., Blue Mountain Industries, Farberware, Inc., Spartus Electronics Corporation, Piedmont Moulding Corporation, Jade Holdings, Inc., Universal Gym Equipment, Inc. and Franklin Dyed Yarns for total cash consideration of $241 million and notes of $6 million, which resulted in gains of $68 million, net of tax. This was offset by a charge of $2 million, net of a tax benefit of $1 million, to reduce the carrying value of the Company's equity investment in Ground Round to its estimated realizable value and losses of $8 million, net of a tax benefit of $1.6 million, on the sale of Lynx Golf, Power Transmission Segments and portions of the Power Systems Segment for total consideration of $68 million. The income from operations of discontinued operations consisted of the results of the above named companies, as well as companies discontinued in subsequent years.

    During the first quarter of fiscal 1996, a net of tax, non-cash, extraordinary charge of $25 million was incurred to write off unamortized deferred financing costs and previously deferred losses associated with interest rate swaps.

    GAIN ON SALE OF SUBSIDIARY STOCK

    In January 1997, an initial public offering of 25% of the shares of Jade Singapore, a manufacturer of lead frames for the electronics industry, was completed. Jade sold 8 million shares at approximately $.53 per share, generating cash proceeds of approximately $4 million. The Company recorded a gain of approximately $1 million ($700,000 after provision for deferred income taxes) in connection with the sale. Immediately after the transaction, the Company owned approximately 75% of the outstanding shares of Jade.

    INTEREST AND TAXES

    Interest expense was $59 million for fiscal 1997, a $5 million (8%) decrease from the prior fiscal year. The decrease reflects the impact of lower levels of debt outstanding and lower borrowing costs in the first half of the year. Interest income was $7 million for fiscal 1997, a $4 million decrease from fiscal 1996.

    The provision for income taxes for continuing operations totaled $102 million for fiscal 1997 on pre-tax income of $238 million (a 42.9% effective tax rate) compared to a $82 million provision on pre-tax income of $186 million for fiscal 1996 (a 44.1% effective rate). The lower tax rate was primarily attributable to the increased utilization of foreign tax credits.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary sources of liquidity and capital resources are cash and cash equivalents, cash provided from operations and available borrowings under the Company's revolving credit facility.

    Net cash provided by operating activities of continuing operations was $125 million and $135 million for the year ended September 30, 1998 and 1997, respectively. The decrease is due to the $31 million of cash disbursed in connection with the merger, restructuring and other charges.

    Cash used in discontinued operations of $47 million in the year ended September 30, 1998 is primarily due to the Company's outdoor furniture operations and tax payments in connection with the sale of discontinued operations. Net cash used in discontinued operations of $78 million in the year ended September 30, 1997, primarily relates to the operations of SunLite and the Power Systems Segment.

    Investing activities used net cash of $230 million and provided net cash of $97 million in fiscal 1998 and 1997, respectively. Fiscal 1998 included net cash used for acquisitions including SiTeco, Spear & Jackson, Sundance and the Philips leadframe and metal components operations, funding the U.S. Brass Trust and capital expenditures, partially offset by the cash proceeds from the sale of net assets held for disposition and sales of excess real estate. The prior year included proceeds from the sale of net assets held for disposition, partially offset by capital expenditures. The prior year also included net cash used for the acquisitions of Eljer, SunLite, Woodings-Verona, IXL Manufacturing Company, Inc. and Britains Petite.

    Financing activities provided net cash of $130 million and used net cash of $139 million in fiscal 1998 and 1997, respectively. Fiscal 1998 included proceeds from long-term debt and notes payable in excess of repayments of $166 million, primarily used to finance acquisitions and capital expenditures, the purchase of $35 million of the Company's common stock for treasury and dividend payments of $21 million. The prior year included repayments of long-term debt and notes payable in excess of proceeds of $75 million and the purchase of $67 million of common stock for treasury.

    At September 30, 1998 the Company had current maturities of long-term debt and short-term notes payable aggregating $19 million. The Company had $235 million of unused availability under uncommitted short-term lines of credit and $294 million of unused credit available under the Existing Credit facility (as defined below) at September 30, 1998. During October 1998, the Company strengthened its sources of liquidity and capital resources by issuing $250 million aggregate principal amount of 7.125% Senior Notes due in 2003 and obtaining a new $300 million, 364 day revolving credit facility (the "364 Day Facility"). See SENIOR NOTES AND CREDIT FACILITIES within this section. The Company believes that cash provided by operations and availability under unused credit facilities will adequately support cash needs for working capital, capital expenditures for existing businesses and future principal payments on outstanding borrowings.

    Total stockholders' equity increased by $10 million from September 1997 to September 1998, principally due to the issuance of $118 million in the Company's Common Stock in conjunction with the acquisition of Spear & Jackson and the exercise of employee stock options partially offset by the net loss of $44 million for fiscal 1998, the purchases of $35 million of the Company's Common Stock for treasury and dividends declared of $20 million. See the Consolidated Statement of Changes in Stockholders' Equity and Note 3 to the Consolidated Financial Statements.

SENIOR NOTES AND CREDIT FACILITIES

    In fiscal 1997, USI American Holdings, Inc. ("USIAH"), a wholly owned subsidiary of USI Atlantic, issued $125 million aggregate principal amount of Senior Notes due December 1, 2006, which bear interest at 7.25%, payable semiannually (the "7.25% Notes"). The net cash proceeds were $123 million after transaction fees and discounts. In connection with the Merger, a supplemental indenture was executed adding USI as a co-obligor with USIAH under the Notes. The Notes remain fully and unconditionally guaranteed by USI Atlantic Corp. See
Note 17 to the Consolidated Financial Statements.

    In October 1998, USI and USIAH jointly issued $250 million aggregate principal amount of Senior Notes due October 15, 2003, which bear interest at 7.125%, payable semiannually (the "7.125% Notes"). The net cash proceeds were $247 million after transaction fees and discounts. As discussed below, $200 million of the proceeds were used to repay a short-term note and the remainder was used to repay borrowings under uncommitted bank credit lines. The Company has agreed to exchange the 7.125% Notes, which are not registered under the Securities Act of 1933, for registered notes having substantially the same terms. If the Company fails to comply with this requirement, then the interest rate on the 7.125% Notes will increase 0.5% per annum until such time as they are registered.

    The 7.25% Notes and the 7.125% Notes (collectively, the "Notes") are guaranteed by USI Atlantic. The Notes are redeemable at the option of the Company, in whole or in part, at a redemption price equal to the greater of (i) 100% of the principal amount to be redeemed, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the Notes to be redeemed, discounted at a rate based on the yield to maturity of the comparable U.S. Government securities plus a spread (10 basis points for the 7.25% Notes and 50 basis points for the 7.125% Notes) plus, in each case, accrued interest to the date of redemption. The Notes are unsecured but the indentures place restrictions on, among other things, liens and subsidiary indebtedness. Certain restrictions on dividends and the purchase of common stock for treasury were eliminated pursuant to the indenture for the 7.25% Notes in August 1998 when Moody's Investors Services, Inc. raised its rating on the notes to Baa2, the 7.125% Notes were issued without such restrictions.

    The Company has a five year revolving line of credit providing for borrowings of up to an aggregate amount of $750 million (the "Credit Agreement"). The revolving credit commitment will be permanently reduced by $100 million on December 12, 1999 and by an additional $150 million on December 12, 2000, and terminates on December 12, 2001. The Credit Agreement includes committed advances and uncommitted bid option advances. The committed advances bear interest based on, at the option of the Company, (i) specified spreads over London Interbank Offer Rate ("LIBOR") or (ii) the higher of the agent bank's reference rate or 50 basis points above federal funds rate in effect on such date. The spreads on the LIBOR-based borrowings range between 15 and 62.5 basis points, based on the Company's senior unsecured debt rating for the relevant period. At September 30, 1998 three-month LIBOR was 5.3125% per annum and the spread over LIBOR was 22.5 basis points. A facility fee, regardless of the amount utilized, is payable on a quarterly basis in arrears on the full amount of the Credit Agreement. The facility fee ranges between 7.5 and 25 basis points per annum, based upon the Company's senior unsecured debt ratings for the relevant period. At September 30, 1998, the facility fee was 10.0 basis points per annum. The Credit Agreement places restrictions on, among other things, liens, mergers, consolidations and additional indebtedness. Its financial covenants require USI to comply with maximum ratio of total funded debt to capital and a consolidated leverage ratio. The maximum ratios are .60:1.00 and 3.5:1.0, respectively.

    During fiscal 1998, the Company amended the Credit Agreement to allow a portion of the available facility to be used for borrowings in currencies other than the U.S. dollar, to eliminate the previous restriction limiting certain unsecured indebtedness to $200 million, to permit the Merger and to add USI as a co-obligor. USIAH is the other co-obligor, and USI Atlantic is the guarantor of the Credit Agreement.

    Zurn, prior to the Merger, was an obligor under a $250 million secured credit facility. As a result of the Merger, the facility became due and was repaid by the Company on June 11, 1998. The Company used $200 million of the proceeds from a short-term note, advanced by one of its lenders, to repay the borrowings under the facility. The note bore interest at a rate of approximately 6.1% per annum. The Company repaid this obligation in October 1998 using a portion of the proceeds from the 7.125% Notes, and accordingly it has been classified as long-term.

    On October 30, 1998, the Company entered into a 364 day revolving line of credit providing for borrowings of up to an aggregate amount of $300 million. Borrowings under the agreement bear interest at either the agent bank's base rate or the London Interbank Offer Rate ("LIBOR"), plus a margin. The facility contains restrictive covenants consistent with the Credit Agreement.

    RISK MANAGEMENT

    In anticipation of an offering of debt securities, the Company entered into certain interest rate protection agreements in March and April 1998. Due to subsequent market changes, the principal amount and term of the 7.125% Notes that were ultimately sold in the offering varied from those originally anticipated. These interest rate protection agreements were terminated in September 1998 and settled with payments in October 1998 aggregating $22 million. The portion of the cost of the agreements deemed related to the 7.125% Notes of $10 million will be amortized over the term of the 7.125% Notes bringing the reported interest rate to 8.4%. The Company recorded a non-recurring net of tax charge of $7 million to write-off the remainder of the cost of the agreements in the fourth quarter of fiscal 1998, which is included in other (income) expense, net.

    Prior to the Merger, Zurn had entered into certain interest rate protection agreements. These agreements were settled via cash payment of $6 million, in connection with the repayment of the Zurn Facility as discussed above. To manage its interest rate exposure, the Company entered into interest rate swaps to receive a floating rate based on three-month LIBOR and pay a weighted average fixed rate. The fixed interest rates under the interest rate swaps currently outstanding range from 5.43% to 6.78% per annum. Net payments under the agreements amounted to approximately $3 million, $5 million and $7 million for fiscal 1998, 1997 and 1996, respectively. The swaps are of notional amounts and maturities that relate to specific portions of outstanding debt, and accordingly, are accounted for as hedge transactions. The aggregate notional amounts and periods covered by such agreements are as follows:

October 1, 1998 through September 30, 1999.....................  $300 million
October 1, 1999 through September 30, 2001.....................  $200 million

    To protect the U.S. dollar value of its anticipated profits denominated in foreign currencies, the Company may purchase foreign currency put option contracts. The contracts are purchased and settled in U.S. dollars. The Company had no exposure with respect to these foreign currency options contracts other than the cost of such options. The cost of such foreign currency options was not material. There are no such options outstanding at September 30, 1998. The Company has also entered into foreign exchange forward contracts to manage expected cash flows at foreign operations. Such contracts have not been significant.

    The interest rate protection agreements, foreign exchange options and foreign exchange forward contracts described above were the only derivative instruments held or entered into by the Company at year end or during fiscal 1998 and 1997. See Note 2 to the Consolidated Financial Statements.

MARKET RISK EXPOSURES

    The Company, in the normal course of doing business, is exposed to the risks associated with changes in interest rates and currency exchange rates. To limit the risks from such fluctuations, the Company enters into various hedging transactions that have been authorized pursuant to the Company's policies and procedures. See Note 2 to the Consolidated Financial Statements. The Company does not engage in such transactions for trading purposes.

    To manage exposure to interest rate movements the Company uses interest rate protection agreements. Based on the Company's overall exposure to interest rate changes, a hypothetical change of 100 basis points across all maturities of the Company's floating rate debt obligations, after considering interest rate protection agreements, would be immaterial to the Company's pre-tax earnings in fiscal 1999.

    The Company utilizes foreign currency-denominated borrowings to selectively hedge its net investments in subsidiaries in foreign countries. Such borrowings at September 30, 1998 are denominated in German marks, British pounds, Dutch guilders and Hong Kong dollars. A 10% change in the relevant currency exchange rates is estimated to have an impact of $20 million on the fair value of such borrowings. This quantification of the Company's exposure to the market risk of foreign exchange sensitive financial instruments is necessarily limited, as it does not take into account the offsetting impact of the Company's underlying investment exposures.

    The Company is also exposed to foreign currency exchange risk related to its international operations as well as its U.S. businesses, which import or export goods. The company has made limited use of financial instruments to manage this risk.

FOREIGN CURRENCY MATTERS

    The functional currency of each of the Company's foreign operations at September 30, 1998 is the local currency. The operations in Brazil operated in a hyperinflationary economy until on or about October 1, 1997, when Brazil was no longer considered hyperinflationary. During the hyperinflationary period, the functional currency of the Company's operation in Brazil was the U.S. Dollar. Assets and liabilities of foreign subsidiaries are translated at the exchange rates in effect at the balance sheet dates, while revenue, expenses and cash flows are translated at average exchange rates for the period. Except for companies operating in hyperinflationary economies, translation gains and losses are reported as a component of Stockholders' Equity. Losses resulting from the translation of the financial statements of the Company's operations in Brazil of $1 million are included in other (income) expense, net, in each of fiscal years 1997 and 1996.

EFFECT OF INFLATION

    Because of the relatively low level of inflation experienced in the Company's principal markets, inflation did not have a material impact on its results of operations in fiscal 1998, 1997 or 1996.

YEAR 2000 READINESS DISCLOSURE

    Many computer systems and other equipment with embedded technology use only two digits to define the applicable year and may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in failures or miscalculations causing disruptions of normal business activities and operations (the "Year 2000 issue").

    The Company is actively addressing the Year 2000 issue. The compliance program is led by information technology staff at each operating company, with assistance from manufacturing staff and outside technology consultants where necessary. Progress is being monitored by each operating company president and reported to USI management. The Company uses outside technology consultants to provide independent reviews of Year 2000 readiness.

    The Company's Year 2000 efforts focus on three areas: information technology ("IT") related systems and processes, such as operating systems, applications and programs; embedded logic ("non-IT") systems and processes, such as manufacturing machinery, telecommunications equipment and security devices; and compliance efforts of third parties (such as customers, suppliers and service providers). Within each of the IT and non-IT areas, the project spans four phases: assessment of programs and devices to identify those that are affected by the Year 2000 issue; development of remediation strategies; testing such strategies; and implementing the solutions. The third party aspect of the project involves contacting significant third parties to obtain information about their Year 2000 compliance in order to determine and mitigate the risk to the Company for third parties' failures.

    The Company has completed an assessment of its critical IT systems and, as a result, the operating companies have decided to modify, upgrade or replace portions of their systems. The remediation efforts achieved significant progress in fiscal 1997 and 1998, and remain underway. The Company expects that the remediation, testing and implementation of all critical IT systems will be completed at dates ranging from January to September 1999. The Company is continuing the process of assessing and remediating critical non-IT systems, as well, and expects that the assessment, remediation, testing and implementation of such systems will be completed by the fourth quarter of calendar year 1999.

    Year 2000 costs for computer equipment, software and outside consultants incurred through September 30, 1998 are approximately $14 million, of which $3 million was expensed and $11 million was capitalized. Estimated future costs to complete the Year 2000 program are $23 million, of which $5 million are expected to be expensed as incurred and the remaining $18 million are expected to be capitalized. These costs have been, and will continue to be, funded from operating cash flow and available credit facilities. Most of the costs are for new systems and improved functionality. These costs exclude internal costs, principally related to payroll costs for its employees who are involved in the Year 2000 program, which are not separately tracked by the Company.

    The Company is developing contingency plans to address the possibility of failure by the Company or third parties to complete their Year 2000 initiatives on a timely basis. The Company expects that preliminary plans will be in place by March 1999, with further refinements anticipated through the end of 1999 based on the Company's ongoing evaluation of its readiness as well as the status of compliance of third parties. Such contingency plans may include using alternative processes, such as manual procedures to substitute for non-compliant systems; arranging for alternate suppliers and service providers; increasing inventory levels; and developing procedures internally and in conjunction with significant third parties to address compliance issues as they arise.

    No amount of preparation and testing can guarantee Year 2000 compliance. However, the Company believes it is taking appropriate preventive measures and will be successful in avoiding any material adverse effect on the Company's operations or financial condition. Nevertheless, the Company recognizes that failing to resolve its Year 2000 issues on a timely basis would, in a worst case scenario, significantly limit its ability to manufacture and distribute its products and process its daily business transactions for a period of time, especially if such failure is coupled with third party or infrastructure failures. Similarly, the Company could be significantly affected by the failure of one or more significant suppliers, customers or components of the infrastructure to conduct their respective operations without interruption after 1999. Because of the difficulty of assessing the Year 2000 compliance of such third parties, the Company considers the potential disruptions caused by such parties to present the most reasonably likely worst-case scenarios. Adverse effects on the Company could include business disruption, increased costs, loss of sales and other similar ramifications.

    The costs of the Company's Year 2000 initiatives, the dates on which the Company believes that it will complete such activities and the Company's evaluation of third-party effects are estimates and subject to change. Actual results could differ from those currently anticipated. Factors that could cause such differences include, but are not limited to, the availability of key Year 2000 personnel, the Company's ability to respond to unforeseen Year 2000 complications, the readiness of third parties, the accuracy of third party assurances regarding Year 2000 compliance and similar uncertainties.

EURO CONVERSION

    On January 1, 1999, eleven of the fifteen member countries of the European Union are scheduled to establish fixed conversion rates between their sovereign currencies (the "legacy currencies") and a single European currency (the "euro"). During a transition period from January 1, 1999 through December 31, 2001, legacy currencies will continue in use; however, the value of such currencies will be set at fixed and irrevocable conversion rates to the euro. Beginning in January 2002, new euro-denominated bills and coins will be issued and the legacy currencies will be withdrawn from circulation. The Company is addressing issues raised by the conversion to the euro, such as assessing whether cross-border price transparency will limit the Company's flexibility to charge different prices for similar products and adapting its information technology systems. The Company's efforts to adapt its systems differ at its various European operations. Some operations are expected to be able to accommodate euro-denominated invoicing and purchasing transactions by January 1, 1999. The Company's significant European operations have formulated plans to accommodate all euro-denominated transactions and conversion conventions by January 1, 2002. The Company anticipates that its costs in connection with the euro conversion will not be material. The Company does not anticipate that the conversion from the legacy currencies to the euro would have a material adverse impact on its financial condition or results of operations.

OUTLOOK

    The Company believes that, based on initial forecasts for fiscal 1999 and subject to the factors described above under "Disclosures Concerning Forward-Looking Statements", it should achieve earnings per share from continuing operations in the range of $1.65 to $1.70. Management expects that earnings for fiscal 1999 will be more heavily weighted towards the third and fourth fiscal quarters than it was in fiscal 1997 and 1998. The re-distribution reflects the increased share of the Company's sales and profits derived from its plumbing and lighting businesses, which record higher activity in the spring and summer due to the seasonal nature of the construction industry. Also, weaker comparisons during the first and second fiscal quarters at USI Diversified and USI Hardware and Tools will impact the overall distribution of earnings during fiscal 1999.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

    See Item 7, Managements Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of U.S. Industries, Inc.

    We have audited the consolidated balance sheets of U.S. Industries, Inc. (the "Company") as of September 30, 1998 and 1997 and the related consolidated statements of operations, cash flows, and changes in stockholders' equity for each of the three years in the period ended September 30, 1998. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the management of the Company. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of certain subsidiary companies (U.S. Industries' Automotive Group and Jacuzzi Companies in 1997 and 1996) which statements reflect 22% of consolidated total assets as of September 30, 1997 and 1996, and 27% and 26% of consolidated revenues for the years ended September 30, 1997 and 1996, respectively. Those statements and Schedule II information were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for these companies in 1997 and 1996, is based solely on the report of the other auditors.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors for 1997 and 1996 provide a reasonable basis for our opinion.

    In our opinion, based on our audits and the report of other auditors for 1997 and 1996, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at September 30, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the reports of other auditors for 1997 and 1996, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

New York, New York
November 12, 1998

                      REPORT OF PRICEWATERHOUSECOOPERS LLP
                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
U.S. Industries, Inc.

    We have audited the accompanying combined balance sheets of the U.S. Industries Automotive Group and Jacuzzi Companies as of September 30, 1997 and 1996, and the related combined statements of operations and cash flows for the years then ended (not presented separately herein). Our audits also included Financial Statement Schedule II of the U.S. Industries Automotive Group and Jacuzzi Companies for the years ended September 30, 1997 and 1996 (not presented separately herein). These financial statements and schedules are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the combined financial statements audited by us present fairly, in all material respects, the combined financial position of the U.S. Industries Automotive Group and Jacuzzi Companies at September 30, 1997 and 1996, and the results of their operations and cash flows for the years then ended in conformity with generally accepted accounting principles. Also, the financial statement schedules referred to above, when considered in relation to the basic combined financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
November 14, 1997

                             U.S. INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                         (IN MILLIONS EXCEPT PER SHARE)

                                                                                         FOR THE FISCAL YEARS ENDED
                                                                                                SEPTEMBER 30,
                                                                                       -------------------------------
                                                                                         1998       1997       1996
                                                                                       ---------  ---------  ---------
Net sales............................................................................  $   3,310  $   2,716  $   2,364
Operating costs and expenses:
  Cost of products sold..............................................................      2,307      1,857      1,613
  Selling, general and administrative expenses.......................................        700        572        512
  Goodwill impairment and non-recurring and unusual charges..........................        154     --         --
                                                                                       ---------  ---------  ---------
      Operating income...............................................................        149        287        239
Interest expense.....................................................................         69         59         64
Interest income......................................................................         (8)        (7)       (11)
Gain on sale of subsidiary shares....................................................     --             (1)    --
Other (income) expense, net..........................................................          3         (2)    --
                                                                                       ---------  ---------  ---------
Income before income taxes, discontinued operations and extraordinary loss...........         85        238        186
Provision for income taxes...........................................................         78        102         82
                                                                                       ---------  ---------  ---------
      Income from continuing operations..............................................          7        136        104
                                                                                       ---------  ---------  ---------
Discontinued operations:
  Income (loss) from operations (net of income taxes of ($5), $3 and $3).............         (8)         5          1
  Gain (loss) on disposals (net of income taxes of ($11), $68 and $8)................        (38)       113         58
                                                                                       ---------  ---------  ---------
  Income (loss) from discontinued operations.........................................        (46)       118         59
                                                                                       ---------  ---------  ---------
Income (loss) before extraordinary loss..............................................        (39)       254        163
Extraordinary loss from early extinguishment of debt (net of income tax benefits of
  $3, $1 and $16)....................................................................         (5)        (2)       (25)
                                                                                       ---------  ---------  ---------
Net income (loss)....................................................................  $     (44) $     252  $     138
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
Earnings per basic share:
  Income from continuing operations..................................................  $     .07  $    1.48  $    1.09
  Income (loss) from discontinued operations.........................................       (.48)      1.27       0.62
  Extraordinary loss.................................................................       (.05)     (0.02)     (0.26)
                                                                                       ---------  ---------  ---------
  Net income (loss)..................................................................  $    (.46) $    2.73  $    1.45
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
Earnings per diluted share:
  Income from continuing operations..................................................  $     .07  $    1.43  $    1.07
  Income (loss) from discontinued operations.........................................       (.47)      1.23       0.61
  Extraordinary loss.................................................................       (.05)     (0.02)     (0.26)
                                                                                       ---------  ---------  ---------
  Net income (loss)..................................................................  $    (.45) $    2.64  $    1.42
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

                See notes to consolidated financial statements.

                             U.S. INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                        (IN MILLIONS EXCEPT SHARE DATA)

                                                                                                   AT SEPTEMBER 30,
                                                                                                 --------------------
                                                                                                   1998       1997
                                                                                                 ---------  ---------
                                                       ASSETS
Current assets:
  Cash and cash equivalents....................................................................  $      44  $      67
  Trade receivables, net.......................................................................        652        502
  Inventories..................................................................................        589        501
  Deferred income taxes........................................................................         81        107
  Other current assets.........................................................................         77         55
  Net assets held for disposition..............................................................     --             69
                                                                                                 ---------  ---------
      Total current assets.....................................................................      1,443      1,301

Property, plant and equipment, net.............................................................        538        422
Deferred income taxes..........................................................................         14          3
Other assets...................................................................................        222        212
Goodwill, net..................................................................................        595        600
                                                                                                 ---------  ---------
                                                                                                 $   2,812  $   2,538
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------
                                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable................................................................................  $      15  $       4
  Current maturities of long-term debt.........................................................          4         41
  Trade accounts payable.......................................................................        264        189
  Accrued expenses and other liabilities.......................................................        313        344
  Income taxes payable.........................................................................         40         72
                                                                                                 ---------  ---------
      Total current liabilities................................................................        636        650

Long-term debt.................................................................................        947        701
Other liabilities..............................................................................        269        237
                                                                                                 ---------  ---------
      Total liabilities........................................................................      1,852      1,588
                                                                                                 ---------  ---------
Commitments and contingencies
Stockholders' equity:
  Common stock (par value $.01) per share, authorized 300,000,000 shares; issued 105,005,316
    and 101,109,040, respectively; outstanding 98,409,878 and 94,496,490, respectively)........          1          1
  Paid in capital..............................................................................        724        612
  Retained earnings............................................................................        406        470
  Unearned restricted stock....................................................................        (17)       (16)
  Other equity.................................................................................        (24)        (6)
  Treasury stock (6,595,438 and 6,612,550 shares, respectively) at cost........................       (130)      (111)
                                                                                                 ---------  ---------
      Total stockholders' equity...............................................................        960        950
                                                                                                 ---------  ---------
                                                                                                 $   2,812  $   2,538
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

                See notes to consolidated financial statements.

                             U.S. INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN MILLIONS)

                                                                                               FOR THE FISCAL YEARS ENDED
                                                                                                      SEPTEMBER 30,
                                                                                             -------------------------------
                                                                                               1998       1997       1996
                                                                                             ---------  ---------  ---------
OPERATING ACTIVITIES:
  Income from continuing operations........................................................  $       7  $     136  $     104
  Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
    Depreciation and amortization..........................................................         97         75         64
    Provision for deferred income taxes....................................................         17         24         14
    Provision for doubtful accounts........................................................          8          2          5
    Gain on sale of excess real estate.....................................................         (4)        (3)        (5)
    Gain on sale of marketable securities..................................................         (6)    --         --
    Gain on sale of subsidiary stock.......................................................     --             (1)    --
    Gain on sale of property, plant and equipment..........................................         (5)    --         --
    Goodwill impairment & non-recurring charges............................................         97     --         --
  Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
    Increase in trade receivables..........................................................        (84)       (22)       (15)
    Increase in inventories................................................................        (17)       (12)       (18)
    Decrease in other current assets.......................................................          3          8         30
    Increase in other non-current assets...................................................        (12)       (53)       (11)
    Increase (Decrease) in trade accounts payable..........................................         35        (14)        15
    Increase (Decrease) in income taxes payable............................................         11        (21)         1
    (Decrease) Increase in accrued expenses and other liabilities..........................        (13)        15        (15)
    (Decrease) Increase in other non-current liabilities...................................         (5)         3         (7)
    Other, net.............................................................................         (4)        (2)         1
                                                                                             ---------  ---------  ---------
    NET CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS.....................        125        135        163
                                                                                             ---------  ---------  ---------
  Income (loss) from discontinued operations...............................................        (46)       118         59
  Adjustments to reconcile income (loss) from discontinued operations to net cash used in discontinued operations:
    Loss (Gain) on disposal of discontinued operations.....................................         38       (113)       (58)
    Increase in net assets held for disposition............................................        (39)       (83)       (21)
                                                                                             ---------  ---------  ---------
    NET CASH USED IN DISCONTINUED OPERATIONS...............................................        (47)       (78)       (20)
                                                                                             ---------  ---------  ---------
    NET CASH PROVIDED BY OPERATING ACTIVITIES..............................................         78         57        143
                                                                                             ---------  ---------  ---------
INVESTING ACTIVITIES:
  Proceeds from sale of net assets held for disposition....................................         11        390        314
  Proceeds from sale of excess real estate.................................................         14         28         31
  Proceeds from sale of subsidiary stock...................................................     --              4     --
  Proceeds from collection of notes receivable.............................................          5     --              7
  Acquisition of companies, net of cash acquired...........................................       (173)      (269)      (239)
  Purchase of investment...................................................................         (7)        (1)       (12)
  Proceeds from sale of marketable securities..............................................          6         24          6
  Purchases of property, plant and equipment...............................................       (108)       (76)       (51)
  Proceeds from sale of property, plant and equipment......................................         35          2          4
  Other net................................................................................        (13)        (5)         2
                                                                                             ---------  ---------  ---------
    NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES....................................       (230)        97         62
FINANCING ACTIVITIES:
  Proceeds from long-term debt.............................................................      1,406      1,626      1,135
  Repayment of long-term debt..............................................................     (1,245)    (1,705)    (1,296)
  Proceeds from (repayment of) notes payable...............................................          5          4         (3)
  Payment of dividends.....................................................................        (21)        (4)        (5)
  Purchase of treasury stock...............................................................        (35)       (67)       (46)
  Proceeds from exercise of stock options..................................................         20          7     --
                                                                                             ---------  ---------  ---------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES....................................        130       (139)      (215)
Effect of exchange rate changes on cash....................................................         (1)        (5)    --
                                                                                             ---------  ---------  ---------
    NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS...................................        (23)        10        (10)
Cash and cash equivalents at beginning of year.............................................         67         57         67
                                                                                             ---------  ---------  ---------
    CASH AND CASH EQUIVALENTS AT END OF YEAR...............................................  $      44  $      67  $      57
                                                                                             ---------  ---------  ---------
                                                                                             ---------  ---------  ---------

                See notes to consolidated financial statements.

                             U.S. INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF CHANGES IN
                              STOCKHOLDERS' EQUITY

          FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 1998, 1997 AND 1996

                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                                                                    UNEARNED
                                                            COMMON        PAID IN     RETAINED     RESTRICTED       OTHER
                                                             STOCK        CAPITAL     EARNINGS        STOCK        EQUITY
                                                         -------------  -----------  -----------  -------------  -----------
Balance at September 30, 1995..........................    $       1     $     584    $      93     $     (24)    $      (6)
Net income.............................................                                     138
Cash dividend declared ($0.25 per share) Zurn..........                                      (5)
Amortization of unearned restricted stock..............                                                     7
Purchase of 3,581,386 shares of common stock...........
Common stock issued (58,707 shares) upon exercise of
  options..............................................           --            --
Common stock issued (35,993 shares) to employee and
  directors............................................           --            --
Treasury stock issued (93,000 shares) to employees and
  directors............................................                          1                         (2)
Forfeiture of 25,460 shares of unearned restricted
  stock................................................           --            --
Deferred tax benefit--Note 10..........................                         20
Translation adjustment.................................                                                                  (1)
Minimum pension liability adjustment...................                                                                   2
                                                                  --
                                                                             -----        -----           ---           ---
Balance at September 30, 1996..........................            1           605          226           (19)           (5)
                                                                  --
                                                                             -----        -----           ---           ---
Net Income.............................................                                     252
Less net income for Zurn for the six months ended March
  31, 1997.............................................                                      (2)
Cash dividend declared ($0.05 per share)...............                                      (4)
Cash dividend declared ($0.12 per share) Zurn..........                                      (2)
Amortization of unearned restricted stock..............                                                     7
Purchase of 3,134,343 shares of common stock...........
Common stock issued to employees and directors (11,360
  shares)..............................................           --            --
Common stock issued (336,714 shares) upon exercise of
  options..............................................           --             3
Common stock issued (46,576 shares) to Zurn pension
  plans................................................           --             1
Treasury stock issued (550,307 shares) to employees and
  directors............................................                          1                         (5)
Forfeiture of 166,065 shares of unearned restricted
  stock................................................                         (1)                         1
Income tax benefit relating to stock plans.............                          3
Translation adjustment.................................                                                                  (2)
Minimum pension liability adjustment...................                                                                   1
                                                                  --
                                                                             -----        -----           ---           ---
Balance at September 30, 1997..........................            1           612          470           (16)           (6)
                                                                  --
                                                                             -----        -----           ---           ---
Net loss...............................................                                     (44)
Cash dividends declared ($0.20 per share)..............                                     (20)
Amortization of unearned restricted stock..............                                                     6
Purchase of 1,260,900 shares of common stock...........
Retirement of 348,603 shares of treasury stock.........                         (5)
Forfeiture of 373,709 shares of restricted stock.......                                                     2
Treasury stock issued (1,303,118 shares) to employees,
  directors and upon exercise of options...............                          4                         (9)
Common stock issued (559,359 shares) upon exercise of
  options and to Zurn pension plans....................           --            12
Common stock issued (3,685,520 shares) for
  acquisition..........................................           --            96
Income tax benefit relating to stock plans.............                          5
Translation adjustment.................................                                                                  (9)
Minimum pension liability adjustment...................                                                                  (9)
                                                                  --
                                                                             -----        -----           ---           ---
Balance at September 30, 1998..........................    $       1     $     724    $     406     $     (17)    $     (24)
                                                                  --
                                                                  --
                                                                             -----        -----           ---           ---
                                                                             -----        -----           ---           ---


                                                          TREASURY
                                                            STOCK        TOTAL
                                                         -----------     -----
Balance at September 30, 1995..........................   $      (5)   $     643
Net income.............................................                      138
Cash dividend declared ($0.25 per share) Zurn..........                       (5)
Amortization of unearned restricted stock..............                        7
Purchase of 3,581,386 shares of common stock...........         (46)         (46)
Common stock issued (58,707 shares) upon exercise of
  options..............................................                       --
Common stock issued (35,993 shares) to employee and
  directors............................................                       --
Treasury stock issued (93,000 shares) to employees and
  directors............................................           1           --
Forfeiture of 25,460 shares of unearned restricted
  stock................................................                       --
Deferred tax benefit--Note 10..........................                       20
Translation adjustment.................................                       (1)
Minimum pension liability adjustment...................                        2

                                                              -----        -----
Balance at September 30, 1996..........................         (50)         758

                                                              -----        -----
Net Income.............................................                      252
Less net income for Zurn for the six months ended March
  31, 1997.............................................                       (2)
Cash dividend declared ($0.05 per share)...............                       (4)
Cash dividend declared ($0.12 per share) Zurn..........                       (2)
Amortization of unearned restricted stock..............                        7
Purchase of 3,134,343 shares of common stock...........         (67)         (67)
Common stock issued to employees and directors (11,360
  shares)..............................................                       --
Common stock issued (336,714 shares) upon exercise of
  options..............................................                        3
Common stock issued (46,576 shares) to Zurn pension
  plans................................................                        1
Treasury stock issued (550,307 shares) to employees and
  directors............................................           6            2
Forfeiture of 166,065 shares of unearned restricted
  stock................................................                   --
Income tax benefit relating to stock plans.............                        3
Translation adjustment.................................                       (2)
Minimum pension liability adjustment...................                        1

                                                              -----        -----
Balance at September 30, 1997..........................        (111)         950

                                                              -----        -----
Net loss...............................................                      (44)
Cash dividends declared ($0.20 per share)..............                      (20)
Amortization of unearned restricted stock..............                        6
Purchase of 1,260,900 shares of common stock...........         (35)         (35)
Retirement of 348,603 shares of treasury stock.........           5           --
Forfeiture of 373,709 shares of restricted stock.......          (4)          (2)
Treasury stock issued (1,303,118 shares) to employees,
  directors and upon exercise of options...............          15           10
Common stock issued (559,359 shares) upon exercise of
  options and to Zurn pension plans....................                       12
Common stock issued (3,685,520 shares) for
  acquisition..........................................                       96
Income tax benefit relating to stock plans.............                        5
Translation adjustment.................................                       (9)
Minimum pension liability adjustment...................                       (9)

                                                              -----        -----
Balance at September 30, 1998..........................   $    (130)   $     960

                                                              -----        -----
                                                              -----        -----

                See notes to consolidated financial statements.

                             U.S. INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION

    The Company manufactures and distributes a broad range of consumer and industrial products grouped into four segments: USI Bath and Plumbing Products, Lighting Corporation of America, USI Hardware and Tools and USI Diversified.

    On June 11, 1998, U.S. Industries, Inc. ("USI") merged with Zurn Industries, Inc. ("Zurn") (the "Merger"), hereafter collectively referred to as the Company, by exchanging 20.4 million shares of its common stock for all of the common stock of Zurn. Each share of Zurn common stock was exchanged for 1.6 shares of USI common stock. Outstanding Zurn employee stock options were converted at the same exchange ratio into options to purchase 2 million shares of USI common stock.

    The consolidated financial statements give retroactive effect to the Merger in a transaction accounted for as a pooling of interests. The pooling of interests method of accounting requires the restatement of all periods presented as if USI and Zurn had always been combined. The consolidated statement of changes in stockholders' equity reflects the accounts of the Company as if the common stock to complete the Merger had been issued prior to the periods presented.

    Prior to the Merger, Zurn's financial year ended on March 31. In recording the business combination, Zurn's results of operations, financial position and cash flows have been restated to conform to USI's fiscal year ended September 30, 1998 and 1997. For the year ended September 30, 1996, USI's results of operations and cash flows have been combined with the results of operations and cash flows of Zurn for the year ended March 31, 1997. As a result, the Company's results of operations and cash flows for the years ended September 30, 1997 and 1996 both include Zurn's results of operations and cash flows for the six months ended March 31, 1997. Zurn's net sales, operating income and net income for the six months then ended were $190 million, $16 million and $2 million, respectively. In addition, the cash flows during the same six month period includes $52 million of proceeds provided by the sale of net assets held for disposition and $176 million of cash used in the acquisition of companies.

    There were no transactions between USI and Zurn prior to the combination. Certain reclassifications have been made to the Zurn financial statements to conform to USI's presentations.

    The results of operations for the separate companies and the combined amounts presented in the consolidated financial statements follow. For the year ended September 30, 1998, the results of Zurn's operations are presented separately through June 10, 1998. Thereafter, the Zurn results are included with USI.

                                                                   FOR THE FISCAL YEARS ENDED
                                                                         SEPTEMBER 30,
                                                                --------------------------------
                                                                  1998        1997       1996
                                                                ---------  ----------  ---------
                                                                         (IN MILLIONS)
NET SALES
  USI.........................................................  $   2,848  $    2,204  $   2,011
  Zurn........................................................        462         512        353
                                                                ---------  ----------  ---------
    COMBINED..................................................  $   3,310  $    2,716  $   2,364
                                                                ---------  ----------  ---------
                                                                ---------  ----------  ---------

INCOME (LOSS) FROM CONTINUING OPERATIONS
  USI.........................................................  $     (14) $      112  $      82
  Zurn........................................................         21          24         22
                                                                ---------  ----------  ---------
    COMBINED..................................................  $       7  $      136  $     104
                                                                ---------  ----------  ---------
                                                                ---------  ----------  ---------

                             U.S. INDUSTRIES, INC.

NOTE 1--BASIS OF PRESENTATION (CONTINUED)

                                                                   FOR THE FISCAL YEARS ENDED
                                                                         SEPTEMBER 30,
                                                                --------------------------------
                                                                  1998        1997       1996
                                                                ---------  ----------  ---------
                                                                         (IN MILLIONS)
NET INCOME (LOSS)
  USI.........................................................  $     (61) $      236  $     133
  Zurn........................................................         17          16          5
                                                                ---------  ----------  ---------
    COMBINED..................................................  $     (44) $      252  $     138
                                                                ---------  ----------  ---------
                                                                ---------  ----------  ---------

    In January 1997, an initial public offering of 25% of the shares of the Company's wholly-owned subsidiary Jade Technologies Singapore Ltd ("Jade"), a manufacturer of leadframes for the electronics industry, was completed. Jade sold 8 million shares at approximately $0.53 per share, generating cash proceeds of approximately $4 million. The Company recorded a gain of $1 million ($700,000 after provision for deferred income taxes) in connection with the sale. After the transaction, the Company owned 75% of the outstanding shares of Jade.

NOTE 2--ACCOUNTING POLICIES

    FISCAL YEAR:  USI's fiscal year ends on the Saturday nearest to September
30. All USI fiscal year data contained herein reflect results of operations for the 53, 52 and 52 week periods ended on the Saturday nearest to September 30, 1998, 1997 and 1996, respectively, but are presented as of such date for convenience.

    PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions are eliminated. Companies which are 20% to 50% owned are accounted for using the equity method.

    USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    CASH EQUIVALENTS: Cash equivalents represent short-term investments which have maturities of ninety days or less when purchased.

    DEPRECIATION AND AMORTIZATION:

                                                                          FOR THE FISCAL YEARS ENDED
                                                                                 SEPTEMBER 30,
                                                                     -------------------------------------
                                                                        1998         1997         1996
                                                                        -----        -----        -----
                                                                                 (IN MILLIONS)
Depreciation.......................................................   $      71    $      52    $      44
Amortization of goodwill...........................................          21           17           13
Amortization of deferred financing costs...........................           1            1            2
Amortization of unearned restricted stock..........................           6            7            7
Amortization of deferred income....................................          (2)          (2)          (2)
                                                                            ---          ---          ---
                                                                      $      97    $      75    $      64
                                                                            ---          ---          ---
                                                                            ---          ---          ---

                             U.S. INDUSTRIES, INC.

NOTE 2--ACCOUNTING POLICIES (CONTINUED)
    TRADE RECEIVABLES AND CONCENTRATIONS OF CREDIT RISK:

                                                                               AT SEPTEMBER 30,
                                                                           ------------------------
                                                                              1998         1997
                                                                           -----------  -----------
                                                                                (IN MILLIONS)
Trade receivables........................................................   $     697    $     544
Allowance for doubtful accounts..........................................         (45)         (42)
                                                                                -----        -----
                                                                            $     652    $     502
                                                                                -----        -----
                                                                                -----        -----

    The Company operates in the United States and, to a lesser extent, in Europe, South America, Canada and Asia. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Credit losses have been within management's expectations.

    INVENTORIES:

                                                                               AT SEPTEMBER 30,
                                                                           ------------------------
                                                                              1998         1997
                                                                           -----------  -----------
                                                                                (IN MILLIONS)
Finished products........................................................   $     295    $     260
In-process products......................................................         111          106
Raw materials............................................................         183          135
                                                                                -----        -----
                                                                            $     589    $     501
                                                                                -----        -----
                                                                                -----        -----

    Inventories are valued at the lower of cost, determined under both the first-in, first-out and last-in, first-out methods, or market. The percentage of inventory under each method follows:

                                                                               AT SEPTEMBER 30,
                                                                           ------------------------
                                                                              1998         1997
                                                                           -----------  -----------
                                                                                (IN MILLIONS)
First-in, first-out (FIFO) method........................................         84%          79%
Last-in, first-out (LIFO) method.........................................         16%          21%

    The increase in the carrying value of the inventory if only the FIFO method, which approximates replacement costs, had been used, would be $4 million and $7 million at September 30, 1998 and 1997, respectively.

    PROPERTY, PLANT AND EQUIPMENT:

                                                                               AT SEPTEMBER 30,
                                                                           ------------------------
                                                                              1998         1997
                                                                           -----------  -----------
                                                                                (IN MILLIONS)
Land and buildings.......................................................   $     283    $     237
Machinery, equipment and furniture.......................................         760          650
Accumulated depreciation.................................................        (505)        (465)
                                                                                -----        -----
                                                                            $     538    $     422
                                                                                -----        -----
                                                                                -----        -----

    Property, plant and equipment is stated on the basis of cost less accumulated depreciation provided under the straight-line method.

                             U.S. INDUSTRIES, INC.

NOTE 2--ACCOUNTING POLICIES (CONTINUED)
    In March 1998, the AICPA issued SOP 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED FOR OR OBTAINED FOR INTERNAL USE. The Company plans to adopt the SOP on October 1, 1998. The SOP will require the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The Company does not expect the impact of adopting this SOP to be material.

    OTHER ASSETS: Excess properties held for sale primarily consist of land and buildings no longer used in operations which are included in other assets and carried at the lower of cost or fair value less costs to sell. The carrying value of such properties was $43 million and $44 million as of September 30, 1998 and 1997, respectively. The income (loss), net, from excess properties of $3 million, $1 million and ($1) million in fiscal 1998, 1997 and 1996, respectively, is included in other (income) expense, net and includes net gains on the sale of these properties, adjustments to net realizable value and the carrying costs incurred in the period.

    GOODWILL: Goodwill represents the excess of the purchase price over the fair value of net assets acquired. The Company reviews operating results and other relevant facts every fiscal quarter for each of its businesses to determine if there are indications that the carrying value of an enterprise may be impaired. The fair value methodology is used by the Company to ascertain the recoverability of the carrying value of an enterprise, when there are indications of impairment. In the event that such fair value is below the carrying value of an enterprise, for those companies with goodwill, the Company first reduces goodwill and then other long-lived assets to the extent such differential exists.

    The fair value methodology is applied to determine the recoverable value for each business on a stand alone basis using ranges of fair values obtained from independent appraisers. In developing these ranges, the independent appraisers consider (a) publicly available information, (b) financial projections of each business, (c) the future prospects of each business as discussed with senior operating and financial management, (d) publicly available information regarding comparable publicly traded companies in each industry, (e) market prices, capitalizations and trading multiples of comparable public companies and (f) other information deemed relevant. In reviewing these valuations and considering the need to record a charge for impairment of enterprise value and goodwill to the extent it is part of the enterprise value, the Company also evaluates solicited and unsolicited bids for the businesses of the Company.

    Goodwill is amortized straight-line over periods not exceeding forty years. Accumulated amortization aggregated $291 million and $294 million, at September 30, 1998 and 1997, respectively. Amortization and adjustments to the carrying value of goodwill amounted to $104 million, $17 million and $13 million for fiscal 1998, 1997 and 1996, respectively.

    FOREIGN CURRENCY TRANSLATION: The functional currency of each of the Company's foreign operations at September 30, 1998 is the local currency. The operations in Brazil operated in a hyperinflationary economy until on or about October 1, 1997, when Brazil was no longer considered hyperinflationary. During the hyperinflationary period, the functional currency of the Company's operation in Brazil was the U.S. Dollar. Assets and liabilities of foreign subsidiaries are translated at the exchange rates in effect at the balance sheet dates, while revenue, expenses and cash flows are translated at average exchange rates for the period. Except for companies operating in hyperinflationary economies, translation gains and losses are reported as a component of Stockholders' Equity. Losses resulting from the translation of the Company's operations in Brazil of $1 million are included in other (income) expense, net, in fiscal 1997 and 1996.

                             U.S. INDUSTRIES, INC.

NOTE 2--ACCOUNTING POLICIES (CONTINUED)
    INCOME TAXES: Deferred tax assets and liabilities are computed based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates and laws. Deferred income tax expense or benefit is based on the changes in the asset or liability from period to period.

    REVENUE RECOGNITION: Revenue is recognized upon shipment of product to the customer. Provisions are made for warranty and return costs at the time of sale. Such provisions have not been material.

    ADVERTISING COSTS: Advertising costs are expensed as incurred. Such amounts totaled $56 million, $45 million and $54 million for fiscal 1998, 1997, and 1996, respectively.

    RESEARCH AND DEVELOPMENT COSTS: Research and development costs are expensed as incurred. Such amounts totaled $21 million, $16 million and $15 million for fiscal 1998, 1997 and 1996, respectively.

    FAIR VALUE OF FINANCIAL INSTRUMENTS: The fair value of all short-term financial instruments approximate their carrying value due to their short maturity. The Company's 7.25% Senior Notes are currently traded at a price which approximates par value based on market prices for such securities. At September 30, 1998, the Company had several interest rate swap agreements covering various periods. The notional amount of these agreements do not exceed $300 million for any future period. The Company would have been required to pay approximately $10 million and $3 million to settle all outstanding agreements based upon their fair value as of September 30, 1998 and 1997, respectively. These fair values are based upon estimates received from financial institutions.

    The fair value of all other long-term financial instruments approximated carrying value as they were based on terms that continue to be available to the Company.

    DERIVATIVE FINANCIAL INSTRUMENTS: The Company uses interest rate swap agreements and treasury lock agreements to manage exposure to fluctuating interest rates and foreign exchange option and forward contracts to manage exposure to fluctuating foreign currencies.

    Interest rate differentials to be paid or received as a result of interest rate swap agreements are accrued and recognized as an adjustment of interest expense related to the designated debt. The fair values of interest rate swap agreements are not recognized in the financial statements as they qualify as hedge transactions. The value of treasury lock agreements are not recorded in the financial statements until such time as the agreements are terminated or the related anticipated transaction is no longer expected to occur. The foreign currency options and forward contracts are marked to market at the end of each period and any resulting gain or loss is recognized immediately in income.

    Realized and unrealized gains or losses at the time of maturity, termination, sale or repayment of a derivative contract are recorded in a manner consistent with the original designation of the derivative in view of the nature of the termination, sale or repayment transaction. Amounts arising at the settlement of interest rate swaps and treasury locks are deferred and amortized as an adjustment to interest expense over the period of interest rate exposure, provided the designated liability continues to exist or is probable of occurring. Realized and unrealized changes in fair value of derivatives designated with items that no longer exist or are no longer probable of occurring are recorded as a component of the gain or loss arising from the disposition of the designated item.

    In June 1998, the Financial Accounting Standards Board issued Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which is required to be adopted beginning in fiscal 2000. The statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against

                             U.S. INDUSTRIES, INC.

NOTE 2--ACCOUNTING POLICIES (CONTINUED)
the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

    STOCK BASED COMPENSATION: In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", which establishes a fair value method of accounting for stock-based compensation plans. SFAS 123 encourages, but does not require, adoption of a fair value method; it allows for a company to continue to report under Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees". The Company continues to account for its stock-based compensation under APB 25. (See Note 11).

    EARNINGS PER SHARE: In February 1997, the Financial Accounting Standards Board issued Statement No. 128 ("SFAS 128"), "Earnings Per Share" which was adopted on December 31, 1997. The Company has restated all prior periods. The adoption of SFAS 128 did not have a material impact on the earnings per share information previously presented.

    The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculation:

                                                                     (FOR THE FISCAL YEAR ENDED
                                                                         SEPTEMBER 30, 1998)
                                                              -----------------------------------------
                                                                INCOME FROM
                                                                CONTINUING                   PER SHARE
                                                                OPERATIONS       SHARES       AMOUNT
                                                              ---------------  -----------  -----------
                                                                   (IN MILLIONS EXCEPT PER SHARE)
Earnings per basic share....................................     $       7           95.4    $     .07
Effect of dilutive securities
  Stock options.............................................                          1.5
  Nonvested stock...........................................                          1.3
                                                                     -----            ---        -----
Earnings per diluted share..................................     $       7           98.2    $     .07
                                                                     -----            ---        -----
                                                                     -----            ---        -----


                                                                     (FOR THE FISCAL YEAR ENDED
                                                                         SEPTEMBER 30, 1997)
                                                              -----------------------------------------
                                                                INCOME FROM
                                                                CONTINUING                   PER SHARE
                                                                OPERATIONS       SHARES       AMOUNT
                                                              ---------------  -----------  -----------
                                                                   (IN MILLIONS EXCEPT PER SHARE)
Earnings per basic share....................................     $     136           92.5    $    1.48
Effect of dilutive securities
  Stock options.............................................                          1.5
  Nonvested stock...........................................                          1.5
                                                                     -----            ---        -----
Earnings per diluted share..................................     $     136           95.5    $    1.43
                                                                     -----            ---        -----
                                                                     -----            ---        -----

                             U.S. INDUSTRIES, INC.

NOTE 2--ACCOUNTING POLICIES (CONTINUED)

                                                                     (FOR THE FISCAL YEAR ENDED
                                                                         SEPTEMBER 30, 1996)
                                                              -----------------------------------------
                                                                INCOME FROM
                                                                CONTINUING                   PER SHARE
                                                                OPERATIONS       SHARES       AMOUNT
                                                              ---------------  -----------  -----------
                                                                   (IN MILLIONS EXCEPT PER SHARE)
Earnings per basic share....................................     $     104           95.2    $    1.09
Effect of dilutive securities
  Stock options.............................................                          0.9
  Nonvested stock...........................................                          1.0
                                                                     -----            ---        -----
Earnings per diluted share..................................     $     104           97.1    $    1.07
                                                                     -----            ---        -----
                                                                     -----            ---        -----

    Diluted common shares include shares that would be outstanding assuming the fulfillment of conditions that would remove the restriction on nonvested shares and the exercise of stock options. Options to purchase 0.3 million, 1.6 million and 0.9 million shares in the years ended September 30, 1998, 1997 and 1996, respectively, were not included in the computation of earnings per share because the option's exercise price was greater than the average market price of the common shares.

NOTE 3--ACQUISITIONS

    In January 1997, the Company purchased the stock of Eljer Industries, Inc. ("Eljer") for $176 million in cash plus the assumption of debt. Eljer manufactures and distributes china and cast iron plumbing fixtures, flexible plumbing systems, and heating, ventilation and air conditioning products. The transaction has been accounted for as a purchase, resulting in goodwill of $193 million. The results of Eljer are included in the USI Bath and Plumbing Products operations.

    Presented below are the unaudited pro forma results of the Company giving effect to the acquisition of Eljer as if it had occurred as of the beginning of the fiscal year ended September 30, 1996.

                                                               FOR THE FISCAL YEARS ENDED
                                                                     SEPTEMBER 30,
                                                             ------------------------------
                                                                 1997            1996
                                                             -------------  ---------------
                                                             (IN MILLIONS EXCEPT PER SHARE)
Net Sales..................................................    $   2,836       $   2,677
Income from continuing operations..........................          134             106
Income before extraordinary loss...........................          252             165
Net income.................................................          250             140
Basic earnings per share
  Income from continuing operations........................         1.45            1.11
  Income before extraordinary loss.........................         2.72            1.74
  Net income...............................................         2.70            1.47
Diluted earnings per share
  Income from continuing operations........................         1.40            1.09
  Income before extraordinary loss.........................         2.64            1.70
  Net income...............................................         2.62            1.44

                             U.S. INDUSTRIES, INC.

NOTE 3--ACQUISITIONS (CONTINUED)
    The following is a summary of the fair value of the assets and liabilities assumed after allocation of the purchase price:

                                                                                   (IN MILLIONS)
                                                                                   -------------
Current assets...................................................................    $     201
Property, plant and equipment....................................................           70
Goodwill.........................................................................          193
Other assets.....................................................................           15
Current liabilities..............................................................         (190)
Long-term liabilities............................................................         (113)
                                                                                         -----
                                                                                     $     176
                                                                                         -----
                                                                                         -----

    The proforma effect of the acquisitions and the aggregate assets acquired and liabilities assumed detailed below is not material. These acquisitions have been accounted for as purchases and their results of operations have been included in the financial statements from the date of acquisition.

    In June 1998, the Company acquired Sundance Spas for approximately $32 million in cash, resulting in goodwill of $20 million. Sundance Spas, based in Chino, California, is a manufacturer of high quality self-contained spas. The results of Sundance Spas are included in the USI Bath and Plumbing Products operations.

    In May 1998, the Company purchased certain metal components assets from Philips Components B.V. ("Philips") for $31 million, resulting in goodwill of $12 million. The Company and Philips have entered into a multi-year supply agreement. The acquired operations are located in the Netherlands. The results of Philips are included in USI Hardware and Tools operations.

    In January 1998, the Company acquired certain semiconductor leadframe assets from Philips Electronics for $16 million in cash. The acquired operations facilities are located in the Netherlands. The results of Philips Electronics are included in the USI Diversified operations.

    In December 1997, the Company purchased Spear & Jackson plc ("Spear & Jackson") for $11 million in cash and $96 million in the Company's Common Stock, resulting in goodwill of approximately $63 million. Spear & Jackson, manufactures and distributes hand tools, lawn and garden tools, saws, cutting and industrial tools. The purchase price is subject to a cash contingency, payable on or before June 2000. The cash contingency is based upon certain performance criteria and the market value of the Company's stock and, at present, approximates L44 million. The maximum payout is limited to approximately L47 million. The results of Spear & Jackson are included in the USI Hardware and Tools operations.

    In October 1997, the Company purchased the assets of Siemens AG's European commercial lighting operations, for $67 million. The acquired business is a leading European manufacturer and marketer of standard and customized indoor and outdoor lighting products for commercial and industrial use. The business, renamed SiTeco, operates manufacturing facilities in Germany, Austria and Slovenia. The results of SiTeco are included in the Lighting Corporation of America operations.

    In July 1997, the Company purchased IXL Manufacturing Company, Inc. ("IXL") for $12 million and the assumption of $1.3 million of debt, resulting in goodwill of approximately $6 million. IXL manufactures fiberglass and wood handles for striking tools and lawn and garden tools. The results of IXL are included in the USI Hardware and Tools operations.

                             U.S. INDUSTRIES, INC.

NOTE 3--ACQUISITIONS (CONTINUED)
    In May 1997, the Company purchased Britains Petite Limited ("Britains") for $9 million in cash, resulting in goodwill of approximately $5 million. Britains, located in Nottingham, England, is a manufacturer of military soldier collectibles, metal and plastic models of agricultural vehicles, figures, animals, buildings and accessories and preschool plastic toys. The results of Britains are included in the USI Diversified operations.

    In April 1997, the Company purchased certain assets of the outdoor furniture division of Sunbeam Corporation for $60 million in cash, resulting in goodwill of approximately $14 million. The acquired business, renamed SunLite Casual Furniture, Inc. ("SunLite"), manufactured casual outdoor furniture. SunLite has since been sold (see Note 4).

    In January 1997, the Company purchased the assets of Woodings-Verona Tool Works, Inc. ("Woodings-Verona") for $5 million in cash plus the assumption of $1 million of debt. Woodings-Verona manufactures hot-forged heavy striking tools including sledge hammers, axes, bars, picks and railroad tools. The results of Woodings-Verona are included in the USI Hardware and Tools operations.

    In July 1996, the Company purchased the assets of Keller Industries, Inc. ("Keller"), for $37 million in cash plus the assumption of certain liabilities, resulting in goodwill of approximately $30 million. Keller is a leading manufacturer and marketer of ladders in the United States. The results of Keller are included in the USI Hardware and Tools operations.

    In July 1996, the Company acquired an equity interest in United Pacific Industries Limited ("UPI"), a limited liability company incorporated in Bermuda and listed on the Stock Exchange of Hong Kong. UPI manufactures voltage converters, other electronic components and consumer products. The Company's investment of $18 million at September 30, 1998 results in beneficial ownership of 20% of UPI. The results of UPI are accounted for under the equity method and are included in the USI Diversified operations.

    In April 1996, the Company purchased the assets of a Canadian manufacturer of above-ground swimming pools and equipment for $12 million and the assumption of $12 million in debt, resulting in goodwill of approximately $9 million. The results of the acquired business, now known as Atlantic Pools, Inc., are included in the USI Bath and Plumbing Products operations.

NOTE 4--DISPOSITIONS AND DISCONTINUED OPERATIONS

    In fiscal 1998, the Company sold the assets of Tommy Armour Golf for $10 million cash, certain convertible preferred stock of the purchaser, and one million shares of common stock of the purchaser. In addition, the Company sold SunLite at a loss of $33 million.

    In fiscal 1997, the Company, in separate transactions, sold Tube-Tex, SCM Metals, certain assets of QPF, Inc., Odyssey, SunLite resin furniture business, Lynx Golf, Zurn's Power Transmissions segment and portions of the Power Systems segment and the equity interest in Ground Round for an aggregate of $390 million in cash and notes of $3 million and recorded gains of $113 million, net of tax. The Company has commitments to certain projects not yet disposed. The carrying value of these projects of approximately $20 million at September 30, 1998 is included in other assets. Management continues to evaluate its commitments and exposure to contingencies related to these projects. Management believes that the resolution of the discontinued operations are not expected to have a material impact on the future operations and liquidity of the Company.

    In fiscal 1996, the Company, in separate transactions, sold the Office Furniture Group and Blue Mountain Industries, Farberware, Spartus, Piedmont, Jade, Universal and Franklin for an aggregate of $241 million in cash and notes of $6 million and recorded gains of $68 million, net of tax. The Company

                             U.S. INDUSTRIES, INC.

NOTE 4--DISPOSITIONS AND DISCONTINUED OPERATIONS (CONTINUED) also entered into a non-compete agreement with the purchaser of the Office Furniture Group for five years for $11 million. Also during fiscal 1996, the Company recorded a charge of $2 million, net of a tax benefit of $1 million, to reduce the carrying value of its equity investment in Ground Round to its estimated realizable value.

    Net assets held for disposition at September 30, 1997 consists of the following (in millions):

Net current assets....................................................  $      28
Property, plant and equipment.........................................         25
Other non-current assets and liabilities, net.........................         16
                                                                              ---
Net assets held for disposition.......................................  $      69
                                                                              ---
                                                                              ---

    The following summarizes the operating results of the businesses classified as discontinued operations:

                                                                           FOR THE FISCAL YEARS ENDED
                                                                                  SEPTEMBER 30,
                                                                         -------------------------------
                                                                           1998       1997       1996
                                                                         ---------  ---------  ---------
                                                                                  (IN MILLIONS)
Net sales..............................................................  $      52  $     197  $     544
Pre-tax income.........................................................        (13)         8          4

NOTE 5--MERGER, RESTRUCTURING AND OTHER RELATED COSTS

    In connection with the closing of the Merger, the Company reviewed its long-term strategy for the newly combined entity and reviewed each operating Company's performance and future prospects. As a result, the Company adopted a plan to improve efficiency and enhance competitiveness. In addition, due to indications of impairment, the Company evaluated the recoverability of certain long-lived assets, primarily goodwill at Garden State Tanning and Keller Ladders. The Company determined an evaluation of the carrying amount of the long-lived assets, primarily goodwill, at Garden State Tanning was necessary due to operational issues, particularly changes in the automotive supplier industry including pricing concessions demanded by automotive companies and a dramatic decline in scrap leather prices attributable to the Asian economic crisis. The impairment indicators at Keller Ladders included the sharp decline in operating profits and sales due to the loss of a significant customer whose sales volume has not been replaced. In determining the amount of the impairment, the Company obtained independent appraisals of the fair values of Garden State Tanning and Keller Ladders.

    The restructuring plan includes the closing of certain manufacturing and warehouse facilities in the bath and plumbing products, toy, shoe and lighting operations. The production and distribution activities of these facilities will be either outsourced, relocated off-shore, or consolidated into existing facilities. The restructuring plan included a reduction in the work force by approximately 1,200 employees.

    The merger, integration and other costs also includes investment banking, legal and accounting fees and other miscellaneous costs, as well as costs related to change-in-control payments to certain Zurn employees.

                             U.S. INDUSTRIES, INC.

NOTE 5--MERGER, RESTRUCTURING AND OTHER RELATED COSTS (CONTINUED)
    The principal components of the merger, restructuring and other related costs are:

                                                                                   (IN MILLIONS)
                                                                                   -------------
Impairment of goodwill...........................................................    $      83
Lease obligations and impairment of equipment....................................           19
Merger, integration and other costs..............................................           26
Severance and related costs......................................................           26
                                                                                         -----
  Total..........................................................................    $     154
                                                                                         -----
                                                                                         -----
Cash charges.....................................................................    $      57
Non-cash charges.................................................................           97
                                                                                         -----
  Total..........................................................................    $     154
                                                                                         -----
                                                                                         -----

    $31 million of the cash charges were paid prior to September 30, 1998 and the remaining cash charges will be paid by September 30, 1999, or through the respective lease termination date.

    In addition to the $154 million of merger, restructuring and other related costs, the Company has incurred $11 million of product change costs related to the elimination of product lines and the reduction of manufacturing and warehouse facilities at its operations which have been restructured.

    After an income tax benefit of $25 million, the charges detailed above impact income from continuing operations for the period ended September 30, 1998 by $140 million.

NOTE 6--LONG-TERM DEBT

    Long-term debt consists of the following:

                                                                               AT SEPTEMBER 30,
                                                                             --------------------
                                                                               1998       1997
                                                                             ---------  ---------
                                                                                (IN MILLIONS)
7.25% Senior Notes, net....................................................  $     123  $     123
Revolving Credit Facility--U.S. dollar.....................................        300        350
Revolving Credit Facility--foreign currencies..............................        156     --
Short-term committed note..................................................        200     --
Other long-term debt.......................................................        172         79
Zurn debt..................................................................     --            190
                                                                             ---------  ---------
                                                                                   951        742
Less current maturities....................................................         (4)       (41)
                                                                             ---------  ---------
Long-term debt.............................................................  $     947  $     701
                                                                             ---------  ---------
                                                                             ---------  ---------

    Principal payments on long-term debt, after giving effect to the issuance of new borrowings in October 1998 discussed below, for the next five years ended September 30 are as follows:

                                                                                   (IN MILLIONS)
                                                                                   -------------
1999.............................................................................    $       4
2000.............................................................................    $       5
2001.............................................................................    $      26
2002.............................................................................    $     578
2003.............................................................................    $       7

                             U.S. INDUSTRIES, INC.

NOTE 6--LONG-TERM DEBT (CONTINUED)

    In fiscal 1997, USI American Holdings, Inc. ("USIAH"), a wholly owned subsidiary of USI Atlantic Corp. ("USI Atlantic"), issued $125 million of Senior Notes due December 1, 2006, which bear interest at 7.25%, payable semiannually (the "7.25% Notes"). The net cash proceeds were $123 million after transaction fees and discounts. USI, which was formed in conjunction with the Merger, is a co-obligor with USIAH under the Notes. The Notes are fully and unconditionally guaranteed by USI Atlantic, which at the time of issuance was known as U.S. Industries, Inc. and is now a wholly-owned subsidiary of USI. See Note 17 to the Consolidated Financial Statements.

    In October 1998, USI and USIAH jointly issued $250 million of Senior Notes due October 15, 2003, which bear interest at 7.125%, payable semiannually (the "7.125% Notes"). The net proceeds were $247 million after transaction fees and discounts. $200 million of the proceeds were used to repay a short-term note and the remainder was used to repay borrowings under uncommitted bank credit lines. The Company will exchange the 7.125% Notes, which are not registered under the Securities Act of 1933, for registered notes having substantially the same terms. If the Company fails to comply with this requirement, then the interest rate on the 7.125% Notes will increase 0.5% per annum until such time as they are registered.

    The 7.25% Notes and the 7.125% Notes (collectively, the "Notes") are guaranteed by USI Atlantic and redeemable at the option of the Company, in whole or in part, at a redemption price equal to the greater of (i) 100% of the principal amount to be redeemed, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the Notes to be redeemed, discounted at a rate based on the yield to maturity of the comparable U.S. Government securities plus a spread (10 basis points for the 7.25% Notes and 50 basis points for the 7.125% Notes) plus, in each case, accrued interest to the date of redemption. The Notes place restrictions on liens and subsidiary indebtedness. Certain restrictions on dividends and the purchase of common stock for treasury were eliminated pursuant to the indenture for the 7.25% Notes in August 1998 when Moody's Investors Services, Inc. raised its rating on the notes to Baa2.

    The Company has a five year revolving line of credit for $750 million (the "Credit Agreement"). The revolving credit commitment will be permanently reduced by $100 million on December 12, 1999, an additional $150 million on December 12, 2000, and terminates on December 12, 2001. The Credit Agreement includes committed advances and uncommitted bid option advances. The committed advances bear interest based on, at the option of the Company, (i) specified spreads over London Interbank Offer Rate ("LIBOR") or (ii) the higher of the agent bank's reference rate or 50 basis points above the federal funds rate in effect on such date. The spreads on the LIBOR-based borrowings range between 15 and 62.5 basis points, based on the Company's senior unsecured debt rating for the relevant period. At September 30, 1998 three-month LIBOR was 5.3125% per annum and the spread over LIBOR was 22.5 basis points. A facility fee, regardless of the amount utilized, is payable on a quarterly basis in arrears on the full amount of the Credit Agreement. The facility fee ranges between 7.5 and 25 basis points per annum, based upon the Company's senior unsecured debt ratings for the relevant period. At September 30, 1998, the facility fee was 10.0 basis points per annum. The Credit Agreement places restrictions on, among other things, liens, mergers, consolidations and additional indebtedness. Its financial covenants require USI to comply with maximum ratio of total funded debt to capital and a consolidated leverage ratio. The maximum ratios are .60:1.00 and 3.5:1.0, respectively.

    During fiscal 1998, the Company amended the Credit Agreement to allow a portion of the available facility to be used for borrowings in currencies other than the U.S. dollar, to eliminate the previous restriction limiting certain unsecured indebtedness to $200 million, to permit the Merger and to add USI as a co-obligor. USIAH is the co-obligor, and USI Atlantic is the guarantor of the Credit Agreement.

                             U.S. INDUSTRIES, INC.

NOTE 6--LONG-TERM DEBT (CONTINUED)
    Zurn, prior to the Merger, was an obligor under a $250 million secured credit facility. Upon the Merger, the facility became due and was repaid on June 11, 1998. The Company used $200 million of the proceeds from a short-term note, advanced by one of its lenders, to repay the borrowings under the facility. The note bore interest at a rate of approximately 6.1% per annum. The Company repaid this obligation in October 1998 using a portion of the proceeds from the 7.125% Notes, and accordingly it has been classified as long-term.

    At September 30, 1998, the Company had long-term indebtedness of $71 million, $51 million, $48 million and $18 million denominated in German marks, British pounds, Dutch guilders and Hong Kong dollars, respectively. These borrowings hedge the Company's net investments in several operating companies and an equity investment. $156 million was borrowed through the Company's credit agreement and $32 million through other long-term debt.

    Interest paid during fiscal 1998, 1997 and 1996, including amounts under swap agreements of $3 million, $5 million and $7 million, was $71 million, $63 million, and $67 million, respectively.

    Other long-term debt at September 30, 1998 includes $120 million of notes payable, which bear interest at a weighted average interest rate of 5.7%, with maturities due within one year which the Company has repaid using proceeds from the New Notes or expects to repay using borrowings under the Credit Agreement. All of this amount was borrowed under uncommitted short-term lines of credit. Uncommitted short-term lines of credit at September 30, 1998, used and unused, total $355 million.

    In connection with the fiscal 1998 repayment of borrowings under the Zurn Facility, the Company recorded a net-of-tax extraordinary charge of $5 million to write-off unamortized deferred financing costs and to settle outstanding interest rate swaps for $6 million in cash. In conjunction with the fiscal 1997 repayment of outstanding indebtedness under a previous credit agreement, a net-of-tax, non-cash, extraordinary charge of $2 million was incurred to write-off unamortized deferred financing costs and previously deferred losses associated with interest rate swaps. In fiscal 1996, in connection with entering into a previous credit agreement, the Company recorded a net-of-tax, non-cash extraordinary charge of $25 million to write-off unamortized deferred financing costs and previously deferred losses associated with interest rate swaps.

    In anticipation of an offering of debt securities, the Company entered into certain interest rate protection agreements in March and April 1998. Due to subsequent market changes, the principal amount and term of the 7.125% Notes that were ultimately sold varied from those originally anticipated. These interest rate protection agreements were settled in September 1998 for $22 million. The portion of the costs of the agreements deemed related to the 7.125% Notes of $10 million will be amortized over the term of the 7.125% Notes bringing the effective interest rate to approximately 8.4%. The Company has recorded a non-recurring, net-of-tax charge of $7 million, to write-off the remainder of the costs of the agreements in the fourth quarter of fiscal 1998, which is included in other (income) expense, net.

    On December 12, 1996 the Company paid $2 million to settle treasury lock agreements associated with the 7.25% Notes. This amount is being amortized over the life of the 7.25% Notes.

    The Company entered into interest rate protection agreements to receive a floating rate based on three-month LIBOR and pay a weighted average fixed rate. The fixed interest rates under the interest rate swaps currently outstanding range from 5.43% to 6.78% per annum. All interest rate swaps are of notional amounts and maturities that hedge specific portions of outstanding debt, and accordingly, are accounted

                             U.S. INDUSTRIES, INC.

NOTE 6--LONG-TERM DEBT (CONTINUED)
for as hedge transactions. The aggregate notional amounts and periods covered by such agreements are as follows:

October 1, 1998 through September 30, 1999.....................  $300 million
October 1, 1999 through September 30, 2001.....................  $200 million

    The Company had issued standby letters of credit aggregating $33 million at September 30, 1998.

NOTE 7--PENSION PLANS

DOMESTIC BENEFIT ARRANGEMENTS

    The Company and its subsidiaries have noncontributory defined benefit pension plans covering substantially all of its United States employees. The benefits under these plans are based primarily on years of credited service and compensation as defined under the respective plan provisions. The Company's funding policy is to contribute amounts to the plans sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such additional amounts as the Company may determine to be appropriate from time to time.

    The Company and certain of its subsidiaries also sponsor defined contribution plans and also participate in multi-employer plans, which provide defined benefits to union employees of the Company's subsidiaries. Contributions relating to defined contribution plans are made based upon the respective plans' provisions. Contributions relating to multi-employer plans are based on negotiated collective bargaining agreements.

    Net periodic pension cost for the Company's defined benefit plans covering employees in the United States and the total contributions charged to pension expense for defined contribution and multi-employer plans covering employees in the United States are:

                                                                       FOR THE FISCAL YEARS ENDED
                                                                              SEPTEMBER 30,
                                                                     -------------------------------
                                                                       1998       1997       1996
                                                                     ---------  ---------  ---------
                                                                              (IN MILLIONS)
Defined benefit plans:
Service cost--benefits earned during the period....................  $      15  $      12  $      13
Interest cost on projected benefit obligation......................         30         26         27
Actual return on plan assets.......................................        (17)      (119)       (66)
Net amortization and deferral......................................        (34)        78         26
                                                                           ---  ---------        ---
  Net periodic pension income for defined benefit plans............         (6)        (3)    --
Defined contribution plans.........................................          7          4          7
Multi-employer plans...............................................          2          2          2
                                                                           ---  ---------        ---
  Net pension expense..............................................  $       3  $       3  $       9
                                                                           ---  ---------        ---
                                                                           ---  ---------        ---

    Assumptions used in the accounting for the defined benefit plans were as follows:

                                               FOR THE FISCAL YEARS ENDED SEPTEMBER 30,
                                        ------------------------------------------------------
                                               1998               1997              1996
                                        ------------------  ----------------  ----------------
Weighted average discount
  rates...............................               6.75%     7.00 to 7.50%     7.50 to 7.75%
Rates of increase in compensation
  levels..............................      4.50% to 5.75%     4.10 to 4.50%     4.50 to 7.75%
Expected long-term rate of return on
  assets..............................        9.0 to 11.0%              9.0%              9.0%

                             U.S. INDUSTRIES, INC.

NOTE 7--PENSION PLANS (CONTINUED)

    The change in the weighted average discount rate from 7.5% for fiscal 1997 to 6.75% for fiscal 1998 and other actuarial assumptions caused the projected benefit obligation at September 30, 1998 to increase by approximately $58 million.

    The funded status and amounts recognized in the consolidated balance sheets at September 30, 1998 and 1997 for the Company's defined benefit pension plans are:

                                                                         1998                               1997
                                                           --------------------------------  ----------------------------------
                                                             PLANS WHOSE      PLANS WHOSE      PLANS WHOSE       PLANS WHOSE
                                                            ASSETS EXCEED     ACCUMULATED     ASSETS EXCEED      ACCUMULATED
                                                             ACCUMULATED    BENEFITS EXCEED    ACCUMULATED     BENEFITS EXCEED
                                                              BENEFITS          ASSETS          BENEFITS           ASSETS
                                                           ---------------  ---------------  ---------------  -----------------
                                                                                      (IN MILLIONS)
Actuarial present value of benefit obligations:
  Vested benefit obligation..............................     $    (338)       $     (87)       $    (308)        $     (48)
  Nonvested benefit obligation...........................           (10)             (11)             (12)               (4)
                                                                  -----            -----            -----               ---
Accumulated benefit obligation...........................     $    (348)       $     (98)       $    (320)        $     (52)
                                                                  -----            -----            -----               ---
                                                                  -----            -----            -----               ---
Projected benefit obligation.............................     $    (381)       $    (103)       $    (351)        $     (56)
Plan assets at fair value................................           539               70              606                32
                                                                  -----            -----            -----               ---
Projected benefit obligation less than (or in excess of)
  plan assets............................................           158              (33)             255               (24)
Add (deduct):
  Unrecognized prior service cost........................             4               10                7                 5
  Unrecognized net (gain) loss...........................           (55)              19             (163)                7
  Unrecognized net asset at date of adoption, net of
    amortization.........................................            (5)          --                   (7)           --
  Adjustment required to recognize minimum liability.....        --                  (24)          --                    (8)
                                                                  -----            -----            -----               ---
Prepaid (accrued) pension costs..........................     $     102        $     (28)       $      92         $     (20)
                                                                  -----            -----            -----               ---
                                                                  -----            -----            -----               ---

    The Company's plan assets are included in a master trust which principally invests in listed stocks and bonds, including common stock of the Company. The Company's Common Stock included in plan assets was 783,100 and 383,100 shares at September 30, 1998 and 1997, respectively, representing $12 million and $11 million of the master trust's assets for the same respective periods.

FOREIGN BENEFIT ARRANGEMENTS

    Fiscal 1998 periodic pension cost for the Company's foreign defined benefit plans primarily covering SiTeco's (see Note 3) employees in Germany and Austria was $3 million, including $1 million of service costs and $2 million of interest cost. The weighted average discount rate used in the accounting for the defined benefit plans was 6% and the rates of increase in compensation levels ranged from 2.5% to 4.5%.

                             U.S. INDUSTRIES, INC.

NOTE 7--PENSION PLANS (CONTINUED)
    The following table sets forth the plans' unfunded status and amounts recognized in the consolidated balance sheets at September 30, 1998.

                                                                                   PLANS WHOSE
                                                                                   ACCUMULATED
                                                                                 BENEFITS EXCEED
                                                                                     ASSETS
                                                                                -----------------
                                                                                  (IN MILLIONS)
Actuarial present value of benefit obligations:
  Vested benefit obligation...................................................      $     (15)
  Nonvested benefit obligation................................................             (4)
                                                                                          ---
Accumulated benefit obligation................................................      $     (19)
                                                                                          ---
                                                                                          ---
Projected benefit obligation and accrued pension costs........................      $     (24)
                                                                                          ---
                                                                                          ---

NOTE 8--POSTRETIREMENT PLANS

    The Company provides health care and life insurance benefits to certain groups of retirees.

    The following table presents the plans' unfunded status reconciled with amounts recognized in the Company's consolidated balance sheets:

                                                                                AT SEPTEMBER 30,
                                                                              --------------------
                                                                                1998       1997
                                                                              ---------  ---------
                                                                                 (IN MILLIONS)
Accumulated postretirement benefit obligation:
  Retirees..................................................................  $     (44) $     (48)
  Fully eligible active plan participants...................................         (5)        (6)
  Other active plan participants............................................        (10)       (10)
                                                                                    ---        ---
                                                                                    (59)       (64)
  Unrecognized prior service cost...........................................         (2)    --
  Unrecognized gain.........................................................         (5)        (8)
                                                                                    ---        ---
                                                                              $     (66) $     (72)
                                                                                    ---        ---
                                                                                    ---        ---

    Net periodic postretirement benefit cost includes the following components:

                                                                        FOR THE FISCAL YEARS ENDED SEPTEMBER
                                                                                         30,
                                                                        -------------------------------------
                                                                           1998         1997         1996
                                                                           -----        -----        -----
                                                                                    (IN MILLIONS)
Service cost..........................................................   $       1    $       1    $       1
Interest cost.........................................................           4            4            3
                                                                                --           --           --
Net periodic postretirement benefit cost..............................   $       5    $       5    $       4
                                                                                --           --           --
                                                                                --           --           --

    The weighted average annual assumed rate of increase in the health care cost trend rate ranged from 8.5% to 10.0% for fiscal 1998 and is assumed to decrease 0.5% a year to 5.0% to 5.5%. The effect of increasing the assumed health care cost trend rate by 1% in each year would increase the accumulated postretirement benefit obligation as of September 30, 1998 by $5 million and the aggregate of service and interest components of net periodic post retirement benefit for 1998 by less than $1 million.

    The weighted average discount rate used was 6.75% and 7.50% at September 30, 1998 and 1997, respectively.

                             U.S. INDUSTRIES, INC.

NOTE 9--LEASES

    Rental expense for operating leases is:

                                                                        FOR THE FISCAL YEARS ENDED SEPTEMBER
                                                                                         30,
                                                                        -------------------------------------
                                                                           1998         1997         1996
                                                                           -----        -----        -----
                                                                                    (IN MILLIONS)
Minimum rentals.......................................................   $      31    $      24    $      24
Contingent rentals....................................................           3            1    $       2
                                                                               ---          ---          ---
                                                                         $      34    $      25    $      26
                                                                               ---          ---          ---
                                                                               ---          ---          ---

    Future minimum rental commitments under noncancellable operating leases as of September 30, 1998 are:

                                                                                    (IN MILLIONS)
                                                                                   ---------------
1999.............................................................................     $      29
2000.............................................................................            21
2001.............................................................................            14
2002.............................................................................            10
2003.............................................................................             7
Thereafter.......................................................................            18

NOTE 10--INCOME TAXES

    Income before income taxes, discontinued operations and extraordinary loss consists of:

                                                                         FOR THE FISCAL YEARS ENDED
                                                                                SEPTEMBER 30,
                                                                      ---------------------------------
                                                                         1998        1997       1996
                                                                         -----     ---------  ---------
                                                                                (IN MILLIONS)
United States.......................................................   $      11   $     187  $     131
Foreign.............................................................          74          51         55
                                                                             ---   ---------  ---------
                                                                       $      85   $     238  $     186
                                                                             ---   ---------  ---------
                                                                             ---   ---------  ---------

    The provisions for federal, foreign, and state income taxes attributable to income from continuing operations consist of:

                                                                         FOR THE FISCAL YEARS ENDED
                                                                                SEPTEMBER 30,
                                                                      ---------------------------------
                                                                         1998        1997       1996
                                                                         -----     ---------  ---------
                                                                                (IN MILLIONS)
Current:
  Federal...........................................................   $      34   $      52  $      39
  Foreign...........................................................          23          18         23
  State.............................................................           4           8          6
                                                                             ---   ---------  ---------
                                                                              61          78         68
  Deferred..........................................................          17          24         14
                                                                             ---   ---------  ---------
                                                                       $      78   $     102  $      82
                                                                             ---   ---------  ---------
                                                                             ---   ---------  ---------

                             U.S. INDUSTRIES, INC.

NOTE 10--INCOME TAXES (CONTINUED)

    The Company's effective income tax provision attributable to continuing operations differs from the statutory federal income tax provision as follows:

                                                                           FOR THE FISCAL YEARS ENDED
                                                                                  SEPTEMBER 30,
                                                                       -----------------------------------
                                                                          1998        1997        1996
                                                                          -----     ---------     -----
                                                                                  (IN MILLIONS)
Statutory federal income tax provision...............................   $      30   $      84   $      65
Foreign income tax differential......................................           2           2           4
State income taxes (net of federal benefit)..........................           3           6           5
Goodwill amortization................................................           7           6           4
Goodwill impairment..................................................          29      --          --
Non-deductible non-recurring and unusual charges.....................           8      --          --
Miscellaneous........................................................          (1)          4           4
                                                                              ---   ---------         ---
                                                                        $      78   $     102   $      82
                                                                              ---   ---------         ---
                                                                              ---   ---------         ---

                                                                               AT SEPTEMBER 30,
                                                                           ------------------------
                                                                              1998         1997
                                                                           -----------  -----------
                                                                                (IN MILLIONS)
Deferred tax liabilities:
Property, plant and equipment............................................   $      31    $      28
Inventory................................................................           1            3
Net pension assets.......................................................          14           17
Other....................................................................           3            4
                                                                                -----        -----
Total deferred tax liabilities...........................................          49           52
                                                                                -----        -----
Deferred tax assets:
Accruals and allowances..................................................         103          115
Postretirement benefits..................................................          20           26
Deductible goodwill......................................................          21           21
                                                                                -----        -----
Total deferred tax assets................................................         144          162
                                                                                -----        -----
Net deferred tax asset...................................................   $      95    $     110
                                                                                -----        -----
                                                                                -----        -----

    The classification of the deferred tax balances is:

                                                                               AT SEPTEMBER 30,
                                                                           ------------------------
                                                                              1998         1997
                                                                           -----------  -----------
                                                                                (IN MILLIONS)
Current asset............................................................   $      82    $     111
Current liability........................................................          (1)          (4)
                                                                                  ---        -----
                                                                                   81          107
                                                                                  ---        -----
Noncurrent asset.........................................................          62           51
Noncurrent liability.....................................................         (48)         (48)
                                                                                  ---        -----
                                                                                   14            3
                                                                                  ---        -----
Net deferred tax asset...................................................   $      95    $     110
                                                                                  ---        -----
                                                                                  ---        -----

    As a result of certain tax elections, the tax basis of assets received and liabilities assumed, from the Company's former parent ("Hanson"), have changed. The final determination of the full extent of the tax benefit related to these changes was finalized in fiscal 1996 and has been credited to paid in capital in that year.

                             U.S. INDUSTRIES, INC.

NOTE 10--INCOME TAXES (CONTINUED)
    The Company entered into a tax sharing and indemnification agreement in which Hanson generally agreed to indemnify the Company for all federal and state income tax liabilities in respect to periods prior to May 31, 1995.

    Income taxes paid during fiscal 1998, 1997 and 1996 were $72 million, $93 million, and $63 million, respectively.

NOTE 11--STOCK COMPENSATION PLANS

    The Company's stock-based compensation plans consist of USI's and Zurn's respective plans that were in effect prior to the merger, as amended and as adjusted to give effect to the exchange ratio in the merger.

    USI maintains stock incentive plans (the "Stock Plans") that provides for awards of restricted stock and options to purchase common stock to key employees at prices equal to the fair market value of the shares at the date of grant, and for formula grants of Common Stock to non-employee directors of USI.

    In fiscal 1995, 2,764,995 restricted shares of Common Stock were awarded to certain key employees and a total of 9,000 shares of common stock were issued to non-employee directors. As holders of restricted stock have all the rights of other stockholders, subject to certain restrictions and forfeiture provisions, such restricted stock is considered to be issued and outstanding. Restrictions on the shares will expire and are amortized over seven years. Unearned restricted stock of $26 million was recorded at June 8, 1995 based on the market value of the shares on the date of issuance and is included as a separate component of stockholders' equity.

    In fiscal 1996, 108,260 incentive shares were awarded to certain key employees and 20,733 shares of common stock were issued to non-employee directors. The incentive shares are substantially identical in terms of issuance and restrictions to restricted stock. Based on the market value of the shares on the dates of issuance, $2 million of unearned restricted stock was recorded during fiscal 1996.

    In fiscal 1998 and 1997, 345,602 and 195,750 restricted shares of Common Stock, respectively, were awarded to certain key employees. The restrictions on the shares will expire after seven years. The expiration of the restrictions can be accelerated under certain circumstances. Based on the market value of the shares on the various dates of issuance, $9 million and $5 million of additional unearned restricted stock was recorded during fiscal 1998 and 1997, respectively. Additionally, 373,709, 166,065 and 25,460 restricted shares were forfeited in fiscal 1998, 1997 and 1996, respectively.

    Zurn's 1996 Employee Stock Plan provided for awarding no more than 800,000 shares of common stock (382,800 and 776,000 available at September 30, 1998 and 1997, respectively), with maximum award limits for each participant during any twelve-month period, in the form of nonqualified and incentive stock options to purchase common stock at its market value on the award date (200,000 share limit); stock equivalent units based on common stock fair market values with settlement in common stock or cash on the achievement of established performance goals (24,000 share limit); performance units denominated in cash with settlement in common stock or cash not exceeding $300,000 per participant per year on the achievement of specific business objectives; and annual incentive stock awards (48,000 share limit) to insiders, as defined, in settlement of incentive compensation plan awards. Under Zurn's previous stock option plans, nonqualified stock options were granted to key employees to purchase shares of common stock at its market value on the grant date.

    Under the Company's stock compensation plans, the independent directors, officers and employees may be granted options to purchase the Company's stock at no less than the fair market value of the date

                             U.S. INDUSTRIES, INC.

NOTE 11--STOCK COMPENSATION PLANS (CONTINUED) of the option grant. The Company has adopted the disclosure-only provisions of SFAS 123. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plan been determined based on the fair market value at the grant date for awards in fiscal 1998, 1997 and 1996, consistent with the provision of SFAS 123, the Company's net income and income per share would have been reduced to the pro forma amounts indicated below:

                                                                       FOR THE FISCAL YEARS ENDED
                                                                     -------------------------------
                                                                       1998       1997       1996
                                                                     ---------  ---------  ---------
                                                                     (IN MILLIONS, EXCEPT PER SHARE)
Net income (loss)--as reported.....................................  $     (44) $     252  $     138
Net income (loss)--pro forma.......................................        (46)       250        137

Net income (loss) per share--as reported basic.....................  $   (0.46) $    2.73  $    1.45
                                 --as reported diluted.............      (0.45)      2.64       1.42
Net income (loss) per share--pro forma basic.......................      (0.48)      2.70       1.44
                                 --pro forma diluted...............      (0.47)      2.61       1.41

    These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes model with the following assumptions:

                                                                      USI PLANS    ZURN PLAN
                                                                     -----------  -----------
Expected dividend yield at date of grant:
    1998...........................................................          1%           1%
    1997 and 1996..................................................          0%           2%
Expected stock price volatility:
    1998...........................................................         40%          26%
    1997 and 1996..................................................         36%          26%
Risk-free interest rate:
    1998...........................................................       5.42%        5.80%
    1997...........................................................       5.85%        6.84%
    1996...........................................................       5.89%        6.60%
Expected life of options...........................................     4 years      7 years

    The weighted-average fair value of options, calculated using the Black-Scholes option pricing model, granted during 1998, 1997 and 1996 is $9.14, $6.87 and $4.61, respectively.

    A summary of the Company's stock option activity and related information for the years ended September 30 follows:

                                                       1998                     1997                     1996
                                             ------------------------  -----------------------  -----------------------
                                                           WEIGHTED                 WEIGHTED                 WEIGHTED
                                                            AVERAGE                  AVERAGE                  AVERAGE
                                              NUMBER OF    EXERCISE    NUMBER OF    EXERCISE    NUMBER OF    EXERCISE
                                               OPTIONS       PRICE      OPTIONS       PRICE      OPTIONS       PRICE
                                             -----------  -----------  ----------  -----------  ----------  -----------
Outstanding-beginning of year..............    6,377,677   $   13.45    6,419,176   $   11.94    5,890,495   $   11.95
Granted....................................      280,353       25.02    1,019,312       18.82      837,573       13.02
Exercised..................................   (1,401,231)      13.19     (681,523)       9.76      (69,907)       9.52
Non-exercised..............................     (419,902)      14.95     (379,288)      11.48     (238,985)      12.33
                                             -----------  -----------  ----------  -----------  ----------  -----------
Outstanding-end of year....................    4,836,897       14.07    6,377,677       13.45    6,419,176       11.94
                                             -----------  -----------  ----------  -----------  ----------  -----------
                                             -----------  -----------  ----------  -----------  ----------  -----------
Exercisable-end of year....................    3,488,907   $   13.73    2,713,998   $   14.70    2,046,295   $   15.12
                                             -----------  -----------  ----------  -----------  ----------  -----------
                                             -----------  -----------  ----------  -----------  ----------  -----------

                             U.S. INDUSTRIES, INC.

NOTE 11--STOCK COMPENSATION PLANS (CONTINUED)
    The following table summarizes the status of the stock options outstanding and exercisable at September 30, 1998:

                                                                                  STOCK OPTIONS
                                            STOCK OPTIONS OUTSTANDING              EXERCISABLE
                                       ------------------------------------  -----------------------
                                                    WEIGHTED     WEIGHTED                 WEIGHTED
                                                    REMAINING     AVERAGE                  AVERAGE
                                       NUMBER OF   CONTRACTUAL   EXERCISE    NUMBER OF    EXERCISE
RANGE OF EXERCISE PRICES                OPTIONS       LIFE         PRICE      OPTIONS       PRICE
-------------------------------------  ----------  -----------  -----------  ----------  -----------
$8.75 to $12.97......................   3,033,613   6.73 years   $   10.31    2,291,286   $   10.67
$13.20 to $19.41.....................     677,287   7.90 years   $   15.85      575,901   $   15.77
$20.47 to $28.88.....................   1,125,997   6.19 years   $   23.14      621,720   $   23.13
                                       ----------  -----------  -----------  ----------  -----------
Total................................   4,836,897   6.76 years   $   14.07    3,488,907   $   13.73
                                       ----------  -----------  -----------  ----------  -----------
                                       ----------  -----------  -----------  ----------  -----------

    Options granted under the Stock Option Plan vest annually in four equal installments from the date of grant. The Company had authorization under the Stock Option Plan to grant 1,306,417 and 455,309 additional options at September 30, 1998 and 1997, respectively.

NOTE 12--COMMITMENTS AND CONTINGENCIES

    The Company is subject to a wide range of environmental protection laws. The Company has remedial and investigatory activities underway at approximately 35 sites. In addition, the Company has been named as a Potentially Responsible Party ("PRP") at 19 "superfund" sites pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 or comparable statutes.

    It is often difficult to estimate the future impact of environmental matters, including potential liabilities. The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. This practice is followed whether the claims are asserted or unasserted. Reserves for estimated losses from environmental remediation are, depending on the site, based primarily upon internal or third party environmental studies, and estimates as to the number, participation level and financial viability of any other PRP's, the extent of contamination and the nature of required remedial actions. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present fair value. Recoveries of environmental remediation costs from other parties are recognized as assets when their receipt is deemed probable. Management expects that the amount reserved will be paid out over the periods of remediation for the applicable sites which range up to 30 years and that such reserves are adequate based on all current data. Each of the sites in question is at various stages of investigation or remediation; however, no information currently available reasonably suggests that projected expenditures associated with remedial action or compliance with environmental laws for any single site or for all sites in the aggregate, will have a material adverse affect on the Company's financial condition, results of operations or cash flows.

    At September 30, 1998, the Company had accrued approximately $20 million ($5 million accrued as current liabilities; $15 million as non-current liabilities) for various environmental related liabilities of which the Company is aware. The Company believes that the range of liability for such matters is between approximately $7 million and $25 million.

    U.S. Brass Corporation, an Eljer indirect wholly-owned subsidiary ("US Brass"), filed in 1994 a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code for the purpose of systemically resolving issues resulting from sales of polybutylene plumbing systems and related litigation. On January 29, 1998, the United States Bankruptcy Court for the Eastern District of Texas

                             U.S. INDUSTRIES, INC.

NOTE 12--COMMITMENTS AND CONTINGENCIES (CONTINUED) confirmed the Chapter 11 Bankruptcy Plan of Reorganization filed by US Brass. On March 19, 1998 the plan became effective and the US Brass Trust was funded with approximately $50 million in cash and a $20 million noninterest bearing note, payable over ten years to pay claims resulting from US Brass polybutylene plumbing systems. As a result, US Brass emerged from bankruptcy and future US Brass polybutylene plumbing systems claims were enjoined and will be channeled to the Trust and a national class action settlement fund.

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

NOTE 13--SEGMENT DATA

    The Company's operations are classified into four business segments: Bath and Plumbing Products, Lighting Corporation of America, Hardware and Tools and Diversified. These operations are conducted primarily in the United States, and to a lesser extent, in other regions of the world. Export sales represented 9%, 12% and 13% of the Company's total net sales for fiscal years 1998, 1997 and 1996, respectively. Principal international markets served include Europe, South America, Canada and Asia.

                                                                     FOR THE FISCAL YEARS ENDED
                                                                            SEPTEMBER 30,
                                                                   -------------------------------
                                                                     1998       1997       1996
                                                                   ---------  ---------  ---------
                                                                            (IN MILLIONS)
NET SALES
  Bath and Plumbing Products.....................................  $   1,105  $     879  $     685
  Lighting Corporation of America................................        766        538        508
  Hardware and Tools.............................................        430        308        238
  Diversified....................................................      1,009        991        933
                                                                   ---------  ---------  ---------
TOTAL NET SALES..................................................  $   3,310  $   2,716  $   2,364
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

OPERATING INCOME (LOSS) (1)
  Bath and Plumbing Products.....................................  $      93  $     101  $      88
  Lighting Corporation of America................................         52         42         36
  Hardware and Tools.............................................         (2)        34         31
  Diversified (2)................................................         38        137        111
                                                                   ---------  ---------  ---------
  Operating Income before corporate expenses.....................        181        314        266
  Corporate expenses.............................................        (32)       (27)       (27)
                                                                   ---------  ---------  ---------
TOTAL OPERATING INCOME...........................................  $     149  $     287  $     239
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

------------------------

(1) Operating income (loss) for the year ended September 30, 1998 include merger, restructuring and other related costs of $154 million and product change costs in connection with the restructuring of approximately $11 million. Operating income (loss) for the Bath and Plumbing Products, Lighting Corporation of America, Hardware and Tools, Diversified Operations and Corporate expenses include charges of $40, $3, $37, $78 and $7 million, respectively.

(2) Fiscal 1998 and 1997 operating income for the Diversified Operations includes $(3) and $2 million, respectively of equity (loss) earnings from the Company's investment in UPI. Fiscal 1998 equity (loss) includes a charge associated with an impairment of a UPI subsidiary of $4 million. Fiscal 1998

                             U.S. INDUSTRIES, INC.

NOTE 13--SEGMENT DATA (CONTINUED)
    operating income for the Diversified Operations also includes a gain of $6 million from the sale of an investment in a supplier of the Company's toy business.

                                                                     FOR THE FISCAL YEARS ENDED
                                                                            SEPTEMBER 30,
                                                                   -------------------------------
                                                                     1998       1997       1996
                                                                   ---------  ---------  ---------
                                                                            (IN MILLIONS)
IDENTIFIABLE ASSETS
  Bath and Plumbing Products.....................................  $   1,092  $   1,064  $   1,057
  Lighting Corporation of America................................        463        282        281
  Hardware and Tools.............................................        406        233        191
  Diversified....................................................        751        764        727
                                                                   ---------  ---------  ---------
                                                                       2,712      2,343      2,256
  Corporate......................................................        100        126        111
                                                                   ---------  ---------  ---------
  Total for continuing operations................................      2,812      2,469      2,367
  Net assets held for disposition................................     --             69        135
                                                                   ---------  ---------  ---------
TOTAL IDENTIFIABLE ASSETS........................................  $   2,812  $   2,538  $   2,502
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

DEPRECIATION AND GOODWILL AMORTIZATION
  Bath and Plumbing Products.....................................  $      28  $      22  $      15
  Lighting Corporation of America................................         18         10          9
  Hardware and Tools.............................................         13          7          4
  Diversified....................................................         33         30         29
                                                                   ---------  ---------  ---------
TOTAL DEPRECIATION AND GOODWILL AMORTIZATION.....................  $      92  $      69  $      57
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

CAPITAL EXPENDITURES
  Bath and Plumbing Products.....................................  $      35  $      18  $      14
  Lighting Corporation of America................................         19         13         10
  Hardware and Tools.............................................         18          9          8
  Diversified....................................................         36         25         19
                                                                   ---------  ---------  ---------
                                                                         108         65         51
  Corporate......................................................     --             11     --
                                                                   ---------  ---------  ---------
TOTAL CAPITAL EXPENDITURES.......................................  $     108  $      76  $      51
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

                             U.S. INDUSTRIES, INC.

NOTE 14--GEOGRAPHIC AREAS--FINANCIAL DATA

    The following table presents certain data by geographic areas:

                                                                                         FOR THE FISCAL YEARS ENDED
                                                                                                SEPTEMBER 30,
                                                                                       -------------------------------
                                                                                         1998       1997       1996
                                                                                       ---------  ---------  ---------
                                                                                                (IN MILLIONS)
NET SALES
United States........................................................................  $   2,631  $  $2,400  $   2,135
Foreign..............................................................................        679        316        229
OPERATING EARNINGS (1)
United States........................................................................  $      76  $     237  $     185
Foreign..............................................................................         73         50         54
IDENTIFIABLE ASSETS
United States........................................................................  $   2,167  $   2,254  $   2,287
Foreign..............................................................................        645        284        215

------------------------

(1) Operating earnings for the year ended September 30, 1998 included merger, restructuring and other related costs of $154 million and product change costs in connection with the restructuring of approximately $11 million; $155 million and $10 million of these costs and charges relate to operating earnings of the United States and foreign locations, respectively.

NOTE 15--QUARTERLY FINANCIAL DATA (UNAUDITED)

    Summarized quarterly financial information for the fiscal years ended September 30, 1998 and 1997 is as follows (in millions, except per share):

                                                                     1998                                   1997
                                              --------------------------------------------------  ------------------------
QUARTER ENDED                                   DEC. 31     MARCH 31      JUNE 30     SEPT. 30      DEC. 31     MARCH 31
--------------------------------------------  -----------  -----------  -----------  -----------  -----------  -----------
Net sales...................................   $     744    $     826    $     856    $     884    $     578    $     664
Gross profit................................         233          249          256          265          185          207
Income (loss) from continuing operations....          32           40          (88)          23           26           29
Income (loss) before extraordinary loss.....          31           33         (125)          22           30          103
Net income (loss)...........................          31           33         (130)          22           28          103
Basic per share:
  Income (loss) from continuing
    operations..............................   $    0.34    $    0.42    ($   0.92)   $    0.24    $    0.28    $    0.31
  Income (loss) before extraordinary loss...   $    0.33    $    0.35    ($   1.30)   $    0.23    $    0.32    $    1.11
  Net income (loss).........................   $    0.33    $    0.35    ($   1.35)   $    0.23    $    0.30    $    1.11
Diluted per share:
  Income (loss) from continuing
    operations..............................   $    0.33    $    0.41    ($   0.92)   $    0.23    $    0.27    $    0.30
  Income (loss) before extraordinary loss...   $    0.32    $    0.34    ($   1.30)   $    0.22    $    0.31    $    1.07
  Net income (loss).........................   $    0.32    $    0.34    ($   1.35)   $    0.22    $    0.29    $    1.07


QUARTER ENDED                                   JUNE 30     SEPT. 30
--------------------------------------------  -----------  -----------
Net sales...................................   $     735    $     739
Gross profit................................         232          235
Income (loss) from continuing operations....          38           43
Income (loss) before extraordinary loss.....          41           80
Net income (loss)...........................          41           80
Basic per share:
  Income (loss) from continuing
    operations..............................   $    0.41    $    0.47
  Income (loss) before extraordinary loss...   $    0.44    $    0.87
  Net income (loss).........................   $    0.44    $    0.87
Diluted per share:
  Income (loss) from continuing
    operations..............................   $    0.40    $    0.46
  Income (loss) before extraordinary loss...   $    0.43    $    0.85
  Net income (loss).........................   $    0.43    $    0.85

    The results for the quarters ended June 30 and September 30, 1998 include $136 million and $18 million of merger, restructuring and other related costs, respectively, and product change costs of $2 million and $9 million, respectively.

                             U.S. INDUSTRIES, INC.

NOTE 16--SUBSEQUENT EVENTS

    On October 15, 1998, the Company adopted a Stockholder Rights Plan (the "Plan") and declared a dividend of one Right on each outstanding share of Common Stock held by stockholders of record on October 29, 1998. The Company had approximately 98 million shares outstanding on October 29, 1998. The Plan was designed to protect the Company's stockholders during a time when the Company's share price has been under pressure due to the external factors.

    Initially, the Rights will trade with the common stock of the Company and will not be exercisable. The Rights will separate from the common stock and become exercisable upon the occurrence of events typical for stockholder rights plans. In general, such separation will occur when any person or group of affiliated persons acquires or makes an offer to acquire 15% or more of the Company's Common Stock. Thereafter, separate Right certificates will be distributed and each Right will entitle its holder to purchase one one-hundredth of a share of the Company's Series A Junior preferred Stock for an exercise price of $65.00. Each one one-hundredth of a share of Preferred Stock has economic and voting terms equivalent to those of one share of the Company's Common Stock.

    If not redeemed earlier, the Rights will expire on October 15, 2008, or at the close of business on the 90th day following the date any person or group of affiliated persons acquires or makes an offer to acquire 15% or more of the Company's Common Stock.

NOTE 17--SUPPLEMENTAL FINANCIAL INFORMATION

    The following represents the supplemental consolidating condensed financial statements of USI and USIAH, which are the jointly obligated issuers of the Notes, and USI Atlantic, which is the guarantor of the Notes, and their non-guarantor subsidiaries, as of September 30, 1998 and 1997 and for each of the three years in the period ended September 30, 1998.

                                                                    FOR THE YEAR ENDED SEPTEMBER 30, 1998
                                                      -----------------------------------------------------------------
                                                                     USI                   NONGUARANTOR
                                                         USI      ATLANTIC       USIAH     SUBSIDIARIES   ELIMINATIONS
                                                      ---------  -----------  -----------  -------------  -------------
                                                                                (IN MILLIONS)
Net Sales...........................................  $  --       $  --        $  --         $   3,310      $
Operating costs and expenses:
  Cost of products sold.............................     --          --           --             2,307
  Selling, general and administrative expenses......          4           4           17           675
  Goodwill impairment and non-recurring and unusual
    charges.........................................     --          --                7           147
                                                      ---------       -----        -----        ------         ------
    Operating income................................         (4)         (4)         (24)          181         --
Interest expense....................................     --               6           44            19
Interest income.....................................     --          --           --                (8)
Management fee (income) expense.....................     --             (27)         (28)           55
Intercompany interest, net..........................     --              (4)         (63)           67
Gain on the sale of subsidiary shares...............     --          --           --            --
Other (income) expense, net.........................     --              12           (3)           (6)
Equity in (earnings) loss of investees, net.........         41          42           58        --               (141)
                                                      ---------       -----        -----        ------         ------
Income before income taxes, discontinued operations
  and extraordinary loss............................        (45)        (33)         (32)           54            141
Provision for income taxes..........................         (1)          4           10            65
                                                      ---------       -----        -----        ------         ------
  Income (loss) from continuing operations..........        (44)        (37)         (42)          (11)           141
Income (loss) from discontinued operations, net of
  tax...............................................     --          --           --               (46)        --
                                                      ---------       -----        -----        ------         ------
Income before extraordinary loss....................        (44)        (37)         (42)          (57)           141
Extraordinary loss, net of tax......................     --          --           --                (5)
                                                      ---------       -----        -----        ------         ------
Net income (loss)...................................  $     (44)  $     (37)   $     (42)    $     (62)     $     141
                                                      ---------       -----        -----        ------         ------
                                                      ---------       -----        -----        ------         ------


                                                      CONSOLIDATED
                                                      -------------

Net Sales...........................................    $   3,310
Operating costs and expenses:
  Cost of products sold.............................        2,307
  Selling, general and administrative expenses......          700
  Goodwill impairment and non-recurring and unusual
    charges.........................................          154
                                                           ------
    Operating income................................          149
Interest expense....................................           69
Interest income.....................................           (8)
Management fee (income) expense.....................       --
Intercompany interest, net..........................       --
Gain on the sale of subsidiary shares...............       --
Other (income) expense, net.........................            3
Equity in (earnings) loss of investees, net.........       --
                                                           ------
Income before income taxes, discontinued operations
  and extraordinary loss............................           85
Provision for income taxes..........................           78
                                                           ------
  Income (loss) from continuing operations..........            7
Income (loss) from discontinued operations, net of
  tax...............................................          (46)
                                                           ------
Income before extraordinary loss....................          (39)
Extraordinary loss, net of tax......................           (5)
                                                           ------
Net income (loss)...................................    $     (44)
                                                           ------
                                                           ------

                             U.S. INDUSTRIES, INC.

NOTE 17--SUPPLEMENTAL FINANCIAL INFORMATION (CONTINUED)

                                                                             FOR THE YEAR ENDED SEPTEMBER 30, 1997
                                                             ---------------------------------------------------------------------
                                                                 USI                   NONGUARANTOR
                                                              ATLANTIC       USIAH     SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                             -----------  -----------  -------------  -------------  -------------
                                                                                         (IN MILLIONS)
Net Sales..................................................   $  --        $  --         $   2,716      $  --          $   2,716
Operating costs and expenses:
  Cost of products sold....................................      --           --             1,857                         1,857
  Selling, general and administrative expenses.............           6           25           541                           572
  Goodwill impairment and non-recurring and unusual
    charges................................................      --           --            --                            --
                                                                  -----        -----        ------          -----         ------
    Operating income.......................................          (6)         (25)          318         --                287
Interest expense...........................................      --               35            24                            59
Interest income............................................      --           --                (7)                           (7)
Management fee (income) expense............................          (1)         (15)           16                        --
Intercompany interest, net.................................      --              (68)           68                        --
Gain on the sale of subsidiary shares......................      --           --                (1)                           (1)
Other (income) expense, net................................      --                1            (3)                           (2)
Equity in (earnings) loss of investees, net................        (255)        (227)       --                482         --
                                                                  -----        -----        ------          -----         ------
Income before income taxes, discontinued operations and
  extraordinary loss.......................................         250          249           221           (482)           238
Provision for income taxes.................................          (2)           9            95                           102
                                                                  -----        -----        ------          -----         ------
  Income (loss) from continuing operations.................         252          240           126           (482)           136
Income (loss) from discontinued operations, net of tax.....      --           --               118         --                118
                                                                  -----        -----        ------          -----         ------
Income before extraordinary loss...........................         252          240           244           (482)           254
Extraordinary loss, net of tax.............................      --               (1)           (1)                           (2)
                                                                  -----        -----        ------          -----         ------
Net income (loss)..........................................   $     252    $     239     $     243      $    (482)     $     252
                                                                  -----        -----        ------          -----         ------
                                                                  -----        -----        ------          -----         ------

                             U.S. INDUSTRIES, INC.

NOTE 17--SUPPLEMENTAL FINANCIAL INFORMATION (CONTINUED)

                                                                             FOR THE YEAR ENDED SEPTEMBER 30, 1996
                                                             ---------------------------------------------------------------------
                                                                 USI                   NONGUARANTOR
                                                              ATLANTIC       USIAH     SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                             -----------  -----------  -------------  -------------  -------------
                                                                                         (IN MILLIONS)
Net Sales..................................................   $  --        $  --         $   2,364      $  --          $   2,364
Operating costs and expenses:
  Cost of products sold....................................      --           --             1,613                         1,613
  Selling, general and administrative expenses.............           6           22           484                           512
  Goodwill impairment and non-recurring and unusual
    charges................................................      --           --            --                            --
                                                                  -----        -----        ------          -----         ------
    Operating income.......................................          (6)         (22)          267         --                239
Interest expense...........................................      --               51            13                            64
Interest income............................................      --               (1)          (10)                          (11)
Management fee (income) expense............................          (1)         (15)           16                        --
Intercompany interest, net.................................      --              (86)           86                        --
Gain on the sale of subsidiary shares......................      --           --            --                            --
Other (income) expense, net................................      --                1            (1)                       --
Equity in (earnings) loss of investees, net................        (141)        (137)       --                278         --
                                                                  -----        -----        ------          -----         ------
Income before income taxes, discontinued operations and
  extraordinary loss.......................................         136          165           163           (278)           186
Provision for income taxes.................................          (2)          11            73                            82
                                                                  -----        -----        ------          -----         ------
  Income (loss) from continuing operations.................         138          154            90           (278)           104
Income (loss) from discontinued operations, net of tax.....      --           --                59         --                 59
                                                                  -----        -----        ------          -----         ------
Income before extraordinary loss...........................         138          154           149           (278)           163
Extraordinary loss, net of tax.............................      --              (18)           (7)                          (25)
                                                                  -----        -----        ------          -----         ------
Net income (loss)..........................................   $     138    $     136     $     142      $    (278)     $     138
                                                                  -----        -----        ------          -----         ------
                                                                  -----        -----        ------          -----         ------

                             U.S. INDUSTRIES, INC.

NOTE 17--SUPPLEMENTAL FINANCIAL INFORMATION (CONTINUED)

                                                                                 AT SEPTEMBER 30, 1998
                                                      ---------------------------------------------------------------------------
                                                                    USI                NONGUARANTOR
                                                         USI     ATLANTIC     USIAH    SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                      ---------  ---------  ---------  -------------  ------------  -------------
                                                                                     (IN MILLIONS)
ASSETS
Current assets:
  Cash and cash equivalents.........................  $  --      $  --      $  --        $      44     $   --         $      44
  Trade receivables, net............................     --         --         --              652                          652
  Inventories.......................................     --         --         --              589                          589
  Deferred income taxes.............................         45     --         --               36                           81
  Other current assets..............................     --         --             11           66                           77
  Net assets held for disposition...................     --         --         --           --                           --
                                                      ---------  ---------  ---------       ------    ------------       ------
    Total current assets............................         45     --             11        1,387         --             1,443
  Property, plant and equipment, net................     --         --         --              538                          538
  Deferred income taxes.............................          8     --         --                6                           14
  Other assets......................................     --         --              7          215                          222
  Goodwill, net.....................................     --         --         --              595                          595
  Investments in subsidiaries.......................        996        745      1,221       --             (2,962)       --
  Intercompany receivable (payable).................        (51)       277        245         (471)                      --
                                                      ---------  ---------  ---------       ------    ------------       ------
    Total assets....................................  $     998  $   1,022  $   1,484    $   2,270     $   (2,962)    $   2,812
                                                      ---------  ---------  ---------       ------    ------------       ------
                                                      ---------  ---------  ---------       ------    ------------       ------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable.....................................  $  --      $  --      $  --        $      15     $   --         $      15
  Current maturities of long-term debt..............     --         --         --                4                            4
  Trade accounts payable............................     --              2     --              262                          264
  Accrued expenses and other liabilities............          5          6         43          259                          313
  Income taxes payable..............................         33     --         --                7                           40
                                                      ---------  ---------  ---------       ------    ------------       ------
    Total current liabilities.......................         38          8         43          547         --               636
  Long-term debt....................................     --            270        629           48                          947
  Other liabilities.................................     --         --             67          202                          269
                                                      ---------  ---------  ---------       ------    ------------       ------
    Total liabilities...............................         38        278        739          797         --             1,852
  Stockholders' equity..............................        960        744        745        1,473         (2,962)          960
                                                      ---------  ---------  ---------       ------    ------------       ------
    Total liabilities and stockholders' equity......  $     998  $   1,022  $   1,484    $   2,270     $   (2,962)    $   2,812
                                                      ---------  ---------  ---------       ------    ------------       ------
                                                      ---------  ---------  ---------       ------    ------------       ------

                             U.S. INDUSTRIES, INC.

NOTE 17--SUPPLEMENTAL FINANCIAL INFORMATION (CONTINUED)

                                                                                 AT SEPTEMBER 30, 1997
                                                            ----------------------------------------------------------------
                                                               USI                NONGUARANTOR
                                                            ATLANTIC     USIAH    SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                            ---------  ---------  -------------  ------------  -------------
                                                                                     (IN MILLIONS)
ASSETS
Current assets:
  Cash and cash equivalents...............................  $  --      $      35    $      32     $   --         $      67
  Trade receivables, net..................................     --         --              502                          502
  Inventories.............................................     --         --              501                          501
  Deferred income taxes...................................         46     --               61                          107
  Other current assets....................................     --         --               55                           55
  Net assets held for disposition.........................     --         --               69                           69
                                                            ---------  ---------       ------    ------------       ------
    Total current assets..................................         46         35        1,220         --             1,301
  Property, plant and equipment, net......................     --             20          402                          422
  Deferred income taxes...................................          3     --           --                                3
  Other assets............................................     --              8          204                          212
  Goodwill, net...........................................     --         --              600                          600
  Investments in subsidiaries.............................      1,043        478       --             (1,521)       --
  Intercompany receivable (payable).......................        (66)       887         (821)        --            --
                                                            ---------  ---------       ------    ------------       ------
    Total assets..........................................  $   1,026  $   1,428    $   1,605     $   (1,521)    $   2,538
                                                            ---------  ---------       ------    ------------       ------
                                                            ---------  ---------       ------    ------------       ------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable...........................................  $  --      $  --        $       4     $   --         $       4
  Current maturities of long-term debt....................     --         --               41                           41
  Trade accounts payable..................................     --              6          183                          189
  Accrued expenses and other liabilities..................          4         27          313                          344
  Income taxes payable....................................  $      72  $  --        $  --         $              $      72
                                                            ---------  ---------       ------    ------------       ------
    Total current liabilities.............................         76         33          541         --               650
  Long-term debt..........................................     --            532          169                          701
  Other liabilities.......................................     --             65          172                          237
                                                            ---------  ---------       ------    ------------       ------
    Total liabilities.....................................         76        630          882         --             1,588
  Stockholders' equity....................................        950        798          723         (1,521)          950
                                                            ---------  ---------       ------    ------------       ------
    Total liabilities and stockholders' equity............  $   1,026  $   1,428    $   1,605     $   (1,521)    $   2,538
                                                            ---------  ---------       ------    ------------       ------
                                                            ---------  ---------       ------    ------------       ------

                             U.S. INDUSTRIES, INC.

NOTE 17--SUPPLEMENTAL FINANCIAL INFORMATION (CONTINUED)

                                                                          FOR THE YEAR ENDED SEPTEMBER 30, 1998
                                                     -------------------------------------------------------------------------------
                                                                    USI                  NONGUARANTOR
                                                        USI      ATLANTIC      USIAH     SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                     ---------  -----------  ---------  ---------------  -------------  ------------
                                                                                      (IN MILLIONS)
NET CASH PROVIDED BY OPERATING ACTIVITIES..........  $     (33)  $      12   $      19     $      80       $  --         $       78

INVESTING ACTIVITIES:
Proceeds from sale of net assets held for
  disposition......................................     --          --          --                11                             11
Proceeds from sale of excess real estate...........     --          --          --                14                             14
Proceeds from sale of subsidiary stock.............     --          --          --            --                             --
Proceeds from collection of notes receivable.......     --          --          --                 5                              5
Acquisition of companies, net of cash acquired.....     --          --          --              (173)                          (173)
Capital contributions to subsidiaries..............        (10)     --             (73)       --                  83         --
Dividends from subsidiaries........................          2      --          --            --                  (2)        --
Net transfers with subsidiaries....................         77        (205)       (303)       --                 431         --
Purchase of investment.............................     --          --          --                (7)                            (7)
Proceeds from sale of investments..................     --          --          --            --                             --
Proceeds from sale of marketable securities........     --          --          --                 6                              6
Purchases of property, plant and equipment.........     --          --          --              (108)                          (108)
Proceeds from sale of property, plant and
  equipment........................................     --          --              20            15                             35
Other net..........................................     --          --          --               (13)                           (13)
                                                     ---------       -----   ---------         -----           -----    ------------
NET CASH PROVIDED BY INVESTING ACTIVITIES..........         69        (205)       (356)         (250)            512           (230)
FINANCING ACTIVITIES:
Proceeds from long-term debt.......................     --             270       1,075            61                          1,406
Repayment of long-term debt........................     --          --            (978)         (267)                        (1,245)
Proceeds from (repayment of) notes payable.........     --          --          --                 5                              5
Payment of dividends...............................        (21)     --          --                (2)              2            (21)
Purchase of treasury stock.........................        (35)     --          --            --                                (35)
Proceeds from exercise of stock options............         20      --          --            --                                 20
Capital contributions from parent..................     --          --          --                83             (83)        --
Net transfers with parent..........................     --             (77)        205           303            (431)        --
                                                     ---------       -----   ---------         -----           -----    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES..........        (36)        193         302           183            (512)           130
Effect of exchange rate changes on cash............     --          --          --                (1)                            (1)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...     --          --             (35)           12          --                (23)
Cash and cash equivalents at beginning of year.....     --          --              35            32                             67
                                                     ---------       -----   ---------         -----           -----    ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR...........  $  --       $  --       $  --         $      44       $  --         $       44
                                                     ---------       -----   ---------         -----           -----    ------------
                                                     ---------       -----   ---------         -----           -----    ------------

                             U.S. INDUSTRIES, INC.

NOTE 17--SUPPLEMENTAL FINANCIAL INFORMATION (CONTINUED)

                                                                         FOR THE YEAR ENDED SEPTEMBER 30, 1997
                                                          --------------------------------------------------------------------
                                                              USI                  NONGUARANTOR
                                                           ATLANTIC      USIAH     SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                          -----------  ---------  ---------------  -------------  ------------
                                                                                     (IN MILLIONS)
NET CASH PROVIDED BY OPERATING ACTIVITIES...............   $      (4)  $  --         $      61       $  --         $       57

INVESTING ACTIVITIES:
Proceeds from sale of net assets held for disposition...      --          --               390                            390
Proceeds from sale of excess real estate................      --          --                28                             28
Proceeds from sale of subsidiary stock..................      --          --                 4                              4
Proceeds from collection of notes receivable............      --          --            --                             --
Acquisition of companies, net of cash acquired..........      --          --              (269)                          (269)
Capital contributions to subsidiaries...................          (2)         (5)       --                   7         --
Dividends from subsidiaries.............................           4          32        --                 (36)        --
Net transfers with subsidiaries.........................          66         248        --                (314)        --
Purchase of investment..................................      --          --                (1)                            (1)
Proceeds from sale of investments.......................      --          --            --                             --
Proceeds from sale of marketable securities.............      --          --                24                             24
Purchases of property, plant and equipment..............      --             (11)          (65)                           (76)
Proceeds from sale of property, plant and equipment.....      --          --                 2                              2
Other net...............................................      --          --                (5)                            (5)
                                                               -----   ---------         -----           -----    ------------
NET CASH PROVIDED BY INVESTING ACTIVITIES...............          68         264           108            (343)            97

FINANCING ACTIVITIES:
Proceeds from long-term debt............................      --           1,460           166                          1,626
Repayment of long-term debt.............................      --          (1,623)          (82)                        (1,705)
Proceeds from (repayment of) notes payable..............      --          --                 4                              4
Payment of dividends....................................          (4)     --               (36)             36             (4)
Purchase of treasury stock..............................         (67)     --            --                                (67)
Proceeds from exercise of stock options.................           7      --            --                                  7
Capital contributions from parent.......................      --          --                 7              (7)        --
Net transfers with parent...............................      --             (66)         (248)            314         --
                                                               -----   ---------         -----           -----    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES...............         (64)       (229)         (189)            343           (139)
Effect of exchange rate changes on cash.................      --          --                (5)                            (5)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........      --              35           (25)         --                 10
Cash and cash equivalents at beginning of year..........      --          --                57                             57
                                                               -----   ---------         -----           -----    ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR................   $  --       $      35     $      32       $  --         $       67
                                                               -----   ---------         -----           -----    ------------
                                                               -----   ---------         -----           -----    ------------

                             U.S. INDUSTRIES, INC.

NOTE 17--SUPPLEMENTAL FINANCIAL INFORMATION (CONTINUED)

                                                                   FOR THE YEAR ENDED SEPTEMBER 30, 1996
                                                    --------------------------------------------------------------------
                                                        USI                  NONGUARANTOR
                                                     ATLANTIC      USIAH     SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                    -----------  ---------  ---------------  -------------  ------------
                                                                               (IN MILLIONS)
NET CASH PROVIDED BY OPERATING ACTIVITIES.........   $     (31)  $      25     $     149       $  --         $      143

INVESTING ACTIVITIES:
Proceeds from sale of net assets held for
  disposition.....................................      --          --               314                            314
Proceeds from sale of excess real estate..........      --          --                31                             31
Proceeds from sale of subsidiary stock............      --          --            --                             --
Proceeds from collection of notes receivable......      --          --                 7                              7
Acquisition of companies, net of cash acquired....      --          --              (239)                          (239)
Capital contribution to subsidiaries..............      --          --            --                             --
Dividends from subsidiaries.......................          16          11        --                 (27)        --
Net transfers with subsidiaries...................          66         401        --                (467)        --
Purchase of investment............................      --          --               (12)                           (12)
Proceeds from sale of investments.................      --          --                 2                              2
Proceeds from sale of marketable securities.......      --          --                 6                              6
Purchases of property, plant and equipment........      --          --               (51)                           (51)
Proceeds from sale of property, plant and
  equipment.......................................      --               1             3                              4
Other net.........................................      --          --            --                             --
                                                         -----   ---------         -----           -----    ------------
NET CASH PROVIDED BY INVESTING ACTIVITIES.........          82         413            61            (494)            62

FINANCING ACTIVITIES:
Proceeds from long-term debt......................      --             650           485                          1,135
Repayment of long-term debt.......................      --          (1,013)         (283)                        (1,296)
Proceeds from (repayment of) notes payable........      --          --                (3)                            (3)
Payment of dividends..............................          (5)        (11)          (16)             27             (5)
Purchase of treasury stock........................         (46)     --            --                                (46)
Proceeds from exercise of stock options...........      --          --            --                             --
Capital contributions from parent.................      --          --            --                             --
Net transfers with parent.........................      --             (66)         (401)            467         --
                                                         -----   ---------         -----           -----    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES.........         (51)       (440)         (218)            494           (215)
Effect of exchange rate changes on cash...........      --          --            --                             --

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS.....................................      --              (2)           (8)         --                (10)
Cash and cash equivalents at beginning of year....      --               2            65                             67
                                                         -----   ---------         -----           -----    ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR..........   $  --       $  --         $      57       $  --         $       57
                                                         -----   ---------         -----           -----    ------------
                                                         -----   ---------         -----           -----    ------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information included under the caption "Executive Officers" in Item 1 of this Annual Report on Form 10-K is incorporated herein by reference.

    The information to be included under the caption "Election of Directors" in the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A of the 1934 Act in connection with the annual meeting of the Company's stockholders to be held on February 5, 1999 (the "Proxy Statement") is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    The information to be included under the caption "Execution Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information to be included under the caption "Ownership of Common Stock" in the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (A) Listing of Documents

    (1) FINANCIAL STATEMENTS. The Company's Consolidated Financial Statements included in Item 8 hereof, as required at September 30, 1998, 1997 and 1996, and for the years ended September 30, 1998, 1997 and 1996, consist of the following:

       Consolidated Statements of Operations
       Consolidated Balance Sheets
       Consolidated Statements of Cash Flows
       Consolidated Statements of Changes in Stockholders' Equity
       Notes to Consolidated Financial Statements

    (2) FINANCIAL STATEMENT SCHEDULE. Financial Statement Schedule of the Company appended hereto, as required for the years ended September 30, 1998, 1997 and 1996, consists of the following:

       II. Valuation and Qualifying Accounts

    (3) MANAGEMENT CONTRACTS AND COMPENSATORY PLANS AND ARRANGEMENTS.

        --  Employment Agreement, dated February 22, 1995, of David H. Clarke (filed as
            Exhibit 10.9 to the Company's Registration Statement on Form 10, dated April
            21, 1995 (the "Form 10")).*

        --  First Amendment, dated June 12, 1995, to the Employment Agreement, dated
            February 22, 1995, of David H. Clarke (filed as Exhibit 10.19(b) to the
            Company's Report on Form 10-K for the fiscal year ended September 30, 1995 (the
            "1995 10-K")).*
        --  Employment Agreement, dated February 22, 1995, of John G. Raos (filed as
            Exhibit 10.10 to the Form 10).*
        --  First Amendment, dated June 12, 1995, to the Employment Agreement, dated
            February 22, 1995, of John G. Raos (filed as Exhibit 10.20(b) to the 1995
            10-K).*
        --  Employment Agreement, dated June 1, 1997, of John F. Bendik (filed herewith).
        --  Employment Agreement, dated February 22, 1995, of George H. MacLean (filed as
            Exhibit 10.8(a) to the Company's Report on Form 10-K for the fiscal year ended
            September 27, 1997 (the "1997 10-K").*
        --  First Amendment, dated June 12, 1995, to the Employment Agreement dated
            February 22, 1995, of George H. MacLean (filed as Exhibit 10.8(b) to the 1997
            10-K).*
        --  Restated Employment Agreement, dated June 17, 1998, of Dorothy E. Sander (filed herewith).
        --  Amended U. S. Industries, Inc. Stock Option Plan, as restated June 11, 1998
            (filed herewith).
        --  U. S. Industries, Inc. Restricted Stock Plan, as restated June 11, 1998 (filed herewith).
        --  U. S. Industries, Inc. Supplemental Retirement Plan (filed as Exhibit 10.14 to the Form 10).*
        --  U. S. Industries, Inc. Long-Term Incentive Plan (filed as Exhibit 10.15 to the
            Form 10).*

    (B) Reports on Form 8-K.

    The Company filed a current report on Form 8-K dated August 10, 1998, responsive to Item 5 of such Form, with respect to the Company's consolidated (combined) financial statements, reflecting the Merger as a pooling of interests. Financial statements were filed with respect to fiscal years ended September 1995, 1996 and 1997, three month periods ended December 1996 and 1997, and periods ended March 1997 and 1998.

    The Company filed a current report on Form 8-K dated October 15, 1998, responsive to Item 5 of such Form, related to the Company's Preferred Stock Purchase Rights. No financial statements were filed.

    (C) Exhibits.

      3.1  --         Form of Amended and Restated Certificate of Incorporation (filed as part of the
                      Company's Registration Statement No. 333-47101 on Form S-4 (the "1998 S-4"), as
                      Appendix B-1 to the Joint Proxy Statement/Prospectus (the "Merger Proxy")
                      included therein).*
           --         Form of Certificate of Designations of Series A Junior Preferred Stock (filed as
                      Exhibit (c) within the Rights Agreement filed as Exhibit (4) to the Company's
                      Report on Form 8-K dated October 15, 1998.*
      3.2  --         Amended and Restated By-laws of the Company (filed as part of the 1998 S-4, as
                      Appendix B-2 to the Merger Proxy).*
      4.1  --         Specimen form of certificate representing shares of Common Stock of USI (filed as
                      Exhibit 4.1 to the Form 10).*
      4.2  --         Indenture, dated as of December 12, 1996, among USI American Holdings, Inc.
                      ("USIAH"), USI Atlantic (then known as U.S. Industries, Inc.) and PNC Bank
                      National Association, as Trustee ("PNC") (filed as Exhibit 4.1 to the Company's
                      Registration Statement No. 333-2083 on Form S-4 (the "1997 S-4")).*
      4.3  --         First Supplemental Indenture, dated as of June 11, 1998, among USI, USIAH, USI
                      Atlantic and PNC (filed herewith).
      4.4  --         Indenture, dated as of October 27, 1998, among USI, USIAH, USI Atlantic and the
                      First National Bank of Chicago, as Trustee (filed herewith).
     10.1  --         Subscription Agreement, dated May 31, 1995, between Hanson PLC and USI Atlantic
                      (filed as Exhibit 10.10 to the 1995 10-K).*

     10.2  --         Tax Sharing and Indemnification Agreement, dated May 30, 1995, among HM Anglo-
                      American Ltd., HM Holdings, Inc., Endicott Johnson Corporation, Kidde Industries,
                      Inc., HMB Holdings Inc., Kaiser Cement Corporation, Spartus Corporation, USI
                      Atlantic and USIAH (Filed as Exhibit 10.14 to the 1995 10-K).*
     10.3  --         Tax Sharing and Indemnification Agreement, dated May 30, 1995, among HM Anglo-
                      American Ltd., Quantum Chemical Corporation, Endicott Johnson Corporation,
                      Spartus Corporation, USI Atlantic and USIAH (Filed as Exhibit 10.15 to the 1995
                      10-K).*
     10.4(a) --       Employment Agreement, dated February 22, 1995, of David H. Clarke (filed as
                      Exhibit 10.9 to the Form 10).*+
         (b) --       First Amendment, dated June 12, 1995, to the Employment Agreement, dated February
                      22, 1995, of David H. Clarke (Filed as Exhibit 10.19(b) to the 1995 10-K).*+
     10.5(a) --       Employment Agreement, dated February 22, 1995, of John G. Raos (filed as Exhibit
                      10.10 to the Form 10).*+
         (b) --       First Amendment, dated June 12, 1995, to the Employment Agreement, dated February
                      22, 1995 of John G. Raos (filed as Exhibit 10.20(b) to the 1995 10-K).*+
     10.6  --         Employment Agreement, dated June 1, 1997, of John F. Bendik (filed herewith).+
     10.7(a) --       Employment Agreement, dated February 22, 1995, of George H. MacLean (filed as
                      Exhibit 10.8(a) to the 1997 10-K).*+
         (b) --       First Amendment, dated June 12, 1995, to the Employment Agreement, dated February
                      22, 1995, of George H. MacLean.(filed as Exhibit 10.8(b) to the 1997 10-K).*+
     10.8  --         Restated Employment Agreement, dated June 17, 1998, of Dorothy E. Sander (filed herewith).+
     10.9  --         Amended U.S. Industries, Inc. Stock Option Plan, as restated June 11, 1998 (filed herewith).+
    10.10  --         U.S. Industries, Inc. Supplemental Retirement Plan (filed as Exhibit 10.14 to the
                      Form 10).*+
    10.11  --         U. S. Industries, Inc. Restricted Stock Plan, as restated June 11, 1998 (filed herewith).+
    10.12  --         U.S. Industries, Inc. Long-Term Incentive Plan (filed as Exhibit 10.15 to the
                      Form 10).*+
    10.13  --         Credit Agreement, dated December 12, 1996, as amended through June 11, 1998 (the
                      "Credit Agreement"), among USIAH, USI Atlantic, USI and Bank of America National
                      Trust and Savings Association, as Agent, and BA Securities, Inc., as Arranger
                      (filed as Exhibit 10.2 to the Report on Form 8-K filed on June 12, 1998).*
    10.14  --         Agreement and Plan of Merger, dated February 16, 1998, among USI, USI Atlantic,
                      Zurn Industries, Inc. and certain other parties named therein (filed as Exhibit
                      A-1 to the Merger Proxy).*
    10.15  --         Rights Agreement dated as of October 15, 1998 between the Company and the Chase
                      Manhattan Bank, as Rights Agent (filed as Exhibit (4) to the Company's Report on
                      Form 8-K dated October 15, 1998).*
     21.1  --         Subsidiaries
     23.1  --         Consent of Ernst & Young LLP
     23.2  --         Consent of Price Waterhouse Coopers LLP
     27.1  --         Financial Data Schedule

    (D) Financial Statement Schedule

------------------------

*   Incorporated by reference

+ Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14 (c) of this Report.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                U.S. INDUSTRIES, INC.

                                By:             /s/ DAVID H. CLARKE
                                     -----------------------------------------
                                                  David H. Clarke
                                             CHAIRMAN OF THE BOARD AND
                                              CHIEF EXECUTIVE OFFICER

December 14, 1998

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, and on the date set forth above.

          SIGNATURE                       TITLE
                                Chairman of the Board and
     /s/ DAVID H. CLARKE          Chief Executive Officer
------------------------------    (Principal Executive
       David H. Clarke            Officer)

       /s/ JOHN G. RAOS
------------------------------  Director, President and
         John G. Raos             Chief Operating Officer

     /s/ BRIAN C. BEAZER
------------------------------  Director
       Brian C. Beazer

    /s/ WILLIAM E. BUTLER
------------------------------  Director
      William E. Butler

   /s/ JOHN J. MCATEE, JR.
------------------------------  Director
     John J. McAtee, Jr.

/s/ THE HON. CHARLES H. PRICE
              II
------------------------------  Director
 The Hon. Charles H. Price II

    /s/ SIR HARRY SOLOMON
------------------------------  Director
      Sir Harry Solomon

    /s/ ROYALL VICTOR III
------------------------------  Director
      Royall Victor III

   /s/ MARK VORDER BRUEGGE
------------------------------  Director
     Mark Vorder Bruegge

     /s/ ROBERT R. WOMACK
------------------------------  Director
       Robert R. Womack

                                Senior Vice President and
      /s/ JAMES O'LEARY           Chief Financial Officer
------------------------------    (Principal Financial
        James O'Leary             Officer)

     /s/ ROBERT P. NOONAN       Corporate Controller
------------------------------    (Principal Accounting
       Robert P. Noonan           Officer)

                                                                     SCHEDULE II

                             U.S. INDUSTRIES, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                                 (IN MILLIONS)

                        COLUMN A                            COLUMN B               COLUMN C               COLUMN D
                                                                                  ADDITIONS
                                                                         ----------------------------

                                                                            CHARGED
                                                           BALANCE AT      TO COSTS        CHARGED
                                                            BEGINNING         AND         TO OTHER
DESCRIPTION                                                 OF PERIOD      EXPENSES       ACCOUNTS       DEDUCTIONS
--------------------------------------------------------  -------------  -------------  -------------  ---------------
Year ended September 30, 1996
Deducted from asset accounts:
  Allowance for doubtful accounts.......................    $      35      $       5      $       4(1)

Year ended September 30, 1997
Deducted from asset accounts:
  Allowance for doubtful accounts.......................    $      44      $       2                      $      (4)

Year ended September 30, 1998
Deducted from asset accounts:
  Allowance for doubtful accounts.......................    $      42      $       8                      $      (5)(2)

                        COLUMN A                            COLUMN E

                                                           BALANCE AT
                                                             END OF
DESCRIPTION                                                  PERIOD
--------------------------------------------------------  -------------
Year ended September 30, 1996
Deducted from asset accounts:
  Allowance for doubtful accounts.......................    $      44
Year ended September 30, 1997
Deducted from asset accounts:
  Allowance for doubtful accounts.......................    $      42
Year ended September 30, 1998
Deducted from asset accounts:
  Allowance for doubtful accounts.......................    $      45

------------------------

(1) Amount in connection with acquisition.

(2) Uncollectible accounts written off, net of recoveries

                                 EXHIBIT INDEX


   Exhibit No.        Description
   -----------        -----------

      3.1  --         Form of Amended and Restated Certificate of Incorporation (filed as part of the
                      Company's Registration Statement No. 333-47101 on Form S-4 (the "1998 S-4"), as
                      Appendix B-1 to the Joint Proxy Statement/Prospectus (the "Merger Proxy")
                      included therein).*
           --         Form of Certificate of Designations of Series A Junior Preferred Stock (filed as
                      Exhibit (c) within the Rights Agreement filed as Exhibit (4) to the Company's
                      Report on Form 8-K dated October 15, 1998.*
      3.2  --         Amended and Restated By-laws of the Company (filed as part of the 1998 S-4, as
                      Appendix B-2 to the Merger Proxy).*
      4.1  --         Specimen form of certificate representing shares of Common Stock of USI (filed as
                      Exhibit 4.1 to the Form 10).*
      4.2  --         Indenture, dated as of December 12, 1996, among USI American Holdings, Inc.
                      ("USIAH"), USI Atlantic (then known as U.S. Industries, Inc.) and PNC Bank
                      National Association, as Trustee ("PNC") (filed as Exhibit 4.1 to the Company's
                      Registration Statement No. 333-2083 on Form S-4 (the "1997 S-4")).*
      4.3  --         First Supplemental Indenture, dated as of June 11, 1998, among USI, USIAH, USI
                      Atlantic and PNC (filed herewith).
      4.4  --         Indenture, dated as of October 27, 1998, among USI, USIAH, USI Atlantic and the
                      First National Bank of Chicago, as Trustee (filed herewith).
     10.1  --         Subscription Agreement, dated May 31, 1995, between Hanson PLC and USI Atlantic
                      (filed as Exhibit 10.10 to the 1995 10-K).*

     10.2  --         Tax Sharing and Indemnification Agreement, dated May 30, 1995, among HM Anglo-
                      American Ltd., HM Holdings, Inc., Endicott Johnson Corporation, Kidde Industries,
                      Inc., HMB Holdings Inc., Kaiser Cement Corporation, Spartus Corporation, USI
                      Atlantic and USIAH (Filed as Exhibit 10.14 to the 1995 10-K).*
     10.3  --         Tax Sharing and Indemnification Agreement, dated May 30, 1995, among HM Anglo-
                      American Ltd., Quantum Chemical Corporation, Endicott Johnson Corporation,
                      Spartus Corporation, USI Atlantic and USIAH (Filed as Exhibit 10.15 to the 1995
                      10-K).*
     10.4(a) --       Employment Agreement, dated February 22, 1995, of David H. Clarke (filed as
                      Exhibit 10.9 to the Form 10).*+
         (b) --       First Amendment, dated June 12, 1995, to the Employment Agreement, dated February
                      22, 1995, of David H. Clarke (Filed as Exhibit 10.19(b) to the 1995 10-K).*+
     10.5(a) --       Employment Agreement, dated February 22, 1995, of John G. Raos (filed as Exhibit
                      10.10 to the Form 10).*+
         (b) --       First Amendment, dated June 12, 1995, to the Employment Agreement, dated February
                      22, 1995 of John G. Raos (filed as Exhibit 10.20(b) to the 1995 10-K).*+
     10.6  --         Employment Agreement, dated June 1, 1997, of John F. Bendik (filed herewith).+
     10.7(a) --       Employment Agreement, dated February 22, 1995, of George H. MacLean (filed as
                      Exhibit 10.8(a) to the 1997 10-K).*+
         (b) --       First Amendment, dated June 12, 1995, to the Employment Agreement, dated February
                      22, 1995, of George H. MacLean.(filed as Exhibit 10.8(b) to the 1997 10-K).*+
     10.8  --         Restated Employment Agreement, dated June 17, 1998, of Dorothy E. Sander (filed herewith).+
     10.9  --         Amended U.S. Industries, Inc. Stock Option Plan, as restated June 11, 1998 (filed herewith).+
    10.10  --         U.S. Industries, Inc. Supplemental Retirement Plan (filed as Exhibit 10.14 to the
                      Form 10).*+
    10.11  --         U. S. Industries, Inc. Restricted Stock Plan, as restated June 11, 1998 (filed herewith).+
    10.12  --         U.S. Industries, Inc. Long-Term Incentive Plan (filed as Exhibit 10.15 to the
                      Form 10).*+
    10.13  --         Credit Agreement, dated December 12, 1996, as amended through June 11, 1998 (the
                      "Credit Agreement"), among USIAH, USI Atlantic, USI and Bank of America National
                      Trust and Savings Association, as Agent, and BA Securities, Inc., as Arranger
                      (filed as Exhibit 10.2 to the Report on Form 8-K filed on June 12, 1998).*
    10.14  --         Agreement and Plan of Merger, dated February 16, 1998, among USI, USI Atlantic,
                      Zurn Industries, Inc. and certain other parties named therein (filed as Exhibit
                      A-1 to the Merger Proxy).*
    10.15  --         Rights Agreement dated as of October 15, 1998 between the Company and the Chase
                      Manhattan Bank, as Rights Agent (filed as Exhibit (4) to the Company's Report on
                      Form 8-K dated October 15, 1998).*
     21.1  --         Subsidiaries
     23.1  --         Consent of Ernst & Young LLP
     23.2  --         Consent of Price Waterhouse Coopers LLP
     27.1  --         Financial Data Schedule

    (D) Financial Statement Schedule

------------------------

*   Incorporated by reference

+ Denotes a management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14 (c) of this Report.