Form 10-K/A
period 1998-10-03
US INDUSTRIES INC /DE
filed 1999-02-03
CIK 1056874

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                                (AMENDMENT NO. 1)
(Mark One)

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended October 3, 1998
                                      or

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

                         Commission File Number 33-47101

                              U.S. INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                      22-3568449
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


101 WOOD AVENUE SOUTH, ISELIN, NEW JERSEY                08830
(Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code: (732) 767-0700

Securities registered pursuant to Section 12(b) of the Act:

         Title of each class           Name of each exchange on which registered
         -------------------           -----------------------------------------

Common Stock, par value $.01 per share          New York Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Registrant's Common Stock held by non-affiliates of the Registrant, computed by reference to the last reported sales price of the Registrant's common stock on the New York Stock Exchange as of February 2, 1998 ($19 per share), was approximately $2,002,992,122 million. On that date there were 105,420,638 shares outstanding.


DOCUMENTS INCORPORATED BY REFERENCE:

None.

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K of U.S. Industries, Inc. (the "Company"), amends and restates in their entirety Items 10, 11 and 12 of Part III.

                                   PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers

      The information included under the caption "Executive Officers" in Item 1 of this Annual Report on Form 10-K is incorporated herein by reference.


Directors

      Brian C. Beazer, 63, has served as a director of the Company since September 17, 1996. Mr. Beazer has served as Chairman of Beazer Homes USA, Inc., which designs, builds and sells single family homes, since 1993. Mr. Beazer served as Chairman of Beazer plc from 1983 until its acquisition by Hanson in 1991.

      John J. McAtee, Jr., 62, has served as a director of the Company since the spin-off of the Company's predecessor from Hanson PLC ("Hanson") in May 1995 (the "Demerger"). Mr. McAtee has served as Chairman of McAtee & Co., L.L.C., a transactional consulting firm, since July 1996. Mr. McAtee served as a Vice Chairman of Smith Barney Inc., an investment banking firm, from 1990 until July 1996 and previously was a partner in the law firm of Davis Polk & Wardwell.

      John G. Raos, 49, has served as President and Chief Operating Officer and a director of the Company since the Demerger. Mr. Raos was President and Chief Operating Officer of Hanson Industries, the U.S. arm of Hanson, from 1992 until the Demerger and a director of Hanson from 1989 until the Demerger. Prior to 1992, he was Senior Vice President-Operations of Hanson Industries. Mr. Raos is a director of TearDrop Golf Company, in which the Company has a common stock interest.

      William E. Butler, 66, has served as a director of the Company since June 1998 and was a director of Zurn from November 1992 to June 1998. Mr. Butler was formerly a director, Chairman and Chief Executive Officer of the Eaton Corporation (a manufacturer of vehicle powertrain components and controls), and is a director of Applied Industrial Technologies, Inc., Ferro Corporation, The Goodyear Tire & Rubber Company and Pitney-Bowes, Inc.

      The Hon. Charles H. Price II, 67, has served as a director of the Company since the Demerger. Mr. Price served as Chairman, President and Chief Executive Officer of Ameribanc, Inc., a bank holding company, from 1989 to 1992 and was Chairman of the Board of Mercantile Bank of Kansas City from 1992 to 1996. He served as the U.S. Ambassador to Belgium from 1981 to 1983 and the U.S. Ambassador to the Court of St. James's from 1983 to 1989. He is a director of Hanson, Texaco Inc., New York Times Co. Inc., 360 Communications Inc. and the Mercantile Bank of Kansas City and is an Advisory Director of Mercantile Bancorporation, Inc.

      Royall Victor III, 59, has served as a director of the Company since the Demerger. Mr. Victor was Managing Director of Chase Securities, Inc.'s Investment Banking Group from January 1994 until his retirement in July 1997. He was a Managing Director of Chemical Banking Corporation's Investment Banking Group during the balance of the past five years.

      David H. Clarke, 57, has served as Chairman and Chief Executive Officer of the Company since the Demerger. Mr. Clarke was Vice Chairman of Hanson from 1993 until the Demerger, Deputy Chairman and Chief Executive Officer of Hanson Industries, the U.S. arm of Hanson, from 1992 until the Demerger and a director of Hanson from 1989 until May 1996. Prior to 1992, Mr. Clarke served as President of Hanson Industries. Mr. Clarke is a director of Fiduciary Trust International, a public company engaged in investment management and administration of assets for individuals.

      Sir Harry Solomon, 61, has served as a director of the Company since June 8, 1995. Sir Harry is a founder and former Chairman of Hillsdown Holdings plc, a U.K. food manufacturing company. He also serves as a director of a number of companies including Frogmore Estates plc, Harveys Furnishing Plc and Consolidated Land Investments Limited.

      Mark Vorder Bruegge, 73, has served as a director of the Company since the Demerger. He is a Director of First Commercial Bank of Little Rock. Previously he was Vice Chairman of United American Bank of Memphis, Tennessee from February 1996 to February 1997 when it was purchased by First Commercial Bank of Little Rock. He served as Chairman of United American Bank from 1994 to February 1996 and as Vice Chairman of that company from 1985 to 1994.

      Robert R. Womack, 61, has served as a director of the Company since June 1998 and as a director, Chairman and Chief Executive Officer of Zurn since October 1994. Prior thereto, Mr. Womack was an independent consultant, and is the former Vice Chairman and Chief Executive Officer of IMO Industries, Inc. (a manufacturer of controls, pumps and engineered power products) and a former director, President and Chief Operating Officer of Ranco, Inc.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Exchange Act requires the Company's directors and executive officers to file initial reports of ownership and reports of changes in ownership of the Company's Common Stock with the SEC. Directors and executive officers are required to furnish the Company with copies of all Section 16(a) forms that they file. Based upon a review of these filings, the Company believes that its directors and executive officers were in compliance with these requirements with respect to fiscal 1998, except that one report for one transaction was filed late by James O'Leary.

ITEM 11.   EXECUTIVE COMPENSATION


SUMMARY COMPENSATION TABLE

      The following table sets forth information concerning the compensation awarded to, earned by or paid to the Chief Executive Officer and the four other most highly paid executive officers of the Company (the "named executive officers") for services rendered to the Company and its subsidiaries during fiscal 1996, 1997 and 1998.

                                                ANNUAL COMPENSATION                LONG TERM COMPENSATION
                                                -------------------                ----------------------

                                                                                          SECURITIES    ALL OTHER
NAME AND               FISCAL                         OTHER ANNUAL        RESTRICTED       UNDERLYING  COMPENSATION
PRINCIPAL POSITION      YEAR    SALARY  BONUS($)(1) COMPENSATION ($)(2) STOCK AWARDS($)(3)  OPTIONS(#)     ($)(4)
------------------     ------   ------  ----------- ------------------- ------------------  ---------- -------------
David H. Clarke         1998   750,000          0              0                 0             0        14,250
Chairman of the Board   1997   750,000    750,000        225,000           943,375             0        14,201
  and Chief Executive   1996   750,000    750,000        225,000                 0             0        13,100
  Officer

John G. Raos            1998   500,000          0              0                 0             0         8,455
President and           1997   500,000    500,000        150,000           934,375             0         8,405
  Chief Operating       1996   500,000    500,000        150,000                 0             0         8,154
  Officer

George H. MacLean       1998   282,150          0              0                 0             0        15,982
Senior Vice President   1997   260,000    189,000         56,700                 0        10,050        14,999
  and General Counsel   1996   225,000    161,000         48,300                 0             0        13,275

John F. Bendik          1998   257,500          0              0           539,266             0         6,164
Executive Vice          1997   190,000    143,000         42,900           836,719        13,125         5,101
  President             1996   133,333     90,000              0           374,983        37,500         1,279

Dorothy E. Sander       1998   228,875          0              0                 0             0         6,801
Senior Vice President-- 1997   210,875    129,000         38,700                 0        10,050         5,960
  Administration        1996   196,375    119,100         35,730                 0             0         5,699



(1) For fiscal 1996 and fiscal 1997, bonuses were awarded by the Compensation Committee under the Annual Performance Incentive Plan using a formula based on the attainment of certain levels of pretax profits from continuing operations and net long-term debt reduction. For fiscal 1998, no bonuses were awarded.

(2) Amounts represent awards under the Long Term Incentive Plan, which will be deferred in the participant's plan account. Annual distributions, constituting 15% of each participant's account, will be made commencing on December 15 of the fourth year following the initial award under the Long Term Incentive Plan or the predecessor Hanson long term incentive plan, contingent on continued employment, subject to acceleration upon a Change in Control (as defined in the plan) and certain other circumstances.

(3) In fiscal 1997, Mr. Clarke and Mr. Raos were each awarded 37,500 shares of restricted stock under the Restricted Stock Plan (the "Restricted Stock"). Mr. Bendik was awarded 16,759 incentive shares ("Incentive Shares") in fiscal 1996 and 22,500 shares and 20,741 shares of Restricted Stock in fiscal 1997 and fiscal 1998, respectively. The values of the Incentive Shares and the Restricted Stock are based upon the last reported sale price of an unrestricted share of Common Stock on the NYSE on the following dates of grants: Messrs. Clarke and Raos -- March 18, 1997 ($24.916) and Mr. Bendik -- May 14, 1997 ($28.1875), August 14, 1997 ($16.0625) and December
     2, 1997 ($26.1875). The Incentive Shares vest in three equal installments on February 22, 1998 (which shares have vested), 2000 and 2002 and shares of Restricted Stock vest seven years after grant, in each case subject to acceleration upon the occurrence of a Change in Control (as defined in each executive officer's employment agreement described under "Employment Agreements" below), or the occurrence of certain other events and, in the case of the Restricted Stock, upon achievement of certain preestablished performance goals and Compensation Committee approval. Executive officers are entitled to receive dividends on their Incentive Shares and their Restricted Stock as and when dividends on the Common Stock are declared by the Board. The aggregate number of shares of restricted stock awarded in 1995, Incentive Shares and Restricted Stock owned by the named executives and the market value of such shares, each as of October 2, 1998, are as follows: Mr. Clarke -- 546,706 shares ($8,166,420); Mr. Raos -- 376,970 shares ($5,630,989); Mr. MacLean -- 74,684 shares ($1,115,592); Mr. Bendik
     -- 54,413 shares ($812,794); and Ms. Sander -- 61,104 shares ($912,741).
     The closing price of the Common Stock ($14.9375) on October 2, 1998, the last trading day of the fiscal year, was used to determine "market value."

(4) The amounts shown in this column include the matching contributions made by the Company to the accounts of the named executive officers pursuant to the 401(k) Plan, all of which is invested in Common Stock pursuant to the terms of the plan, and the dollar value of insurance premiums paid by or on behalf of the Company with respect to term life insurance benefits.

OPTION EXERCISES AND VALUES FOR FISCAL 1998

      The following table sets forth, with respect to each of the named executive officers, the number of share options exercised and the dollar value realized from those exercises during the 1998 fiscal year and the total number and aggregate dollar value of exercisable and non-exercisable stock options held on October 3, 1998.


                                                                         NUMBER OF                    VALUE OF
                                                                   SECURITIES UNDERLYING             UNEXERCISED
                                                                    UNEXERCISED OPTIONS             IN-THE-MONEY
                                                                            (#)                      OPTIONS ($)
                                                   VALUE               EXERCISABLE/                 EXERCISABLE/
                        SHARES ACQUIRED          REALIZED              UNEXERCISABLE                UNEXERCISABLE
NAME                    ON EXERCISE (#)             ($)                 AT 10/03/98                  AT 10/03/98
----                    ---------------             ---                 -----------                  -----------
David H. Clarke..............185,000           3,808,194              531,814/238,938            2,936,039/1,319,129

John G. Raos.................110,000           2,154,317              367,876/159,292              2,030,970/879,419

George H. MacLean.............50,000           1,062,577                29,159/34,085                164,872/164,266

John F. Bendik................10,783             141,912                11,251/28,591                         98/195

Dorothy E. Sander..................0                   0                74,194/31,431                443,526/147,844


------------------

(1) In accordance with the rules of the SEC, values are calculated by subtracting the exercise price from the fair market value of the underlying Common Stock. For purposes of the last column of this table, fair market value is deemed to be $14.9375 per share, the closing price of the Common Stock reported for the NYSE Composite Transactions on October 2, 1998, the last trading day of the fiscal year.

USI Retirement Plan

      The USI Retirement Plan (the "Retirement Plan") provides pension benefits to the Company's corporate office employees, including its executive officers. Employees will become vested in their benefits under the Retirement Plan after five years of service. Normal retirement is the later of age 65 or five years of service; however, employees who work beyond their normal retirement age will continue to accrue benefits.

      Under the Retirement Plan, the annual retirement benefits of the Company's corporate office employees, including its executive officers, will equal the greater of (i) the product of (a) 2.67% of an employee's Final Average Earnings (which excludes, among other things, bonuses) minus 2% of such employee's Social Security Benefit, multiplied by the number of years of Credited Service the employee would have been credited with through his or her Normal Retirement Date (to a maximum of 25) and (b) a fraction, the numerator of which is the actual number of years of Credited Service through December 31, 1992 (the "Freeze Date"), and the denominator of which is the number of years of Credited Service the employee would have been credited with through his Normal Retirement Date (the "Offset Formula"), and (ii) the sum of (a) 1.95% of an employee's Final Average Earnings plus (b) .65% of that portion of the employee's Final Average Earnings in excess of Covered Compensation, multiplied by the employee's years of Credited Service (to a maximum of 25). Credited service for all corporate office employees, including the Company's executive officers, includes years of service under a predecessor Hanson plan. All defined terms have the same meanings as in the Retirement Plan or as stated herein.

      The following table shows the estimated annual retirement benefits that would be payable under the Retirement Plan to the Company's corporate office employees, including its executive officers, assuming retirement at age 65 on the basis of a straight-life annuity. The table also includes benefits payable under the USI Supplemental Retirement Plan (the "SRP"), an unfunded supplemental retirement plan applicable to certain executive officers of the Company, which is described below.

   FINAL
 AVERAGE
EARNINGS                                                             YEARS OF SERVICE

----------------------------------------------------------------------------------------------------------------------------
                                      10           15          20          25            30           35             40
                                  ----------   ----------- ----------- -----------   -----------  -----------     ---------
 $  100,000...................     $  23,200    $  34,800   $  46,400   $  58,000     $  58,000    $  58,000       $ 58,000
    200,000...................        49,900       74,850      99,800     124,750       124,750      124,750        124,750
    300,000...................        76,600      114,900     153,200     191,500       191,500      191,500        191,500
    400,000...................       103,300      154,950     206,600     258,250       258,250      258,250        258,250
    500,000...................       130,000      195,000     260,000     325,000       325,000      325,000        325,000
    600,000...................       156,700      235,050     313,400     391,750       391,750      391,750        391,750
    700,000...................       183,400      275,100     366,800     458,500       458,500      458,500        458,500
    800,000...................       210,100      315,150     420,200     525,250       525,250      525,250        525,250
    900,000...................       236,800      355,200     473,600     592,000       592,000      592,000        592,000
  1,000,000...................       263,500      395,250     527,000     658,750       658,750      658,750        658,750


      The named executive officers have been credited with the following years of service for purposes of benefit accrual (rounded to the nearest one-hundredth of a year): Mr. Clarke -- 25.00 years; Mr. Raos -- 22.5 years; Mr. MacLean --
19.33 years; Mr. Bendik -- 2.92 years and Ms. Sander -- 14.33 years. Since the base salaries of Messrs. Clarke and Raos were significantly reduced effective upon the Demerger, their current accrued Final Average Earnings ($897,573 and $568,827, respectively) exceed their annual compensation for fiscal 1998. Generally, unless termination of employment follows a Change in Control (as defined in the Retirement Plan), due to the restriction on benefit entitlements prior to age 60 under the SRP described below, the Final Average Earnings of each of Messrs. Clarke and Raos would be limited to $160,000, the Retirement Plan limit, if his employment terminated during the current fiscal year.

USI SUPPLEMENTAL RETIREMENT PLAN

      The SRP is a non-qualified, unfunded, deferred compensation plan administered by the Compensation Committee. In general terms, the purpose of the SRP is to restore to certain executive officers of the Company any benefits in excess of the benefits accrued under the Retirement Plan that would have accrued under the Offset Formula without regard to the Freeze Date (to a maximum of 25 years of Credited Service). In addition, the SRP provides for benefits in excess of the limitations on the amount of benefits accrued and compensation taken into account in any given year imposed by Sections 415 and 401(a)(17) of the Code, respectively, with respect to a qualified plan such as the Retirement Plan. Under the SRP, a participant's annual benefit is equal to 66 2/3% of his or her Average Final Compensation less 50% of his or her Social Security Benefit, multiplied by the number of years of Credited Service (to a maximum of 25) divided by 25, less the Pension Offset. The normal form of benefit under the SRP shall be a monthly annuity ceasing on the participant's death. The optional benefit forms are the forms of benefit provided under the Retirement Plan. Capitalized terms used in this paragraph have the meanings defined for them in the SRP or in the Retirement Plan.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                            OWNERSHIP OF COMMON STOCK

CERTAIN BENEFICIAL OWNERS

      The following table sets forth information as to the beneficial ownership of Common Stock by each person or group known by the Company, based upon filings pursuant to Section 13(d) or (g) under the Securities Exchange Act of 1934 (the "Exchange Act"), to own beneficially more than 5% of the outstanding Common Stock as of the Record Date.



NAME AND ADDRESS                                    NUMBER OF      PERCENT
OF BENEFICIAL OWNER                                  SHARES        OF CLASS
-------------------                                  ------        --------

Harris Associates L.P.(1)..........................13,364,500        13.6%
Two North LaSalle Street, Suite 500
Chicago, Illinois  60602

AXA-UAP(2)..........................................6,469,356         6.6%
23, avenue Matigon
75008 Paris France;
The Equitable Companies Incorporated
1290 Avenue of the Americas
New York, New York  10104


------------------

(1) According to a Schedule 13G/A filed on January 27, 1998 by Harris Associates L.P. and Harris Associates, Inc. (the sole general partner of Harris Associates L.P.), each of such filing persons may be deemed a beneficial owner of 13,364,500 shares by reason of advisory and other relationships with the persons who own the shares; each filing person has shared voting power with respect to all such shares, sole dispositive power with respect to 6,353,050 shares, and shared dispositive power with respect to 7,011,450 shares.

(2) According to a Schedule 13G filed on February 10, 1998 by AXA Assurances I.A.R.D. Mutuelle, AXA Assurances Vie Mutuelle, Alpha Assurances Vie Mutuelle, AXA Courtage Assurance Mutuelle, AXA-UAP and The Equitable Companies Incorporated: (a) an entity controlled by AXA-UAP, AXA Sun Life & Provincial Holdings, beneficially owns 146,548 shares, as to which such entity exercises sole voting and dispositive power and (b) the following subsidiaries of The Equitable Companies Incorporated (in which AXA-UAP beneficially owns a majority interest) beneficially own shares (i) The Equitable Life Assurance Society of the United States (48,050 shares, as to which such entity exercises sole voting and dispositive power), (ii) Alliance Capital Management L.P. (5,688,196 shares, as to which such entity exercises sole voting power over 3,761,321 shares, shared voting power over 723,300 shares, and sole dispositive power over 5,688,196 shares), (iii) Donaldson, Lufkin & Jenrette Securities Corporation (581,236 shares, as to which such entity has no voting power and shared dispositive power) and
     (iv) Wood, Struthers & Winthrop Management Corp. (5,326 shares, as to which such entity has no voting power and sole dispositive power).

DIRECTORS AND EXECUTIVE OFFICERS

      The following table sets forth the beneficial ownership of Common Stock as of the Record Date by each director of the Company, each of the executive officers named in the Summary Compensation Table included elsewhere herein and all current directors and executive officers as a group. Each director or executive officer has sole voting and investment power over the shares reported, except as noted below.

                                                  NUMBER OF        PERCENT
NAME                                           SHARES(1)(2)(3)    OF CLASS
----                                           ---------------    --------

Brian C. Beazer.....................................68,765(4)         *
John F. Bendik......................................92,046            *
Willim F. Butler....................................17,098            *
David H. Clarke..................................1,652,954(5)       1.68
George H. MacLean..................................203,957            *
John J. McAtee, Jr..................................73,970            *
The Hon. Charles H. Price II........................37,932(6)         *
John G. Raos.....................................1,161,030(7)       1.18
Dorothy E. Sander..................................221,901            *
Sir Harry Solomon...................................84,970(8)         *
Royall Victor III...................................30,470            *
Mark Vorder Bruegge.................................14,970            *
Robert R. Womack...................................454,355            *
All current directors and executive
officers as a group (17 persons,
including the foregoing).........................4,375,904          4.44


---------------
*    Less than 1%.

(1) Includes restricted stock held by the following individuals and all current directors and executive officers as a group, with respect to which such persons have voting power but no investment power: Mr. Bendik -- 70,413 shares; Mr. Clarke -- 576,706 shares; Mr. MacLean -- 96,184 shares; Mr. Raos -- 376,970 shares; Ms. Sander -- 77,104 shares; all current directors and executive officers as a group -- 1,438,116 shares.

(2) Includes shares contributed as of September 30, 1998 (the latest practicable date for such information) by the Company to match certain amounts invested by the following individuals and all current directors and executive officers as a group, in his or her 401(k) account, with respect to which such persons have voting power but no investment power: Mr. Bendik -- 407 shares; Mr. Clarke -- 6,435 shares; Mr. MacLean -- 6,099 shares; Mr. Raos -- 6,340 shares; Ms. Sander -- 5,858 shares; all current directors and executive officers as a group -- 29,666 shares.

(3) Includes shares which are subject to options exercisable within 60 days for the following individuals and all current directors and executive officers as a group: Mr. Beazer -- 15,000 shares; Mr. Bendik -- 14,063 shares; Mr. Butler -- 11,200 shares; Mr. Clarke -- 770,752 shares; Mr. MacLean -- 63,732 shares; Mr. McAtee -- 16,500 shares; Mr. Price -- 16,500 shares; Mr. Raos -- 527,168 shares; Ms. Sander -- 103,113 shares; Sir Harry -- 16,500 shares; Mr. Victor -- 16,500 shares; Mr. Vorder Bruegge -- 7,500 shares; Mr. Womack -- 329,600 shares; all current directors and executive officers as a group -- 1,973,872 shares.

(4) Includes 45,000 shares held in trust for Mr. Beazer's family, as to which he has sole voting power and investment power.

(5) Includes 1,611 shares held by one of Mr. Clarke's children, as to which he disclaims beneficial ownership.

(6) Includes 750 shares held by the Charles H. and Carol Swanson Price Foundation and 13,500 shares held in trusts for the benefit of family members, in each case as to which Mr. Price has shared voting and investment power but no pecuniary interest. Also includes 300 shares held by his wife, as to which he disclaims beneficial ownership.

(7) Includes 12,472 shares held by Mr. Raos' wife and children as to which he has no voting or investment power and disclaims beneficial ownership.

(8) Includes 25,500 shares held in trust for Sir Harry's family, as to which he disclaims beneficial ownership, 25,500 shares held in trust for Sir Harry and his wife, as to which he shares voting power and investment power, and 10,000 shares held by a holding company as to which he shares voting power and investment power.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       U.S. INDUSTRIES, INC.
                                       (Registrant)

                                       By: /s/ George H. MacLean
                                           -------------------------------------
                                           George H. MacLean
                                           Senior Vice President,
                                           General Counsel and Secretary

Date: February 3, 1998