Form 10-Q
period 1999-01-02
US INDUSTRIES INC /DE
filed 1999-02-16
CIK 1056874

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended January 2, 1999

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ______ to ______

Commission file number: 33-47101
                       ---------

                              U.S. INDUSTRIES, INC.
              (Exact name of registrant as specified in its charter)

          DELAWARE
(State or other jurisdiction of                          22-3568449
incorporation or organization)               (I.R.S.Employer Identification No.)

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

                                                    Yes /X/   No / /

As of February 1, 1999, U.S. Industries, Inc. had one class of common stock, of which 98,697,717 shares were outstanding.

                             U.S. INDUSTRIES, INC.

                                     INDEX

                                                                            Page
                                                                             No.

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements (unaudited)

                 Consolidated Statements of Operations
                 for the Three Months Ended December 31, 1998 and 1997         1

                 Consolidated Balance Sheets, December 31, 1998
                 and September 30, 1998                                        2

                 Consolidated Statements of Cash Flows
                 for the Three Months Ended December 31, 1998 and 1997         3

                 Notes to Consolidated Financial Statements                    4

         Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                    14

         Item 3. Quantitative and Qualitative Disclosures About
                 Market Risk                                                  19

PART II. OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K                             20

SIGNATURES                                                                    21

PART I. FLNANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS

                              U.S. INDUSTRIES, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                          (IN MILLIONS EXCEPT PER SHARE)
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED
                                                                        DECEMBER 31,
                                                                 --------------------------
                                                                   1998              1997
                                                                 --------          --------
Net sales                                                        $    796          $    744
Operating costs and expenses:
   Cost of products sold                                              556               511
   Selling, general and administrative expenses                       185               163
                                                                 --------          --------
Operating income                                                       55                70

Interest expense                                                       18                16
Interest income                                                        (1)               (2)
                                                                 --------          --------
Income before income taxes and discontinued operations                 38                56
Provision for income taxes                                             15                24
                                                                 --------          --------
Income from continuing operations                                      23                32

Loss from discontinued operations, net of tax                           -                (1)
                                                                 --------          --------

Net Income                                                       $     23          $     31
                                                                 ========          ========

Earnings (loss) per basic share:
   Income from continuing operations                             $   0.24          $   0.34
   Loss from discontinued operations                                    -             (0.01)
                                                                 --------          --------

   Net income                                                    $   0.24          $   0.33
                                                                 ========          ========

Earnings (loss) per diluted share:
   Income from continuing operations                             $   0.23          $   0.33
   Loss from discontinued operations                                     -            (0.01)
                                                                 --------          --------

   Net income                                                    $   0.23          $   0.32
                                                                 ========          ========

   Cash dividend declared per share                              $   0.05          $   0.05
                                                                 ========          ========

                   SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               U.S. INDUSTRIES, INC.
                            CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)

                                                                DECEMBER 31,     SEPTEMBER 30,
                                                                   1998              1998
                                                                 --------          --------
                                                                (UNAUDITED)
                               ASSETS
Current assets:
    Cash and cash equivalents                                    $     51          $     44
    Trade receivables, net                                            562               652
    Inventories                                                       606               589
    Deferred income taxes                                              81                81
    Other current assets                                               77                77
                                                                 --------          --------
         Total current assets                                       1,377             1,443

Property, plant and equipment, net                                    539               538
Deferred income taxes                                                  14                14
Other assets                                                          219               222
Goodwill, net                                                         588               595
                                                                 --------          --------
                                                                 $  2,737          $  2,812
                                                                 ========          ========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable                                                $     13          $     15
    Current maturities of long-term debt                                4                 4
    Trade accounts payable                                            204               264
    Accrued expenses and other liabilities                            274               313
    Income taxes payable                                               54                40
                                                                 --------          --------
         Total current liabilities                                    549               636

Long-term debt                                                        938               947
Other liabilities                                                     273               269
                                                                 --------          --------
         Total liabilities                                          1,760             1,852

Commitments and contingencies
Stockholders' equity                                                  977               960
                                                                 --------          --------
                                                                 $  2,737          $  2,812
                                                                 ========          ========

                  SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                U.S. INDUSTRIES, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (IN MILLIONS-UNAUDITED)

                                                                                       THREE MONTHS ENDED
                                                                                          DECEMBER 31,
                                                                                  --------------------------
                                                                                    1998              1997
                                                                                  --------          --------
OPERATING ACTIVITIES:

   Income from continuing operations                                              $     23          $     32
   Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
       Depreciation and amortization                                                    26                24
       Provision for doubtful accounts                                                   1                 1
       Gain on sale of excess real estate                                                -                (3)
  Changes in operating assets and liabilities,
         excluding the effects of acquisitions and dispositions                        (10)              (25)
                                                                                  --------          --------
  NET CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS                    40                29
                                                                                  --------          --------

Loss from discontinued operations                                                        -                (1)
Increase in net assets held for disposition                                              -               (34)
                                                                                  --------          --------
NET CASH USED IN DISCONTINUED OPERATIONS                                                 -               (35)
                                                                                  --------          --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                     40                (6)
                                                                                  --------          --------

INVESTING ACTIVITIES:
  Proceeds from sale of net assets held for disposition                                  -                10
  Acquisition of companies, net of cash acquired                                         -               (34)
  Purchases of property, plant and equipment                                           (25)              (24)
  Proceeds from sale of excess real estate                                               -                 6
  Proceeds from sales of  property, plant and equipment                                  2                10
  Other investing activities                                                             4                 4
                                                                                  --------          --------
NET CASH USED IN INVESTING ACTIVITIES                                                  (19)              (28)
                                                                                  --------          --------

FINANCING ACTIVITIES:
   Proceeds from long-term debt                                                        466               332
   Repayment of long-term debt                                                        (473)             (275)
   Repayment of notes payable, net                                                      (1)               (4)
   Payment of dividends                                                                 (5)               (5)
   Proceeds from exercise of stock options                                               -                 2
   Purchase of treasury stock                                                            -               (20)
                                                                                  --------          --------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                    (13)               30
                                                                                  --------          --------

  Effect of exchange rate changes on cash                                               (1)               (2)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         7                (6)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        44                67
                                                                                  --------          --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $     51          $     61
                                                                                  ========          ========

                       SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               U.S. INDUSTRIES, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

NOTE 1-BASIS OF PRESENTATION

         In June of 1998, U.S. Industries, Inc. ("USI") merged with Zurn Industries, Inc. ("Zurn"), hereafter collectively referred to as the Company, in a transaction accounted for as a pooling of interest. Accordingly, all periods are presented as if USI and Zurn had always been combined. The Company manufactures and distributes a broad range of consumer and industrial products. The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information,
Article 10 of Regulation S-X and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial data for the three months ended December 31, 1998 and 1997 are unaudited and, in the opinion of management, reflect all necessary adjustments for a fair presentation of the financial position and results of operations for the interim periods on a consistent basis. Such adjustments were of a normal and recurring nature. The results of operations for the three months period ended December 31, 1998 are not necessarily indicative of those for the full fiscal year ending October 2, 1999. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the USI Annual Report on Form 10-K for the year ended September 30, 1998.

         The Company's fiscal year ends on the Saturday nearest to September 30. All three month data contained herein reflect results of operations for the 13-week period and 14-week period ended on the Saturday closest to December 31, 1998 and 1997, respectively, but are presented as of such date for convenience.

NOTE 2-INVENTORIES

         Inventories consist of the following:

                                                  (IN MILLIONS)

                                            DECEMBER 31,  SEPTEMBER 30,
                                               1998           1998
                                            ----------     ----------
                                            (UNAUDITED)

         Finished products                  $      314     $      295
         Work-in process                           102            111
         Raw materials                             190            183
                                            ----------     ----------
                                            $      606     $      589
                                            ==========     ==========

                              U.S. INDUSTRIES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998

NOTE 3-LONG-TERM DEBT

         Long-term debt consists of the following:

                                                  (IN MILLIONS)

                                            DECEMBER 31,  SEPTEMBER 30,
                                               1998           1998
                                            ----------     ----------
                                            (UNAUDITED)

         7.125% Senior Notes, net           $      247     $        -
         7.25% Senior Notes, net                   123            123
         Revolving credit facility,
          US dollar                                350            300
         Revolving credit facility,
          foreign currencies                       153            156
         Short-term committed note                  17            200
         Other long-term debt                       52            172
                                            ----------     ----------
                                                   942            951
         Less current maturities                    (4)            (4)
                                            ----------     ----------
         Long-term debt                     $      938     $      947
                                            ==========     ==========

         In October 1998, USI and USI American Holdings, Inc. ("USIAH"), a wholly owned subsidiary, jointly issued $250 million aggregate principal amount of Senior Notes due October 15, 2003, which bear interest at 7.125%, payable semiannualy (the "7.125% Notes"). The net cash proceeds of $247 million, after transaction fees and discounts, were used to repay a $200 million short-term note and $47 million in borrowings under uncommitted bank credit lines. In January 1999, the Company filed a registration statement with the Securities and Exchange Commission to exchange the 7.125% Notes, which were not registered under the Securities Act of 1933, for registered notes having substantially the same terms.

         The 7.25% Notes and the 7.125% Notes (collectively, the Notes) and revolving credit facility are unsecured and guaranteed by USI Atlantic (see Note
9). The Notes are redeemable at the option of the Company.

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

         It is often difficult to estimate the future impact of environmental matters, including potential liabilities. The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. This practice is followed whether the claims are asserted or unasserted. Reserves for estimated losses from environmental remediation are, depending on the site, based primarily upon internal or third party environmental studies, and estimates as to the number, participation level and financial viability of any other PRP's, to the extent of contamination and the nature of required remedial actions. Such reserves are adjusted as further information develops or circumstances

                               U.S. INDUSTRIES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 DECEMBER 31, 1998

NOTE 4-COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

         At December 31, 1998, the Company had accrued $19 million for known environmental related matters. The Company believes that the range of liability for such matters is between $9 million and $27 million.

         In the normal course of business, financial and performance guarantees are made in connection with engineering and construction contracts and a liability is recognized when a probable loss occurs.

         Also, certain of the Company's subsidiaries are defendants or plaintiffs in lawsuits that have arisen in the normal course of business. While certain of these matters involve substantial amounts, it is management's opinion, based on the advice of counsel, that the ultimate resolution of such litigation will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

NOTE 5-COMPREHENSIVE INCOME

In the quarter ended December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS
130). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. Reclassification of financial statements for prior periods is required. Comprehensive income is net income and other items, which may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. The Company's total comprehensive income was as follows:

                                                     (IN MILLIONS - UNAUDITED)
                                                       FOR THE THREE MONTHS
                                                         ENDED DECEMBER 31,

                                                      1998             1997
                                                     ------           ------
         Net income                                  $   23           $   31
         Foreign currency translation adjustment         (2)              (3)
                                                     ------           ------
             Total comprehensive income              $   21           $   28
                                                     ======           ======

                              U.S. INDUSTRIES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998

NOTE 6-EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculation:

                               (IN MILLIONS EXCEPT PER SHARE)              (IN MILLIONS EXCEPT PER SHARE)
                                         (UNAUDITED)                                (UNAUDITED)
                              INCOME FROM                 PER            INCOME FROM                  PER
                              CONTINUING                 SHARE           CONTINUING                  SHARE
                              OPERATIONS     SHARES     AMOUNT           OPERATIONS     SHARES       AMOUNT
                              ----------     ------     ------           ----------     ------       ------
                                  (FOR THE THREE MONTHS ENDED                 (FOR THE THREE MONTHS ENDED
                                      DECEMBER 31, 1998)                            DECEMBER 31, 1997)
                                      -----------------                             -----------------
Earnings per basic share         $ 23         96.6      $ 0.24              $ 32         92.8        $ 0.34
Effect of dilutive securities
   Stock options                                .7                                        1.7
   Nonvested restricted stock                   .7                                        1.6
                                 ----         ----      ------              ----         ----        ------
Earnings per diluted share       $ 23         98.0      $ 0.23              $ 32         96.1        $ 0.33
                                 ====         ====      ======              ====         ====        ======

Diluted common shares include shares that would be outstanding assuming the fulfillment of conditions that would remove the restriction on nonvested shares and the exercise of stock options. Options to purchase 1,900,131 shares in the three months ended December 31, 1998 and options to purchase 32,100 shares in the three months ended December 31, 1997 were not included in the computation of earnings per share because the options exercise prices were greater than the average market price of the common shares.

NOTE 7-RECENT PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted beginning in fiscal 2000. The statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged items is recognized in earnings. Management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

NOTE 8-SUBSEQUENT EVENTS

In February of 1999, the Company signed a non-binding letter of intent relating to the sale of its toy business. The sale, which is subject to final due diligence, completion of a definitive purchase agreement, regulatory approval and other closing conditions, is expected to close by April of 1999.

                              U.S. INDUSTRIES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998


NOTE 8-SUBSEQUENT EVENTS (CONTINUED)

In January of 1999, the Company entered into a definitive agreement to sell the remaining interest in its Power Systems Segment. The transaction is expected to close during the second fiscal quarter of 1999.

In February of 1999, the Company reached an agreement with Huffy Corporation, Inc. to acquire the assets of True Temper Hardware Company for $100 million in cash. The transaction is subject to post-closing adjustments as well as customary regulatory review and is expected to be completed in March.

NOTE 9-SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

         The following represents the supplemental consolidating condensed financial statements of USI and USIAH which are the jointly obligated issuers of the Notes, and USI Atlantic, which is the guarantor of the Notes, and their non-guarantor subsidiaries, as of December 31, 1998 and September 30, 1998 and for three months ended December 31, 1998 and 1997. USI Atlantic was the parent company prior to the Merger in 1998 (see Note 1).

                                                                    (IN MILLIONS - UNAUDITED)
                                                           FOR THE THREE MONTHS ENDED DECEMBER 31, 1998
                                             -------------------------------------------------------------------------
                                                          USI                 NONGUARANTOR
                                                USI     ATLANTIC    USIAH     SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                             -------------------------------------------------------------------------
Net Sales                                      $   -     $   -      $   -        $ 796         $             $ 796
Operating costs and expenses:
    Cost of products sold                          -         -          -          556                         556
    Selling, general and
    administrative expenses                        5         -          -          180                         185
                                             ------------------------------------------------------------------------
        Operating income (Loss)                   (5)                   -           60                          55

Interest expense                                   6         -          9            3                          18
Interest income                                    -         -          -           (1)                         (1)
Intercompany interest, net                        (3)                 (13)          16                           -
Equity in earnings of investees, net             (28)      (20)       (17)           -            65             -
                                             ------------------------------------------------------------------------
Income before income taxes                        20        20         21           42           (65)           38

Provision for income taxes                        (3)        -          1           17                          15
                                             ------------------------------------------------------------------------

Net income                                     $  23     $  20      $  20        $  25         $ (65)        $  23
                                             ========================================================================

                              U.S. INDUSTRIES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998


NOTE 9-SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                                                                    (IN MILLIONS - UNAUDITED)
                                                           FOR THE THREE MONTHS ENDED DECEMBER 31, 1997
                                              -----------------------------------------------------------------------
                                                  USI                   NONGUARANTOR
                                                ATLANTIC     USIAH      SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                              -----------------------------------------------------------------------
  Net Sales                                    $    -       $     -        $ 744          $             $ 744
  Operating costs and expenses:
      Cost of products sold                         -             -          511                          511
      Selling, general and
       administrative expenses                      1             6          156                          163
                                              -----------------------------------------------------------------------
          Operating income (Loss)                  (1)           (6)          77                           70

  Interest expense                                  -            10            6                           16
  Interest income                                   -             -           (2)                          (2)
  Intercompany interest, net                        -           (15)          15                            -
  Equity in earnings of investees, net            (32)          (25)           -              57            -
                                              -----------------------------------------------------------------------
  Income before income taxes and

     discontinued operations                       31            24           58             (57)          56
   Provision for income taxes                       -             -           24                           24
                                              -----------------------------------------------------------------------
  Income from continuing operations                31            24           34             (57)          32
  Loss from discontinued operations,
     net of tax                                     -             -           (1)                          (1)
                                              -----------------------------------------------------------------------
  Net income                                   $   31       $    24        $  33          $  (57)       $  31
                                              =======================================================================

                              U.S. INDUSTRIES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998

NOTE 9-SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                                                                           (IN MILLIONS - UNAUDITED)
                                                                             AT DECEMBER 31, 1998
                                           -------------------------------------------------------------------------------
                                                         USI                  NONGUARANTOR
                                              USI     ATLANTIC      USIAH     SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                           -------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash and cash equivalents              $    -     $    -       $    -         $   51       $              $   51
    Trade receivables, net                      -          -            -            562                         562
    Inventories                                 -          -            -            606                         606
    Deferred income taxes                      45          -            -             36                          81
    Other current assets                        3          -            -             74                          77
                                           -------------------------------------------------------------------------------
         Total current assets                  48          -            -          1,329             -         1,377

    Property, plant and equipment, net          -          -            -            539                         539
    Deferred income taxes                       8          -            -              6                          14
    Other assets                                -          -            -            219                         219
    Goodwill, net                               -          -            -            588                         588
    Investments in subsidiaries             1,074        805        1,291              -        (3,170)            -
    Intercompany receivable (payable), net    217         32          186           (435)                          -
                                           -------------------------------------------------------------------------------
         Total assets                      $1,347     $  837       $1,477         $2,246       $(3,170)       $2,737
                                           ===============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable                          $    -     $    -       $    -         $   13       $              $   13
    Current maturities of long-term debt         -         -            -              4                           4
    Trade accounts payable                       1         -            -            203                         204
    Accrued expenses and other liabilities       8         -           26            240                         274
    Income taxes payable                        47         -                           7                          54
                                           -------------------------------------------------------------------------------
         Total current liabilities              56                     26            467                         549

    Long-term debt                             314         -          576             48                         938
    Other liabilities                            -         -           70            203                         273
                                           -------------------------------------------------------------------------------
         Total liabilities                     370                    672            718                       1,760
    Stockholders' equity                       977       837          805          1,528        (3,170)          977
                                           -------------------------------------------------------------------------------
         Total liabilities and
            stockholders' equity           $ 1,347    $  837       $1,477         $2,246       $(3,170)       $2,737
                                           ===============================================================================

                              U.S. INDUSTRIES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998

NOTE 9-SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                                                                                 (IN MILLIONS)
                                                                             AT SEPTEMBER 31, 1998
                                            ------------------------------------------------------------------------------
                                                          USI                  NONGUARANTOR
                                               USI     ATLANTIC      USIAH     SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                            ------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash and cash equivalents                $    -    $    -        $    -      $   44         $              $   44
    Trade receivables, net                        -         -             -         652                           652
    Inventories                                   -         -             -         589                           589
    Deferred income taxes                        45         -             -          36                            81
    Other current assets                          -         -            11          66                            77
                                            ------------------------------------------------------------------------------
         Total current assets                    45         -            11       1,387               -         1,443

    Property, plant and equipment, net            -         -             -         538                           538
    Deferred income taxes                         8         -             -           6                            14
    Other assets                                  -         -             7         215                           222
    Goodwill, net                                 -         -             -         595                           595
    Investments in subsidiaries                 996       745         1,221           -          (2,962)            -
    Intercompany receivable (payable), net      (51)      277           245        (471)                            -
                                            ------------------------------------------------------------------------------
         Total assets                        $  998    $1,022        $1,484      $2,270         $(2,962)       $2,812
                                            ==============================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Notes payable                            $    -    $    -        $    -      $   15         $              $   15
    Current maturities of long-term debt          -         -             -           4                             4
    Trade accounts payable                        -         2             -         262                           264
    Accrued expenses and other liabilities        5         6            43         259                           313
    Income taxes payable                         33         -             -           7                            40
                                            ------------------------------------------------------------------------------
         Total current liabilities               38         8            43         547               -           636

    Long-term debt                                -       270           629          48                           947
    Other liabilities                             -         -            67         202                           269
                                            ------------------------------------------------------------------------------
         Total liabilities                       38       278           739         797               -         1,852

    Stockholders' equity                        960       744           745       1,473          (2,962)          960
                                            ------------------------------------------------------------------------------
         Total liabilities and
            stockholders' equity             $  998    $1,022        $1,484      $2,270         $(2,962)       $2,812
                                            ==============================================================================

                              U.S. INDUSTRIES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998

NOTE 9-SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                                                                          (IN MILLIONS - UNAUDITED)
                                                                 FOR THE THREE MONTHS ENDED DECEMBER 31, 1998
                                                --------------------------------------------------------------------------
                                                           USI                 NONGUARANTOR
                                                   USI   ATLANTIC     USIAH     SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                --------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING
   ACTIVITIES                                    $   10   $   (8)    $    7       $   31          $    -        $   40

INVESTING ACTIVITIES:
Acquisition of companies, net of cash                 -        -          -            -                             -
   acquired
Purchases of property, plant and equipment            -        -          -          (25)                          (25)
Proceeds from sale of excess real estate              -        -          -            -                             -
Proceeds from sales of property, plant and            -        -          -            2                             2
   equipment
Net transfers with subsidiaries                     (49)       -          6            -              43             -
Other investing activities                            -        -          -            4                             4
                                                 --------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY INVESTING
   ACTIVITIES                                       (49)       -          6          (19)             43           (19)

FINANCING ACTIVITIES:
Proceeds from long-term debt                        430        -         36            -                           466
Repayment of long-term debt                        (386)       -        (87)           -                          (473)
Repayment of notes payable, net                       -        -          -           (1)                           (1)
Payment of dividends                                 (5)       -          -            -                            (5)
Proceeds from exercise of stock options               -        -          -            -                             -
Purchase of treasury stock                            -        -          -            -                             -
Net transfers with parent                             -        8         41           (6)            (43)            -
                                                 --------------------------------------------------------------------------
NET CASH (USED IN) PROVIDED BY FINANCING
   ACTIVITIES                                        39        8        (10)          (7)            (43)          (13)

Effect of exchange rate changes on cash               -        -         (3)           2                            (1)

INCREASE IN CASH AND CASH EQUIVALENTS                 -        -          -            7                             7

 Cash and cash equivalents at beginning of
   period                                             -        -          -           44                            44
                                                 --------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD        $   -   $    -     $    -       $   51          $    -        $   51
                                                 ==========================================================================

                              U.S. INDUSTRIES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998


NOTE 9-SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                                                                   (IN MILLIONS - UNAUDITED)
                                                          FOR THE THREE MONTHS ENDED DECEMBER 31, 1997
                                                -----------------------------------------------------------------
                                                  USI                  NONGUARANTOR
                                                ATLANTIC    USIAH      SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                -----------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING
   ACTIVITIES                                    $  (7)     $   7        $  (6)            -         $  (6)

INVESTING ACTIVITIES:
Proceeds from sale of net assets held for            -          -           10                          10
   disposition
Acquisition of companies, net of cash                -          -          (34)                        (34)
   acquired
Purchases of property, plant and equipment           -          -          (24)                        (24)
Proceeds from sale of excess real estate             -          -            6                           6
Proceeds from sales of property, plant and           -          -           10                          10
   equipment
Net transfers with subsidiaries                     30       (125)           -            95             -
Other investing activities                           -          -            4                           4
                                                 ------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN) INVESTING
   ACTIVITIES                                       30       (125)         (28)           95           (28)

FINANCING ACTIVITIES:
Proceeds from long-term debt                         -        329            3                         332
Repayment of long-term debt                          -       (210)         (65)                       (275)
Repayment of notes payable, net                      -          -           (4)                         (4)
Payment of dividends                                (5)         -            -                          (5)
Proceeds from exercise of stock options              2          -            -                           2
Purchase of treasury stock                         (20)         -            -                         (20)
Net transfers with parent                            -        (30)         125           (95)            -
                                                 ------------------------------------------------------------------

NET CASH (USED IN) PROVIDED BY FINANCING
   ACTIVITIES                                      (23)        89           59           (95)           30

Effect of exchange rate changes on cash              -         (1)          (1)                         (2)

INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                       -        (30)          24                          (6)

 Cash and cash equivalents at beginning of
   period                                            -         35           32                          67
                                                 ------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD       $   -      $   5        $  56                       $  61
                                                 ==================================================================

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

         In June of 1998, U.S. Industries, Inc. ("USI") merged with Zurn Industries, Inc. ("Zurn"), hereafter collectively referred to as the Company, in a transaction accounted for as a pooling of interest. Accordingly, all periods are presented as if USI and Zurn had always been combined. The Company's operations are grouped into four segments: USI Bath and Plumbing Products, Lighting Corporation of America, USI Hardware and Tools and USI Diversified. The results of all operations sold or classified as discontinued, are excluded from the table below for all periods presented and are discussed separately under Discontinued Operations.

RESULTS OF OPERATIONS

                                                       (IN MILLIONS)
                                                     THREE MONTHS ENDED
                                                         DECEMBER 31,
                                                      1998         1997
                                                    --------     --------

NET SALES
       Bath and Plumbing Products ...........       $    264     $    227
       Lighting Corporation of America.......            192          189
       Hardware and Tools....................            101           69
       Diversified...........................            239          259
                                                    --------     --------
          TOTAL NET SALES....................       $    796     $    744
                                                    ========     ========

OPERATING INCOME
       Bath and Plumbing Products ...........       $     24     $     24
       Lighting Corporation of America ......             11           12
       Hardware and Tools....................              4            3
       Diversified...........................             21           38
                                                    --------     --------
                                                          60           77
   Corporate expenses........................             (5)          (7)
                                                    --------     --------

          TOTAL OPERATING INCOME.............       $     55     $     70
                                                    ========     ========

DISCLOSURE CONCERNING FORWARD-LOOKING STATEMENTS

         All statements, other than statements of historical fact, included in the following Management's Discussion or elsewhere in this Quarterly Report are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include, without limitation, the statements set forth in Outlook, below. Various economic and competitive factors could cause actual results to differ materially from the expectations reflected in such forward-looking statements, including factors which are outside the control of the Company, such as interest rates, foreign currency exchange rates, instability in domestic and foreign financial markets, consumer spending patterns, availability of consumer and commercial credit, levels of residential and commercial construction, levels of automotive production, changes in raw material costs and Year 2000 issues, along with the other factors noted in this Report and in other documents filed by the Company with the Securities and Exchange Commission. In addition, the Company's future results are subject to uncertainties relating to the Company's ability to consummate its business strategy, including realizing market synergies and cost savings from the integration of its acquired businesses. All subsequent written and oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the foregoing factors.

THREE MONTHS ENDED DECEMBER 31, 1998
COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1997

INTRODUCTION

    The Company had sales of $796 million and operating income of $55 million for the quarter ended December 31, 1998. Sales increased $52 million (6.9%) and operating income decreased $15 million (21.4%) compared to the first quarter of fiscal 1998.

    The Bath and Plumbing Products Operations had sales of $264 million and operating income of $24 million for the quarter ended December 31, 1998, a sales increase of $37 million (16.2%), from the first quarter of fiscal 1998 while operating income remained flat. The increase in sales was primarily attributable to the first time inclusion of Sundance Spas, acquired in June 1998. Sundance had minimal profit contribution due to normal seasonality. Increased volume of lower margin products also contributed to the sales increase while having little impact on operating income. Continued strength in the European bath operations and improved performance by the North American HVAC business was offset by reduced contributions from Asia, cost overruns on certain construction projects, and increased costs and variances from a model change and plant reconfiguration in the china products business, competitive market conditions in the European HVAC business and shipping delays due to system conversion problems at US Brass.

    The Lighting Products Operations had sales of $192 million and operating income of $11 million for the quarter ended December 31, 1998, an increase of $3 million (1.5%) and a decrease of $1 million (8.3%), respectively. The sales increase was driven by international commercial business and continued growth of the domestic residential business. However, the profit contribution from these businesses did not offset the competitive market conditions and pricing pressure in the indoor fluorescent and recessed lighting operations as profits declined modestly from the prior year.

    The Hardware and Tools Operations had sales of $101 million and operating income of $4 million for the quarter ended December 31, 1998, increases of $32 million (46.3%), and $1 million (33.3%), respectively. The increase in sales and operating income was primarily the result of a full quarter inclusion of Spear and Jackson, which was acquired in December 1997, and the first time inclusion of the metal components business which was acquired in May 1998, and reduced operating losses at the company's restructured ladder business. These contributions were largely offset by lower sales and profits from reduced shipments of winter tools due to decreased snowfall in the Northeast and Canada in the first quarter, and the inclusion of Hardware and Tools corporate expenses.

    The Diversified Operations had sales of $239 million and operating income of $21 million for the quarter ended December 31 1998, decreases of $20 million (7.7%) and $17 million (44.7%), respectively. The vacuum cleaner business experienced lower sales in both the international and domestic markets, while the toy operations were affected by lower sales in the European market. Sales at the automotive leather business were lower due to management's decision to eliminate some low margin business. Results in the textile operations were lower due to the elimination of the lace product line in the fourth quarter of the prior fiscal year and lower tricot sales and margins due to Asian competition. Footwear sales and operating income decreased due to soft market conditions related to safety shoes and infant footwear, and the prior year favorable settlement of certain environmental litigation. The inclusion of the Diversified corporate expenses had a marginal negative impact on profits. These items were partially offset by the first time inclusion of the Philips leadframe business acquired in January 1998.

DISCONTINUED OPERATIONS

    For the quarter ended December 31, 1997, the Company recorded operational losses of $1 million from the Company's outdoor furniture operations.

    In January of 1999, the Company entered into a definitive agreement to sell the remaining interest in its Power Systems Segment. The transaction is expected to close during the second fiscal quarter of 1999.

    Management does not expect discontinued operations to have a material impact on the future operations or liquidity of the Company.

INTEREST AND TAXES

    Interest expense was $18 million for the quarter ended December 31, 1998, a $2 million (12.5%) increase from the comparable period of fiscal 1998. The increase is primarily due to higher average level of outstanding debt, partially offset by a lower average interest rate. Interest income was $1 million for the quarter ended December 31, 1998, a $1 million decrease from the comparable period of fiscal 1998.

    The provision for income taxes on continuing operations was $15 million for the quarter ended December 31, 1998, on pre-tax income of $38 million (an effective tax rate of approximately 40%) as compared to a $24 million provision on pre-tax income of $56 million (an effective tax rate of approximately 43%) in the comparable period of fiscal 1998. The decrease in the effective tax rate is attributable to continued tax planning.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary sources of liquidity and capital resources are cash and cash equivalents, cash provided from operations and available borrowings under the Company's revolving credit facility.

    Cash from operating activities of continuing operations was $40 million and $29 million for the three months ended December 31, 1998 and 1997, respectively. The increase in cash flows from continuing operations resulted from reduced tax payments in the first quarter of fiscal 1999 and the timing of accounts receivables collection, partially offset by reduced net income and increased working capital requirements in certain businesses.

    Cash used by discontinued operations in the first quarter of fiscal 1998 primarily consists of tax payments in connection with the sale of certain discontinued operations as well as the seasonal working capital requirements of the outdoor furniture operations.

    Investing activities used net cash of $19 million in the three months ended December 31, 1998, which primarily consisted of cash used for capital expenditures. In the three months ended December 31, 1997, the Company used net cash of $28 million, which included net cash used for the acquisitions of SiTeco and Spear & Jackson of $34 million and capital expenditures of $24 million, partially offset by the cash proceeds from the sale of Tommy Armour Golf of $10 million, proceeds from real estate transactions of $6 million and proceeds from sales of fixed assets of $10 million.

    Financing activities used net cash of $13 million in the three months ended December 31, 1998. This included repayments of long-term debt and notes payable in excess of proceeds of $8 million, and dividend payments of $5 million. In the corresponding period of the prior year financing activities provided net cash of $30 million which included net proceeds under long-term debt and notes payable in excess of repayments of $53 million, the purchase of $20 million of the Company's common stock for treasury and dividend payments of $5 million.

         In October 1998, USI and USI American Holdings, Inc. jointly issued $250 million aggregate principal amount of Senior Notes due October 15, 2003, which bear interest at 7.125%, payable semiannualy (the "7.125% Notes"). The net cash proceeds of $247 million, after transaction fees and discounts, were used to repay a $200 million short-term note and $47 million in borrowings under uncommitted bank credit lines. In January 1999, the Company filed a registration statement with the Securities and Exchange Commission to exchange the 7.125% Notes, which were not registered under the Securities Act of 1933, for registered notes having substantially the same terms.

During the three months ended December 31, 1998, the Company paid approximately $6 million, principally severance, related to its restructuring plan announced in fiscal 1998. There have been no material changes in the nature or costs of the restructing.

In February 1999, the Board of Directors authorized a share repurchase program to permit the purchase of up to $100 million of the outstanding stock of the Company. These purchases may be made at prices deemed acceptable to management.

MARKET RISK EXPOSURES

         The Company, in the normal course of doing business, is exposed to the risks associated with changes in interest rates and currency exchange rates. To limit the risks from such fluctuations, the Company enters into various hedging transactions that have been authorized pursuant to the Company's policies and procedures and does not engage in such transactions for trading purposes.

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

         The Company utilized foreign currency-denominated borrowings to selectively hedge its net investments in subsidiaries in foreign countries. Such borrowings at December 31, 1998 are denominated in German marks, British pounds, Dutch guilders and Hong Kong dollars. A 10% change in the relevant currency exchange rates is estimated to have an impact of $17 million on the fair value of such borrowings. This quantification of the Company's exposure to the market risk of foreign exchange sensitive financial instruments is necessarily limited, as it does not take into account the offsetting impact of the company's underlying investment exposures.

         The Company is also exposed to foreign currency exchange risk related to its international operations as well as its U.S. businesses which import or export goods. The Company has made limited use of financial instruments to manage this risk.

YEAR 2000 READINESS DISCLOSURE

         Many computer systems and other equipment with embedded technology use only two digits to define the applicable year and may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in failures or miscalculations causing disruptions of normal business activities and operations (the "Year 2000 issue").

         The Company is actively addressing the Year 2000 issue. The compliance program is led by information technology staff at each operating company, with assistance from the finance and manufacturing staffs and outside technology consultants where necessary. Progress is being monitored by each operating company president and reported to USI management. The Company uses outside technology consultants to provide independent reviews of Year 2000 readiness. The independent reviews of Year 2000 readiness by these consultants is expected to be completed by March 1999.

         The Company's Year 2000 efforts focus on three areas: information technology ("IT") related systems and processes, such as operating systems, applications and programs; embedded logic ("non-IT") systems and processes, such as manufacturing machinery, telecommunications equipment and security devices; and compliance efforts of third parties (such as customers, suppliers and service providers). Within each of the IT and non-IT areas, the project spans four phases: assessment of programs and devices to identify those that are affected by the Year 2000 issue; development of remediation strategies; testing such strategies; and implementing the solutions. The third party aspect of the project includes, among other things, obtaining Year 2000 readiness certifications, obtaining Year 2000 disclosures contained in SEC filings, and where applicable, testing interfaced systems as well as having discussions with critical vendors in order to determine and mitigate the risk to the Company from third parties' failures to satisfactorily address their Year 2000 issues.

         The Company has completed an assessment of its critical IT systems and, as a result, the operating companies have decided to modify, upgrade or replace portions of their systems. The remediation efforts achieved significant progress to date, and remain underway. The Company expects that the remediation, testing and implementation of all critical IT systems will be completed by October 1999. The Company is continuing the process of assessing and remediating critical non-IT systems, as well, and expects that the assessment, remediation, testing and implementation phases with respect to such systems will be completed by the fourth quarter of calendar year 1999.

         Year 2000 costs for computer equipment, software and outside consultants incurred through December 31, 1998 are approximately $25 million, of which $4 million was expensed and $21 million was capitalized. Estimated future costs to complete the Year 2000 program are $16 million, of which $7 million are expected to be expensed as incurred and the remaining $9 million are expected to be capitalized. These costs have been, and will continue to be, funded from operating cash flow and available credit facilities. Most of the costs are for new systems and improved functionality. These costs include approximately $5 million of internal payroll costs for employees who are involved in the Year 2000 program.

         The Company is developing contingency plans to address the possibility of failure by the Company or third parties to complete their Year 2000 initiatives on a timely basis. The Company expects that preliminary plans will be in place by March 1999, with further refinements anticipated through the end of calendar year 1999 based on the Company's ongoing evaluation of its readiness as well as the status of compliance by third parties. Such contingency plans may include using alternative processes, such as manual procedures to substitute for non-compliant systems; arranging for alternate suppliers and service providers; increasing inventory levels; and developing procedures internally and in conjunction with significant third parties to address compliance issues as they arise.

         No amount of preparation and testing can guarantee Year 2000 compliance. However, the Company believes it is taking appropriate preventive measures and will be successful in avoiding any material adverse effect on the Company's operations or financial condition. Nevertheless, the Company recognizes that failing to resolve its Year 2000 issues on a timely basis would, in a worst case scenario, significantly limit its ability to manufacture and distribute its products and process its daily business transactions for a period of time, especially if such failure is coupled with third party or infrastructure failures. Similarly, the ability to conduct operations without interruption after calendar 1999 may be significantly affected by the failure of one or more significant suppliers, customers or components of the infrastructure to conduct their respective operations without interruption after 1999. Because of the difficulty of assessing the Year 2000 compliance of such third parties, the Company considers the potential disruptions caused by such parties to present the most reasonably likely worst-case scenarios. Adverse effects on the Company could include business disruption, increased costs, loss of sales and other similar ramifications.

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

OUTLOOK

Assuming the completion of the sale of the Company's toy business and the continued softness in the Asian and Latin American economies, management believes that earnings per share from continuing operations for the full year will be in the range of $1.55 to $1.65.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II.      OTHER INFORMATION.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         3 (ii) Amended and restated By-Laws of the Company, dated
                February 9, 1999.

         27     Financial Data Schedule.

(b)      Reports on Form 8-K

         The company filed a current report on Form 8-K on October 16, 1998, responsive to item 5 of such form, relating to the distribution of Preferred Stock Purchase Rights. No financial statements were filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     U.S. INDUSTRIES, INC.

Date: February 16, 1999

                                     /s/ James O'Leary
                                     --------------------------------
                                     James O'Leary
                                     Senior Vice President and
                                     Chief Financial Officer
                                     (Principal Financial Officer)

                                     /s/ Robert P. Noonan
                                     --------------------------------
                                     Robert P. Noonan
                                     Corporate Controller
                                     (Principal Accounting Officer)