Form 10-K/A
period 1998-10-03
US INDUSTRIES INC /DE
filed 1999-05-17
CIK 1056874

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K/A

                               (AMENDMENT NO. 2)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 3, 1998

                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________

                        Commission File Number 1-14557

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days: Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at February 2, 1999 (based on the last reported sale price of such stock on the New York Stock Exchange on such date):
$2,002,992,122

    On February 2, 1999, the registrant had outstanding 105,420,638 shares of Common Stock.
                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

EXPLANATORY NOTE

    This Amendment No. 2 on Form 10-K/A to the Annual Report on Form 10-K of U.S. Industries, Inc. (the "Company") amends and restates in their entirety Items 1, 6, 7 and 8.


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

BACKLOG ORDERS

         The Company's backlogs believed to be firm as of September 30, 1998 and 1997 were as follows:

                                                           As of September 30
                                                              (in millions)

                                                              1998     1997
                                                              ----     ----

                  Bath and Plumbing Products                  $155     $164
                  Lighting Corporation of America               75       41
                  Hardware and Tools                            13       11
                           Diversified                          96      100
                                                              ----     ----
                  Total Backlogs                              $339     $316
                                                              ====     ====

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

PATENTS AND TRADEMARKS

    The Company's subsidiaries have numerous United States and foreign patents, patent applications, registered trademarks and trade names, and licenses, that relate to various businesses. The Company believes that certain of the trademarks and trade names are of material importance to the businesses to which they relate and may be of material importance to the Company as a whole. None of the material trademarks or trade names are of limited duration. Although protection of the Company's patents and related technologies are important components of its business strategy, none of the individual patents is material to the Company.

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

    John F. Bendik, 47, has served as an Executive Vice President of the Company since January 1998. Prior to that, Mr. Bendik was a Group Vice President from June 1997. Mr. Bendik served as Director of Strategic Planning of the Company since August 1995. For the balance of the previous five years, Mr. Bendik was President and CEO of Histacount Corporation, a direct marketer of stationary and related products.

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

    Diana E. Burton, 53, has served as Vice President--Investor Relations of the Company since the Demerger. From January 1995 through the Demerger, Ms. Burton served as an investor relations consultant to Hanson Industries. For the balance of the past five years, she was a Vice President of Marine Harvest International, Inc. ("Marine Harvest"), a company engaged in the farming and distribution of seafood products, with principal responsibility for administration and investor relations.

    Robert P. Noonan, 36, has served as Corporate Controller of the Company since June 1998. Mr. Noonan served as Assistant Corporate Controller of the Company from February 1998 to June 1998 and was a Group Controller of the Company from the Demerger to January 1998. For the balance of the past five years, he was Corporate Controller of Marine Harvest.

    Peter F. Reilly, 34, has served as Treasurer since December 1997. Mr. Reilly served as Assistant Treasurer from the Demerger until June 1997 and, subsequently, as a Group Controller. Mr. Reilly was a financial advisor to Hanson Industries from January 1995 through the Demerger. He was Assistant Treasurer of Marine Harvest from April 1994 through November 1994. For the balance of the past five years, he was Corporate Controller for Lynton Group, Inc., a company engaged in aviation support services.

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

------------------------------

(1) The fiscal year ended September 30, 1998 included non-recurring and unusual after-tax charges of $136 million of merger, restructuring and other costs, $7 million to write-off interest rate protection agreements, $34 million to discontinue a business, and $5 million associated with the refinancing of Zurn's outstanding indebtedness, totaling $182 million.

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

------------------------------

(1) Operating income (loss) for the year ended September 30, 1998 includes merger, restructuring and other related costs of $150 million and product change costs in connection with the restructuring of approximately $11 million. (See Note 5 to the Consolidated Financial Statements.) Operating income (loss) for the USI Bath and Plumbing Products, Lighting Corporation of America, USI Hardware and Tools, USI Diversified Operations and Corporate expenses include merger, restructuring and other charges of $40, $3, $37, $74 and $7 million, respectively.

(2) Fiscal 1998 and 1997 operating income for the USI Diversified Operations includes $(3) and $2 million, respectively of equity (loss) earnings from the Company's investment in UPI. Fiscal 1998 equity (loss) includes a charge associated with an impairment of a UPI subsidiary of $4 million.

FISCAL 1998 COMPARED TO FISCAL 1997

    The Company had sales of $3,310 million in fiscal 1998, an increase of $594 million (21.9%). The operating income for the year was $149 million compared to $287 million in the prior year. The current year's operating income includes merger, restructuring and other charges of $161 million which are discussed below. Excluding these non-recurring and unusual charges, operating income would have been $310 million, an increase of $23 million (8.0%).

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

    USI Diversified Operations had sales of $1,009 million and operating income of $38 million, an increase of $18 million and a decrease of $99 million, respectively, from the prior year. Operating income in the current year includes total charges of $74 million consisting of (i) impairments of goodwill at the automotive leather tanning business, (ii) obsolescence, severance and impairment charges at the vacuum cleaner operations incurred in connection with management changes and the changeover to a new model, (iii) severance, impairment and lease obligation charges in the toy operations as a result of outsourcing certain manufacturing processes, (iv) severance and impairment charges in the footwear operations incurred in connection with the closure of a manufacturing facility,
(v) severance and other charges in the Company's plastic automotive business incurred in connection with the discontinuance of a business line and (vi) severance, impairment and obsolescence charges incurred in connection with the elimination of a product line in the Company's textile operations. Excluding these charges operating income in the current year would have been $112 million, a decrease of $25 million from the prior year. The decrease in sales and operating profit, excluding these charges, is primarily due to lower sales of vacuum cleaners and toys. Operating income in the vacuum cleaner business declined due to lower sales, particularly in certain foreign markets, which were affected by the strength of the dollar. Domestic vacuum cleaner sales were adversely affected by dealers' difficulties in recruiting sales representatives due to low unemployment rates. The toy business was affected by lower sales and unfavorable manufacturing variances. Operating profits were also negatively impacted by lower sales of western footwear and plastic automotive components and increased price concessions and reduced scrap prices in the automotive leather division and the Company's equity share of an impairment charge recorded by UPI. These unfavorable factors were partially offset by increased sales and operating income in the refurbished aircraft bearing business, the January 1998 acquisition of the Philips leadframe business, a favorable settlement of certain environmental obligations in the footwear operations, and a gain of $6 million on the sale of an investment in a toy supplier.

    Corporate expenses include $7 million of charges for severance of certain executive staff and employment costs in connection with the Company's realignment of its business units.

MERGER, RESTRUCTURING AND OTHER RELATED COSTS

    During the third quarter, the Company reorganized into four operating divisions:

o        Bath and Plumbing Products
o        Lighting
o        Hardware and Tools
o        Diversified Operations

    Each division has full operational and financial responsibility and, with the exception of Lighting Corporation of America, is headed by new executives. In conjunction with the reorganization and the closing of the merger , the Company reviewed its long-term strategy for the newly combined entity and reviewed each operating company's performance and future prospects. As a result, the Company adopted a plan to improve efficiency and enhance competitiveness.

    In addition, due to indications of impairment, the Company evaluated the recoverability of certain long-lived assets, primarily goodwill at Garden State Tanning and Keller Ladders. In arriving at the fair value of Garden State Tanning the Company considered a number of factors including: (i) annual price concessions in the automotive industry and Garden State Tanning's inability to reduce costs due to antiquated facilities and equipment, (ii) a dramatic decline in scrap leather prices attributable to the Asian economic crisis, (iii) capital investment that would be required to make Garden State Tanning a lower cost manufacturer, (iv) Garden State Tanning's long-term financial plan and (v) analysis of values for similar companies. In arriving at the fair value of Keller Ladders the Company considered (i) the impact from the loss of a major customer, (ii) the inability to replace this business due to aggressive competition, (iii) continued pressure for price concessions from mass merchants,
(iv) Keller Ladder's long term financial plan and (iv) analysis of values for similar companies. In determining the amount of the impairment, the Company compared the net book values to the estimated fair values of Garden State Tanning and Keller Ladders. Based on the above, the Company determined that impairments to goodwill of $55 million and $28 million were necessary at Garden State Tanning and Keller, respectively. The reduced goodwill amortization at Garden State Tanning and Keller will be $3 million per annum.

    The restructuring plan includes the closing of certain manufacturing and warehouse facilities in the bath and plumbing products, toy, shoe and lighting operations. The closure of the remainder of these facilities will occur at various dates through December 1999. The production and distribution activities of these facilities will be either outsourced, relocated off-shore, or consolidated into existing facilities. The restructuring plan included a reduction in the work force by approximately 1,200 employees. which included salaried and administrative employees at the restructured facilities as well as administrative and executive employees. As of September 30, 1998 approximately 670 employees had been terminated. In certain cases severance and related benefits will be paid subsequent to the termination date.

    The restructuring is not anticipated to have a significant impact on the ongoing operations during the periods that manufacturing is transitioned from the facilities to be closed. The expected benefits from the restructuring are primarily reduced depreciation; reduced fixed costs associated with leased facilities and reduced compensation costs. The final anticipated benefit will be approximately $10 million per annum and realized subsequent to the completion of all plans. The Company expects that approximately 60% of the annual benefit will be realized in fiscal 1999 and substantially all of the benefit will be realized in fiscal 2000 and thereafter.

    The merger, integration and other costs also includes investment banking, legal and accounting fees and other miscellaneous costs, as well as costs related to change-in-control payments to certain Zurn employees.

    The principal components of the merger, restructuring and other related costs are:

                                                                                   (IN MILLIONS)
                                                                                   -------------
Impairment of goodwill...........................................................    $      83
Lease obligations and impairment of equipment....................................           15
Merger, integration and other costs..............................................           26
Severance and related costs......................................................           26
                                                                                         -----
  Total..........................................................................    $     150
                                                                                         -----
                                                                                         -----

Cash charges.....................................................................    $      57
Non-cash charges.................................................................           93
                                                                                         -----
  Total..........................................................................    $     150
                                                                                         -----
                                                                                         -----

    $31 million of the cash charges were paid ($24 million for merger, integration and other costs and $7 million for severance and related costs.) prior to September 30, 1998 and the remaining cash charges will be paid by December 31, 1999, or through the respective lease termination date.

    In addition to the $150 million of merger, restructuring and other related costs, the Company has incurred $11 million of product change costs related to the elimination of product lines and the reduction of manufacturing and warehouse facilities at its operations which have been restructured.

    After an income tax benefit of $25 million, the charges detailed above impact the results from continuing operations for the period ended September 30, 1998 by $136 million.

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

    DISCONTINUED OPERATIONS AND EXTRAORDINARY LOSS

    For fiscal 1998, the Company recorded a loss from discontinued operations of $46 million, net of tax, which primarily consisted of the loss for the Company's outdoor furniture operations, which was sold in September 1998. When the Company acquired Sunlite, the Company's outdoor casual furniture business, in March 1997 for $60 million, it anticipated it would have to reorganize Sunlite's manufacturing operation and improve customer relations. Sunlite was a seasonal business with a selling season primarily in the second and third fiscal quarters. As the business entered the 1998 selling season, the operations were negatively impacted by manufacturing problems arising from plant consolidations and customer reluctance to place orders. The Company conducted an assessment of the business to determine the future viability of Sunlite during the third fiscal quarter. As a result of its assessment, the Company adopted a plan to dispose of Sunlite. The Company sold Sunlite for a nominal amount and recorded a pre-tax loss in conjunction with impairments and the sale of $41 million.


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

    On October 30, 1998, the Company entered into an unsecured revolving line of credit maturing on October 29, 1999, providing for borrowings of up to an aggregate amount of $300 million with a group of lenders, principally including certain of the lenders under the Credit Agreement. A facility fee of 12.5 basis points per annum is payable on the full amount of the facility. Borrowings under the agreement bear interest at either the agent bank's base rate or the London Interbank Offer Rate ("LIBOR"), plus a margin of 42.5 basis points per annum. An additional fee of 5 basis points per annum will accrue on the outstanding amount during any period in which the outstanding amount exceeds $150 million. The facility contains restrictive covenants consistent with the Credit Agreement.

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

    The Company is presently evaluating each of its critical and principal customers, supplier, service providers and other business associates to determine each of such party's Year 2000 readiness status. The evaluation of each third party includes a request for a Year 2000 readiness certification. Then, depending upon each party's response, evaluation procedures may be expanded to include obtaining Year 2000 disclosures contained in SEC filings of those third parties, where available; testing interfaced systems; holding face-to-face discussions with third parties; and developing and refining contingency plans to address the possibility of a third party failure to complete their year 2000 initiatives on a timely basis. The Company anticipates that this evaluation will be ongoing through the remainder of 1999.

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

                                          /s/ Ernst & Young LLP

New York, New York
November 12, 1998,
except for Note 16
as to which the date
is April 26, 1999

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

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
November 14, 1997

                             U.S. INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                         (IN MILLIONS EXCEPT PER SHARE)

                                                                                         FOR THE FISCAL YEARS ENDED
                                                                                                SEPTEMBER 30,
                                                                                       -------------------------------
                                                                                         1998       1997       1996
                                                                                       ---------  ---------  ---------
Net sales............................................................................  $   3,310  $   2,716  $   2,364
Operating costs and expenses:
  Cost of products sold..............................................................      2,311      1,857      1,613
  Selling, general and administrative expenses.......................................        700        572        512
  Goodwill impairment and non-recurring and unusual charges..........................        150     --         --
                                                                                       ---------  ---------  ---------
      Operating income...............................................................        149        287        239
Interest expense.....................................................................         69         59         64
Interest income......................................................................         (8)        (7)       (11)
Gain on sale of subsidiary shares....................................................     --             (1)    --
Other (income) expense, net..........................................................          3         (2)    --
                                                                                       ---------  ---------  ---------
Income before income taxes, discontinued operations and extraordinary loss...........         85        238        186
Provision for income taxes...........................................................         78        102         82
                                                                                       ---------  ---------  ---------
      Income from continuing operations..............................................          7        136        104
                                                                                       ---------  ---------  ---------
Discontinued operations:
  Income (loss) from operations (net of income taxes of ($12), $3 and $3)............        (39)         5          1
  Gain (loss) on disposals (net of income taxes of ($4), $68 and $8).................         (7)       113         58
                                                                                       ---------  ---------  ---------
  Income (loss) from discontinued operations.........................................        (46)       118         59
                                                                                       ---------  ---------  ---------
Income (loss) before extraordinary loss..............................................        (39)       254        163
Extraordinary loss from early extinguishment of debt (net of income tax benefits of
  $3, $1 and $16)....................................................................         (5)        (2)       (25)
                                                                                       ---------  ---------  ---------
Net income (loss)....................................................................  $     (44) $     252  $     138
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
Earnings per basic share:
  Income from continuing operations..................................................  $     .07  $    1.48  $    1.09
  Income (loss) from discontinued operations.........................................       (.48)      1.27       0.62
  Extraordinary loss.................................................................       (.05)     (0.02)     (0.26)
                                                                                       ---------  ---------  ---------
  Net income (loss)..................................................................  $    (.46) $    2.73  $    1.45
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
Earnings per diluted share:
  Income from continuing operations..................................................  $     .07  $    1.43  $    1.07
  Income (loss) from discontinued operations.........................................       (.47)      1.23       0.61
  Extraordinary loss.................................................................       (.05)     (0.02)     (0.26)
                                                                                       ---------  ---------  ---------
  Net income (loss)..................................................................  $    (.45) $    2.64  $    1.42
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

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

                             U.S. INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN MILLIONS)

                                                                                               FOR THE FISCAL YEARS ENDED
                                                                                                      SEPTEMBER 30,
                                                                                             -------------------------------
                                                                                               1998       1997       1996
                                                                                             ---------  ---------  ---------
OPERATING ACTIVITIES:
  Income from continuing operations........................................................  $       7  $     136  $     104
  Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
    Depreciation and amortization..........................................................         97         75         64
    Provision for deferred income taxes....................................................         17         24         14
    Provision for doubtful accounts........................................................          8          2          5
    Gain on sale of excess real estate.....................................................         (4)        (3)        (5)
    Gain on sale of marketable securities..................................................         (6)    --         --
    Gain on sale of subsidiary stock.......................................................     --             (1)    --
    Gain on sale of property, plant and equipment..........................................         (5)    --         --
    Goodwill impairment & non-recurring charges............................................         93     --         --
  Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
    Increase in trade receivables..........................................................        (84)       (22)       (15)
    Increase in inventories................................................................        (17)       (12)       (18)
    Decrease in other current assets.......................................................          3          8         30
    Increase in other non-current assets...................................................        (12)       (53)       (11)
    Increase (Decrease) in trade accounts payable..........................................         35        (14)        15
    Increase (Decrease) in income taxes payable............................................         11        (21)         1
    (Decrease) Increase in accrued expenses and other liabilities..........................        (13)        15        (15)
    (Decrease) Increase in other non-current liabilities...................................         (5)         3         (7)
    Other, net.............................................................................     --             (2)         1
                                                                                             ---------  ---------  ---------
    NET CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS.....................        125        135        163
                                                                                             ---------  ---------  ---------
  Income (loss) from discontinued operations...............................................        (46)       118         59
  Adjustments to reconcile income (loss) from discontinued operations to net cash used in discontinued operations:
    Loss (Gain) on disposal of discontinued operations.....................................          7       (113)       (58)
    Increase in net assets held for disposition............................................         (8)       (83)       (21)
                                                                                             ---------  ---------  ---------
    NET CASH USED IN DISCONTINUED OPERATIONS...............................................        (47)       (78)       (20)
                                                                                             ---------  ---------  ---------
    NET CASH PROVIDED BY OPERATING ACTIVITIES..............................................         78         57        143
                                                                                             ---------  ---------  ---------
INVESTING ACTIVITIES:
  Proceeds from sale of net assets held for disposition....................................         11        390        314
  Proceeds from sale of excess real estate.................................................         14         28         31
  Proceeds from sale of subsidiary stock...................................................     --              4     --
  Proceeds from collection of notes receivable.............................................          5     --              7
  Acquisition of companies, net of cash acquired...........................................       (173)      (269)      (239)
  Purchase of investment...................................................................         (7)        (1)       (12)
  Proceeds from sale of marketable securities..............................................          6         24          6
  Purchases of property, plant and equipment...............................................       (108)       (76)       (51)
  Proceeds from sale of property, plant and equipment......................................         35          2          4
  Other net................................................................................        (13)        (5)         2
                                                                                             ---------  ---------  ---------
    NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES....................................       (230)        97         62
FINANCING ACTIVITIES:
  Proceeds from long-term debt.............................................................      1,406      1,626      1,135
  Repayment of long-term debt..............................................................     (1,245)    (1,705)    (1,296)
  Proceeds from (repayment of) notes payable...............................................          5          4         (3)
  Payment of dividends.....................................................................        (21)        (4)        (5)
  Purchase of treasury stock...............................................................        (35)       (67)       (46)
  Proceeds from exercise of stock options..................................................         20          7     --
                                                                                             ---------  ---------  ---------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES....................................        130       (139)      (215)
Effect of exchange rate changes on cash....................................................         (1)        (5)    --
                                                                                             ---------  ---------  ---------
    NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS...................................        (23)        10        (10)
Cash and cash equivalents at beginning of year.............................................         67         57         67
                                                                                             ---------  ---------  ---------
    CASH AND CASH EQUIVALENTS AT END OF YEAR...............................................  $      44  $      67  $      57
                                                                                             ---------  ---------  ---------
                                                                                             ---------  ---------  ---------

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

    The fair value methodology is applied to determine the recoverable value for each business on a stand alone basis using ranges of fair values obtained from independent appraisers. In developing these ranges, the independent appraisers consider (a) publicly available information, (b) financial projections of each business based on management's best estimates, (c) the future prospects of each business as discussed with senior operating and financial management, (d) publicly available information regarding comparable publicly traded companies in each industry, (e) market prices, capitalizations and trading multiples of comparable public companies and (f) other information deemed relevant. In reviewing these valuations and considering the need to record a charge for impairment of enterprise value and goodwill to the extent it is part of the enterprise value, the Company also evaluates solicited and unsolicited bids for the businesses of the Company.

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

NOTE 4--DISPOSITIONS AND DISCONTINUED OPERATIONS

    In fiscal 1998, the Company sold the assets of Tommy Armour Golf for $10 million cash, certain convertible preferred stock of the purchaser, and one million shares of common stock of the purchaser. During the third quarter of fiscal 1998, the Company adopted a plan to dispose of Sunlite, its outdoor furniture operations, and has reflected this business as a discontinued operation. In connection with this plan, the Company recorded an impairment charge of $38 million for the difference between the estimated net realizable value and the carrying value of long lived assets and an estimated loss of $3 million, for the disposal of other assets of this business.

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
                                                                              ---
                                                                              ---

    The following summarizes the operating results of the businesses classified as discontinued operations:

                                                                           FOR THE FISCAL YEARS ENDED
                                                                                  SEPTEMBER 30,
                                                                         -------------------------------
                                                                           1998       1997       1996
                                                                         ---------  ---------  ---------
                                                                                  (IN MILLIONS)
Net sales..............................................................  $      52  $     197  $     544
Pre-tax income.........................................................        (51)         8          4

NOTE 5--MERGER, RESTRUCTURING AND OTHER RELATED COSTS

    During the third quarter, the Company reorganized into four operating divisions:

o        Bath and Plumbing Products
o        Lighting
o        Hardware and Tools
o        Diversified Operations

    Each division has full operational and financial responsibility and, with the exception of Lighting Corporation of America, is headed by new executives. In conjunction with the reorganization and the closing of the merger, the Company reviewed its long-term strategy for the newly combined entity and reviewed each operating Company's performance and future prospects. As a result, the Company adopted a plan to improve efficiency and enhance competitiveness.

    In addition, due to indications of impairment, the Company evaluated the recoverability of certain long-lived assets, primarily goodwill at Garden State Tanning and Keller Ladders. In arriving at the fair value of Garden State Tanning the Company considered a number of factors including: (i) annual price concessions in the automotive industry and Garden State Tanning's inability to reduce costs due to antiquated facilities and equipment, (ii) a dramatic decline in scrap leather prices attributable to the Asian economic crisis, (iii) capital investment that would be required to make Garden State Tanning a lower cost manufacturer, (iv) Garden State Tanning's long-term financial plan and (v) analysis of values for similar companies. In arriving at the fair value of Keller Ladders the Company considered (i) the impact from the loss of a major customer, (ii) the inability to replace this business due to aggressive competition, (iii) continued pressure for price concessions from mass merchants,
(iv) Keller Ladder's long term financial plan and (iv) analysis of values for similar companies. In determining the amount of the impairment, the Company compared the net book values to the estimated fair values of Garden State Tanning and Keller Ladders. Based on the above, the Company determined that impairments to goodwill of $55 million and $28 million were necessary at Garden State Tanning and Keller, respectively. The reduced goodwill amortization at Garden State Tanning and Keller will be $3 million per annum.

    The restructuring plan includes the closing of certain manufacturing and warehouse facilities in the bath and plumbing products, toy, shoe and lighting operations. The closure of the remainder of these facilities will occur at various dates through December 1999. The production and distribution activities of these facilities will be either outsourced, relocated off-shore, or consolidated into existing facilities. The restructuring plan included a reduction in the work force by approximately 1,200 employees which included salaried and administrative employees at the restructured facilities as well as administrative and executive employees. As of September 30, 1998 approximately 670 employees had been terminated. In certain cases severance and related benefits will be paid subsequent to the termination date.

    The restructuring is not anticipated to have a significant impact on the ongoing operations during the periods that manufacturing is transitioned from the facilities to be closed. The expected benefits from the restructuring are primarily reduced depreciation; reduced fixed costs associated with leased facilities and reduced compensation costs. The final anticipated benefit will be approximately $10 million per annum and realized subsequent to the completion of all plans. The Company expects that approximately 60% of the annual benefit will be realized in fiscal 1999 and substantially all of the benefit will be realized in fiscal 2000 and thereafter.

    The merger, integration and other costs also includes investment banking, legal and accounting fees and other miscellaneous costs, as well as costs related to change-in-control payments to certain Zurn employees.

                             U.S. INDUSTRIES, INC.

NOTE 5--MERGER, RESTRUCTURING AND OTHER RELATED COSTS (CONTINUED)

    The principal components of the merger, restructuring and other related costs are:

                                                                                   (IN MILLIONS)
                                                                                   -------------
Impairment of goodwill...........................................................    $      83
Lease obligations and impairment of equipment....................................           15
Merger, integration and other costs..............................................           26
Severance and related costs......................................................           26
                                                                                         -----
  Total..........................................................................    $     150
                                                                                         -----
                                                                                         -----
Cash charges.....................................................................    $      57
Non-cash charges.................................................................           93
                                                                                         -----
  Total..........................................................................    $     150
                                                                                         -----
                                                                                         -----

    $31 million of the cash charges were paid ($24 million for merger, integration and other costs and $7 million for severance and related costs.) prior to September 30, 1998 and the remaining cash charges will be paid by December 31, 1999, or through the respective lease termination date.

    In addition to the $150 million of merger, restructuring and other related costs, the Company has incurred $11 million of product change costs related to the elimination of product lines and the reduction of manufacturing and warehouse facilities at its operations which have been restructured.

    After an income tax benefit of $25 million, the charges detailed above impact income from continuing operations for the period ended September 30, 1998 by $136 million.

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

    In October 1998, USI and USIAH jointly issued $250 million of Senior Notes due October 15, 2003, which bear interest at 7.125%, payable semiannually (the "7.125% Notes"). The net proceeds were $247 million after transaction fees and discounts. $200 million of the proceeds were used to repay a short-term note and the remainder was used to repay borrowings under uncommitted bank credit lines. The Company will exchange the 7.125% Notes, which are not registered under the Securities Act of 1933, for registered notes having substantially the same terms. If the Company fails to comply with this requirement, then the interest rate on the 7.125% Notes will increase 0.5% per annum until such time as they are registered. The 7.125% Notes are fully and unconditionally guaranteed by USI Atlantic Corp.

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

------------------------

(1) Operating income (loss) for the year ended September 30, 1998 include merger, restructuring and other related costs of $150 million and product change costs in connection with the restructuring of approximately $11 million. Operating income (loss) for the Bath and Plumbing Products, Lighting Corporation of America, Hardware and Tools, Diversified Operations and Corporate expenses include charges of $40, $3, $37, $74 and $7 million, respectively.

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

------------------------

(1) Operating earnings for the year ended September 30, 1998 included merger, restructuring and other related costs of $150 million and product change costs in connection with the restructuring of approximately $11 million; $155 million and $6 million of these costs and charges relate to operating earnings of the United States and foreign locations, respectively.

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

    The results for the quarters ended June 30 and September 30, 1998 include $136 million and $14 million of merger, restructuring and other related costs, respectively, and product change costs of $2 million and $9 million, respectively.

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

    During April 1999, the Company completed the sale of its' investment in Teardrop Golf. The Company realized a gain of $2 million ($1 million net of tax) from the sale which will be recorded as a gain from discontinued operations during fiscal 1999.

    In April of 1999, USIAH transferred substantially all of its assets and liabilities to a new wholly owned subsidiary of USI named USI Global Corp. in exchange for preferred stock in USI Global Corp. In connection with the asset transfer, USI Global Corp. assumed joint and several obligations under the 7.25% Notes, the 7.125% Notes and the Credit Facility, equally with USI and USIAH. Neither USI nor USIAH, nor USI Atlantic as guarantor, was released from its obligations under the 7.25% Notes, the 7.125% Notes or the Credit Agreement in connection with the transfer of assets to USI Global Corp. Separate consolidated financial statements for USI Global Corp. are not presented as management has determined that they would not be material to investors.


NOTE 17--SUPPLEMENTAL FINANCIAL INFORMATION

    The following represents the supplemental consolidating condensed financial statements of USI and USIAH, which are the jointly obligated issuers of the Notes, and USI Atlantic, which is the guarantor of the Notes, and their non-guarantor subsidiaries, as of September 30, 1998 and 1997 and for each of the three years in the period ended September 30, 1998. Separate consolidated financial statements for USI, USI Atlantic and USIAH are not presented, as management has determined that they would not be material to investors.

    In April of 1999, USIAH transferred substantially all of its assets and liabilities to a new wholly owned subsidiary of USI named USI Global Corp. in exchange for preferred stock in USI Global Corp. In connection with the asset transfer, USI Global Corp. assumed joint and several obligations under the 7.25% Notes, the 7.125% Notes and the Credit Facility, equally with USI and USIAH. Neither USI nor USIAH, nor USI Atlantic as guarantor, was released from its obligations under the 7.25% Notes, the 7.125% Notes or the Credit Agreement in connection with the transfer of assets to USI Global Corp. Separate consolidated financial statements for USI Global Corp. are not presented as management has determined that they would not be material to investors.

                                                                    FOR THE YEAR ENDED SEPTEMBER 30, 1998
                                                      -----------------------------------------------------------------
                                                                     USI                   NONGUARANTOR
                                                         USI      ATLANTIC       USIAH     SUBSIDIARIES   ELIMINATIONS
                                                      ---------  -----------  -----------  -------------  -------------
                                                                                (IN MILLIONS)
Net Sales...........................................  $  --       $  --        $  --         $   3,310      $
Operating costs and expenses:
  Cost of products sold.............................     --          --           --             2,311
  Selling, general and administrative expenses......          4           4           17           675
  Goodwill impairment and non-recurring and unusual
    charges.........................................     --          --                7           143
                                                      ---------       -----        -----        ------         ------
    Operating income................................         (4)         (4)         (24)          181         --
Interest expense....................................     --               6           44            19
Interest income.....................................     --          --           --                (8)
Management fee (income) expense.....................     --             (27)         (28)           55
Intercompany interest, net..........................     --              (4)         (63)           67
Gain on the sale of subsidiary shares...............     --          --           --            --
Other (income) expense, net.........................     --              12           (3)           (6)
Equity in (earnings) loss of investees, net.........         41          42           58        --               (141)
                                                      ---------       -----        -----        ------         ------
Income before income taxes, discontinued operations
  and extraordinary loss............................        (45)        (33)         (32)           54            141
Provision for income taxes..........................         (1)          4           10            65
                                                      ---------       -----        -----        ------         ------
  Income (loss) from continuing operations..........        (44)        (37)         (42)          (11)           141
Income (loss) from discontinued operations, net of
  tax...............................................     --          --           --               (46)        --
                                                      ---------       -----        -----        ------         ------
Income before extraordinary loss....................        (44)        (37)         (42)          (57)           141
Extraordinary loss, net of tax......................     --          --           --                (5)
                                                      ---------       -----        -----        ------         ------
Net income (loss)...................................  $     (44)  $     (37)   $     (42)    $     (62)     $     141
                                                      ---------       -----        -----        ------         ------
                                                      ---------       -----        -----        ------         ------


                                                      CONSOLIDATED
                                                      -------------

Net Sales...........................................    $   3,310
Operating costs and expenses:
  Cost of products sold.............................        2,311
  Selling, general and administrative expenses......          700
  Goodwill impairment and non-recurring and unusual
    charges.........................................          150
                                                           ------
    Operating income................................          149
Interest expense....................................           69
Interest income.....................................           (8)
Management fee (income) expense.....................       --
Intercompany interest, net..........................       --
Gain on the sale of subsidiary shares...............       --
Other (income) expense, net.........................            3
Equity in (earnings) loss of investees, net.........       --
                                                           ------
Income before income taxes, discontinued operations
  and extraordinary loss............................           85
Provision for income taxes..........................           78
                                                           ------
  Income (loss) from continuing operations..........            7
Income (loss) from discontinued operations, net of
  tax...............................................          (46)
                                                           ------
Income before extraordinary loss....................          (39)
Extraordinary loss, net of tax......................           (5)
                                                           ------
Net income (loss)...................................    $     (44)
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



                                U.S. INDUSTRIES, INC.

                                By:  /s/ George H. MacLean
                                     -----------------------------------------
                                     George H. MacLean
                                     Senior Vice President, General Counsel
                                     and Secretary
May 17, 1999