Form 10-Q/A
period 1999-01-02
US INDUSTRIES INC /DE
filed 1999-05-17
CIK 1056874

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A

                               (AMENDMENT NO. 1)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended January 2, 1999

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ______ to ______

Commission file number: 1-14557
                       ---------

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

                             U.S. INDUSTRIES, INC.

                                     INDEX

                                                                            Page
                                                                             No.

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements (unaudited)

                 Consolidated Statements of Operations
                 for the Three Months Ended December 31, 1998 and 1997         1

                 Consolidated Balance Sheets, December 31, 1998
                 and September 30, 1998                                        2

                 Consolidated Statements of Cash Flows
                 for the Three Months Ended December 31, 1998 and 1997         3

                 Notes to Consolidated Financial Statements                    4

         Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                    14



SIGNATURES                                                                    20

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

                              U.S. INDUSTRIES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998


NOTE 8-SUBSEQUENT EVENTS (CONTINUED)

In January of 1999, the Company entered into a definitive agreement to sell the remaining interest in its Power Systems Segment for gross proceeds of $30 million. The Company received a deposit of $7 million in conjunction with the sale which is refundable upon failure to obtain certain government and contractual approvals. The closing is expected in March 1999.

In February of 1999, the Company reached an agreement with Huffy Corporation, Inc. to acquire the assets of True Temper Hardware Company for $100 million in cash. The transaction is subject to post-closing adjustments as well as customary regulatory review and is expected to be completed in March.

In April of 1999, USIAH transferred substantially all of its assets to a new wholly owned subsidiary of USI named USI Global Corp. In connection with the asset transfer, USI Global Corp. assumed joint and several obligations under the 7.25% Notes, the 7.125% Notes and the Credit Facility, equally with USI and USIAH. Neither USI nor USIAH, nor USI Atlantic as guarantor, was released from its obligations under the 7.25% Notes, the 7.125% Notes or the Credit Agreement in connection with the transfer of assets to USI Global Corp.


NOTE 9-SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

         The following represents the supplemental consolidating condensed financial statements of USI and USIAH which are the jointly obligated issuers of the Notes, and USI Atlantic, which is the guarantor of the Notes, and their non-guarantor subsidiaries, as of December 31, 1998 and September 30, 1998 and for three months ended December 31, 1998 and 1997. USI Atlantic was the parent company prior to the Merger in 1998 (see Note 1). Separate consolidated financial statements for USI, USI Atlantic and USIAH are not presented, as management has determined that they would not be material to investors. The Notes are fully and unconditionally guaranteed by USI Atlantic Corp. USIAH and USI Atlantic are wholly owned subsidiaries of USI.

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

    In January of 1999, the Company entered into a definitive agreement to sell the remaining interest in its Power Systems Segment for gross proceeds of $30 million. The Company received a deposit of $7 million in conjunction with the sale which is refundable upon failure to obtain certain government and contractual approvals. The closing is expected in March 1999.


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

In February 1999, the Board of Directors authorized a share repurchase program to permit the purchase of up to $100 million of the outstanding stock of the Company. These purchases may be made at prices deemed acceptable to management. The funding of the repurchase program will be from cash provided from operations and available borrowings under the Company's existing credit facilities.

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

                                     U.S. INDUSTRIES, INC.

Date: May 17, 1999
                                     /s/ James O'Leary
                                     --------------------------------
                                     James O'Leary
                                     Senior Vice President and
                                     Chief Financial Officer
                                     (Principal Financial Officer)



                                     /s/ Robert P. Noonan
                                     --------------------------------
                                     Robert P. Noonan
                                     Corporate Controller
                                     (Principal Accounting Officer)