Form 10-Q
period 1999-04-03
US INDUSTRIES INC /DE
filed 1999-05-18
CIK 1056874

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 3, 1999
OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes |X| No |_|

As of May 1, 1999, U.S. Industries, Inc. had one class of common stock, of which 92,535,997 shares were outstanding.

                              U.S. INDUSTRIES, INC.

                                      INDEX

                                                                            Page
                                                                             No.
                                                                             ---

PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements (unaudited)

                Consolidated Statements of Operations for the
                Three and Six Months Ended March 31, 1999 and 1998 ..........  1

                Consolidated Balance Sheets, March 31, 1999
                and September 30, 1998 ......................................  2

                Consolidated Statements of Cash Flows
                for the Six Months Ended March 31, 1999 and 1998 ............  3

                Notes to Consolidated Financial Statements ..................  4

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations ......................... 18

        Item 3. Quantitative and Qualitative Disclosures About
                Market Risk ................................................. 23

PART II. OTHER INFORMATION

        Item 6. Exhibits and Reports on Form 8-K ............................ 25

SIGNATURES .................................................................. 26

PART 1. FINANCIAL INFORMATION.

Item 1. Financial Statements.

                              U.S. INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         (in millions except per share)
                                   (unaudited)

                                                              Three Months Ended             Six Months Ended
                                                                   March 31,                     March 31,
                                                                   ---------                     ---------
                                                             1999            1998          1999            1998
                                                             ----            ----          ----            ----
Net Sales                                                   $   848        $   790        $ 1,598        $ 1,485
Operating costs and expenses:
  Cost of products sold                                         594            556          1,120          1,039
  Selling, general and administrative expenses                  182            159            353            308
                                                            -------        -------        -------        -------
Operating income                                                 72             75            125            138

Interest expense                                                 19             17             37             33
Interest income                                                  (1)            (2)            (2)            (4)
Other income, net                                                --             (1)            --             (1)
                                                            -------        -------        -------        -------
Income before income taxes and discontinued operations           54             61             90            110
Provision for income taxes                                       22             25             36             46
                                                            -------        -------        -------        -------
Income from continuing operations                                32             36             54             64

Loss from discontinued operations, net of tax                   (14)            (3)           (13)            --
                                                            -------        -------        -------        -------
Net Income                                                  $    18        $    33        $    41        $    64
                                                            =======        =======        =======        =======

Earnings (loss) per basic share:
  Income from continuing operations                         $  0.33        $  0.38        $  0.56        $  0.68
  Loss from discontinued operations                           (0.14)         (0.03)         (0.13)            --
                                                            -------        -------        -------        -------
  Net income                                                $  0.19        $  0.35        $  0.43        $  0.68
                                                            =======        =======        =======        =======

Earnings (loss) per diluted share:
  Income from continuing operations                         $  0.33        $  0.37        $  0.55        $  0.66
  Loss from discontinued operations                           (0.14)         (0.03)         (0.13)            --
                                                            -------        -------        -------        -------

  Net income                                                $  0.19        $  0.34        $  0.42        $  0.66
                                                            =======        =======        =======        =======

Cash dividend declared per share                            $  0.05        $  0.05        $  0.10        $  0.10
                                                            =======        =======        =======        =======

               See notes to consolidated financial statements.

                              U.S. INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  (in millions)

                                                March 31,    September 30,
                                                ---------    -------------
                                                  1999           1998
                                                  ----           ----
                                              (unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents                      $   32         $   44
  Trade receivables, net                            655            609
  Inventories                                       608            539
  Deferred income taxes                              74             75
  Net assets held for disposition                    97            143
  Other current assets                               74             73
                                                 ------         ------

    Total current assets                          1,540          1,483

Property, plant and equipment, net                  535            508
Deferred income taxes                                16             16
Other assets                                        208            220
Goodwill, net                                       617            549
                                                 ------         ------
                                                 $2,916         $2,776
                                                 ======         ======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                  $   10         $   15
  Current maturities of long-term debt                3              4
  Trade accounts payable                            236            247
  Accrued expenses and other liabilities            262            301
  Income taxes payable                               46             40
                                                 ------         ------

    Total current liabilities                       557            607

Long-term debt                                    1,189            947
Other liabilities                                   270            262
                                                 ------         ------

    Total liabilities                             2,016          1,816
Commitments and contingencies
Stockholders' equity                                900            960
                                                 ------         ------
                                                 $2,916         $2,776
                                                 ======         ======

               See notes to consolidated financial statements.

                              U.S. INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (in millions-unaudited)

                                                             Six Months Ended
                                                                  March 31,
                                                                  ---------
                                                             1999           1998
                                                             ----           ----
OPERATING ACTIVITIES:
  Income from continuing operations                          $    54    $    64
  Adjustments to reconcile income from continuing
   operations to net cash provided by operating activities
   of continuing operations:
     Depreciation and amortization                                47         37
     Provision for doubtful accounts                               2          2
     Gain on sale of excess real estate                           --         (3)
  Changes in operating assets and liabilities,
  excluding the effects of acquisitions and dispositions         (87)       (79)
                                                             -------    -------
NET CASH PROVIDED BY OPERATING ACTIVITIES OF
  CONTINUING OPERATIONS                                           16         21
                                                             -------    -------

Loss from discontinued operations                                (13)        --
Decrease (increase) in net assets held for disposition            36        (58)
                                                             -------    -------
NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS            23        (58)
                                                             -------    -------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES               39        (37)
                                                             -------    -------

INVESTING ACTIVITIES:
  Proceeds from sale of businesses                                23         10
  Acquisition of companies, net of cash acquired                (168)      (103)
  Purchases of property, plant and equipment                     (49)       (46)
  Proceeds from sale of excess real estate                        --          9
  Proceeds from sales of  property, plant and equipment            2         12
  Other investing activities, net                                 (3)        (2)
                                                             -------    -------
NET CASH USED IN INVESTING ACTIVITIES                           (195)      (120)
                                                             -------    -------

FINANCING ACTIVITIES:
  Proceeds from long-term debt                                 1,029        676
  Repayment of long-term debt                                   (776)      (486)
  Repayment of notes payable, net                                 (4)        (3)
  Payment of dividends                                           (10)       (10)
  Proceeds from exercise of stock options                         --         12
  Purchase of treasury stock                                     (80)       (35)
                                                             -------    -------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        159        154
                                                             -------    -------

Effect of exchange rate changes on cash                          (15)        (3)
                                                             -------    -------

DECREASE IN CASH AND CASH EQUIVALENTS                            (12)        (6)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  44         67
                                                             -------    -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $    32    $    61
                                                             =======    =======

               See notes to consolidated financial statements.

                              U.S. INDUSTRIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999

Note 1-Basis of Presentation

      In June of 1998, U.S. Industries, Inc. ("USI") merged with Zurn Industries, Inc. ("Zurn"), hereafter collectively referred to as the Company, in a transaction accounted for as a pooling of interest. Accordingly, all periods are presented as if USI and Zurn had always been combined. The Company manufactures and distributes a broad range of consumer and industrial products. The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information,
Article 10 of Regulation S-X and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial data for the three and six months ended March 31, 1999 and 1998 are unaudited and, in the opinion of management, reflect all necessary adjustments for a fair presentation of the financial position and results of operations for the interim periods on a consistent basis. Such adjustments were of a normal and recurring nature. The results of operations for the three and six months periods ended March 31, 1999 are not necessarily indicative of those for the full fiscal year ending October 2, 1999. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the USI Annual Report on Form 10-K\A for the year ended September 30, 1998.

      The Company's fiscal year ends on the Saturday nearest to September 30. All three and six month data contained herein reflect results of operations for the 13-week periods and 26 and 27 week periods ended on the Saturday closest to March 31, 1999 and 1998, respectively, but are presented as of such date for convenience.

Note 2-Inventories

Inventories consist of the following:

                                            (in millions)
                                        March 31,  September 30,
                                        ---------  -------------
                                          1999         1998
                                          ----         ----
                                       (unaudited)

Finished products                         $  300       $  250
Work-in process                              113          109
Raw materials                                195          180
                                          ------       ------
                                          $  608       $  539
                                          ======       ======

                              U.S. INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 1999

Note 3-Long-Term Debt

      Long-term debt consists of the following:

                                                     (in millions)
                                                 March 31,   September 30,
                                                 ---------   -------------
                                                   1999          1998
                                                   ----          ----
                                                (unaudited)

7.125% Senior Notes, net                          $   247       $   --
7.25% Senior Notes, net                               123          123
Revolving credit facility, US dollar                  400          300
Revolving credit facility, foreign currencies         161          156
Short-term committed note                             212          200
Other long-term debt                                   49          172
                                                  -------       ------
                                                    1,192          951
Less current maturities                                (3)          (4)
                                                  -------       ------
Long-term debt                                    $ 1,189       $  947
                                                  =======       ======

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

      The 7.25% Notes and the 7.125% Notes (collectively, the Notes) and revolving credit facility are unsecured and guaranteed by USI Atlantic (see Note
11). The Notes are redeemable at the option of the Company.

      In April 1999, USIAH transferred substantially all of its assets and liabilities to a new wholly owned subsidiary of USI named USI Global Corp. in exchange for preferred stock in USI Global Corp. In connection with the asset transfer, USI Global Corp. assumed joint and several obligations under the 7.25% Notes, the 7.125% Notes and the Credit Facility, equally with USI and USIAH. Neither USI nor USIAH, nor USI Atlantic as guarantor, was released from its obligations under the 7.25% Notes, the 7.125% Notes or the Credit Agreement in connection with the transfer of assets to USI Global Corp.

Note 4-Commitments and Contingencies

      The Company is subject to a wide range of environmental protection laws. The Company has remedial and investigatory activities underway at approximately 41 sites. In addition, the Company has been named as a Potentially Responsible Party ("PRP") at 19 "Superfund" sites pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 or comparable statutes.

      It is often difficult to estimate the future impact of environmental matters, including potential liabilities. The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. This practice is followed whether the claims are asserted or unasserted. Reserves for estimated losses from environmental remediation are, depending on the site, based primarily upon internal or third party environmental studies, and estimates as to the number, participation level and financial viability of any other PRP's, to the extent of contamination and the nature of required remedial actions. Such reserves are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present fair value. Recoveries of environmental remediation costs from other parties are recognized as assets when their receipt is deemed probable.

                              U.S. INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 1999

Note 4-Commitments and Contingencies (Continued)

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

      At March 31, 1999, the Company had accrued $18 million for known environmental related matters. The Company believes that the range of liability for such matters is between $9 million and $29 million.

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

Note 5-Comprehensive Income

      During fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. Reclassification of financial statements for prior periods is required. Comprehensive income is net income and other items, which may include foreign currency translation adjustments, minimum pensions liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. The Company's total comprehensive income was as follows:

                                                         (in millions - unaudited)
                                                Three Months Ended          Six Months Ended
                                                     March 31,                  March 31,
                                                   1999    1998               1999    1998
                                                   ----    ----               ----    ----
Net income                                         $ 18    $ 33               $ 41    $ 64
Unrealized gain on marketable securities             --       1                 --       1
Foreign currency translation adjustment             (14)     (4)               (16)     (7)
                                                   ----    ----               ----    ----
Total comprehensive income                         $  4    $ 30               $ 25    $ 58
                                                   ====    ====               ====    ====

                              U.S. INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 1999

Note 6-Earnings Per Share

      The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculation:

                                                                (in millions except per share)
                                                                          (unaudited)
                                                                          -----------

                                         Income from                                Income from
                                         Continuing              Per Share          Continuing              Per Share
                                         Operations    Shares     Amount            Operations    Shares     Amount
                                         -----------   ------    ---------          -----------   ------    ---------

                                             For the Three Months Ended                For the Six Months Ended
                                                   March 31, 1999                           March 31, 1999
                                          ---------------------------------         ---------------------------------
Earnings per basic share                  $ 32          95.0         $ 0.33         $ 54         95.8        $ 0.56
Effect of dilutive securities
   Stock options                                         0.8                                      0.7
   Nonvested restricted stock                            1.0                                      0.9
                                          ----          ----         ------         ----         ----        ------
Earnings per diluted share                $ 32          96.8         $ 0.33         $ 54         97.4        $ 0.55
                                          ====          ====         ======         ====         ====        ======

                                             For the Three Months Ended                For the Six Months Ended
                                                   March 31, 1998                           March 31, 1998
                                          ---------------------------------         -------------------------------
Earnings per basic share                  $ 36          94.8         $ 0.38         $ 64         93.8        $ 0.68
Effect of dilutive securities
   Stock options                                         1.8                                      1.7
   Nonvested restricted stock                            1.3                                      1.5
                                          ----          ----         ------         ----         ----        ------
Earnings per diluted share                $ 36          97.9         $ 0.37         $ 64         97.0        $ 0.66
                                          ====          ====         ======         ====         ====        ======

      Diluted common shares include shares that would be outstanding assuming the fulfillment of conditions that would remove the restriction on nonvested shares and the exercise of stock options. Options to purchase approximately 1.3 million and 1.9 million shares in the three and six months ended March 31, 1999 and options to purchase approximately 0.1 million shares in the three and six months ended March 31, 1998 were not included in the computation of earnings per share because the options exercise prices were greater than the average market price of the common shares.

                              U.S. INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 1999

Note 7-Merger, Restructuring and Other Related Costs

      During fiscal 1998, as a result of reviewing its long-term strategy in conjunction with the Zurn merger, the Company recorded a restructuring charge in order to improve efficiency and enhance competitiveness. At March 31, 1999, $12 million of cash related restructuring charges remained in accrued liabilities, detailed as follows:

                                                          (in millions)

                                  Lease and                              Merger
                                  Contract           Severance          and Other
                                   Related          and Related          Related            Total
                                    Costs              Costs              Costs             Costs
                                --------------     --------------     --------------     -------------
1998 activity:

  Initial Charges                      $ 3               $ 22               $ 27              $ 52

  Cash payments                          -                 (6)               (24)              (30)
                                       ---               ----               ----              ----
Balance at September 30, 1998            3                 16                  3                22

1999 activity:

  Cash payments                         (1)                (9)                 -               (10)
                                       ---               ----               ----              ----
Balance at March 31, 1999              $ 2               $  7               $  3              $ 12
                                       ===               ====               ====              ====

Note 8-Acquisitions

      In March 1999, the Company purchased the assets of True Temper Hardware Company ("True Temper") for approximately $100 million in cash, resulting in goodwill of $27 million. True Temper manufactures lawn and garden tools and wheelbarrows. The results of True Temper are included in USI Hardware and Tools.

      In March 1999, the Company purchased the assets of the Dual-Lite business ("Dual-Lite") for approximately $47 million in cash, resulting in goodwill of $36 million. Dual-Lite manufactures emergency lights, and central inverter systems. The results of Dual-Lite are included in Lighting Corporation of America.

      In January 1999, the Company purchased the Bowers Group PLC ("Bowers") for approximately $16 million in cash, resulting in goodwill of $10 million. Bowers manufactures metrology instruments and hardness equipment. The results of Bowers are included in USI Hardware and Tools.

      In January 1999, the Company purchased Atech Turbine Components, Inc. ("Atech") for approximately $7 million in cash, resulting in goodwill of $6 million. Atech repairs and overhauls small aviation engines. The results of Atech are included in USI Diversified.

      The proforma effect of these acquisitions and the aggregate assets acquired and liabilities assumed is not material. These acquisitions have been accounted for as purchases, and as such, their results of operations have been included in the financial statements from the date of acquisition. These transactions are subject to customary post closing adjustments, and the allocation of purchase price may be subject to adjustment upon receipt of final valuation information and management's final estimates as to the fair value of the respective assets acquired and liabilities assumed.

                              U.S. INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 1999

Note 9-Discontinued Operations

      During April 1999, the Company completed the sale of its investment in Teardrop Golf. The Company realized a $1 million net of tax gain from the sale, which will be recorded, as a gain from discontinued operations during the third quarter of fiscal 1999.

      In January of 1999, the Company completed the sale of its remaining interest in the Power Systems Segment for gross proceeds of approximately $30 million. No gain or loss was recorded on the transaction due to uncertainties related to contingent liabilities regarding this transaction and other matters.

      In the second quarter of fiscal 1999, the Company adopted a formal plan to dispose of the Ertl Company Inc. ("Ertl"), which was sold in April for gross proceeds of approximately $105 million subject to a post closing adjustment. This resulted in a net-of-tax loss of $12 million in March of 1999.

      The following is a summary of the operating results of the businesses classified as discontinued operations:

                                                (in millions-unaudited)
                                        Three Months Ended      Six Months Ended
                                             March 31,              March 31,
                                         1999        1998       1999        1998
                                         ----        ----       ----        ----

Net Sales                                $ 31        $ 59       $ 77        $113
Pre-tax income (loss)                    $ (3)       $  2       $ (1)       $  7

      Amounts classified as net assets held for disposition relate to the businesses referred to as discontinued operations and primarily consist of the net assets of Ertl after accrual for the net-of-tax loss on disposition:

                                                                  (in millions)
                                                             March 31,   September 30,
                                                             ---------   -------------
                                                               1999         1998
                                                               ----         ----
                                                           (unaudited)
Net current assets                                             $ 49         $ 68
Property, plant and equipment, net                               26           30
Other non-current liabilities, net                               22           45
                                                               ----         ----

Net assets held for disposition                                $ 97         $143
                                                               ====         ====

                              U.S. INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 1999

Note 10-Subsequent Events

On May 18, 1999, the Company announced that its Board of Directors had approved a spinoff of its diversified businesses to USI shareholders. Completion of the spinoff is subject to receipt of a tax ruling from the Internal Revenue Service that the distribution will be tax free to USI shareholders. The spinoff will become effective after receipt of the tax ruling, which the company anticipates will be prior to calendar year end.

Note 11-Supplemental Guarantor Financial Information

      The following represents the supplemental consolidating condensed financial statements of USI, USI Global and USIAH which are the jointly obligated issuers of the Notes, and USI Atlantic, which is the guarantor of the Notes, and their non-guarantor subsidiaries, as of March 31, 1999 and September 30, 1998 and for the three and six months ended March 31, 1999 and 1998. USI Atlantic was the parent company prior to the Merger in 1998 (see Note 1). Separate consolidated financial statements of USI, USI Global, USI Atlantic and USIAH are not presented, as management has determined that they would not be material to investors.

                                                                                (in millions-unaudited)
                                                                        For the Three Months Ended March 31, 1999
                                                   --------------------------------------------------------------------------------
                                                             USI        USI                Nonguarantor
                                                   USI      Global    Atlantic     USIAH   Subsidiaries  Eliminations  Consolidated
                                                   ---      ------    --------     -----   ------------  ------------  ------------
Net Sales                                         $  --       $--      $  --       $  --       $ 848         $  --         $ 848
  Operating costs and expenses:
  Cost of products sold                              --        --         --          --         594            --           594
  Selling, general and administrative expenses        7        --         --          --         175            --           182
                                                  -----       ---      -----       -----       -----         -----         -----
  Operating income (loss)                            (7)       --         --          --          79            --            72

Interest expense                                      7        --         --           9           3            --            19
Interest income                                      --        --         --          --          (1)           --            (1)
Intercompany interest, net                           (3)       --         --         (15)         18            --            --
Equity in earnings of investees, net                (24)       --         (9)         (6)         --            39            --
                                                  -----       ---      -----       -----       -----         -----         -----
Income before income taxes and
  discontinued operations                            13        --          9          12          59           (39)           54

Provision for income taxes                           (5)       --         --           3          24            --            22
                                                  -----       ---      -----       -----       -----         -----         -----

Income from continuing operations                    18        --          9           9          35           (39)           32
Discontinued operations, net of tax                  --        --         --          --         (14)           --           (14)
                                                  -----       ---      -----       -----       -----         -----         -----
Net income                                        $  18       $--      $   9       $   9       $  21         $ (39)        $  18
                                                  =====       ===      =====       =====       =====         =====         =====

                              U.S. INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 1999

Note 11-Supplemental Guarantor Financial Information (Continued)

                                                                               (in millions-unaudited)
                                                                        For the Six Months Ended March 31, 1999
                                                   ---------------------------------------------------------------------------------
                                                              USI       USI                 Nonguarantor
                                                   USI       Global   Atlantic      USIAH   Subsidiaries  Eliminations  Consolidated
                                                   ---       ------   --------      -----   ------------  ------------  ------------
Net Sales                                       $    --     $    --    $    --     $    --     $ 1,598       $    --       $ 1,598
Operating costs and expenses:                        --
  Cost of products sold                              --          --         --          --       1,120            --         1,120
  Selling, general and administrative expenses       12          --         --          --         341            --           353
                                                -------     -------    -------     -------     -------       -------       -------
  Operating income (loss)                           (12)         --         --          --         137            --           125

Interest expense                                     13          --         --          18           6            --            37
Interest income                                      --          --         --          --          (2)           --            (2)
Intercompany interest, net                           (6)         --         --         (28)         34            --            --
Equity in earnings of investees, net                (52)         --        (29)        (23)         --           104            --
                                                -------     -------    -------     -------     -------       -------       -------
Income before income taxes and
  discontinued operations                            33          --         29          33          99          (104)           90

Provision for income taxes                           (8)         --         --           4          40            --            36
                                                -------     -------    -------     -------     -------       -------       -------

Income from continuing operations                    41          --         29          29          59          (104)           54
Discontinued operations, net of tax                  --          --         --          --         (13)           --           (13)
                                                -------     -------    -------     -------     -------       -------       -------
Net income                                      $    41     $    --    $    29     $    29     $    46       $  (104)      $    41
                                                =======     =======    =======     =======     =======       =======       =======

                              U.S. INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 1999

Note 11-Supplemental Guarantor Financial Information (Continued)

                                                                       (in millions-unaudited)
                                                              For the Three Months Ended March 31, 1998
                                                 --------------------------------------------------------------
                                                   USI                Nonguarantor
                                                 Atlantic     USIAH   Subsidiaries   Eliminations  Consolidated
                                                 --------     -----   ------------   ------------  ------------
Net Sales                                         $  --       $  --       $ 790         $  --         $ 790
Operating costs and expenses:
  Cost of products sold                              --          --         556            --           556
  Selling, general and administrative expenses        1           6         152            --           159
                                                  -----       -----       -----         -----         -----
  Operating income (loss)                            (1)         (6)         82            --            75

Interest expense                                     --          12           5            --            17
Interest income                                      --          --          (2)           --            (2)
Intercompany interest, net                           --         (16)         16            --            --
Other (income) expense, net                          --          --          (1)           --            (1)
Equity in earnings of investees, net                (33)        (32)         --            65            --
                                                  -----       -----       -----         -----         -----
Income before income taxes and
  discontinued operations                            32          30          64           (65)           61
Provision for income taxes                           (1)         (1)         27            --            25
                                                  -----       -----       -----         -----         -----
Income from continuing operations                    33          31          37           (65)           36
Discontinued operations, net of tax                  --          --          (3)           --            (3)
                                                  -----       -----       -----         -----         -----

Net income                                        $  33       $  31       $  34         $ (65)        $  33
                                                  =====       =====       =====         =====         =====

                              U.S. INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 1999

Note 11-Supplemental Guarantor Financial Information (Continued)

                                                                  (in millions-unaudited)
                                                          For the Six Months Ended March 31, 1998
                                           ---------------------------------------------------------------------
                                              USI                     Nonguarantor
                                           Atlantic        USIAH      Subsidiaries   Eliminations   Consolidated
                                           --------        -----      ------------   ------------   ------------
Net Sales                                  $    --        $    --        $ 1,485        $    --        $ 1,485
Operating costs and expenses:
  Cost of products sold                         --             --          1,039                         1,039
  Selling, general and administrative
    expenses                                     2             12            294                           308
                                           -------        -------        -------        -------        -------
Operating income (loss)                         (2)           (12)           152             --            138

Interest expense                                --             22             11                            33
Interest income                                 --             --             (4)                           (4)
Intercompany interest, net                      --            (31)            31                            --
Other (income) expense, net                     --             --             (1)                           (1)
Equity in earnings of investees, net           (65)           (57)            --            122             --
                                           -------        -------        -------        -------        -------
Income before income taxes and
  discontinued operations                       63             54            115           (122)           110
Provision for income taxes                      (1)            (1)            48                            46
                                           -------        -------        -------        -------        -------
Income from continuing operations               64             55             67           (122)            64
Discontinued operations, net of tax             --             --             --             --             --
                                           -------        -------        -------        -------        -------

Net income                                 $    64        $    55        $    67        $  (122)       $    64
                                           =======        =======        =======        =======        =======

                              U.S. INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 1999

Note 11-Supplemental Guarantor Financial Information (Continued)

                                                                                      (in millions - unaudited)
                                                                                           At March 31, 1999
                                                              --------------------------------------------------------------------
                                                                        USI       USI            Nonguarantor               Consoli-
                                                              USI      Global   Atlantic   USIAH  Subsidiaries Eliminations  dated
                                                              ---      ------   --------   -----  ------------ ------------  -----
ASSETS
Current assets:
  Cash and cash equivalents                                  $    --   $    --   $    --   $    --    $    32    $    --    $    32
  Trade receivables, net                                          --        --        --        --        655                   655
  Inventories                                                     --        --        --        --        608                   608
  Deferred income taxes                                           38        --        --        --         36                    74
  Net assets held for disposition                                 --        --        --        --         97                    97
  Other current assets                                             3        --        --         1         70                    74
                                                             -------   -------   -------   -------    -------    -------    -------
    Total current assets                                          41        --        --         1      1,498         --      1,540

  Property, plant and equipment, net                              --        --        --        --        535                   535
  Deferred income taxes                                           10        --        --        --          6                    16
  Other assets                                                     7        --        --        --        201                   208
  Goodwill, net                                                   --        --        --        --        617                   617
  Investments in  subsidiaries                                 1,228        47       900     1,175         --     (3,350)        --
  Intercompany receivable (payable), net                         188        --        33       444       (665)                   --
                                                             -------   -------   -------   -------    -------    -------    -------
    Total assets                                             $ 1,474   $    47   $   933   $ 1,620    $ 2,192    $(3,350)   $ 2,916
                                                             =======   =======   =======   =======    =======    =======    =======

LIABILITIES AND  STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                              $    --   $    --   $    --   $    --    $    10    $    --    $    10
  Current maturities of long-term debt                            --        --        --        --          3                     3
  Trade accounts payable                                           1        --        --        --        235                   236
  Accrued expenses and other liabilities                           9        --        --        28        225                   262
  Income taxes payable                                            38        --        --        --          8                    46
                                                             -------   -------   -------   -------    -------    -------    -------
    Total current liabilities                                     48        --        --        28        481         --        557

  Long-term debt                                                 526        --        --       618         45                 1,189
  Other liabilities                                               --        --        --        74        196                   270
                                                             -------   -------   -------   -------    -------    -------    -------
    Total liabilities                                            574        --        --       720        722         --      2,016
  Stockholders' equity                                           900        47       933       900      1,470     (3,350)       900
                                                             -------   -------   -------   -------    -------    -------    -------
    Total liabilities and stockholders' equity               $ 1,474   $    47   $   933   $ 1,620    $ 2,192    $(3,350)   $ 2,916
                                                             =======   =======   =======   =======    =======    =======    =======

                              U.S. INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 1999

Note 11-Supplemental Guarantor Financial Information (Continued)

                                                                                       (in millions)
                                                                                   At September 30, 1998
                                                              -----------------------------------------------------------
                                                                         USI            Nonguarantor               Consoli-
                                                              USI      Atlantic   USIAH  Subsidiaries Eliminations  dated
                                                              ---      --------   -----  ------------ ------------  -----
ASSETS
Current assets:
  Cash and cash equivalents                                  $    --    $    --   $    --    $    44    $    --    $    44
  Trade receivables, net                                          --         --        --        609                   609
  Inventories                                                     --         --        --        539                   539
  Deferred income taxes                                           45         --        --         30                    75
  Net assets held for disposition                                 --         --        --        143                   143
  Other current assets                                            --         --        11         62                    73
                                                             -------    -------   -------    -------    -------    -------
    Total current assets                                          45         --        11      1,427         --      1,483

  Property, plant and equipment, net                              --         --        --        508                   508
  Deferred income taxes                                            8         --        --          8                    16
  Other assets                                                    --         --         7        213                   220
  Goodwill, net                                                   --         --        --        549                   549
  Investments in  subsidiaries                                   996        745     1,221         --     (2,962)        --
  Intercompany receivable (payable), net                         (51)       277       245       (471)                   --
                                                             -------    -------   -------    -------    -------    -------
    Total assets                                             $   998    $ 1,022   $ 1,484    $ 2,234    $(2,962)   $ 2,776
                                                             =======    =======   =======    =======    =======    =======

LIABILITIES AND  STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                              $    --    $    --   $    --    $    15    $    --    $    15
  Current maturities of long-term debt                            --         --        --          4                     4
  Trade accounts payable                                          --          2        --        245                   247
  Accrued expenses and other liabilities                           5          6        43        247                   301
  Income taxes payable                                            33         --        --          7                    40
                                                             -------    -------   -------    -------    -------    -------
    Total current liabilities                                     38          8        43        518         --        607

  Long-term debt                                                  --        270       629         48                   947
  Other liabilities                                               --         --        67        195                   262
                                                             -------    -------   -------    -------    -------    -------
    Total liabilities                                             38        278       739        761         --      1,816
  Stockholders' equity                                           960        744       745      1,473     (2,962)       960
                                                             -------    -------   -------    -------    -------    -------
    Total liabilities and stockholders' equity               $   998    $ 1,022   $ 1,484    $ 2,234    $(2,962)   $ 2,776
                                                             =======    =======   =======    =======    =======    =======

                              U.S. INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 1999

Note 11-Supplemental Guarantor Financial Information (Continued)

                                                                                   (in millions - unaudited)
                                                                             For the Six Months Ended March 31, 1999
                                                          -------------------------------------------------------------------------
                                                                    USI      USI                Nonguarantor                 Consol-
                                                          USI     Global   Atlantic     USIAH   Subsidiaries  Eliminations   idated
                                                          ---     ------   --------     -----   ------------  ------------   ------
NET CASH PROVIDED BY (USED IN)                          $    (3)    $--    $    (8)    $    15    $    35      $    --      $    39
  OPERATING ACTIVITIES

INVESTING ACTIVITIES:
Proceeds from sale of businesses                             --      --         --          --         23                        23
Acquisition of companies, net of cash acquired             (121)    (47)        --          --         --                      (168)
Purchases of property, plant and equipment                   --      --         --          --        (49)                      (49)
Proceeds from sale of excess real estate                     --      --         --          --         --                        --
Proceeds from sales of property, plant and equipment         --      --         --          --          2                         2
Net transfers with subsidiaries                             (42)     --         13          --         --           29           --
Other investing activities                                   --      --         --          --         (3)                       (3)
                                                        -------     ---    -------     -------    -------      -------      -------
NET CASH (USED IN) PROVIDED BY
  INVESTING ACTIVITIES                                     (163)    (47)        13          15          8           29         (195)

FINANCING ACTIVITIES:
Proceeds from long-term debt                                765      --         --         264         --                     1,029
Repayment of long-term debt                                (509)     --         --        (264)        (3)                     (776)
Repayment of notes payable, net                              --      --         --          --         (4)                       (4)
Payment of dividends                                        (10)     --         --          --         --                       (10)
Proceeds from exercise of stock options                      --                 --          --         --           --           --
Purchase of treasury stock                                  (80)                --          --         --           --          (80)
Net transfers with parent                                    --      47         (5)        (13)        --          (29)          --
                                                        -------     ---    -------     -------    -------      -------      -------
NET CASH (USED IN) PROVIDED BY
  FINANCING ACTIVITIES                                      166      47         (5)        (13)        (7)         (29)         159

Effect of exchange rate changes on cash                      --      --         --          (2)       (13)                      (15)
                                                        -------     ---    -------     -------    -------      -------      -------

INCREASE IN CASH AND CASH EQUIVALENTS                        --      --         --          --        (12)          --          (12)

Cash and cash equivalents at beginning of period             --      --         --          --         44           --           44
                                                        -------     ---    -------     -------    -------      -------      -------

CASH AND CASH EQUIVALENTS AT END OF
  PERIOD                                                $    --     $--    $    --     $    --    $    32      $    --      $    32
                                                        =======     ===    =======     =======    =======      =======      =======

                              U.S. INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 1999

Note 11-Supplemental Guarantor Financial Information (Continued)

                                                                                      (in millions - unaudited)
                                                                               For the Six Months Ended March 31, 1998
                                                                ------------------------------------------------------------------
                                                                   USI                    Nonguarantor
                                                                Atlantic       USIAH      Subsidiaries  Eliminations  Consolidated
                                                                --------       -----      ------------  ------------  ------------
NET CASH PROVIDED BY (USED IN)                                   $ (21)        $  (4)        $ (12)        $  --         $ (37)
  OPERATING ACTIVITIES

INVESTING ACTIVITIES:
Proceeds from sale of businesses                                    --            --            10                          10
Acquisition of companies, net of cash acquired                      --            --          (103)                       (103)
Purchases of property, plant and equipment                          --            --           (46)                        (46)
Proceeds from sale of excess real estate                            --            --             9                           9
Proceeds from sales of property, plant and equipment                --            --            12                          12
Net transfers with subsidiaries                                     54          (151)           --            97            --
Other investing activities                                          --            --            (2)                         (2)
                                                                 -----         -----         -----         -----         -----
NET CASH (USED IN) PROVIDED BY
  INVESTING ACTIVITIES                                              54          (151)         (120)           97          (120)

FINANCING ACTIVITIES:
Proceeds from long-term debt                                        --           563           113                         676
Repayment of long-term debt                                         --          (379)         (107)                       (486)
Repayment of notes payable, net                                     --            --            (3)                         (3)
Payment of dividends                                               (10)           --            --                         (10)
Proceeds from exercise of stock options                             12            --            --                          12
Purchase of treasury stock                                         (35)                                                    (35)
Net transfers with parent                                           --           (63)          160           (97)           --
                                                                 -----         -----         -----         -----         -----
NET CASH (USED IN) PROVIDED BY                                     (33)          121           163           (97)          154
  FINANCING ACTIVITIES

Effect of exchange rate changes on cash                             --            (1)           (2)                         (3)
                                                                 -----         -----         -----         -----         -----

INCREASE IN CASH AND CASH EQUIVALENTS                               --           (35)           29            --            (6)

Cash and cash equivalents at beginning of period                    --            35            32            --            67
                                                                 -----         -----         -----         -----         -----

CASH AND CASH EQUIVALENTS AT END OF
  PERIOD                                                         $  --         $  --         $  61         $ --          $  61
                                                                 =====         =====         =====         =====         =====

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

Results of Operations

                                          (in millions)              (in millions)
                                       Three Months Ended           Six Months Ended
                                            March 31,                  March 31,
                                      1999           1998          1999          1998
                                     -------       -------       -------       -------
Net Sales
  Bath and Plumbing Products ....    $   294       $   252       $   558       $   479
  Lighting Corporation of America        195           190           387           379
  Hardware and Tools ............        154           120           255           189
  Diversified ...................        205           228           398           438
                                     -------       -------       -------       -------

    Total Net Sales .............    $   848       $   790       $ 1,598       $ 1,485
                                     =======       =======       =======       =======

Operating Income
  Bath and Plumbing Products ..      $    33       $    27       $    57       $    51
  Lighting Corporation of America          9            12            20            24
  Hardware and Tools ..........           13            11            17            14
  Diversified .................           23            31            42            62
                                     -------       -------       -------       -------
                                          78            81           136           151
Corporate expenses ............           (6)           (6)          (11)          (13)
                                     -------       -------       -------       -------

    Total Operating Income ....      $    72       $    75       $   125       $   138
                                     =======       =======       =======       =======

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

Three Months Ended March 31, 1999
Compared to Three Months Ended March 31, 1998

Introduction

      The Company had sales of $848 million and operating income of $72 million for the quarter ended March 31, 1999. Sales increased $58 million (7.3%) and operating income decreased $3 million (4.0%) compared to the second quarter of fiscal 1998.

      The Bath and Plumbing Products Operations had sales of $294 million and operating income of $33 million for the quarter ended March 31, 1999, increases of $42 million (16.7%) and $6 million (22.2%), respectively, from the second quarter of fiscal 1998. The increase in sales and operating income was primarily due to improved volumes in the domestic and European bath operations and the June 1998 acquisition of Sundance Spas. Increased sales, merger synergies and a favorable LIFO inventory adjustment at Zurn all had positive results. The Company's Asian and Latin American businesses were affected by continued unfavorable economic conditions partially offset by cost reductions.

      The Lighting Products Operations had sales of $195 million and operating income of $9 million for the quarter ended March 31, 1999, an increase of $5 million (2.6%) and a decrease of $3 million (25.0%), respectively. The decline in operating income is due to weakness in the Company's European operations, primarily due to weather and economic conditions in Germany and difficult market conditions in the commercial indoor fluorescent and recessed lighting businesses. These shortfalls were partially offset by improvements in the Company's residential, architectural and outdoor lighting businesses.

      The Hardware and Tools Operations had sales of $154 million and operating income of $13 million for the quarter ended March 31, 1999, increases of $34 million (28.3%), and $2 million (18.2%), respectively. The strong improvement is due to increased sales of spring and winter tools, the March 1999 acquisition of True Temper, the May 1998 acquisition of the metal components fabrication business and reduced losses at the ladder operations. These improvements were partially offset by losses in connection with the elimination of a facility at the window operations. Spear & Jackson's results were comparable to the prior year, however the division is being affected by weak economic conditions in the UK retail and industrial markets.

      The Diversified Operations had sales of $205 million and operating income of $23 million for the quarter ended March 31, 1999, decreases of $23 million (10.1%) and $8 million (25.8%), respectively. The vacuum cleaner business continued to experience lower sales in both the domestic and international markets. Sales in the textile business were affected by the elimination of the lace product line in the fourth quarter of the prior fiscal year and reduced shipments of active wear fabrics. The automotive leather business experienced lower sales and improved operating income as a result of reduced scrap pricing and management's decision to eliminate low-margin business. Operating income at the footwear operations declined due to pricing pressures in the infant shoe line, lower volumes in safety shoes and discount selling programs.

Discontinued Operations

            During April 1999, the Company completed the sale of its investment in Teardrop Golf. The Company realized a $1 million net of tax gain from the sale, which will be recorded, as a gain from discontinued operations during the third quarter of fiscal 1999.

      The Company had a loss from discontinued operations of $14 million, net of tax, consisting of the estimated loss on disposal of Ertl of $12 million and a loss from the operations of Ertl of $2 million during the quarter.

      In January of 1999, the Company completed the sale of its remaining interest in the Power Systems Segment for gross proceeds of approximately $30 million. No gain or loss was recorded on the transaction due to uncertainties related to contingent liabilities regarding this transaction and other matters.

      For the quarter ended March 31, 1998, the Company had a loss from discontinued operations of $3 million, net of tax, consisting of a loss on disposal of $4 million and income from operations of discontinued operations of $1 million. Discontinued operations as of March 31, 1998 consisted of Ertl and the Company's outdoor furniture operations.

      Management does not expect discontinued operations to have a material impact on the future operations or liquidity of the Company.

Interest and Taxes

      Interest expense was $19 million for the quarter ended March 31, 1999, a $2 million (11.8%) increase from the comparable period of fiscal 1998. The increase is primarily due to higher average level of outstanding debt, partially offset by a lower average interest rate. Interest income was $1 million for the quarter ended March 31, 1999, a $1 million decrease from the comparable period of fiscal 1998.

      The provision for income taxes on continuing operations was $22 million for the quarter ended March 31, 1999, on pre-tax income of $54 million (an effective tax rate of approximately 40%) as compared to a $25 million provision on pre-tax income of $61 million (an effective tax rate of approximately 41%) in the comparable period of fiscal 1998. The decrease in the effective tax rate is attributable to continued tax planning.

Six Months Ended March 31, 1999
Compared to Six Months Ended March 31, 1998

      The Company had sales of $1,598 million and operating income of $125 million for the six months ended March 31, 1999. Sales increased $113 million (7.6%) and operating income decreased $13 million (9.4%) compared to the same period of fiscal 1998.

      The Bath and Plumbing Products Operations had sales of $558 million and operating income of $57 million for the six months ended March 31, 1999, increases of $79 million (16.5%) and $6 million (11.8%), respectively, from the same period of fiscal 1998. Continued strength in the domestic and European bath operations increased sales and profits. The June 1998 acquisition of Sundance Spas increased sales, while Asia and Latin America continued to have a negative affect on results. The Zurn Plumbing Operations were impacted by a strong first quarter in the North American HVAC business, competitive market conditions in the European HVAC business and increased first quarter costs and variances from a model change and plant reconfiguration which improved during the second quarter.

      The Lighting Products Operations had sales of $387 million and operating income of $20 million for the six months ended March 31, 1999, an increase of $8 million (2.1%) and a decrease of $4 million (16.7%), respectively. Continued weakness and pricing pressure in the domestic indoor fluorescent and recessed lighting markets and economic and weather conditions in Germany had a negative affect on results, while strength in the outdoor and residential lighting businesses improved sales and contributed to operating income.

      The Hardware and Tools Operations had sales of $255 million and operating income of $17 million for the six months ended March 31, 1999, increases of $66 million (34.9%), and $3 million (21.4%), respectively. Ames operating results were flat due to a difficult first quarter offset by a second quarter turnaround. Spear & Jackson, acquired in December 1997, contributed to the increase in sales, but weak economic conditions caused operating income to be flat. True Temper acquired in March of 1999, had a positive affect on sales, while the inclusion of the metal components fabrication business acquired in May 1998, contributed to both sales and operating income. The ladder operations contributed increased sales volume and reduced costs improving operating income. Operating losses were incurred as a result of the elimination of a facility at the window operations.

      The Diversified Operations had sales of $398 million and operating income of $42 million for the six months ended March 31, 1999, decreases of $40 million (9.1%) and $20 million (32.3%), respectively. Lower sales in both the domestic and international vacuum cleaner markets negatively impacted operating income. Lower sales due to soft market conditions for safety shoes and infant footwear reduced operating income at the footwear operations, while the inclusion of a non-recurring favorable environmental settlement in the prior year also affected comparability. The elimination of the lace product line in the fourth quarter of the prior fiscal year, pricing pressures and reduced shipments of active wear fabrics resulted in lower sales in the textile operations. Sales at the automotive business were lower due to management's decision to eliminate some low margin business while operating income increased due to reduced costs, partially offset by lower scrap pricing.

Discontinued Operations

      During the six months ended March 31, 1999, the Company had a loss from discontinued operations of $13 million, net of tax, consisting of the estimated loss on disposal of Ertl of $12 million and a loss from the operations of Ertl of $1 million.

      For the six months ended March 31, 1998, the Company had a net loss on disposal of discontinued operations of $4 million and income from operations of discontinued operations of $4 million. Discontinued operations as of March 31, 1998 consisted of Ertl and the Company's outdoor furniture operations.

Interest and Taxes

      Interest expense was $37 million for the six months ended March 31, 1999, a $4 million (12.1%) increase from the comparable period of fiscal 1998. The increase is primarily due to higher average level of outstanding debt, partially offset by a lower average interest rate. Interest income was $2 million for the six months ended March 31, 1999, a $2 million decrease from the comparable period of fiscal 1998.

      The provision for income taxes on continuing operations was $36 million for the six months ended March 31, 1999, on pre-tax income of $90 million (an effective tax rate of approximately 40%) as compared to a $46 million provision on pre-tax income of $110 million (an effective tax rate of approximately 42%) in the comparable period of fiscal 1998. The decrease in the effective tax rate is attributable to continued tax planning.

Liquidity and Capital Resources

      The Company's primary sources of liquidity and capital resources are cash and cash equivalents, cash provided from operations and available borrowings under the Company's revolving credit facility.

      Cash from operating activities of continuing operations was $16 million and $21 million for the six months ended March 31, 1999 and 1998, respectively. The decrease in cash flows from continuing operations resulted from a decrease in income from continuing operations and increased working capital requirements in certain businesses, offset by non cash depreciation and amortization.

      Cash provided by discontinued operations of $23 million for the six months ended March 31, 1999, was a result of reduced working capital requirements at Ertl. Cash used by discontinued operations of $58 million for six months ended March 31, 1998 consisted of tax payments related to the sale of certain discontinued operations and seasonal working capital requirements of the outdoor furniture operations.

      Investing activities used net cash of $195 million in the six months ended March 31, 1999, which primarily consisted of net cash of $168 million used for acquisitions, $49 million of capital expenditures, offset by the net proceeds from the sale of the remaining interest in the Power System Segment. In the six months ended March 31, 1998, the Company used net cash of $120 million, which primarily consisted of net cash of $103 million used for acquisitions, $46 million of capital expenditures, offset by $10 million in proceeds from the sale of Tommy Armour Golf, $12 million from the sale of property, plant and equipment, and $9 million from the sale of excess real estate.

      Financing activities provided net cash of $159 million in the six months ended March 31, 1999. This included proceeds from long-term debt in excess of repayments of $253 million, dividend payments of $10 million, and the purchase of $80 million of the Company's common stock for treasury. In the corresponding period of the prior year financing activities provided net cash of $154 million which included proceeds from long-term debt in excess of repayments of $190 million, the purchase of $35 million of the Company's common stock for treasury, $12 million in proceeds from the exercise of options and dividend payments of $10 million.

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

      During the six months ended March 31, 1999, the Company paid approximately $10 million, principally severance, related to its restructuring plan announced in fiscal 1998. There have been no material changes in the nature or costs of the restructuring.

      In February 1999, the Board of Directors authorized a share repurchase program to permit the purchase of up to $100 million of the outstanding stock of the Company, which was completed by April 1999. In April 1999, the Board of Directors authorized a second share repurchase program to permit the purchase of up to an additional $100 million of the outstanding stock of the Company. These purchases may be made at prices deemed acceptable to management. The funding for the repurchase program will be from cash provided from operations and available borrowings under the Company's existing credit facilities.

Year 2000 Readiness Disclosure

      Many computer systems and other equipment with embedded technology use only two digits to define the applicable year and may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in failures or miscalculations causing disruptions of normal business activities and operations (the "Year 2000 issue").

      The Company is actively addressing the Year 2000 issue. The compliance program is led by information technology staff at each operating company, with assistance from the finance and manufacturing staffs and outside technology consultants where necessary. Progress is being monitored by each operating company president and reported to USI management. The Company uses outside technology consultants to provide independent reviews of Year 2000 readiness. The independent reviews of Year 2000 readiness by these consultants have been completed for most operating companies, with the remaining reviews scheduled for completion by June 1999.

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

      The Company has completed an assessment of its critical IT systems and, as a result, the operating companies have decided to modify, upgrade or replace portions of their systems. The remediation efforts achieved significant progress to date, and remain underway. The Company expects that the remediation, testing and implementation of all critical IT systems will be completed by November 1999. The Company is continuing the process of assessing and remediating critical non-IT systems, as well, and expects that the assessment, remediation, testing and implementation phases with respect to such systems will be completed by the fourth quarter of calendar year 1999.

      Year 2000 costs for computer equipment, software and outside consultants incurred through March 31, 1999 are approximately $30 million, of which $5 million was expensed and $25 million was capitalized. Estimated future costs to complete the Year 2000 program are $12 million, of which $6 million are expected to be expensed as incurred and the remaining $6 million are expected to be capitalized. These costs have been, and will continue to be, funded from operating cash flow and available credit facilities. Most of the costs are for new systems and improved functionality. These costs include approximately $6 million of internal payroll costs for employees who are involved in the Year 2000 program.

      The Company is developing contingency plans to address the possibility of failure by the Company or third parties to complete their Year 2000 initiatives on a timely basis. The Company expects the plans to be completed by June 1999, with further refinements anticipated through the end of calendar year 1999 based on the Company's ongoing evaluation of its readiness as well as the status of compliance by third parties. Such contingency plans may include using alternative processes, such as manual procedures to substitute for non-compliant systems; arranging for alternate suppliers and service providers; increasing inventory levels; and developing procedures internally and in conjunction with significant third parties to address compliance issues as they arise.

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

Recent Development

      On May 18, 1999 the Board of Directors of the Company announced that it had approved a spinoff of its diversified businesses to the Company's shareholders. These businesses include Rexair, Inc. ("Rainbow" brand vacuum cleaners); Garden State Tanning, Inc. and Leon Plastics, Inc. (automotive interiors); EJ Footwear Corp. (including Georgia Boot Inc., Trimfoot Co. (infant footwear) and Lehigh Safety Shoe Company (industrial protective footwear)); Huron Inc. and Bearing Inspection, Inc. (precision engineering products); Bilt Best Products, Inc; Native Textiles Inc. and Jade Technologies Singapore Ltd. Such entities had combined revenues and operating income of approximately $890 million and $108 million, respectively, in fiscal 1998. Excluding the diversified businesses, the Company had revenues of $2.2 billion and operating income of $216 million in fiscal 1998.

      It is anticipated that the Company will receive approximately $600 million of proceeds from new third party financings by the new Diversified company, principally through its repayment of existing intercompany debt owed to the Company. The Company will use these proceeds to reduce its outstanding debt, make acquisitions for its core businesses and continue its share repurchase program. Completion of the spinoff is subject to the receipt of a ruling from the Internal Revenue Service that the distribution will be tax free to Company shareholders, which the Company anticipates will be received prior to calendar year end. Mr. John Raos, President and Chief Operating Officer of the Company, will resign his position to become Chairman and Chief Executive Officer of the Diversified company. It is expected that an Information Statement about the new company will be filed with the Commission in June, providing additional details.

Outlook

      Management remains comfortable that earnings per diluted share from continuing operations for the full year will be in the range of $1.55 to $1.65.

Item 3.Quantitative and Qualitative Disclosures about Market Risk.

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

      The Company utilized foreign currency-denominated borrowings to selectively hedge its net investments in subsidiaries in foreign countries. Such borrowings at March 31, 1999 are denominated in German marks, British pounds, Dutch guilders and Hong Kong dollars. A 10% change in the relevant currency exchange rates is estimated to have an impact of $18 million on the fair value of such borrowings. This quantification of the Company's exposure to the market risk of foreign exchange sensitive financial instruments is necessarily limited, as it does not take into account the offsetting impact of the company's underlying investment exposures.

      The Company is also exposed to foreign currency exchange risk related to its international operations as well as its U.S. businesses which import or export goods. The Company has made limited use of financial instruments to manage this risk.

PART II.      OTHER INFORMATION.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      4.1(a) First Supplemental Indenture, dated as of April 30, 1999, among the
             Company, USI Global Corp., USI American Holdings, Inc., USI Atlantic Corp. and The First National Bank of Chicago, as Trustee.*

      4.1(b) Second Supplemental Indenture, dated as of April 30, 1999, among the Company, USI Global Corp., USI American Holdings, Inc., USI Atlantic Corp. and The Chase Manhattan Bank, as Trustee.*

      10.1 First Amendment and Consent, dated as of April 22, 1999, among the Company, USI American Holdings, Inc., USI Atlantic Corp., USI Global Corp., Various Banks named therein, Bank of America National Trust and Savings Association, as Issuing Bank, Swingline Bank and Agent, and BA Securities, Inc., as Arranger.*

      27.1   Financial Data Schedule*

----------

* Filed herewith.

(b)   Reports on Form 8-K

      None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        U.S. INDUSTRIES, INC.

Date: May 18, 1999
                                        /s/ James O'Leary
                                        -------------------------------------
                                        James O'Leary
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)


                                        /s/ Robert P. Noonan
                                        -------------------------------------
                                        Robert P. Noonan
                                        Corporate Controller
                                        (Principal Accounting Officer)