Form 10-K/A
period 1998-10-03
US INDUSTRIES INC /DE
filed 1999-06-03
CIK 1056874

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K/A

                               (AMENDMENT NO. 3)

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days: Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at April 30, 1999 (based on the last reported sale price of such stock on the New York Stock Exchange on such date):
$1,636,471,726

    On April 30, 1999, the registrant had outstanding 92,535,997 shares of Common Stock.
                       DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

EXPLANATORY NOTE

      This Amendment No. 3 on Form 10-K/A to the Annual Report on Form 10-K of U.S. Industries, Inc. (the "Company") is being filed solely to reflect The Ertl Company, a former wholly owned subsidiary of the Company, as a discontinued operation and amends and restates in their entirety Items 1, 6, 7 and 8.


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

    References to a fiscal year are to the applicable fiscal year ended on the Saturday nearest September 30 and reflect a 52 or 53-week period. This Report references trademarks of the Company such as JACUZZI, ZURN, ELJER, U.S. BRASS, AMES, RAINBOW AND KELLER, as well as other trade names and product names. SIEMENS is a registered trademark of Siemens AG, of which the Company is a licensee.

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

BACKLOG ORDERS

         The Company's backlogs believed to be firm as of September 30, 1998 and 1997 were as follows:

                                                           As of September 30
                                                              (in millions)

                                                              1998     1997
                                                              ----     ----

                  Bath and Plumbing Products                  $155     $164
                  Lighting Corporation of America               75       41
                  Hardware and Tools                            13       11
                  Diversified                                   65       69
                                                              ----     ----
                  Total Backlogs                              $308     $285
                                                              ====     ====

EXPORT AND INTERNATIONAL OPERATIONS

    Certain of the Company's domestic businesses generate revenue from export sales and/or revenue from operations conducted outside the United States. Export sales amounted to 10%, 13% and 13% of total revenues in fiscal 1998, 1997 and 1996, respectively, principally reflecting sales by Rexair to foreign distributors of Rainbow products in numerous countries, and sales by Garden State Tanning to Japanese automobile manufacturers. Revenue from foreign operations amounted to 20%, 11% and 9% of total revenues in fiscal 1998, 1997 and 1996, respectively, principally reflecting certain Jacuzzi operations, Spear & Jackson and SiTeco during fiscal 1998. Identifiable assets of foreign operations represented approximately 23%, 10% and 8% of total identifiable assets at September 30, 1998, 1997 and 1996, respectively. Foreign identifiable assets at September 30, 1998 principally reflect certain assets of Jacuzzi, SiTeco and Spear & Jackson. Certain businesses obtain a significant amount of finished goods from unaffiliated suppliers in East Asia.

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

ITEM 6. SELECTED FINANCIAL DATA

    The following tables sets forth the consolidated (combined) historical selected financial data of the Company.

                                                                               FOR THE FISCAL YEARS ENDED SEPTEMBER 30,
                                                                       ---------------------------------------------------------
                                                                        1998 (1)      1997       1996      1995 (5)      1994
                                                                       -----------  ---------  ---------  -----------  ---------

                                                                                    (IN MILLIONS, EXCEPT PER SHARE)
INCOME STATEMENT DATA:
Net sales............................................................   $   3,135   $   2,521  $   2,169   $   1,974   $   1,853
Operating income.....................................................         142         268        238          93         164
Income (loss) from continuing operations.............................           3         125        103         (50)         32
Net income (loss)....................................................         (44)        252        138         (72)         87
Income from continuing operations per share (2)
  Basic..............................................................         .03        1.35       1.08      --          --
  Diluted............................................................         .03        1.31       1.06      --          --
Net income (loss) per share (2)
  Basic..............................................................        (.46)       2.73       1.45      --          --
  Diluted............................................................        (.45)       2.64       1.42      --          --
Cash dividend declared per share (4).................................         .20         .05     --          --          --

BALANCE SHEET DATA (AT PERIOD END):
Cash and cash equivalents............................................   $      44   $      67  $      57   $      67   $      34
Working capital......................................................         876         731        779         807       1,188
Total assets.........................................................       2,776       2,499      2,477       2,203       2,566
Total debt (3).......................................................         966         746        930       1,000         997
Stockholders' equity/Invested capital................................         960         950        758         643       1,022

------------------------------

(1) The fiscal year ended September 30, 1998 included non-recurring and unusual after-tax charges of $131 million of merger, restructuring and other costs, $7 million to write-off interest rate protection agreements, $34 million to discontinue a business, and $5 million associated with the refinancing of Zurn's outstanding indebtedness, totaling $177 million.

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

                                                                           FOR THE FISCAL YEARS ENDED
                                                                                  SEPTEMBER 30,
                                                                         -------------------------------
                                                                           1998       1997       1996
                                                                         ---------  ---------  ---------
                                                                                  (IN MILLIONS)
NET SALES
Bath and Plumbing Products.............................................  $   1,105  $     879  $     685
Lighting Corporation of America........................................        766        538        508
Hardware and Tools.....................................................        430        308        238
Diversified............................................................        834        796        738
                                                                         ---------  ---------  ---------
  TOTAL NET SALES......................................................  $   3,135  $   2,521  $   2,169
                                                                         ---------  ---------  ---------
                                                                         ---------  ---------  ---------
OPERATING INCOME (LOSS) (1)
Bath and Plumbing Products.............................................  $      93  $     101  $      88
Lighting Corporation of America........................................         52         42         36
Hardware and Tools.....................................................         (2)        34         31
Diversified (2)........................................................         31        118        110
                                                                         ---------  ---------  ---------
Operating income before corporate expenses.............................        174        295        265
Corporate expenses.....................................................        (32)       (27)       (27)
                                                                         ---------  ---------  ---------
  TOTAL OPERATING INCOME...............................................  $     142  $     268  $     238
                                                                         ---------  ---------  ---------
                                                                         ---------  ---------  ---------

------------------------------

(1) Operating income (loss) for the year ended September 30, 1998 includes merger, restructuring and other related costs of $142 million and product change costs in connection with the restructuring of approximately $11 million. (See Note 5 to the Consolidated Financial Statements.) Operating income (loss) for the USI Bath and Plumbing Products, Lighting Corporation of America, USI Hardware and Tools, USI Diversified Operations and Corporate expenses include merger, restructuring and other charges of $40, $3, $37, $66 and $7 million, respectively.

(2) Fiscal 1998 and 1997 operating income for the USI Diversified Operations includes $(3) and $2 million, respectively of equity (loss) earnings from the Company's investment in UPI. Fiscal 1998 equity (loss) includes a charge associated with an impairment of a UPI subsidiary of $4 million.

FISCAL 1998 COMPARED TO FISCAL 1997

    The Company had sales of $3,135 million in fiscal 1998, an increase of $614 million (24.4%). The operating income for the year was $142 million compared to $268 million in the prior year. The current year's operating income includes merger, restructuring and other charges of $153 million which are discussed below. Excluding these non-recurring and unusual charges, operating income would have been $295 million, an increase of $27 million (10.1%).

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

    USI Diversified Operations had sales of $834 million and operating income of $31 million, an increase of $38 million and a decrease of $87 million, respectively, from the prior year. Operating income in the current year includes total charges of $66 million consisting of (i) impairments of goodwill at the automotive leather tanning business, (ii) obsolescence, severance and impairment charges at the vacuum cleaner operations incurred in connection with management changes and the changeover to a new model, (iii) severance and impairment charges in the footwear operations incurred in connection with the closure of a manufacturing facility, (iv) severance and other charges in the Company's plastic automotive business incurred in connection with the discontinuance of a business line and (v) severance, impairment and obsolescence charges incurred in connection with the elimination of a product line in the Company's textile operations. Excluding these charges operating income in the current year would have been $97 million, a decrease of $21 million from the prior year. The decrease in sales and operating profit, excluding these charges, is primarily due to lower sales of vacuum cleaners. Operating income in the vacuum cleaner business declined due to lower sales, particularly in certain foreign markets, which were affected by the strength of the dollar. Domestic vacuum cleaner sales were adversely affected by dealers' difficulties in recruiting sales representatives due to low unemployment rates. Operating profits were also negatively impacted by lower sales of western footwear and plastic automotive components and increased price concessions and reduced scrap prices in the automotive leather division and the Company's equity share of an impairment charge recorded by UPI. These unfavorable factors were partially offset by increased sales and operating income in the refurbished aircraft bearing business, the January 1998 acquisition of the Philips leadframe business, and a favorable settlement of certain environmental obligations in the footwear operations.

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

    The restructuring plan includes the closing of certain manufacturing and warehouse facilities in the bath and plumbing products, shoe and lighting operations. The closure of the remainder of these facilities will occur at various dates through December 1999. The production and distribution activities of these facilities will be either outsourced, relocated off-shore, or consolidated into existing facilities. The restructuring plan included a reduction in the work force by approximately 700 employees, which included salaried and administrative employees at the restructured facilities as well as administrative and executive employees. As of September 30, 1998 approximately 300 employees had been terminated. In certain cases severance and related benefits will be paid subsequent to the termination date.

    The restructuring is not anticipated to have a significant impact on the ongoing operations during the periods that manufacturing is transitioned from the facilities to be closed. The expected benefits from the restructuring are primarily reduced depreciation; reduced fixed costs associated with leased facilities and reduced compensation costs. The final anticipated benefit will be approximately $8 million per annum and realized subsequent to the completion of all plans. The Company expects that approximately 50% of the annual benefit will be realized in fiscal 1999 and substantially all of the benefit will be realized in fiscal 2000 and thereafter.

    The merger, integration and other costs also includes investment banking, legal and accounting fees and other miscellaneous costs, as well as costs related to change-in-control payments to certain Zurn employees.

    The principal components of the merger, restructuring and other related costs are:

                                                                                   (IN MILLIONS)
                                                                                   -------------
Impairment of goodwill...........................................................    $      83
Lease obligations and impairment of equipment....................................           11
Merger, integration and other costs..............................................           26
Severance and related costs......................................................           22
                                                                                         -----
  Total..........................................................................    $     142
                                                                                         -----
                                                                                         -----

Cash charges.....................................................................    $      52
Non-cash charges.................................................................           90
                                                                                         -----
  Total..........................................................................    $     142
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

    In addition to the $142 million of merger, restructuring and other related costs, the Company has incurred $11 million of product change costs related to the elimination of product lines and the reduction of manufacturing and warehouse facilities at its operations which have been restructured.

    After an income tax benefit of $22 million, the charges detailed above impact the results from continuing operations for the period ended September 30, 1998 by $131 million.

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

    The provision for income taxes was $75 million on pre-tax income of $78 million (a 96.1% effective rate) for fiscal 1998 compared to $94 million on pre-tax income of $219 million (42.9% effective rate) from the prior fiscal year. The current year includes the impact of goodwill impairment and nondeductible non-recurring charges. Excluding these items the effective rate would have been approximately 41%.

    DISCONTINUED OPERATIONS AND EXTRAORDINARY LOSS

    For fiscal 1998, the Company recorded a loss from discontinued operations of $42 million, net of tax, which primarily consisted of the loss for the Company's outdoor furniture operations, which was sold in September 1998, and the income of Ertl, the Company's toy operations. When the Company acquired Sunlite, the Company's outdoor casual furniture business, in March 1997 for $60 million, it anticipated it would have to reorganize Sunlite's manufacturing operation and improve customer relations. Sunlite was a seasonal business with a selling season primarily in the second and third fiscal quarters. As the business entered the 1998 selling season, the operations were negatively impacted by manufacturing problems arising from plant consolidations and customer reluctance to place orders. The Company conducted an assessment of the business to determine the future viability of Sunlite during the third fiscal quarter. As a result of its assessment, the Company adopted a plan to dispose of Sunlite. The Company sold Sunlite for a nominal amount and recorded a pre-tax loss in conjunction with impairments and the sale of $41 million. The Company adopted a formal plan to dispose of Ertl in the second quarter of fiscal 1999. Ertl was sold in April 1999 for gross proceeds of approximately $105 million subject to a post closing adjustment. This resulted in a net-of-tax loss of $12 million recorded in March 1999. The Company has restated its financial statements to reflect this business as a discontinued operation.

    In the prior year, the Company reported income from discontinued operations of $129 million, net of tax, consisting of net gains on disposals of discontinued operations of $113 million and income from operations of discontinued operations of $16 million. The gains on dispositions resulted from the sales of Tubular Textile Machinery, SCM Metal Products, Inc., the assets of QPF, Inc. and Odyssey Golf, partially offset by losses on the sales of Lynx Golf, the Power Transmission Segment and portions of the Power Systems Segment. The income from operations of discontinued operations consisted of the results of the above companies, the Armour Golf Operations (Tommy Armour Golf and Odyssey Golf), SunLite Casual Furniture and Ertl.

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

FISCAL 1997 COMPARED TO FISCAL 1996

    The Company had sales of $2,521 million and operating income of $268 million in fiscal 1997, increases of $352 million (16.2%) and $30 million (12.6%), respectively, from fiscal 1996.

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

    USI Diversified operations had sales of $796 million and operating income of $118 million, increases of $58 million (7.9%) and $8 million (7.3%), respectively. The significant increase in operating income was primarily due to the increases in textile, metal automotive components and bearing refurbishment businesses, partially offset by declines in vacuum cleaner sales and footwear operations. Improved tricot sales, reduced provisions for lace inventories and better manufacturing performance contributed to the improved textile operations. Domestic and international vacuum cleaner unit sales were lower due to continued weakness in the domestic market and weather related problems and weakness in the international market. Sales and operating profits in the footwear operations suffered from the absence of promotional programs in child and infant shoe categories that positively affected fiscal 1996. Sales in the automotive leather products operations increased significantly, however the market was highly competitive during the year reducing profitability that was also affected by the poor quality of hides available in the marketplace.

    DISCONTINUED OPERATIONS AND EXTRAORDINARY LOSS

    In fiscal 1996, the Company had income from discontinued operations of $60 million, net of tax, consisting of net gains on disposals of discontinued operations of $58 million and income from operations of discontinued operations of $2 million. The gains resulted from the sales of Office Group America, Inc., Blue Mountain Industries, Farberware, Inc., Spartus Electronics Corporation, Piedmont Moulding Corporation, Jade Holdings, Inc., Universal Gym Equipment, Inc. and Franklin Dyed Yarns for total cash consideration of $241 million and notes of $6 million, which resulted in gains of $68 million, net of tax. This was offset by a charge of $2 million, net of a tax benefit of $1 million, to reduce the carrying value of the Company's equity investment in Ground Round to its estimated realizable value and losses of $8 million, net of a tax benefit of $1.6 million, on the sale of Lynx Golf, Power Transmission Segments and portions of the Power Systems Segment for total consideration of $68 million. The income from operations of discontinued operations consisted of the results of the above named companies, as well as companies discontinued in subsequent years.

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

    The provision for income taxes for continuing operations totaled $94 million for fiscal 1997 on pre-tax income of $219 million (a 42.9% effective tax rate) compared to a $82 million provision on pre-tax income of $185 million for fiscal 1996 (a 44.3% effective rate). The lower tax rate was primarily attributable to the increased utilization of foreign tax credits.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary sources of liquidity and capital resources are cash and cash equivalents, cash provided from operations and available borrowings under the Company's revolving credit facility.

    Net cash provided by operating activities of continuing operations was $106 million and $110 million for the year ended September 30, 1998 and 1997, respectively. The decrease is due to the $31 million of cash disbursed in connection with the merger, restructuring and other charges.

    Cash used in discontinued operations of $30 million in the year ended September 30, 1998 is primarily due to the Company's outdoor furniture operations and tax payments in connection with the sale of discontinued operations partially offset by cash provided by the Company's discontinued toy operations. Net cash used in discontinued operations of $70 million in the year ended September 30, 1997, primarily relates to the operations of SunLite and the Power Systems Segment, partially offset by cash provided by the Company's discontinued toy operations.

    Investing activities used net cash of $228 million and provided net cash of $114 million in fiscal 1998 and 1997, respectively. Fiscal 1998 included net cash used for acquisitions including SiTeco, Spear & Jackson, Sundance and the Philips leadframe and metal components operations, funding the U.S. Brass Trust and capital expenditures, partially offset by the cash proceeds from the sale of net assets held for disposition and sales of excess real estate. The prior year included proceeds from the sale of net assets held for disposition, partially offset by capital expenditures. The prior year also included net cash used for the acquisitions of Eljer, SunLite, Woodings-Verona, IXL Manufacturing Company, Inc. and Britains Petite.

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

    Year 2000 costs for computer equipment, software and outside consultants incurred through September 30, 1998 are approximately $13 million, of which $2 million was expensed and $11 million was capitalized. Estimated future costs to complete the Year 2000 program are $23 million, of which $5 million are expected to be expensed as incurred and the remaining $18 million are expected to be capitalized. These costs have been, and will continue to be, funded from operating cash flow and available credit facilities. Most of the costs are for new systems and improved functionality. These costs exclude internal costs, principally related to payroll costs for its employees who are involved in the Year 2000 program, which are not separately tracked by the Company.

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

    See Item 7, Managements Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of U.S. Industries, Inc.

    We have audited the consolidated balance sheets of U.S. Industries, Inc. (the "Company") as of September 30, 1998 and 1997 and the related consolidated statements of operations, cash flows, and changes in stockholders' equity for each of the three years in the period ended September 30, 1998. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the management of the Company. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of certain subsidiary companies (U.S. Industries' Automotive Group and Jacuzzi Companies in 1997 and 1996) which statements reflect 22% of consolidated total assets as of September 30, 1997, and 29% and 28% of consolidated revenues for the years ended September 30, 1997 and 1996, respectively. Those statements and Schedule II information were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for these companies in 1997 and 1996, is based solely on the report of the other auditors.

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

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
November 14, 1997

                             U.S. INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                         (IN MILLIONS EXCEPT PER SHARE)

                                                                                         FOR THE FISCAL YEARS ENDED
                                                                                                SEPTEMBER 30,
                                                                                       -------------------------------
                                                                                         1998       1997       1996
                                                                                       ---------  ---------  ---------
Net sales............................................................................  $   3,135  $   2,521  $   2,169
Operating costs and expenses:
  Cost of products sold..............................................................      2,202      1,739      1,488
  Selling, general and administrative expenses.......................................        649        514        443
  Goodwill impairment and non-recurring and unusual charges..........................        142     --         --
                                                                                       ---------  ---------  ---------
      Operating income...............................................................        142        268        238
Interest expense.....................................................................         69         59         64
Interest income......................................................................         (8)        (7)       (11)
Gain on sale of subsidiary shares....................................................     --             (1)    --
Other (income) expense, net..........................................................          3         (2)    --
                                                                                       ---------  ---------  ---------
Income before income taxes, discontinued operations and extraordinary loss...........         78        219        185
Provision for income taxes...........................................................         75         94         82
                                                                                       ---------  ---------  ---------
      Income from continuing operations..............................................          3        125        103
                                                                                       ---------  ---------  ---------
Discontinued operations:
  Income (loss) from operations (net of income taxes of ($9), $11 and $3)............        (35)        16          2
  Gain (loss) on disposals (net of income taxes of ($4), $68 and $8).................         (7)       113         58
                                                                                       ---------  ---------  ---------
  Income (loss) from discontinued operations.........................................        (42)       129         60
                                                                                       ---------  ---------  ---------
Income (loss) before extraordinary loss..............................................        (39)       254        163
Extraordinary loss from early extinguishment of debt (net of income tax benefits of
  $3, $1 and $16)....................................................................         (5)        (2)       (25)
                                                                                       ---------  ---------  ---------
Net income (loss)....................................................................  $     (44) $     252  $     138
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
Earnings per basic share:
  Income from continuing operations..................................................  $     .03  $    1.35  $    1.08
  Income (loss) from discontinued operations.........................................       (.44)      1.40       0.63
  Extraordinary loss.................................................................       (.05)     (0.02)     (0.26)
                                                                                       ---------  ---------  ---------
  Net income (loss)..................................................................  $    (.46) $    2.73  $    1.45
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
Earnings per diluted share:
  Income from continuing operations..................................................  $     .03  $    1.31  $    1.06
  Income (loss) from discontinued operations.........................................       (.43)      1.35       0.62
  Extraordinary loss.................................................................       (.05)     (0.02)     (0.26)
                                                                                       ---------  ---------  ---------
  Net income (loss)..................................................................  $    (.45) $    2.64  $    1.42
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------

                See notes to consolidated financial statements.

                             U.S. INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                        (IN MILLIONS EXCEPT SHARE DATA)

                                                                                                   AT SEPTEMBER 30,
                                                                                                 --------------------
                                                                                                   1998       1997
                                                                                                 ---------  ---------
                                                       ASSETS
Current assets:
  Cash and cash equivalents....................................................................  $      44  $      67
  Trade receivables, net.......................................................................        609        452
  Inventories..................................................................................        539        443
  Deferred income taxes........................................................................         75        102
  Other current assets.........................................................................         73         53
  Net assets held for disposition..............................................................        143        228
                                                                                                 ---------  ---------
      Total current assets.....................................................................      1,483      1,345

Property, plant and equipment, net.............................................................        508        385
Deferred income taxes..........................................................................         16          8
Other assets...................................................................................        220        209
Goodwill, net..................................................................................        549        552
                                                                                                 ---------  ---------
                                                                                                 $   2,776  $   2,499
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------
                                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable................................................................................  $      15  $       4
  Current maturities of long-term debt.........................................................          4         41
  Trade accounts payable.......................................................................        247        171
  Accrued expenses and other liabilities.......................................................        301        326
  Income taxes payable.........................................................................         40         72
                                                                                                 ---------  ---------
      Total current liabilities................................................................        607        614

Long-term debt.................................................................................        947        701
Other liabilities..............................................................................        262        234
                                                                                                 ---------  ---------
      Total liabilities........................................................................      1,816      1,549
                                                                                                 ---------  ---------
Commitments and contingencies
Stockholders' equity:
  Common stock (par value $.01) per share, authorized 300,000,000 shares; issued 105,005,316
    and 101,109,040, respectively; outstanding 98,409,878 and 94,496,490, respectively)........          1          1
  Paid in capital..............................................................................        724        612
  Retained earnings............................................................................        406        470
  Unearned restricted stock....................................................................        (17)       (16)
  Other equity.................................................................................        (24)        (6)
  Treasury stock (6,595,438 and 6,612,550 shares, respectively) at cost........................       (130)      (111)
                                                                                                 ---------  ---------
      Total stockholders' equity...............................................................        960        950
                                                                                                 ---------  ---------
                                                                                                 $   2,776  $   2,499
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

                See notes to consolidated financial statements.

                             U.S. INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN MILLIONS)

                                                                                               FOR THE FISCAL YEARS ENDED
                                                                                                      SEPTEMBER 30,
                                                                                             -------------------------------
                                                                                               1998       1997       1996
                                                                                             ---------  ---------  ---------
OPERATING ACTIVITIES:
  Income from continuing operations........................................................  $       3  $     125  $     103
  Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
    Depreciation and amortization..........................................................         83         62         53
    Provision for deferred income taxes....................................................         20         24         11
    Provision for doubtful accounts........................................................          8          2          5
    Gain on sale of excess real estate.....................................................         (4)        (3)        (5)
    Gain on sale of subsidiary stock.......................................................     --             (1)    --
    Gain on sale of property, plant and equipment..........................................         (5)    --         --
    Goodwill impairment & non-recurring charges............................................         90     --         --
  Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
    Increase in trade receivables..........................................................        (91)       (23)       (19)
    Increase in inventories................................................................        (24)        (1)       (16)
    Decrease in other current assets.......................................................          3          8         29
    Increase in other non-current assets...................................................        (12)       (53)       (11)
    Increase (Decrease) in trade accounts payable..........................................         36        (17)        16
    Increase (Decrease) in income taxes payable............................................         11        (21)         1
    (Decrease) Increase in accrued expenses and other liabilities..........................         (6)         6        (13)
    (Decrease) Increase in other non-current liabilities...................................         (6)         4         (6)
    Other, net.............................................................................     --             (2)         1
                                                                                             ---------  ---------  ---------
    NET CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS.....................        106        110        149
                                                                                             ---------  ---------  ---------
  Income (loss) from discontinued operations...............................................        (42)       129         60
  Adjustments to reconcile income (loss) from discontinued operations to net cash used in discontinued operations:
    Loss (Gain) on disposal of discontinued operations.....................................          7       (113)       (58)
    Increase in net assets held for disposition............................................         (5)       (86)       (17)
                                                                                             ---------  ---------  ---------
    NET CASH USED IN DISCONTINUED OPERATIONS...............................................        (30)       (70)       (15)
                                                                                             ---------  ---------  ---------
    NET CASH PROVIDED BY OPERATING ACTIVITIES..............................................         76         40        134
                                                                                             ---------  ---------  ---------
INVESTING ACTIVITIES:
  Proceeds from sale of net assets held for disposition....................................         11        390        314
  Proceeds from sale of excess real estate.................................................         14         28         31
  Proceeds from sale of subsidiary stock...................................................     --              4     --
  Proceeds from collection of notes receivable.............................................          5     --              7
  Acquisition of companies, net of cash acquired...........................................       (173)      (260)      (239)
  Purchase of investment...................................................................         (7)        (1)       (12)
  Proceeds from sale of marketable securities..............................................     --             24          6
  Purchases of property, plant and equipment...............................................        (99)       (68)       (42)
  Proceeds from sale of property, plant and equipment......................................         34          2          4
  Other net................................................................................        (13)        (5)         2
                                                                                             ---------  ---------  ---------
    NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES....................................       (228)       114         71
FINANCING ACTIVITIES:
  Proceeds from long-term debt.............................................................      1,406      1,626      1,135
  Repayment of long-term debt..............................................................     (1,245)    (1,705)    (1,296)
  Proceeds from (repayment of) notes payable...............................................          5          4         (3)
  Payment of dividends.....................................................................        (21)        (4)        (5)
  Purchase of treasury stock...............................................................        (35)       (67)       (46)
  Proceeds from exercise of stock options..................................................         20          7     --
                                                                                             ---------  ---------  ---------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES....................................        130       (139)      (215)
Effect of exchange rate changes on cash....................................................         (1)        (5)    --
                                                                                             ---------  ---------  ---------
    NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS...................................        (23)        10        (10)
Cash and cash equivalents at beginning of year.............................................         67         57         67
                                                                                             ---------  ---------  ---------
    CASH AND CASH EQUIVALENTS AT END OF YEAR...............................................  $      44  $      67  $      57
                                                                                             ---------  ---------  ---------
                                                                                             ---------  ---------  ---------

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

                                                                   FOR THE FISCAL YEARS ENDED
                                                                         SEPTEMBER 30,
                                                                --------------------------------
                                                                  1998        1997       1996
                                                                ---------  ----------  ---------
                                                                         (IN MILLIONS)
NET SALES
  USI.........................................................  $   2,673  $    2,009  $   1,816
  Zurn........................................................        462         512        353
                                                                ---------  ----------  ---------
    COMBINED..................................................  $   3,135  $    2,521  $   2,169
                                                                ---------  ----------  ---------
                                                                ---------  ----------  ---------

INCOME (LOSS) FROM CONTINUING OPERATIONS
  USI.........................................................  $     (18) $      101  $      81
  Zurn........................................................         21          24         22
                                                                ---------  ----------  ---------
    COMBINED..................................................  $       3  $      125  $     103
                                                                ---------  ----------  ---------
                                                                ---------  ----------  ---------

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

    DEPRECIATION AND AMORTIZATION:

                                                                          FOR THE FISCAL YEARS ENDED
                                                                                 SEPTEMBER 30,
                                                                     -------------------------------------
                                                                        1998         1997         1996
                                                                        -----        -----        -----
                                                                                 (IN MILLIONS)
Depreciation.......................................................   $      59    $      41    $      34
Amortization of goodwill...........................................          19           15           12
Amortization of deferred financing costs...........................           1            1            2
Amortization of unearned restricted stock..........................           6            7            7
Amortization of deferred income....................................          (2)          (2)          (2)
                                                                            ---          ---          ---
                                                                      $      83    $      62    $      53
                                                                            ---          ---          ---
                                                                            ---          ---          ---

                             U.S. INDUSTRIES, INC.

NOTE 2--ACCOUNTING POLICIES (CONTINUED)
    TRADE RECEIVABLES AND CONCENTRATIONS OF CREDIT RISK:

                                                                               AT SEPTEMBER 30,
                                                                           ------------------------
                                                                              1998         1997
                                                                           -----------  -----------
                                                                                (IN MILLIONS)
Trade receivables........................................................   $     647    $     483
Allowance for doubtful accounts..........................................         (38)         (31)
                                                                                -----        -----
                                                                            $     609    $     452
                                                                                -----        -----
                                                                                -----        -----

    The Company operates in the United States and, to a lesser extent, in Europe, South America, Canada and Asia. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Credit losses have been within management's expectations.

    INVENTORIES:

                                                                               AT SEPTEMBER 30,
                                                                           ------------------------
                                                                              1998         1997
                                                                           -----------  -----------
                                                                                (IN MILLIONS)
Finished products........................................................   $     250    $     210
In-process products......................................................         109          103
Raw materials............................................................         180          130
                                                                                -----        -----
                                                                            $     539    $     443
                                                                                -----        -----
                                                                                -----        -----

    Inventories are valued at the lower of cost, determined under both the first-in, first-out and last-in, first-out methods, or market. The percentage of inventory under each method follows:

                                                                               AT SEPTEMBER 30,
                                                                           ------------------------
                                                                              1998         1997
                                                                           -----------  -----------
                                                                                (IN MILLIONS)
First-in, first-out (FIFO) method........................................         83%          76%
Last-in, first-out (LIFO) method.........................................         17%          24%

    The increase in the carrying value of the inventory if only the FIFO method, which approximates replacement costs, had been used, would be $4 million and $7 million at September 30, 1998 and 1997, respectively.

    PROPERTY, PLANT AND EQUIPMENT:

                                                                               AT SEPTEMBER 30,
                                                                           ------------------------
                                                                              1998         1997
                                                                           -----------  -----------
                                                                                (IN MILLIONS)
Land and buildings.......................................................   $     282    $     236
Machinery, equipment and furniture.......................................         628          503
Accumulated depreciation.................................................        (402)        (354)
                                                                                -----        -----
                                                                            $     508    $     385
                                                                                -----        -----
                                                                                -----        -----

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

    Goodwill is amortized straight-line over periods not exceeding forty years. Accumulated amortization aggregated $274 million and $279 million, at September 30, 1998 and 1997, respectively. Amortization and adjustments to the carrying value of goodwill amounted to $102 million, $15 million and $12 million for fiscal 1998, 1997 and 1996, respectively.

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

    ADVERTISING COSTS: Advertising costs are expensed as incurred. Such amounts totaled $46 million, $36 million and $32 million for fiscal 1998, 1997, and 1996, respectively.

    RESEARCH AND DEVELOPMENT COSTS: Research and development costs are expensed as incurred. Such amounts totaled $14 million, $10 million and $9 million for fiscal 1998, 1997 and 1996, respectively.

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

    The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculation:

                                                                     (FOR THE FISCAL YEAR ENDED
                                                                         SEPTEMBER 30, 1998)
                                                              -----------------------------------------
                                                                INCOME FROM
                                                                CONTINUING                   PER SHARE
                                                                OPERATIONS       SHARES       AMOUNT
                                                              ---------------  -----------  -----------
                                                                   (IN MILLIONS EXCEPT PER SHARE)
Earnings per basic share....................................     $       3           95.4    $     .03
Effect of dilutive securities
  Stock options.............................................                          1.5
  Nonvested stock...........................................                          1.3
                                                                     -----            ---        -----
Earnings per diluted share..................................     $       3           98.2    $     .03
                                                                     -----            ---        -----
                                                                     -----            ---        -----


                                                                     (FOR THE FISCAL YEAR ENDED
                                                                         SEPTEMBER 30, 1997)
                                                              -----------------------------------------
                                                                INCOME FROM
                                                                CONTINUING                   PER SHARE
                                                                OPERATIONS       SHARES       AMOUNT
                                                              ---------------  -----------  -----------
                                                                   (IN MILLIONS EXCEPT PER SHARE)
Earnings per basic share....................................     $     125           92.5    $    1.35
Effect of dilutive securities
  Stock options.............................................                          1.5
  Nonvested stock...........................................                          1.5
                                                                     -----            ---        -----
Earnings per diluted share..................................     $     125           95.5    $    1.31
                                                                     -----            ---        -----
                                                                     -----            ---        -----

                             U.S. INDUSTRIES, INC.

NOTE 2--ACCOUNTING POLICIES (CONTINUED)

                                                                     (FOR THE FISCAL YEAR ENDED
                                                                         SEPTEMBER 30, 1996)
                                                              -----------------------------------------
                                                                INCOME FROM
                                                                CONTINUING                   PER SHARE
                                                                OPERATIONS       SHARES       AMOUNT
                                                              ---------------  -----------  -----------
                                                                   (IN MILLIONS EXCEPT PER SHARE)
Earnings per basic share....................................     $     103           95.2    $    1.08
Effect of dilutive securities
  Stock options.............................................                          0.9
  Nonvested stock...........................................                          1.0
                                                                     -----            ---        -----
Earnings per diluted share..................................     $     103           97.1    $    1.06
                                                                     -----            ---        -----
                                                                     -----            ---        -----

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

                                                               FOR THE FISCAL YEARS ENDED
                                                                     SEPTEMBER 30,
                                                             ------------------------------
                                                                 1997            1996
                                                             -------------  ---------------
                                                             (IN MILLIONS EXCEPT PER SHARE)
Net Sales..................................................    $   2,641       $   2,482
Income from continuing operations..........................          123             105
Income before extraordinary loss...........................          252             165
Net income.................................................          250             140
Basic earnings per share
  Income from continuing operations........................         1.33            1.10
  Income before extraordinary loss.........................         2.72            1.74
  Net income...............................................         2.70            1.47
Diluted earnings per share
  Income from continuing operations........................         1.29            1.08
  Income before extraordinary loss.........................         2.64            1.70
  Net income...............................................         2.62            1.44

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

                             U.S. INDUSTRIES, INC.

    NOTE 3--ACQUISITIONS (CONTINUED) In May 1997, the Company purchased Britains Petite Limited ("Britains") for $9 million in cash, resulting in goodwill of approximately $5 million. Britains, located in Nottingham, England, is a manufacturer of military soldier collectibles, metal and plastic models of agricultural vehicles, figures, animals, buildings and accessories and preschool plastic toys. The results of Britains are included in the USI Diversified operations. See Note 16 regarding the Sale of Ertl in April 1999, which included Britains.

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

    Net assets held for disposition consists of the following:

                                                                           (In Millions)
                                                                          At September 30,
                                                                           1998      1997
                                                                           ----      ----
Net current assets....................................................     $ 68      $102
Property, plant and equipment.........................................       30        61
Other non-current assets and liabilities, net.........................       45        65
                                                                           ----      ----
Net assets held for disposition.......................................     $143      $228
                                                                           ----      ----
                                                                           ----      ----


    The following summarizes the operating results of the businesses classified as discontinued operations:

                                                                           FOR THE FISCAL YEARS ENDED
                                                                                  SEPTEMBER 30,
                                                                         -------------------------------
                                                                           1998       1997       1996
                                                                         ---------  ---------  ---------
                                                                                  (IN MILLIONS)
Net sales..............................................................  $227        $392        $739
Pre-tax income (loss)..................................................   (44)         27           5

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

    The restructuring plan includes the closing of certain manufacturing and warehouse facilities in the bath and plumbing products, toy, shoe and lighting operations. The closure of the remainder of these facilities will occur at various dates through December 1999. The production and distribution activities of these facilities will be either outsourced, relocated off-shore, or consolidated into existing facilities. The restructuring plan included a reduction in the work force by approximately 700 employees which included salaried and administrative employees at the restructured facilities as well as administrative and executive employees. As of September 30, 1998 approximately 300 employees had been terminated. In certain cases severance and related benefits will be paid subsequent to the termination date.

    The restructuring is not anticipated to have a significant impact on the ongoing operations during the periods that manufacturing is transitioned from the facilities to be closed. The expected benefits from the restructuring are primarily reduced depreciation; reduced fixed costs associated with leased facilities and reduced compensation costs. The final anticipated benefit will be approximately $8 million per annum and realized subsequent to the completion of all plans. The Company expects that approximately 50% of the annual benefit will be realized in fiscal 1999 and substantially all of the benefit will be realized in fiscal 2000 and thereafter.

    The merger, integration and other costs also includes investment banking, legal and accounting fees and other miscellaneous costs, as well as costs related to change-in-control payments to certain Zurn employees.

                             U.S. INDUSTRIES, INC.

NOTE 5--MERGER, RESTRUCTURING AND OTHER RELATED COSTS (CONTINUED)

    The principal components of the merger, restructuring and other related costs are:

                                                                                   (IN MILLIONS)
                                                                                   -------------
Impairment of goodwill...........................................................    $      83
Lease obligations and impairment of equipment....................................           11
Merger, integration and other costs..............................................           26
Severance and related costs......................................................           22
                                                                                         -----
  Total..........................................................................    $     142
                                                                                         -----
                                                                                         -----
Cash charges.....................................................................    $      52
Non-cash charges.................................................................           90
                                                                                         -----
  Total..........................................................................    $     142
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

    In addition to the $142 million of merger, restructuring and other related costs, the Company has incurred $11 million of product change costs related to the elimination of product lines and the reduction of manufacturing and warehouse facilities at its operations which have been restructured.

    After an income tax benefit of $22 million, the charges detailed above impact income from continuing operations for the period ended September 30, 1998 by $131 million.

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

    Net periodic pension cost for the Company's defined benefit plans covering employees in the United States and the total contributions charged to pension expense for defined contribution and multi-employer plans covering employees in the United States are:

                                                                       FOR THE FISCAL YEARS ENDED
                                                                              SEPTEMBER 30,
                                                                     -------------------------------
                                                                       1998       1997       1996
                                                                     ---------  ---------  ---------
                                                                              (IN MILLIONS)
Defined benefit plans:
Service cost--benefits earned during the period....................  $      14  $      12  $      13
Interest cost on projected benefit obligation......................         30         26         27
Actual return on plan assets.......................................        (17)      (118)       (66)
Net amortization and deferral......................................        (34)        77         26
                                                                           ---  ---------        ---
  Net periodic pension income for defined benefit plans............         (7)        (3)    --
Defined contribution plans.........................................          7          4          7
Multi-employer plans...............................................          2          2          2
                                                                           ---  ---------        ---
  Net pension expense..............................................  $       2  $       3  $       9
                                                                           ---  ---------        ---
                                                                           ---  ---------        ---

    Assumptions used in the accounting for the defined benefit plans were as follows:

                                               FOR THE FISCAL YEARS ENDED SEPTEMBER 30,
                                        ------------------------------------------------------
                                               1998               1997              1996
                                        ------------------  ----------------  ----------------
Weighted average discount
  rates...............................               6.75%     7.00 to 7.50%     7.50 to 7.75%
Rates of increase in compensation
  levels..............................      4.50% to 5.75%     4.10 to 4.50%     4.50 to 7.75%
Expected long-term rate of return on
  assets..............................        9.0 to 11.0%              9.0%              9.0%

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

    The funded status and amounts recognized in the consolidated balance sheets at September 30, 1998 and 1997 for the Company's defined benefit pension plans are:

                                                                         1998                               1997
                                                           --------------------------------  ----------------------------------
                                                             PLANS WHOSE      PLANS WHOSE      PLANS WHOSE       PLANS WHOSE
                                                            ASSETS EXCEED     ACCUMULATED     ASSETS EXCEED      ACCUMULATED
                                                             ACCUMULATED    BENEFITS EXCEED    ACCUMULATED     BENEFITS EXCEED
                                                              BENEFITS          ASSETS          BENEFITS           ASSETS
                                                           ---------------  ---------------  ---------------  -----------------
                                                                                      (IN MILLIONS)
Actuarial present value of benefit obligations:
  Vested benefit obligation..............................     $    (338)       $     (80)       $    (308)        $     (41)
  Nonvested benefit obligation...........................           (10)             (10)             (12)               (4)
                                                                  -----            -----            -----               ---
Accumulated benefit obligation...........................     $    (348)       $     (90)       $    (320)        $     (45)
                                                                  -----            -----            -----               ---
                                                                  -----            -----            -----               ---
Projected benefit obligation.............................     $    (381)       $     (95)       $    (351)        $     (50)
Plan assets at fair value................................           539               64              606                26
                                                                  -----            -----            -----               ---
Projected benefit obligation less than (or in excess of)
  plan assets............................................           158              (31)             255               (24)
Add (deduct):
  Unrecognized prior service cost........................             4               10                7                 4
  Unrecognized net (gain) loss...........................           (55)              16             (163)                7
  Unrecognized net asset at date of adoption, net of
    amortization.........................................            (5)          --                   (7)           --
  Adjustment required to recognize minimum liability.....        --                  (21)          --                    (6)
                                                                  -----            -----            -----               ---
Prepaid (accrued) pension costs..........................     $     102        $     (26)       $      92         $     (19)
                                                                  -----            -----            -----               ---
                                                                  -----            -----            -----               ---

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

                             U.S. INDUSTRIES, INC.

NOTE 9--LEASES

    Rental expense for operating leases is:

                                                                        FOR THE FISCAL YEARS ENDED SEPTEMBER
                                                                                         30,
                                                                        -------------------------------------
                                                                           1998         1997         1996
                                                                           -----        -----        -----
                                                                                    (IN MILLIONS)
Minimum rentals.......................................................   $      26    $      19    $      20
Contingent rentals....................................................           3            1    $       2
                                                                               ---          ---          ---
                                                                         $      29    $      20    $      22
                                                                               ---          ---          ---
                                                                               ---          ---          ---

    Future minimum rental commitments under noncancellable operating leases as of September 30, 1998 are:

                                                                                    (IN MILLIONS)
                                                                                   ---------------
1999.............................................................................     $      24
2000.............................................................................            18
2001.............................................................................            13
2002.............................................................................            10
2003.............................................................................             7
Thereafter.......................................................................            17

NOTE 10--INCOME TAXES

    Income before income taxes, discontinued operations and extraordinary loss consists of:

                                                                         FOR THE FISCAL YEARS ENDED
                                                                                SEPTEMBER 30,
                                                                      ---------------------------------
                                                                         1998        1997       1996
                                                                         -----     ---------  ---------
                                                                                (IN MILLIONS)
United States.......................................................   $      10   $     173  $     137
Foreign.............................................................          68          46         48
                                                                             ---   ---------  ---------
                                                                       $      78   $     219  $     185
                                                                             ---   ---------  ---------
                                                                             ---   ---------  ---------

    The provisions for federal, foreign, and state income taxes attributable to income from continuing operations consist of:

                                                                         FOR THE FISCAL YEARS ENDED
                                                                                SEPTEMBER 30,
                                                                      ---------------------------------
                                                                         1998        1997       1996
                                                                         -----     ---------  ---------
                                                                                (IN MILLIONS)
Current:
  Federal...........................................................   $      28   $      45  $      43
  Foreign...........................................................          23          17         22
  State.............................................................           4           8          6
                                                                             ---   ---------  ---------
                                                                              55          70         71
  Deferred..........................................................          20          24         11
                                                                             ---   ---------  ---------
                                                                       $      75   $      94  $      82
                                                                             ---   ---------  ---------
                                                                             ---   ---------  ---------

                             U.S. INDUSTRIES, INC.

NOTE 10--INCOME TAXES (CONTINUED)

    The Company's effective income tax provision attributable to continuing operations differs from the statutory federal income tax provision as follows:

                                                                           FOR THE FISCAL YEARS ENDED
                                                                                  SEPTEMBER 30,
                                                                       -----------------------------------
                                                                          1998        1997        1996
                                                                          -----     ---------     -----
                                                                                  (IN MILLIONS)
Statutory federal income tax provision...............................   $      27   $      77   $      65
Foreign income tax differential......................................           2           3           5
State income taxes (net of federal benefit)..........................           3           6           5
Goodwill amortization................................................           6           5           3
Goodwill impairment..................................................          29      --          --
Non-deductible non-recurring and unusual charges.....................           8      --          --
Miscellaneous........................................................          --           3           4
                                                                              ---   ---------         ---
                                                                        $      75   $      94   $      82
                                                                              ---   ---------         ---
                                                                              ---   ---------         ---

                                                                               AT SEPTEMBER 30,
                                                                           ------------------------
                                                                              1998         1997
                                                                           -----------  -----------
                                                                                (IN MILLIONS)
Deferred tax liabilities:
Property, plant and equipment............................................   $      28    $      24
Inventory................................................................           5            6
Net pension assets.......................................................          15           17
Other....................................................................           3            4
                                                                                -----        -----
Total deferred tax liabilities...........................................          51           51
                                                                                -----        -----
Deferred tax assets:
Accruals and allowances..................................................         101          114
Postretirement benefits..................................................          20           26
Deductible goodwill......................................................          21           21
                                                                                -----        -----
Total deferred tax assets................................................         142          161
                                                                                -----        -----
Net deferred tax asset...................................................   $      91    $     110
                                                                                -----        -----
                                                                                -----        -----

    The classification of the deferred tax balances is:

                                                                               AT SEPTEMBER 30,
                                                                           ------------------------
                                                                              1998         1997
                                                                           -----------  -----------
                                                                                (IN MILLIONS)
Current asset............................................................   $      80    $     109
Current liability........................................................          (5)          (7)
                                                                                  ---        -----
                                                                                   75          102
                                                                                  ---        -----
Noncurrent asset.........................................................          62           52
Noncurrent liability.....................................................         (46)         (44)
                                                                                  ---        -----
                                                                                   16            8
                                                                                  ---        -----
Net deferred tax asset...................................................   $      91    $     110
                                                                                  ---        -----
                                                                                  ---        -----

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

                                                                     FOR THE FISCAL YEARS ENDED
                                                                            SEPTEMBER 30,
                                                                   -------------------------------
                                                                     1998       1997       1996
                                                                   ---------  ---------  ---------
                                                                            (IN MILLIONS)
NET SALES
  Bath and Plumbing Products.....................................  $   1,105  $     879  $     685
  Lighting Corporation of America................................        766        538        508
  Hardware and Tools.............................................        430        308        238
  Diversified....................................................        834        796        738
                                                                   ---------  ---------  ---------
TOTAL NET SALES..................................................  $   3,135  $   2,521  $   2,169
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

OPERATING INCOME (LOSS) (1)
  Bath and Plumbing Products.....................................  $      93  $     101  $      88
  Lighting Corporation of America................................         52         42         36
  Hardware and Tools.............................................         (2)        34         31
  Diversified (2)................................................         31        118        110
                                                                   ---------  ---------  ---------
  Operating Income before corporate expenses.....................        174        295        265
  Corporate expenses.............................................        (32)       (27)       (27)
                                                                   ---------  ---------  ---------
TOTAL OPERATING INCOME...........................................  $     142  $     268  $     238
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

------------------------

(1) Operating income (loss) for the year ended September 30, 1998 include merger, restructuring and other related costs of $142 million and product change costs in connection with the restructuring of approximately $11 million. Operating income (loss) for the Bath and Plumbing Products, Lighting Corporation of America, Hardware and Tools, Diversified Operations and Corporate expenses include charges of $40, $3, $37, $66 and $7 million, respectively.

(2) Fiscal 1998 and 1997 operating income for the Diversified Operations includes $(3) and $2 million, respectively of equity (loss) earnings from the Company's investment in UPI. Fiscal 1998 equity (loss) includes a charge associated with an impairment of a UPI subsidiary of $4 million.

                             U.S. INDUSTRIES, INC.

NOTE 13--SEGMENT DATA (CONTINUED)

                                                                     FOR THE FISCAL YEARS ENDED
                                                                            SEPTEMBER 30,
                                                                   -------------------------------
                                                                     1998       1997       1996
                                                                   ---------  ---------  ---------
                                                                            (IN MILLIONS)
IDENTIFIABLE ASSETS
  Bath and Plumbing Products.....................................  $   1,092  $   1,064  $   1,057
  Lighting Corporation of America................................        463        282        281
  Hardware and Tools.............................................        406        233        191
  Diversified....................................................        572        566        545
                                                                   ---------  ---------  ---------
                                                                       2,533      2,145      2,074
  Corporate......................................................        100        126        111
                                                                   ---------  ---------  ---------
  Total for continuing operations................................      2,633      2,271      2,185
  Net assets held for disposition................................        143        228        292
                                                                   ---------  ---------  ---------
TOTAL IDENTIFIABLE ASSETS........................................  $   2,776  $   2,499  $   2,477
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

DEPRECIATION AND GOODWILL AMORTIZATION
  Bath and Plumbing Products.....................................  $      28  $      22  $      15
  Lighting Corporation of America................................         18         10          9
  Hardware and Tools.............................................         13          7          4
  Diversified....................................................         19         17         18
                                                                   ---------  ---------  ---------
TOTAL DEPRECIATION AND GOODWILL AMORTIZATION.....................  $      78  $      56  $      46
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

CAPITAL EXPENDITURES
  Bath and Plumbing Products.....................................  $      35  $      18  $      14
  Lighting Corporation of America................................         19         13         10
  Hardware and Tools.............................................         18          9          8
  Diversified....................................................         27         17         10
                                                                   ---------  ---------  ---------
                                                                          99         57         42
  Corporate......................................................     --             11     --
                                                                   ---------  ---------  ---------
TOTAL CAPITAL EXPENDITURES.......................................  $      99  $      68  $      42
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

                             U.S. INDUSTRIES, INC.

NOTE 14--GEOGRAPHIC AREAS--FINANCIAL DATA

    The following table presents certain data by geographic areas:

                                                                                         FOR THE FISCAL YEARS ENDED
                                                                                                SEPTEMBER 30,
                                                                                       -------------------------------
                                                                                         1998       1997       1996
                                                                                       ---------  ---------  ---------
                                                                                                (IN MILLIONS)
NET SALES
United States........................................................................  $   2,490  $  $2,243  $   1,974
Foreign..............................................................................        645        278        195
OPERATING EARNINGS (1)
United States........................................................................  $      75  $     223  $     191
Foreign..............................................................................         67         45         47
IDENTIFIABLE ASSETS
United States........................................................................  $   2,138  $   2,259  $   2,285
Foreign..............................................................................        638        240        192

------------------------

(1) Operating earnings for the year ended September 30, 1998 included merger, restructuring and other related costs of $142 million and product change costs in connection with the restructuring of approximately $11 million; $149 million and $4 million of these costs and charges relate to operating earnings of the United States and foreign locations, respectively.

NOTE 15--QUARTERLY FINANCIAL DATA (UNAUDITED)

    Summarized quarterly financial information for the fiscal years ended September 30, 1998 and 1997 is as follows (in millions, except per share):

                                                                     1998                                   1997
                                              --------------------------------------------------  ------------------------
QUARTER ENDED                                   DEC. 31     MARCH 31      JUNE 30     SEPT. 30      DEC. 31     MARCH 31
--------------------------------------------  -----------  -----------  -----------  -----------  -----------  -----------
Net sales...................................   $     695    $     790    $     825    $     825    $     522    $     631
Gross profit................................         212          234          247          240          163          194
Income (loss) from continuing operations....          29           36          (81)          19           22           30
Income (loss) before extraordinary loss.....          31           33         (125)          22           30          103
Net income (loss)...........................          31           33         (130)          22           28          103
Basic per share:
  Income (loss) from continuing
    operations..............................   $    0.31    $    0.38    ($   0.84)   $    0.20    $    0.24    $    0.32
  Income (loss) before extraordinary loss...   $    0.33    $    0.35    ($   1.30)   $    0.23    $    0.32    $    1.11
  Net income (loss).........................   $    0.33    $    0.35    ($   1.35)   $    0.23    $    0.30    $    1.11
Diluted per share:
  Income (loss) from continuing
    operations..............................   $    0.30    $    0.37    ($   0.84)   $    0.19    $    0.23    $    0.31
  Income (loss) before extraordinary loss...   $    0.32    $    0.34    ($   1.30)   $    0.22    $    0.31    $    1.07
  Net income (loss).........................   $    0.32    $    0.34    ($   1.35)   $    0.22    $    0.29    $    1.07


QUARTER ENDED                                   JUNE 30     SEPT. 30
--------------------------------------------  -----------  -----------
Net sales...................................   $     697    $     671
Gross profit................................         216          209
Income (loss) from continuing operations....          36           37
Income (loss) before extraordinary loss.....          41           80
Net income (loss)...........................          41           80
Basic per share:
  Income (loss) from continuing
    operations..............................   $    0.39    $    0.40
  Income (loss) before extraordinary loss...   $    0.44    $    0.87
  Net income (loss).........................   $    0.44    $    0.87
Diluted per share:
  Income (loss) from continuing
    operations..............................   $    0.38    $    0.39
  Income (loss) before extraordinary loss...   $    0.43    $    0.85
  Net income (loss).........................   $    0.43    $    0.85

    The results for the quarters ended June 30 and September 30, 1998 include $128 million and $14 million of merger, restructuring and other related costs, respectively, and product change costs of $2 million and $9 million, respectively.

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

    In the second quarter of fiscal 1999, the Company adopted a formal plan to dispose of the Ertl Company Inc. ("Ertl"), which was sold in April for gross proceeds of approximately $105 million subject to a post closing adjustment. This resulted in a net-of-tax loss of $12 million recorded in March of 1999. The Company has restated its financial statements to reflect this business as a discontinued operation.

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

                                                                    FOR THE YEAR ENDED SEPTEMBER 30, 1998
                                                      -----------------------------------------------------------------
                                                                     USI                   NONGUARANTOR
                                                         USI      ATLANTIC       USIAH     SUBSIDIARIES   ELIMINATIONS
                                                      ---------  -----------  -----------  -------------  -------------
                                                                                (IN MILLIONS)
Net Sales...........................................  $  --       $  --        $  --         $   3,135      $
Operating costs and expenses:
  Cost of products sold.............................     --          --           --             2,202
  Selling, general and administrative expenses......          4           4           17           624
  Goodwill impairment and non-recurring and unusual
    charges.........................................     --          --                7           135
                                                      ---------       -----        -----        ------         ------
    Operating income................................         (4)         (4)         (24)          174         --
Interest expense....................................     --               6           44            19
Interest income.....................................     --          --           --                (8)
Management fee (income) expense.....................     --             (27)         (28)           55
Intercompany interest, net..........................     --              (4)         (63)           67
Gain on the sale of subsidiary shares...............     --          --           --            --
Other (income) expense, net.........................     --              12           (3)           (6)
Equity in (earnings) loss of investees, net.........         41          42           58        --               (141)
                                                      ---------       -----        -----        ------         ------
Income before income taxes, discontinued operations
  and extraordinary loss............................        (45)        (33)         (32)           47            141
Provision for income taxes..........................         (1)          4           10            62
                                                      ---------       -----        -----        ------         ------
  Income (loss) from continuing operations..........        (44)        (37)         (42)          (15)           141
Income (loss) from discontinued operations, net of
  tax...............................................     --          --           --               (42)        --
                                                      ---------       -----        -----        ------         ------
Income before extraordinary loss....................        (44)        (37)         (42)          (57)           141
Extraordinary loss, net of tax......................     --          --           --                (5)
                                                      ---------       -----        -----        ------         ------
Net income (loss)...................................  $     (44)  $     (37)   $     (42)    $     (62)     $     141
                                                      ---------       -----        -----        ------         ------
                                                      ---------       -----        -----        ------         ------


                                                      CONSOLIDATED
                                                      -------------

Net Sales...........................................    $   3,135
Operating costs and expenses:
  Cost of products sold.............................        2,202
  Selling, general and administrative expenses......          649
  Goodwill impairment and non-recurring and unusual
    charges.........................................          142
                                                           ------
    Operating income................................          142
Interest expense....................................           69
Interest income.....................................           (8)
Management fee (income) expense.....................       --
Intercompany interest, net..........................       --
Gain on the sale of subsidiary shares...............       --
Other (income) expense, net.........................            3
Equity in (earnings) loss of investees, net.........       --
                                                           ------
Income before income taxes, discontinued operations
  and extraordinary loss............................           78
Provision for income taxes..........................           75
                                                           ------
  Income (loss) from continuing operations..........            3
Income (loss) from discontinued operations, net of
  tax...............................................          (42)
                                                           ------
Income before extraordinary loss....................          (39)
Extraordinary loss, net of tax......................           (5)
                                                           ------
Net income (loss)...................................    $     (44)
                                                           ------
                                                           ------

                             U.S. INDUSTRIES, INC.

NOTE 17--SUPPLEMENTAL FINANCIAL INFORMATION (CONTINUED)

                                                                             FOR THE YEAR ENDED SEPTEMBER 30, 1997
                                                             ---------------------------------------------------------------------
                                                                 USI                   NONGUARANTOR
                                                              ATLANTIC       USIAH     SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                             -----------  -----------  -------------  -------------  -------------
                                                                                         (IN MILLIONS)
Net Sales..................................................   $  --        $  --         $   2,521      $  --          $   2,521
Operating costs and expenses:
  Cost of products sold....................................      --           --             1,739                         1,739
  Selling, general and administrative expenses.............           6           25           483                           514
  Goodwill impairment and non-recurring and unusual
    charges................................................      --           --            --                            --
                                                                  -----        -----        ------          -----         ------
    Operating income.......................................          (6)         (25)          299         --                268
Interest expense...........................................      --               35            24                            59
Interest income............................................      --           --                (7)                           (7)
Management fee (income) expense............................          (1)         (15)           16                        --
Intercompany interest, net.................................      --              (68)           68                        --
Gain on the sale of subsidiary shares......................      --           --                (1)                           (1)
Other (income) expense, net................................      --                1            (3)                           (2)
Equity in (earnings) loss of investees, net................        (255)        (227)       --                482         --
                                                                  -----        -----        ------          -----         ------
Income before income taxes, discontinued operations and
  extraordinary loss.......................................         250          249           202           (482)           219
Provision for income taxes.................................          (2)           9            87                            94
                                                                  -----        -----        ------          -----         ------
  Income (loss) from continuing operations.................         252          240           115           (482)           125
Income (loss) from discontinued operations, net of tax.....      --           --               129         --                129
                                                                  -----        -----        ------          -----         ------
Income before extraordinary loss...........................         252          240           244           (482)           254
Extraordinary loss, net of tax.............................      --               (1)           (1)                           (2)
                                                                  -----        -----        ------          -----         ------
Net income (loss)..........................................   $     252    $     239     $     243      $    (482)     $     252
                                                                  -----        -----        ------          -----         ------
                                                                  -----        -----        ------          -----         ------

                             U.S. INDUSTRIES, INC.

NOTE 17--SUPPLEMENTAL FINANCIAL INFORMATION (CONTINUED)

                                                                             FOR THE YEAR ENDED SEPTEMBER 30, 1996
                                                             ---------------------------------------------------------------------
                                                                 USI                   NONGUARANTOR
                                                              ATLANTIC       USIAH     SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                             -----------  -----------  -------------  -------------  -------------
                                                                                         (IN MILLIONS)
Net Sales..................................................   $  --        $  --         $   2,169      $  --          $   2,169
Operating costs and expenses:
  Cost of products sold....................................      --           --             1,488                         1,488
  Selling, general and administrative expenses.............           6           22           415                           443
  Goodwill impairment and non-recurring and unusual
    charges................................................      --           --            --                            --
                                                                  -----        -----        ------          -----         ------
    Operating income.......................................          (6)         (22)          266         --                238
Interest expense...........................................      --               51            13                            64
Interest income............................................      --               (1)          (10)                          (11)
Management fee (income) expense............................          (1)         (15)           16                        --
Intercompany interest, net.................................      --              (86)           86                        --
Gain on the sale of subsidiary shares......................      --           --            --                            --
Other (income) expense, net................................      --                1            (1)                       --
Equity in (earnings) loss of investees, net................        (141)        (137)       --                278         --
                                                                  -----        -----        ------          -----         ------
Income before income taxes, discontinued operations and
  extraordinary loss.......................................         136          165           162           (278)           185
Provision for income taxes.................................          (2)          11            73                            82
                                                                  -----        -----        ------          -----         ------
  Income (loss) from continuing operations.................         138          154            89           (278)           103
Income (loss) from discontinued operations, net of tax.....      --           --                60         --                 60
                                                                  -----        -----        ------          -----         ------
Income before extraordinary loss...........................         138          154           149           (278)           163
Extraordinary loss, net of tax.............................      --              (18)           (7)                          (25)
                                                                  -----        -----        ------          -----         ------
Net income (loss)..........................................   $     138    $     136     $     142      $    (278)     $     138
                                                                  -----        -----        ------          -----         ------
                                                                  -----        -----        ------          -----         ------

                             U.S. INDUSTRIES, INC.

NOTE 17--SUPPLEMENTAL FINANCIAL INFORMATION (CONTINUED)

                                                                                 AT SEPTEMBER 30, 1998
                                                      ---------------------------------------------------------------------------
                                                                    USI                NONGUARANTOR
                                                         USI     ATLANTIC     USIAH    SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                      ---------  ---------  ---------  -------------  ------------  -------------
                                                                                     (IN MILLIONS)
ASSETS
Current assets:
  Cash and cash equivalents.........................  $  --      $  --      $  --        $      44     $   --         $      44
  Trade receivables, net............................     --         --         --              609                          609
  Inventories.......................................     --         --         --              539                          539
  Deferred income taxes.............................         45     --         --               30                           75
  Other current assets..............................     --         --             11           62                           73
  Net assets held for disposition...................     --         --         --              143                          143
                                                      ---------  ---------  ---------       ------    ------------       ------
    Total current assets............................         45     --             11        1,427         --             1,483
  Property, plant and equipment, net................     --         --         --              508                          508
  Deferred income taxes.............................          8     --         --                8                           16
  Other assets......................................     --         --              7          213                          220
  Goodwill, net.....................................     --         --         --              549                          549
  Investments in subsidiaries.......................        996        745      1,221       --             (2,962)       --
  Intercompany receivable (payable).................        (51)       277        245         (471)                      --
                                                      ---------  ---------  ---------       ------    ------------       ------
    Total assets....................................  $     998  $   1,022  $   1,484    $   2,234     $   (2,962)    $   2,776
                                                      ---------  ---------  ---------       ------    ------------       ------
                                                      ---------  ---------  ---------       ------    ------------       ------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable.....................................  $  --      $  --      $  --        $      15     $   --         $      15
  Current maturities of long-term debt..............     --         --         --                4                            4
  Trade accounts payable............................     --              2     --              245                          247
  Accrued expenses and other liabilities............          5          6         43          247                          301
  Income taxes payable..............................         33     --         --                7                           40
                                                      ---------  ---------  ---------       ------    ------------       ------
    Total current liabilities.......................         38          8         43          518         --               607
  Long-term debt....................................     --            270        629           48                          947
  Other liabilities.................................     --         --             67          195                          262
                                                      ---------  ---------  ---------       ------    ------------       ------
    Total liabilities...............................         38        278        739          761         --             1,816
  Stockholders' equity..............................        960        744        745        1,473         (2,962)          960
                                                      ---------  ---------  ---------       ------    ------------       ------
    Total liabilities and stockholders' equity......  $     998  $   1,022  $   1,484    $   2,234     $   (2,962)    $   2,776
                                                      ---------  ---------  ---------       ------    ------------       ------
                                                      ---------  ---------  ---------       ------    ------------       ------

                             U.S. INDUSTRIES, INC.

NOTE 17--SUPPLEMENTAL FINANCIAL INFORMATION (CONTINUED)

                                                                                 AT SEPTEMBER 30, 1997
                                                            ----------------------------------------------------------------
                                                               USI                NONGUARANTOR
                                                            ATLANTIC     USIAH    SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                            ---------  ---------  -------------  ------------  -------------
                                                                                     (IN MILLIONS)
ASSETS
Current assets:
  Cash and cash equivalents...............................  $  --      $      35    $      32     $   --         $      67
  Trade receivables, net..................................     --         --              452                          452
  Inventories.............................................     --         --              443                          443
  Deferred income taxes...................................         46     --               56                          102
  Other current assets....................................     --         --               53                           53
  Net assets held for disposition.........................     --         --              228                          228
                                                            ---------  ---------       ------    ------------       ------
    Total current assets..................................         46         35        1,264         --             1,345
  Property, plant and equipment, net......................     --             20          365                          385
  Deferred income taxes...................................          3     --                5                            8
  Other assets............................................     --              8          201                          209
  Goodwill, net...........................................     --         --              552                          552
  Investments in subsidiaries.............................      1,043        478       --             (1,521)       --
  Intercompany receivable (payable).......................        (66)       887         (821)        --            --
                                                            ---------  ---------       ------    ------------       ------
    Total assets..........................................  $   1,026  $   1,428    $   1,566     $   (1,521)    $   2,499
                                                            ---------  ---------       ------    ------------       ------
                                                            ---------  ---------       ------    ------------       ------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable...........................................  $  --      $  --        $       4     $   --         $       4
  Current maturities of long-term debt....................     --         --               41                           41
  Trade accounts payable..................................     --              6          165                          171
  Accrued expenses and other liabilities..................          4         27          295                          326
  Income taxes payable....................................  $      72  $  --        $  --         $              $      72
                                                            ---------  ---------       ------    ------------       ------
    Total current liabilities.............................         76         33          505         --               614
  Long-term debt..........................................     --            532          169                          701
  Other liabilities.......................................     --             65          169                          234
                                                            ---------  ---------       ------    ------------       ------
    Total liabilities.....................................         76        630          843         --             1,549
  Stockholders' equity....................................        950        798          723         (1,521)          950
                                                            ---------  ---------       ------    ------------       ------
    Total liabilities and stockholders' equity............  $   1,026  $   1,428    $   1,566     $   (1,521)    $   2,499
                                                            ---------  ---------       ------    ------------       ------
                                                            ---------  ---------       ------    ------------       ------

                             U.S. INDUSTRIES, INC.

NOTE 17--SUPPLEMENTAL FINANCIAL INFORMATION (CONTINUED)

                                                                          FOR THE YEAR ENDED SEPTEMBER 30, 1998
                                                     -------------------------------------------------------------------------------
                                                                    USI                  NONGUARANTOR
                                                        USI      ATLANTIC      USIAH     SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                     ---------  -----------  ---------  ---------------  -------------  ------------
                                                                                      (IN MILLIONS)
NET CASH PROVIDED BY OPERATING ACTIVITIES..........  $     (33)  $      12   $      19     $      78       $  --         $       76

INVESTING ACTIVITIES:
Proceeds from sale of net assets held for
  disposition......................................     --          --          --                11                             11
Proceeds from sale of excess real estate...........     --          --          --                14                             14
Proceeds from sale of subsidiary stock.............     --          --          --            --                             --
Proceeds from collection of notes receivable.......     --          --          --                 5                              5
Acquisition of companies, net of cash acquired.....     --          --          --              (173)                          (173)
Capital contributions to subsidiaries..............        (10)     --             (73)       --                  83         --
Dividends from subsidiaries........................          2      --          --            --                  (2)        --
Net transfers with subsidiaries....................         77        (205)       (303)       --                 431         --
Purchase of investment.............................     --          --          --                (7)                            (7)
Proceeds from sale of marketable securities........     --          --          --            --                             --
Purchases of property, plant and equipment.........     --          --          --               (99)                           (99)
Proceeds from sale of property, plant and
  equipment........................................     --          --              20            14                             34
Other net..........................................     --          --          --               (13)                           (13)
                                                     ---------       -----   ---------         -----           -----    ------------
NET CASH PROVIDED BY INVESTING ACTIVITIES..........         69        (205)       (356)         (248)            512           (228)
FINANCING ACTIVITIES:
Proceeds from long-term debt.......................     --             270       1,075            61                          1,406
Repayment of long-term debt........................     --          --            (978)         (267)                        (1,245)
Proceeds from (repayment of) notes payable.........     --          --          --                 5                              5
Payment of dividends...............................        (21)     --          --                (2)              2            (21)
Purchase of treasury stock.........................        (35)     --          --            --                                (35)
Proceeds from exercise of stock options............         20      --          --            --                                 20
Capital contributions from parent..................     --          --          --                83             (83)        --
Net transfers with parent..........................     --             (77)        205           303            (431)        --
                                                     ---------       -----   ---------         -----           -----    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES..........        (36)        193         302           183            (512)           130
Effect of exchange rate changes on cash............     --          --          --                (1)                            (1)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...     --          --             (35)           12          --                (23)
Cash and cash equivalents at beginning of year.....     --          --              35            32                             67
                                                     ---------       -----   ---------         -----           -----    ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR...........  $  --       $  --       $  --         $      44       $  --         $       44
                                                     ---------       -----   ---------         -----           -----    ------------
                                                     ---------       -----   ---------         -----           -----    ------------

                             U.S. INDUSTRIES, INC.

NOTE 17--SUPPLEMENTAL FINANCIAL INFORMATION (CONTINUED)

                                                                         FOR THE YEAR ENDED SEPTEMBER 30, 1997
                                                          --------------------------------------------------------------------
                                                              USI                  NONGUARANTOR
                                                           ATLANTIC      USIAH     SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                          -----------  ---------  ---------------  -------------  ------------
                                                                                     (IN MILLIONS)
NET CASH PROVIDED BY OPERATING ACTIVITIES...............   $      (4)  $  --         $      44       $  --         $       40

INVESTING ACTIVITIES:
Proceeds from sale of net assets held for disposition...      --          --               390                            390
Proceeds from sale of excess real estate................      --          --                28                             28
Proceeds from sale of subsidiary stock..................      --          --                 4                              4
Proceeds from collection of notes receivable............      --          --            --                             --
Acquisition of companies, net of cash acquired..........      --          --              (260)                          (260)
Capital contributions to subsidiaries...................          (2)         (5)       --                   7         --
Dividends from subsidiaries.............................           4          32        --                 (36)        --
Net transfers with subsidiaries.........................          66         248        --                (314)        --
Purchase of investment..................................      --          --                (1)                            (1)
Proceeds from sale of marketable securities.............      --          --                24                             24
Purchases of property, plant and equipment..............      --             (11)          (57)                           (68)
Proceeds from sale of property, plant and equipment.....      --          --                 2                              2
Other net...............................................      --          --                (5)                            (5)
                                                               -----   ---------         -----           -----    ------------
NET CASH PROVIDED BY INVESTING ACTIVITIES...............          68         264           125            (343)           114

FINANCING ACTIVITIES:
Proceeds from long-term debt............................      --           1,460           166                          1,626
Repayment of long-term debt.............................      --          (1,623)          (82)                        (1,705)
Proceeds from (repayment of) notes payable..............      --          --                 4                              4
Payment of dividends....................................          (4)     --               (36)             36             (4)
Purchase of treasury stock..............................         (67)     --            --                                (67)
Proceeds from exercise of stock options.................           7      --            --                                  7
Capital contributions from parent.......................      --          --                 7              (7)        --
Net transfers with parent...............................      --             (66)         (248)            314         --
                                                               -----   ---------         -----           -----    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES...............         (64)       (229)         (189)            343           (139)
Effect of exchange rate changes on cash.................      --          --                (5)                            (5)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........      --              35           (25)         --                 10
Cash and cash equivalents at beginning of year..........      --          --                57                             57
                                                               -----   ---------         -----           -----    ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR................   $  --       $      35     $      32       $  --         $       67
                                                               -----   ---------         -----           -----    ------------
                                                               -----   ---------         -----           -----    ------------

                             U.S. INDUSTRIES, INC.

NOTE 17--SUPPLEMENTAL FINANCIAL INFORMATION (CONTINUED)

                                                                   FOR THE YEAR ENDED SEPTEMBER 30, 1996
                                                    --------------------------------------------------------------------
                                                        USI                  NONGUARANTOR
                                                     ATLANTIC      USIAH     SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                    -----------  ---------  ---------------  -------------  ------------
                                                                               (IN MILLIONS)
NET CASH PROVIDED BY OPERATING ACTIVITIES.........   $     (31)  $      25     $     140       $  --         $      134

INVESTING ACTIVITIES:
Proceeds from sale of net assets held for
  disposition.....................................      --          --               314                            314
Proceeds from sale of excess real estate..........      --          --                31                             31
Proceeds from sale of subsidiary stock............      --          --            --                             --
Proceeds from collection of notes receivable......      --          --                 7                              7
Acquisition of companies, net of cash acquired....      --          --              (239)                          (239)
Capital contribution to subsidiaries..............      --          --            --                             --
Dividends from subsidiaries.......................          16          11        --                 (27)        --
Net transfers with subsidiaries...................          66         401        --                (467)        --
Purchase of investment............................      --          --               (12)                           (12)
Proceeds from sale of marketable securities.......      --          --                 6                              6
Purchases of property, plant and equipment........      --          --               (42)                           (42)
Proceeds from sale of property, plant and
  equipment.......................................      --               1             3                              4
Other net.........................................      --          --                 2                              2
                                                         -----   ---------         -----           -----    ------------
NET CASH PROVIDED BY INVESTING ACTIVITIES.........          82         413            70            (494)            71

FINANCING ACTIVITIES:
Proceeds from long-term debt......................      --             650           485                          1,135
Repayment of long-term debt.......................      --          (1,013)         (283)                        (1,296)
Proceeds from (repayment of) notes payable........      --          --                (3)                            (3)
Payment of dividends..............................          (5)        (11)          (16)             27             (5)
Purchase of treasury stock........................         (46)     --            --                                (46)
Proceeds from exercise of stock options...........      --          --            --                             --
Capital contributions from parent.................      --          --            --                             --
Net transfers with parent.........................      --             (66)         (401)            467         --
                                                         -----   ---------         -----           -----    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES.........         (51)       (440)         (218)            494           (215)
Effect of exchange rate changes on cash...........      --          --            --                             --

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS.....................................      --              (2)           (8)         --                (10)
Cash and cash equivalents at beginning of year....      --               2            65                             67
                                                         -----   ---------         -----           -----    ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR..........   $  --       $  --         $      57       $  --         $       57
                                                         -----   ---------         -----           -----    ------------
                                                         -----   ---------         -----           -----    ------------

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

                                                                     SCHEDULE II
                              U.S INDUSTRIES, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

                                  (in millions)

                Column A                  Column B          Column C           Column D     Column E
                                                           Additions
                                                          ----------
                                                       Charged
                                         Balance at    to Costs    Charged                  Balance at
                                         Beginning       and       to Other                  End of
Description                              of period     Expenses    Accounts    Deductions    Period
-----------                              ---------     --------    --------    ----------    ------
Year ended September 30, 1996
Deducted from asset accounts:
  Allowance for doubtful accounts......        $24           $5       $4(1)                        $33
Year ended September 30, 1997
Deducted from asset accounts:
  Allowance for doubtful accounts......        $33           $2                      $(4)          $31
Year ended September 30, 1998
Deducted from asset accounts:
  Allowance for doubtful accounts......        $31           $8                   $(1)(2)          $38

-----------

(1)   Amount in connection with acquisition.

(2)   Uncollectible accounts written off, net of recoveries