Form 10-Q/A
period 1999-04-03
US INDUSTRIES INC /DE
filed 1999-06-09
CIK 1056874

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
                                                               ====         ====

                              U.S. INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 1999

Note 10-Subsequent Events


      On May 18, 1999, the Company announced that its Board of Directors had approved a spinoff of its diversified businesses to USI shareholders. Completion of the spinoff is conditioned upon our receipt of approximately $600 million of proceeds from new third party financing by the new USI Diversified Company, principally through its repayment of existing intercompany debt. Completion of the spinoff is also subject to receipt of a tax ruling from the Internal Revenue Service that the distribution will be tax free to USI shareholders. The spinoff will become effective after receipt of the tax ruling. There is no certainty that the IRS will rule favorably with respect to the Company's request. If the IRS does not rule favorably, the Company would reconsider its then available alternatives. The Company anticipates the IRS ruling will be received within four to six months but no later than one year. The Company will account for its diversified businesses as discontinued operations if and when we receive a favorable ruling.


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

Recent Development


      On May 18, 1999, the Board of Directors of the Company announced that it had approved a spinoff of its diversified businesses to the Company's shareholders. These businesses include Rexair, Inc. ("Rainbow" brand vacuum cleaners); Garden State Tanning, Inc. and Leon Plastics, Inc. (automotive interiors); EJ Footwear Corp. (including Georgia Boot Inc., Trimfoot Co. (infant footwear) and Lehigh Safety Shoe Company (industrial protective footwear)); Huron Inc. and Bearing Inspection, Inc. (precision engineering products); Bilt Best Products, Inc.; Native Textiles Inc. and Jade Technologies Singapore Ltd. These entities had combined revenues and operating income of $889 million and $32 million (including nonrecurring, unusual and other related charges of $75 million). Excluding USI Diversified and corporate expenses of $32 million, we had revenues of $2.2 billion and operating income of $142 million (including nonrecurring and unusual charges of $75 million).

      It is anticipated that the Company will receive approximately $600 million of proceeds from new third party financings by the new Diversified company, principally through its repayment of existing intercompany debt owed to the Company. The Company will use these proceeds to reduce its outstanding debt, make acquisitions for its core businesses and continue its share repurchase program. Completion of the spinoff is conditioned upon the new USI Diversified Company obtaining the third party financing. Completion of the spinoff is also subject to the receipt of a ruling from the Internal Revenue Service that the distribution will be tax free to Company shareholders. There is no certainty that the IRS will rule favorably with respect to the Company's request. If the IRS does not rule favorably, the Company would reconsider its then available alternatives. The Company anticipates the IRS ruling will be received within four to six months but no later than one year. The Company will account for its diversified businesses as discontinued operations if and when we receive a favorable ruling. Mr. John Raos, President and Chief Operating Officer of the Company, will resign his position to become Chairman and Chief Executive Officer of the Diversified company. It is expected that an Information Statement about the new company will be filed with the Commission in June, providing additional details.


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

* Previously filed.

(b)   Reports on Form 8-K

      None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        U.S. INDUSTRIES, INC.

Date: June 9, 1999
                                        /s/ James O'Leary
                                        -------------------------------------
                                        James O'Leary
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)


                                        /s/ Robert P. Noonan
                                        -------------------------------------
                                        Robert P. Noonan
                                        Corporate Controller
                                        (Principal Accounting Officer)