Form 10-Q
period 1999-07-03
US INDUSTRIES INC /DE
filed 1999-08-17
CIK 1056874

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    FORM 10-Q

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 3, 1999
OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No |_|

As of August 1, 1999, U.S. Industries, Inc. had one class of common stock, of which 89,759,076 shares were outstanding.

                              U.S. INDUSTRIES, INC.

                                      INDEX

                                                                            Page
                                                                             No.
                                                                            ----

PART I.    FINANCIAL INFORMATION

           Item 1.  Financial Statements (unaudited)

                    Consolidated Condensed Statements of Operations for
                    the Three and Nine Months Ended June 30, 1999 and 1998..   1

                    Consolidated Condensed Balance Sheets, June 30, 1999
                    and September 30, 1998..................................   2

                    Consolidated Condensed Statements Of Cash Flows
                    for the Nine Months Ended June 30, 1999 and 1998........   3

                    Notes to Consolidated Condensed Financial Statements....   4

           Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ....................  18

           Item 3.  Quantitative and Qualitative Disclosures About
                    Market Risk ............................................  25


PART II.   OTHER INFORMATION

           Item 6.  Exhibits and Reports on Form 8-K .......................  26

SIGNATURES .................................................................  27

PART 1.    FINANCIAL INFORMATION.

Item 1.    Financial Statements.

                              U.S. INDUSTRIES, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                       (in millions except per share data)
                                   (unaudited)

                                                                                  Three Months Ended           Nine Months Ended
                                                                                       June 30,                     June 30,
                                                                                       --------                     --------
                                                                                 1999           1998           1999           1998
                                                                                 ----           ----           ----           ----
Net Sales                                                                      $   915        $   825        $ 2,513        $ 2,310
Operating costs and expenses:
  Cost of products sold                                                            642            578          1,762          1,617
  Selling, general and administrative expenses                                     191            175            544            483
  Goodwill impairment and non-recurring charges                                      1            128              1            128
                                                                               -------        -------        -------        -------
Operating income (loss)                                                             81            (56)           206             82

Interest expense                                                                    20             18             57             51
Interest income                                                                     (1)            (1)            (3)            (5)
Other income, net                                                                   (9)            (3)            (9)            (4)
                                                                               -------        -------        -------        -------
Income (loss) before income taxes, discontinued operations and
  extraordinary loss                                                                71            (70)           161             40
Provision for income taxes                                                          26             11             62             57
                                                                               -------        -------        -------        -------
Income (loss) from continuing operations                                            45            (81)            99            (17)

Loss from discontinued operations, net of tax                                       --            (44)           (13)           (44)
                                                                               -------        -------        -------        -------
Income (loss) before extraordinary loss                                             45           (125)            86            (61)
Extraordinary loss, net of tax                                                      --             (5)            --             (5)
                                                                               -------        -------        -------        -------
Net income (loss)                                                              $    45        $  (130)       $    86        $   (66)
                                                                               =======        =======        =======        =======

Earnings (loss) per basic share:
  Income (loss) from continuing operations                                     $  0.50        $ (0.84)       $  1.05        $ (0.18)
  Loss from discontinued operations                                                 --          (0.46)         (0.13)         (0.47)
  Extraordinary loss                                                                --          (0.05)            --          (0.05)
                                                                               -------        -------        -------        -------
  Net income (loss)                                                            $  0.50        $ (1.35)       $  0.92        $ (0.70)
                                                                               =======        =======        =======        =======

Earnings (loss) per diluted share:
  Income (loss) from continuing operations                                     $  0.49        $ (0.84)       $  1.03        $ (0.18)
  Loss from discontinued operations                                                 --          (0.46)         (0.13)         (0.47)
  Extraordinary loss                                                                --          (0.05)            --          (0.05)
                                                                               -------        -------        -------        -------
  Net income (loss)                                                            $  0.49        $ (1.35)       $  0.90        $ (0.70)
                                                                               =======        =======        =======        =======

Cash dividend declared per share                                               $  0.05        $  0.05        $  0.15        $  0.15
                                                                               =======        =======        =======        =======

           See notes to consolidated condensed financial statements.

                              U.S. INDUSTRIES, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (in millions)

                                                         June 30,  September 30,
                                                         --------  -------------
                                                           1999        1998
                                                           ----        ----
                                                       (unaudited)
                     ASSETS
Current assets:
 Cash and cash equivalents                                $  146      $   44
 Trade receivables, net                                      663         609
 Inventories                                                 613         539
 Deferred income taxes                                        71          75
 Net assets held for disposition                              --         143
 Other current assets                                         81          73
                                                          ------      ------

   Total current assets                                    1,574       1,483

Property, plant and equipment, net                           545         508
Deferred income taxes                                         16          16
Other assets                                                 209         220
Goodwill, net                                                632         549
                                                          ------      ------
                                                          $2,976      $2,776
                                                          ======      ======

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Notes payable                                            $   16      $   15
 Current maturities of long-term debt                        171           4
 Trade accounts payable                                      246         247
 Accrued expenses and other liabilities                      265         301
 Income taxes payable                                         47          40
                                                          ------      ------
   Total current liabilities                                 745         607

Long-term debt                                             1,070         947
Other liabilities                                            250         262
                                                          ------      ------
   Total liabilities                                       2,065       1,816
Commitments and contingencies
Stockholders' equity                                         911         960
                                                          ------      ------
                                                          $2,976      $2,776
                                                          ======      ======

           See notes to consolidated condensed financial statements.

                              U.S. INDUSTRIES, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                             (in millions-unaudited)

                                                                                             Nine Months Ended
                                                                                                  June 30,
                                                                                                  --------
                                                                                            1999            1998
                                                                                            ----            ----
OPERATING ACTIVITIES:
 Income (loss) from continuing operations                                                 $    99          $   (17)
 Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
   Depreciation and amortization                                                               72               61
   Provision for doubtful accounts                                                              3                2
   Gain on sale of excess real estate                                                          (9)              (4)
   Goodwill impairment and other non-recurring and unusual charges                             --               89
 Changes in operating assets and liabilities,
   excluding the effects of acquisitions and dispositions                                     (73)             (45)
                                                                                          -------          -------
NET CASH PROVIDED BY OPERATING ACTIVITIES OF
 CONTINUING OPERATIONS                                                                         92               86
                                                                                          -------          -------
Loss from discontinued operations                                                             (13)             (44)
Decrease (increase) in net assets held for disposition                                         36               (9)
                                                                                          -------          -------
NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS                                         23              (53)
                                                                                          -------          -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                     115               33
                                                                                          -------          -------

INVESTING ACTIVITIES:
 Proceeds from sale of businesses                                                             118               10
 Acquisition of companies, net of cash acquired                                              (212)            (171)
 Purchases of property, plant and equipment                                                   (75)             (70)
 Proceeds from sale of property, plant and equipment                                            2               17
 Proceeds from sale of excess real estate                                                      16               11
 Purchase of investment                                                                        --               (7)
 Collection of notes                                                                            1                5
 Other investing activities                                                                    (1)             (12)
                                                                                          -------          -------
NET CASH USED IN INVESTING ACTIVITIES                                                        (151)            (217)
                                                                                          -------          -------

FINANCING ACTIVITIES:
 Proceeds from long-term debt                                                               1,745            1,282
 Repayment of long-term debt                                                               (1,437)          (1,063)
 Repayment of notes payable, net                                                               (1)              (3)
 Payment of dividends                                                                         (14)             (15)
 Proceeds from exercise of stock options                                                        3               19
 Payment of treasury locks                                                                    (22)              --
 Purchase of treasury stock                                                                  (128)             (35)
                                                                                          -------          -------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                     146              185
                                                                                          -------          -------

Effect of exchange rate changes on cash and cash equivalents                                   (8)              (9)
                                                                                          -------          -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                              102               (8)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                               44               67
                                                                                          -------          -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $   146          $    59
                                                                                          =======          =======

           See notes to consolidated condensed financial statements.

                              U.S. INDUSTRIES, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  June 30, 1999

Note 1-Basis of Presentation

      In June of 1998, U.S. Industries, Inc. ("USI") merged with Zurn Industries, Inc. ("Zurn") (the "Merger"), hereafter collectively referred to as the Company, in a transaction accounted for as a pooling of interests. Accordingly, all periods are presented as if USI and Zurn had always been combined. The Company manufactures and distributes a broad range of consumer and industrial products. The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, Article 10 of Regulation S-X and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial data for the three and nine months ended June 30, 1999 and 1998 are unaudited and, in the opinion of management, reflect all necessary adjustments for a fair presentation of the financial position and results of operations for the interim periods on a consistent basis. Such adjustments were of a normal and recurring nature. The results of operations for the three and nine months periods ended June 30, 1999 are not necessarily indicative of those for the full fiscal year ending October 2, 1999. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K/A for the year ended September 30, 1998.

      The Company's fiscal year ends on the Saturday nearest to September 30. All three and nine month data contained herein reflect results of operations for the 13-week periods and 39 and 40 week periods ended on the Saturday closest to June 30, 1999 and 1998, respectively, but are presented as of such date for convenience.

      On May 18, 1999, the Company announced that its Board of Directors had approved a spin-off of its diversified businesses to USI shareholders. It is anticipated that the Company will receive approximately $570 million of proceeds from the new Diversified company, principally through the repayment of existing intercompany debt owed to the Company. In addition, the new Diversified company will assume or retire approximately $30 million of the Company's third party debt. The Company will use the proceeds received from the new Diversified company to reduce its outstanding debt, make acquisitions for its core businesses and continue its share repurchase program. Completion of the spin-off is conditioned upon the new Diversified company obtaining approximately $600 million of new third party financing. Completion of the spin-off is also subject to the receipt of a ruling from the Internal Revenue Service that the distribution will be tax free to Company shareholders. There is no certainty that the IRS will rule favorably with respect to the Company's request. If the IRS does not rule favorably, the Company would reconsider its then available alternatives. The Company will account for its diversified businesses as discontinued operations if and when it receives a favorable tax ruling. The new Diversified company, named Strategic Industries, Inc. has filed a registration statement on Form 10 with the Commission providing additional details. The Form 10 is subject to completion and amendment, and has not yet become effective.

Note 2-Inventories

      Inventories consist of the following:

                                       (in millions)
                                   June 30,   September 30,
                                   --------   -------------
                                     1999         1998
                                     ----         ----
                                 (unaudited)

      Finished products           $      296   $      250
      Work-in process                    115          109
      Raw materials                      202          180
                                  ----------   ----------
                                  $      613   $      539
                                  ==========   ==========

                              U.S. INDUSTRIES, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                                  June 30, 1999

Note 3-Long-Term Debt

      Long-term debt consists of the following:

                                                          (in millions)
                                                      June 30,   September 30,
                                                      --------   -------------
                                                        1999         1998
                                                        ----         ----
                                                    (unaudited)

      7.125% Senior Notes, net                        $   247       $    --
      7.25% Senior Notes, net                             123           123
      Revolving credit facility, US dollar                300           300
      Revolving credit facility, foreign currencies       267           156
      Commercial paper                                    100            --
      Other short-term borrowings                         151           200
      Other long-term debt                                 53           172
                                                      -------       -------
                                                        1,241           951
      Less current maturities                            (171)           (4)
                                                      -------       -------
      Long-term debt                                  $ 1,070       $   947
                                                      =======       =======

      In October 1998, USI and USI American Holdings, Inc. ("USIAH"), a wholly owned subsidiary, jointly issued $250 million aggregate principal amount of Senior Notes due October 15, 2003, which bear interest at 7.125%, payable semiannually (the "7.125% Notes"). The net cash proceeds of $247 million, after transaction fees and discounts, were used to repay a $200 million short-term note and $47 million in borrowings under uncommitted bank credit lines. On June 14, 1999, the Company offered to exchange its 7.125% Notes due 2003 which were not registered under the Securities Act of 1933, for registered 7.125% Notes having substantially the same terms. The exchange offer expired on July 9, 1999 with all outstanding unregistered 7.125% Notes being exchanged for registered 7.125% Notes.

      The 7.25% Notes and the 7.125% Notes (collectively, the Notes) and revolving credit facility are unsecured and guaranteed by USI Atlantic (see Note
10). The Notes are redeemable at the option of the Company.

      The Company has a five year revolving line of credit providing for borrowings of up to an aggregate amount of $750 million (the "Credit Agreement"). The revolving credit commitment will be permanently reduced by $100 million in December 1999. As of June 30, 1999, the Company had $183 million available under its revolving line of credit.

      In April 1999, USIAH transferred substantially all of its assets and liabilities to a new wholly owned subsidiary of USI named USI Global Corporation ("USI Global"). in exchange for preferred stock in USI Global. In connection with the asset transfer, USI Global assumed joint and several obligations under the Notes and the Credit Facility, equally with USI and USIAH. Neither USI, USIAH, nor USI Atlantic as guarantor, was released from its obligations under the Notes or the Credit Agreement in connection with the transfer of assets to USI Global Corp.

      During April 1999, the Company commenced a $300 million commercial paper program, of which $100 million was outstanding at June 30, 1999. The commercial paper is supported by a $300 million 364 day revolving line of credit that the Company entered into on October 30, 1998.

Note 4-Commitments and Contingencies

      The Company is subject to a wide range of environmental protection laws. The Company has remedial and investigatory activities underway at approximately 43 sites. In addition, the Company has been named as a Potentially Responsible Party ("PRP") at 19 "Superfund" sites pursuant to the Comprehensive Environmental Response Compensation and Liability Act of 1980 or comparable statutes.

      It is often difficult to estimate the future impact of environmental matters, including potential liabilities. The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. This practice is followed whether the claims are asserted or unasserted. Reserves for estimated losses from environmental remediation are, depending on the site, based primarily upon internal or third party environmental studies, and estimates as to the number, participation level and financial viability of any other PRP's, to the extent of contamination and the nature of required remedial actions. Such reserves are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations

                              U.S. INDUSTRIES, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                                  June 30, 1999

Note 4-Commitments and Contingencies (Continued)

are not discounted to their present fair value. Recoveries of environmental remediation costs from other parties are recognized as assets when their receipt is deemed probable.

      At June 30, 1999, the Company had accrued $18 million for known environmental related matters. The Company believes that the range of liability for such matters is between $9 million and $29 million.

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

      Certain tax liabilities with respect to undistributed earnings of foreign subsidiaries which arose as a result of the demerger from Hanson PLC (the "Demerger") in 1995 were resolved. These liabilities were originally recorded as a direct charge to paid in capital at the time of the Demerger. Accordingly, approximately $16 million of such tax reserves no longer required have been credited directly to paid in capital.

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

                                                       (in millions - unaudited)
                                               Three Months Ended    Nine Months Ended
                                                    June 30,             June 30,
                                                    --------             --------
                                                  1999     1998        1999     1998
                                                  ----     ----        ----     ----
      Net income (loss)                          $  45    $(130)      $  86    $ (66)
      Unrealized gain on marketable securities      --       --          --        1
      Foreign currency translation adjustment       (2)      (4)        (18)     (11)
                                                 -----    -----       -----    -----
        Total comprehensive income (loss)        $  43    $(134)      $  68    $ (76)
                                                 =====    =====       =====    =====

                              U.S. INDUSTRIES, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                                  June 30, 1999

Note 6-Earnings Per Share

      The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculation:

                                                 (in millions except per share data)
                                                             (unaudited)
                                                             -----------

                                   Income from                        Income from
                                   Continuing          Per Share      Continuing          Per Share
                                   Operations  Shares    Amount       Operations  Shares    Amount
                                   ----------- ------  ---------      ----------- ------  ---------
                                     For the Three Months Ended         For the Nine Months Ended
                                           June 30, 1999                      June 30, 1999
                                   -----------------------------      -----------------------------
Earnings per basic share             $  45      90.2      $0.50         $  99      93.9     $1.05
Effect of dilutive securities
   Stock options                                 0.8                                0.7
   Nonvested restricted stock                    1.1                                1.1
                                     -----     -----      -----         -----     -----     -----
Earnings per diluted share           $  45      92.1      $0.49         $  99      95.7     $1.03
                                     =====     =====      =====         =====     =====     =====

Diluted common shares include shares that would be outstanding assuming the fulfillment of conditions that would remove the restriction on nonvested shares and the exercise of stock options. Options to purchase approximately 1.2 million and 1.3 million shares in the three and nine months ended June 30, 1999 were not included in the computation of earnings per share because the options exercise prices were greater than the average market price of the common shares for those periods.

Diluted earnings per share data for the three and nine months ended June 30, 1998, is not presented, as it would have an antidilutive impact on those periods. The weighted average shares used to calculate basic loss per share for the three and nine months ended June 30, 1998 was 96.4 million and 94.9 million, respectively.

                              U.S. INDUSTRIES, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                                  June 30, 1999

Note 7-Merger, Restructuring and Other Related Costs

      During fiscal 1998, as a result of reviewing its long-term strategy in conjunction with the Zurn merger, the Company recorded a restructuring charge in order to improve efficiency and enhance competitiveness. At June 30, 1999, $13 million of cash related restructuring charges remained in accrued liabilities, detailed as follows:

                                                  (in millions)
                                  Lease and               Merger
                                  Contract   Severance   and Other
                                  Related   and Related   Related      Total
                                   Costs       Costs       Costs       Costs
                                 ---------   ---------   ---------   ---------
1998 activity:

  Initial Charges                $       3   $      22   $      27   $      52

  Cash payments                         --          (6)        (24)        (30)
                                 ---------   ---------   ---------   ---------

Balance at September 30, 1998            3          16           3          22

1999 activity:

  Cash payments                         (1)         (8)         (1)        (10)

  Adjustments                           --          (1)         --          (1)

  Charges                                1           1                       2
                                 ---------   ---------   ---------   ---------
Balance at June 30, 1999         $       3   $       8   $       2   $      13
                                 =========   =========   =========   =========

      During the third quarter of fiscal 1999, the Company's footwear operations expanded its 1998 restructuring plan and closed a second domestic manufacturing facility. The closure of the second facility was completed by June 1999, with its production being outsourced to offshore vendors. The total charges amounted to $2 million and were comprised of the costs of terminating of 110 employees and the write-off of impaired fixed assets.

      The restructuring at a number of facilities, which began during the third quarter of fiscal 1998, was substantially completed during the third quarter of fiscal 1999. In addition, during the third quarter of fiscal 1999, the Company adjusted certain severance reserves amounting to $1 million, primarily due to voluntary departures prior to final termination.

Note 8-Acquisitions

      In June 1999, the Company made a tender offer to acquire Spring Ram Corporation PLC ("Spring Ram") for approximately $131 million in cash, plus the assumption of $22 million in debt. Spring Ram, located in Leeds, England, is a manufacturer of bathroom and kitchen products. As of June 30, 1999, the Company had acquired through open market transactions an approximately 8.5% interest in Spring Ram amounting to $11 million, which is included in other assets. Included in cash and cash equivalents as of June 30, 1999 was $120 million of cash maintained in a U.K. bank account which was used to complete the purchase of Spring Ram in the fourth quarter of fiscal 1999. On July 19, 1999 the Company's cash offer to purchase the shares of Spring Ram was declared wholly unconditional and accordingly, the operating results of Spring Ram from such date will be included in USI Bath and Plumbing Products.

      In June 1999, the Company purchased the assets of Gatsby Spas, Inc. ("Gatsby") for approximately $17 million in cash, resulting in goodwill of $10 million. Gatsby manufactures and distributes spas. The results of Gatsby are included in USI Bath and Plumbing Products.

                              U.S. INDUSTRIES, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                                  June 30, 1999

Note 8-Acquisitions (Continued)

      In April 1999, the Company purchased the assets of the Factory Built Chimney Division of GSW Inc., ("Supervent") in Canada and the assets of the DEC Group ("DEC") in the Netherlands for approximately $16 million in cash, resulting in goodwill of $11 million. Supervent and DEC manufacture factory built chimneys, chimney liners and flexible duct and related products. The results of Supervent and DEC are included in USI Bath and Plumbing Products.

      In March 1999, the Company purchased the assets of True Temper Hardware Company ("True Temper") for approximately $99 million in cash, resulting in goodwill of $28 million. True Temper manufactures lawn and garden tools and wheelbarrows. The results of True Temper are included in USI Hardware and Tools.

      In March 1999, the Company purchased the assets of the Dual-Lite business ("Dual-Lite") for approximately $46 million in cash, resulting in goodwill of $36 million. Dual-Lite manufactures emergency lights, and central inverter systems. The results of Dual-Lite are included in Lighting Corporation of America.

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

      The proforma effect of these acquisitions and the aggregate assets acquired and liabilities assumed are not material. These acquisitions have been accounted for as purchases, and as such, their results of operations have been included in the financial statements from the date of acquisition. These transactions are subject to customary post closing adjustments, and the allocation of the purchase price may be subject to adjustment upon receipt of final valuation information and management's final estimates as to the fair value of the respective assets acquired and liabilities assumed.

Note 9-Discontinued Operations

      During April 1999, the Company completed the sale of its investment in Teardrop Golf. The Company realized a $1 million net of tax gain from the sale.

      In January 1999, the Company completed the sale of its remaining interest in the Power Systems Segment for gross proceeds of approximately $30 million. No gain or loss was realized upon the transaction.

      In the second quarter of fiscal 1999, the Company adopted a formal plan to dispose of The Ertl Company Inc. ("Ertl"), which was sold in 1999 for gross proceeds of approximately $105 million subject to a post working capital closing adjustment. This resulted in a net-of-tax loss of $12 million in March 1999. During June 1999, the Company paid a post closing adjustment of approximately $10 million and recorded an additional net-of-tax loss of $1 million.

      The following is a summary of the operating results of the businesses classified as discontinued operations:

                                         (in millions-unaudited)
                                Three Months Ended       Nine Months Ended
                                     June 30,                June 30,
                                     --------                --------
                                  1999       1998        1999        1998
                                  ----       ----        ----        ----
      Net Sales                      -      $  56       $  77       $ 169
      Pre-tax income (loss)          -      $ (56)      $  (1)      $ (49)

                              U.S. INDUSTRIES, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                                  June 30, 1999

Note 9-Discontinued Operations (Continued)

      Amounts classified as net assets held for disposition as of September 30, 1998 relate to the businesses referred to as discontinued operations and primarily consist of the net assets of Ertl. As of June 30, 1999, all net assets held for disposition have been disposed.

                                                            (in millions)
                                                            September 30,
                                                            -------------
                                                                1998
                                                                ----

      Net current assets                                        $ 68
      Property, plant and equipment, net                          30
      Other non-current assets, net                               45
                                                                ----

      Net assets held for disposition                           $143
                                                                ====

Note 10-Supplemental Guarantor Financial Information

      The following represents the supplemental consolidating condensed financial statements of USI, USI Global and USIAH which are the jointly obligated issuers of the Notes, and USI Atlantic, which is the guarantor of the Notes, and their non-guarantor subsidiaries, as of June 30, 1999 and September 30, 1998 and for the three and nine months ended June 30, 1999 and 1998. USI Atlantic was the parent company prior to the Merger in 1998 (see Note 1). Separate consolidated financial statements of USI, USI Global, USI Atlantic and USIAH are not presented, as management has determined that they would not be material to investors.

                                                                                (in millions - unaudited)
                                                                        For the Three Months Ended June 30, 1999
                                                 ----------------------------------------------------------------------------------
                                                              USI         USI                Nonguarantor
                                                  USI       Global     Atlantic      USIAH   Subsidiaries Eliminations Consolidated
                                                 ----       ------     --------      -----   ------------ ------------ ------------
Net Sales                                        $  --       $  --       $  --       $  --       $ 915       $  --       $ 915
Operating costs and expenses:
 Cost of products sold                              --          --          --          --         642          --         642
 Selling, general and administrative expenses        6          --          --          --         185          --         191
 Non-recurring charges                              --          --          --          --           1          --           1
                                                 -----       -----       -----       -----       -----       -----       -----
Operating income (loss)                             (6)         --          --          --          87          --          81

Interest expense                                     9           6          --           3           2          --          20
Interest income                                     --          --          --          --          (1)         --          (1)
Intercompany interest, net                          (3)        (10)         --          (5)         18          --          --
Other income, net                                   --          --          --          --          (9)         --          (9)
Equity in earnings of investees, net               (53)        (22)         (8)         (7)         --          90          --
                                                 -----       -----       -----       -----       -----       -----       -----
Income before income taxes and
 discontinued operations                            41          26           8           9          77         (90)         71

Provision (benefit) for income taxes                (4)          2                       1          27          --          26
                                                 -----       -----       -----       -----       -----       -----       -----

Income from continuing operations                   45          24           8           8          50         (90)         45
Discontinued operations, net of tax                 --          --          --          --                      --
                                                 -----       -----       -----       -----       -----       -----       -----
Net income                                       $  45       $  24       $   8       $   8       $  50       $ (90)      $  45
                                                 =====       =====       =====       =====       =====       =====       =====

                              U.S. INDUSTRIES, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                                  June 30, 1999

Note 10-Supplemental Guarantor Financial Information (Continued)

                                                                         (in millions - unaudited)
                                                                 For the Three Months Ended June 30, 1998
                                                 -----------------------------------------------------------------------
                                                              USI                 Nonguarantor
                                                  USI      Atlantic       USIAH   Subsidiaries Eliminations Consolidated
                                                 ----      --------       -----   ------------ ------------ ------------
Net Sales                                       $  --        $  --        $  --      $ 825          $  --        $ 825
Operating costs and expenses:
 Cost of products sold                             --           --           --        578             --          578
 Selling, general and administrative expenses       1            1            2        171             --          175
 Goodwill impairment and non-recurring
  charges                                          --           --            8        120             --          128
                                                -----        -----        -----      -----          -----        -----
 Operating loss                                    (1)          (1)         (10)       (44)            --          (56)

Interest expense                                   --           --           13          5             --           18
Interest income                                    --           --           --         (1)            --           (1)
Intercompany interest, net                         --           --          (18)        18             --           --
Other (income) expense, net                        --           --            1         (4)            --           (3)
Equity in earnings of investees, net               65          126          113         --           (304)          --
                                                -----        -----        -----      -----          -----        -----
Income before income taxes,
 discontinued operations and extraordinary loss   (66)        (127)        (119)       (62)           304          (70)
Provision (benefit) for income taxes               --           --           (3)        14             --           11
                                                -----        -----        -----      -----          -----        -----
Income from continuing operations                 (66)        (127)        (116)       (76)           304          (81)
Discontinued operations, net of tax                --           --           --        (44)            --          (44)
                                                -----        -----        -----      -----          -----        -----

Income before extraordinary loss                  (66)        (127)        (116)      (120)           304         (125)
Extraordinary loss, net of tax                     --           --           --         (5)            --           (5)
                                                -----        -----        -----      -----          -----        -----
Net income (loss)                               $ (66)       $(127)       $(116)     $(125)         $ 304        $(130)
                                                =====        =====        =====      =====          =====        =====

                              U.S. INDUSTRIES, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                                  June 30, 1999

Note 10-Supplemental Guarantor Financial Information (Continued)

                                                                             (in millions - unaudited)
                                                                       For the Nine Months Ended June 30, 1999
                                              -----------------------------------------------------------------------------------
                                                              USI        USI               Nonguarantor
                                                  USI       Global    Atlantic     USIAH   Subsidiaries Eliminations Consolidated
                                                 ----       ------    --------     -----   ------------ ------------ ------------
Net Sales                                     $    --       $    --    $    --   $    --       $ 2,513     $    --        $ 2,513
Operating costs and expenses:
 Cost of products sold                             --            --         --        --         1,762          --          1,762
 Selling, general and administrative expenses      18            --         --        --           526          --            544
 Non-recurring charges                             --            --         --        --             1          --              1
                                              -------       -------    -------   -------       -------     -------        -------
Operating income (loss)                           (18)           --         --        --           224          --            206
Interest expense                                   22             6         --        21             8          --             57
Interest income                                    --            --         --        --            (3)         --             (3)
Intercompany interest, net                         (9)          (10)        --      (33)           52          --             --
Other (income) expense, net                        --            --         --        --            (9)         --             (9)
Equity in earnings of investees, net             (105)          (22)       (37)      (30)           --         194             --
                                              -------       -------    -------   -------       -------     -------        -------
Income before income taxes and
 discontinued operations                           74            26         37        42           176        (194)           161

Provision for income taxes                        (12)            2         --         5            67          --             62
                                              -------       -------    -------   -------       -------     -------        -------
Income from continuing operations                  86            24         37        37           109        (194)            99
Discontinued operationss, net of tax               --            --         --        --           (13)         --            (13)
                                              -------       -------    -------   -------       -------     -------        -------
Net income                                    $    86       $    24    $    37   $    37       $    96     $  (194)       $    86
                                              =======       =======    =======   =======       =======     =======        =======

                              U.S. INDUSTRIES, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                                  June 30, 1999

Note 10-Supplemental Guarantor Financial Information (Continued)

                                                                         (in millions - unaudited)
                                                                 For the Nine Months Ended June 30, 1998
                                                 -----------------------------------------------------------------------
                                                              USI                 Nonguarantor
                                                  USI      Atlantic       USIAH   Subsidiaries Eliminations Consolidated
                                                 ----      --------       -----   ------------ ------------ ------------
Net Sales                                     $    --       $    --     $    --      $ 2,310      $    --      $ 2,310
Operating costs and expenses:
 Cost of products sold                             --            --          --        1,617                     1,617
 Selling, general and administrative expenses       1             3          14          465                       483
 Goodwill impairment and non-recurring
  charges                                          --            --           8          120                       128
                                              -------       -------     -------      -------      -------      -------
 Operating income (loss)                           (1)           (3)        (22)         108           --           82

Interest expense                                   --            --          35           16                        51
Interest income                                    --            --          --           (5)                       (5)
Intercompany interest, net                         --            --         (49)          49                        --
Other (income) expense, net                        --            --           1           (5)                       (4)
Equity in earnings of investees, net               65            61          56           --         (182)          --
                                              -------       -------     -------      -------      -------      -------
Income before income taxes,
 discontinued operations and extraordinary loss   (66)          (64)        (65)          53          182           40
Provision for income taxes                                       (1)         (4)          62                        57
                                              -------       -------     -------      -------      -------      -------
Income from continuing operations                 (66)          (63)        (61)          (9)         182          (17)
Discontinued operations, net of tax                --            --          --          (44)          --          (44)
                                              -------       -------     -------      -------      -------      -------

Income (loss) before extraordinary loss           (66)          (63)        (61)         (53)         182          (61)
Extraordinary loss, net of tax                     --            --          --           (5)          --           (5)
                                              -------       -------     -------      -------      -------      -------
Net income (loss)                             $   (66)      $   (63)    $   (61)     $   (58)     $   182      $   (66)
                                              =======       =======     =======      =======      =======      =======

                              U.S. INDUSTRIES, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                                  June 30, 1999

Note 10-Supplemental Guarantor Financial Information (Continued)

                                                                               (In millions - unaudited)
                                                                                    At June 30, 1999
                                                 ----------------------------------------------------------------------------------
                                                              USI         USI                Nonguarantor
                                                  USI       Global     Atlantic      USIAH   Subsidiaries Eliminations Consolidated
                                                 ----       ------     --------      -----   ------------ ------------ ------------
ASSETS
Current assets:
 Cash and cash equivalents                    $    --      $    --      $    --    $    --       $   146     $    --      $   146
 Trade receivables, net                            --           --           --         --           663                      663
 Inventories                                       --           --           --         --           613                      613
 Deferred income taxes                             35           --           --         --            36                       71
 Other current assets                               4            9           --         --            68                       81
                                              -------      -------      -------    -------       -------     -------      -------
  Total current assets                             39            9           --         --         1,526          --        1,574

 Property, plant and equipment, net                --           --           --         --           545                      545
 Deferred income taxes                             10           --           --         --             6                       16
 Other assets                                       9            7           --        908           193        (908)         209
 Goodwill, net                                     --           --           --         --           632                      632
 Investments in subsidiaries                    1,326        1,241          908         --            --      (3,475)          --
 Intercompany receivable (payable), net            87          522           32         --          (641)                      --
                                              -------      -------      -------    -------       -------     -------      -------
  Total assets                                $ 1,471      $ 1,779      $   940    $   908       $ 2,261     $(4,383)     $ 2,976
                                              =======      =======      =======    =======       =======     =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Notes payable                                $    --      $    --      $    --    $    --       $    16     $    --      $    16
 Current maturities of long-term debt             168           --           --         --             3                      171
 Trade accounts payable                             6           --           --         --           240                      246
 Accrued expenses and other liabilities            10           31                      --           224                      265
 Income taxes payable                              38           --                      --             9                       47
                                              -------      -------      -------    -------       -------     -------      -------
  Total current liabilities                       222           31           --         --           492          --          745

 Long-term debt                                   337          683           --         --            50                    1,070
 Other liabilities                                  1           74           --         --           175                      250
                                              -------      -------      -------    -------       -------     -------      -------
  Total liabilities                               560          788           --         --           717          --        2,065
Commitments and contingencies
 Stockholders' equity                             911          991          940        908         1,544      (4,383)         911
                                              -------      -------      -------    -------       -------     -------      -------
  Total liabilities and stockholders' equity  $ 1,471      $ 1,779      $   940    $   908       $ 2,261     $(4,383)     $ 2,976
                                              =======      =======      =======    =======       =======     =======      =======

                              U.S. INDUSTRIES, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                                  June 30, 1999

Note 10-Supplemental Guarantor Financial Information (Continued)

                                                                                   (in millions)
                                                                               At September 30, 1998
                                                  --------------------------------------------------------------------------------
                                                                  USI                     Nonguarantor
                                                     USI       Atlantic        USIAH      Subsidiaries  Eliminations  Consolidated
                                                  ----------  ------------  ------------  ------------  ------------  ------------
ASSETS
Current assets:
 Cash and cash equivalents                           $    --       $    --       $    --       $    44      $    --        $    44
 Trade receivables, net                                   --            --            --           609                         609
 Inventories                                              --            --            --           539                         539
 Deferred income taxes                                    45            --            --            30                          75
 Net assets held for disposition                          --            --            --           143                         143
 Other current assets                                     --            --            11            62                          73
                                                     -------       -------       -------       -------      -------        -------
  Total current assets                                    45            --            11         1,427           --          1,483

 Property, plant and equipment, net                       --            --            --           508                         508
 Deferred income taxes                                     8            --            --             8                          16
 Other assets                                             --            --             7           213                         220
 Goodwill, net                                            --            --            --           549                         549
 Investments in subsidiaries                             996           745         1,221            --       (2,962)            --
 Intercompany receivable (payable), net                  (51)          277           245          (471)                         --
                                                     -------       -------       -------       -------      -------        -------
  Total assets                                       $   998       $ 1,022       $ 1,484       $ 2,234      $(2,962)       $ 2,776
                                                     =======       =======       =======       =======      =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Notes payable                                       $    --       $    --       $    --       $    15      $    --        $    15
 Current maturities of long-term debt                     --            --            --             4                           4
 Trade accounts payable                                   --             2            --           245                         247
 Accrued expenses and other liabilities                    5             6            43           247                         301
 Income taxes payable                                     33            --            --             7                          40
                                                     -------       -------       -------       -------      -------        -------
  Total current liabilities                               38             8            43           518           --            607

 Long-term debt                                           --           270           629            48                         947
 Other liabilities                                        --            --            67           195                         262
                                                     -------       -------       -------       -------      -------        -------
  Total liabilities                                       38           278           739           761           --          1,816
Commitments and contingencies
 Stockholders' equity                                    960           744           745         1,473       (2,962)           960
                                                     -------       -------       -------       -------      -------        -------
  Total liabilities and stockholders' equity         $   998       $ 1,022       $ 1,484       $ 2,234      $(2,962)       $ 2,776
                                                     =======       =======       =======       =======      =======        =======

                              U.S. INDUSTRIES, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                                  June 30, 1999

Note 10-Supplemental Guarantor Financial Information (Continued)

                                                                                    (in millions - unaudited)
                                                                             For the Nine Months Ended June 30, 1999
                                                         ---------------------------------------------------------------------------
                                                                   USI        USI             Nonguarantor
                                                          USI    Global    Atlantic   USIAH   Subsidiaries Eliminations Consolidated
                                                         ----    ------    --------   -----   ------------ ------------ ------------
NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                                $    (3)   $    (5)   $    (8)  $   37      $    94      $    --      $   115

INVESTING ACTIVITIES:
Proceeds from sale of businesses                          --         --         --       --          118                       118
Acquisition of companies, net of cash acquired          (212)        --         --       --           --                      (212)
Purchases of property, plant and equipment                --         --         --       --          (75)                      (75)
Proceeds from sales of property, plant and equipment      --         --         --       --            2                         2
Proceeds from sale of excess real estate                  --         --         --       --           16                        16
Net transfers with subsidiaries                          (45)      (163)        13       --           --          195           --
Collection of notes                                       --         --         --       --            1                         1
Other investing activities                                --         --         --       --           (1)                       (1)
                                                     -------    -------    -------   ------      -------      -------      -------
NET CASH (USED IN) PROVIDED BY
 INVESTING ACTIVITIES                                   (257)      (163)        13       --           61          195         (151)

FINANCING ACTIVITIES:
Proceeds from long-term debt                           1,078        118         --      264          285                     1,745
Repayment of long-term debt                             (678)        --         --     (264)        (495)                   (1,437)
Repayment of notes payable, net                           --         --         --       --           (1)                       (1)
Payment of dividends                                     (14)        --         --       --           --                       (14)
Proceeds from exercise of stock options                    3         --         --       --           --                         3
Payment of treasury locks                                 --         --         --      (22)          --           --          (22)
Purchase of treasury stock                              (128)        --         --       --           --                      (128)
Net transfers with parent                                 --         50         (5)     (13)         163         (195)          --
                                                     -------    -------    -------   ------      -------      -------      -------
NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                                    261        168         (5)     (35)         (48)        (195)         146

Effect of exchange rate changes on cash
 and cash equivalents                                     (1)        --         --       (2)          (5)          --           (8)
                                                     -------    -------    -------   ------      -------      -------      -------

INCREASE IN CASH AND CASH EQUIVALENTS                     --         --         --       --          102           --          102

Cash and cash equivalents at beginning of period          --         --         --       --           44           --           44
                                                     -------    -------    -------   ------      -------      -------      -------

CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                              $    --    $    --    $    --   $   --      $   146      $    --      $   146
                                                     =======    =======    =======   ======      =======      =======      =======

                              U.S. INDUSTRIES, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                                  June 30, 1999

Note 10-Supplemental Guarantor Financial Information (Continued)

                                                                                     (in millions - unaudited)
                                                                              For the Nine Months Ended June 30, 1998
                                                              -----------------------------------------------------------------
                                                                        USI              Nonguarantor
                                                               USI   Atlantic    USIAH   Subsidiaries Eliminations Consolidated
                                                              ----    -------    -----   ------------ ------------ ------------
NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                                     $   (45)   $     2   $    (2)      $    78     $    --          33

INVESTING ACTIVITIES:
Proceeds from the sale of businesses                           --         --        --            10                      10
Acquisition of companies, net of cash acquired                 --         --        --          (171)                   (171)
Purchases of property, plant and equipment                     --         --        --           (70)                    (70)
Proceeds from sales of property, plant and equipment           --         --        --            17                      17
Proceeds from sale of excess real estate                       --         --        --            11                      11
Purchase of investment                                         --         --        --            (7)                     (7)
Collection of notes                                            --         --        --             5                       5
Dividends from subsidiaries                                     2         --        --            --          (2)         --
Net transfers with subsidiaries                                74         72      (381)           --         235          --
Other investing activities                                     --         --        --           (12)                    (12)
                                                          -------    -------   -------       -------     -------     -------
NET CASH (USED IN) PROVIDED BY
 INVESTING ACTIVITIES                                          76         72      (381)         (217)        233        (217)

FINANCING ACTIVITIES:
Proceeds from long-term debt                                   --         --     1,140           142                   1,282
Repayment of long-term debt                                    --         --      (718)         (345)                 (1,063)
Repayment of notes payable, net                                --         --        --            (3)                     (3)
Payment of dividends                                          (15)        --        --            (2)          2         (15)
Proceeds from exercise of stock options                        19         --        --            --                      19
Purchase of treasury stock                                    (35)        --        --            --                     (35)
Net transfers with parent                                      --        (74)      (72)          381        (235)         --
                                                          -------    -------   -------       -------     -------     -------
NET CASH (USED IN) PROVIDED BY                                (31)       (74)      350           173        (233)        185
 FINANCING ACTIVITIES

Effect of exchange rate changes on cash
 and cash equivalents                                          --         --        (2)           (7)         --          (9)
                                                          -------    -------   -------       -------     -------     -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               --         --       (35)           27          --          (8)

Cash and cash equivalents at beginning of period               --         --        35            32          --          67
                                                          -------    -------   -------       -------     -------     -------

CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                                   $    --    $    --   $    --       $    59     $    --     $    59
                                                          =======    =======   =======       =======     =======     =======

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      In June 1998, U.S. Industries, Inc. ("USI") merged with Zurn Industries, Inc. ("Zurn") (the "Merger"), hereafter collectively referred to as the Company, in a transaction accounted for as a pooling of interests. Accordingly, all periods are presented as if USI and Zurn had always been combined. The Company's operations are grouped into four segments: USI Bath and Plumbing Products, Lighting Corporation of America, USI Hardware and Tools and USI Diversified. During the nine months ended June 30, 1999, the window manufacturing operations and the metal components businesses were reclassified from USI Hardware and Tools to USI Diversified. This change reflects the Company's internal management reporting structure. Accordingly, all prior periods presented have been restated to conform to this presentation. The results of all operations sold or classified as discontinued, are excluded from the table below for all periods presented and are discussed separately under Discontinued Operations.

Results of Operations

                                                                       (in millions)                          (in millions)
                                                                     Three Months Ended                     Nine Months Ended
                                                                          June 30,                               June 30,
                                                                          --------                               --------
                                                                  1999                1998                1999                1998
                                                                  ----                ----                ----                ----
Net Sales
 Bath and Plumbing Products ........................            $   353             $   309             $   911             $   788
 Lighting Corporation of America ...................                204                 184                 591                 563
 Hardware and Tools ................................                155                 118                 360                 295
 Diversified .......................................                203                 214                 651                 664
                                                                -------             -------             -------             -------

  Total Net Sales ..................................            $   915             $   825             $ 2,513             $ 2,310
                                                                =======             =======             =======             =======

Operating Income (loss)
 Bath and Plumbing Products ........................            $    47             $    11             $   104             $    62
 Lighting Corporation of America ...................                 12                  10                  32                  34
 Hardware and Tools ................................                 15                 (21)                 28                  (7)
 Diversified .......................................                 13                 (41)                 59                  21
                                                                -------             -------             -------             -------
                                                                     87                 (41)                223                 110
Corporate expenses .................................                 (6)                (15)                (17)                (28)
                                                                -------             -------             -------             -------

  Total Operating Income (loss) ....................            $    81             $   (56)            $   206             $    82
                                                                =======             =======             =======             =======

Operating income for the three months ended June 30, 1999 includes, restructuring costs of $1 million and unusual charges of approximately $12 million. Operating income for Lighting Corporation of America and Diversified Operations includes charges of $1 and $12 million, respectively.

Operating income for the nine months ended June 30, 1999 includes, restructuring costs of $1 million and unusual charges of approximately $14 million. Operating income for Lighting Corporation of America and Diversified Operations includes charges of $1 and $14 million, respectively.

Operating income (loss) for the three and nine months ended June 30, 1998 includes merger, restructuring and other related costs of $128 million and obsolescence charges in connection with the restructuring of approximately $2 million. Operating income (loss) for the Bath and Plumbing Products, Lighting Corporation of America, Hardware and Tools, Diversified Operations and Corporate expenses includes charges of $25, $3, $33, $61 and $8 million, respectively.

Disclosure Concerning Forward-Looking Statements

      All statements, other than statements of historical fact, included in the following Management's Discussion or elsewhere in this Quarterly Report are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include, without limitation, the statements set forth in Outlook below. Various economic and competitive factors could cause actual results to differ materially from the expectations reflected in such forward-looking statements, including factors which are outside the control of the Company, such as interest rates, foreign currency exchange rates, instability in domestic and foreign financial markets, consumer spending patterns, availability of consumer and commercial credit, levels of residential and commercial construction, levels of automotive production, changes in raw material costs and Year 2000 issues, along with the other factors noted in this Report and in other documents filed by the Company with the Securities and Exchange Commission. In addition, the Company's future results are subject to uncertainties relating to the Company's ability to consummate its business strategy, including realizing market synergies and cost savings from the integration of its acquired businesses. All subsequent written and oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the foregoing factors.

Three Months Ended June 30, 1999
Compared to Three Months Ended June 30, 1998

Introduction

      The Company had sales of $915 and operating income of $81 million for the quarter ended June 30, 1999, compared to sales of $825 million and an operating loss of $56 million for the same period in the prior year. Sales increased $90 million (11%) while operating income increased $137 million compared to the third quarter of fiscal 1998. Included in the fiscal 1999 results are restructuring and unusual charges amounting to $13 million, while the fiscal 1998 results included merger, impairment, restructuring and other related charges amounting to $130 million. Excluding such costs in both years operating income increased $20 million (27%) to $94 million in the fiscal 1999 third quarter.

      The Bath and Plumbing Products Operations had sales of $353 million and operating income of $47 million for the third quarter June 30, 1999, increases of $44 million (14%) and $36 million (327%), respectively, from the third quarter of fiscal 1998. Included in the fiscal 1998 operating income were merger related charges amounting to $25 million. Excluding the charge in fiscal 1998, operating income increased $11 million (31%) from the prior year period. The increase in sales and operating income, excluding the merger related costs in fiscal 1998, resulted from improved volume in the U.S. bath operations, cost reductions and improved manufacturing in the Chinaware business and the inclusion of sales and operating profits of Gatsby Spas acquired in June 1999. In addition, sales and operating income increased due to the cost reductions and synergies resulting from the Zurn merger.

      The Lighting Products Operations had sales of $204 million and operating income of $12 million for the third quarter June 30, 1999, increases of $20 million (11%) and $2 million (20%), respectively, from the third quarter of fiscal 1998. Included in the fiscal 1999 operating income were severance related charges amounting $1 million while the fiscal 1998 results included $3 million of restructuring related charges. Excluding the unusual charges in both years, operating income was $13 million in both years. The increase in sales is primarily due to the inclusion of the Dual-Lite business, which was acquired in March 1999 coupled with increases in the residential and architectural outdoor lighting businesses. These sales increases were partially offset by sales decreases in the commercial indoor lighting business. The increase in operating income at the residential, commercial indoor lighting and architectural outdoor lighting businesses coupled with the inclusion of the Dual-Lite operating income were fully offset by a decline in the European lighting business.

      The Hardware and Tools Operations had sales of $155 million and operating income of $15 million for the third quarter June 30, 1999, compared to sales of $118 million and an operating loss of $21 million for the same period in the prior year. Sales increased $37 million (31%) while operating income increased $36 million compared to the third quarter of fiscal 1998. Included in the prior year operating loss were charges of $33 million relating to goodwill and property, plant and equipment impairment charges of the ladder operations. Excluding the prior year charges operating income increased $3 million (25%) from the same period in the prior year. The increases in both sales and operating income is due to the inclusion and integration of the True Temper business acquired in March 1999 and the elimination of losses in the ladder business. These increases were partially offset by sales and operating income decreases at the Ames business as a result of lower reorders of gardening products which were adversely impacted by severe drought conditions and inventory reduction programs at certain accounts.

      The Diversified Operations has sales of $203 million and operating income of $13 million for the third quarter June 30, 1999, compared to sales of $214 million and an operating loss of $41 million for the same period in the prior year. Sales decreased $11 million (5%) while operating income increased $54 million compared to the third quarter of fiscal 1998. Included in the fiscal 1999 operating income were restructuring and other related charges of $2 million which was comprised of a $2 million severance and impairment charge to close a manufacturing facility, $1 million of obsolescence costs, partially offset by a $1 million reduction to the 1998 restructuring reserves. In addition, the fiscal 1999 operating income includes unusual costs of $10 million relating to the closure of an unprofitable window operation which amounted to $4 million and a $6 million write-down of a Hong Kong-based equity investment. The fiscal 1998 operating loss included $61 million of impairment restructuring and related charges which was comprised of a write-off of impaired goodwill at the leather tanning operations, severance, obsolescence, and impairment charges at the vacuum cleaner operations, and severance and impairment charges at the footwear operations. Excluding these charges in both years operating income for the fiscal 1999 third quarter increased $5 million (25%) from the same period in the prior year. The decrease in sales is due to the elimination of the unprofitable lace business in the fourth quarter of fiscal 1998 and lower sales at the tanning operation due to a decision to forego some low margin business. These decreases were partially offset by higher sales of plastic and fabricated metal automotive parts and the full quarter inclusion of the shadow mask operation, which was acquired in May 1998. The increase in operating income, excluding the restructuring and related charges and unusual charges, resulted from the increased sales of plastic and fabricated metal automotive parts, the favorable resolution of an automotive warranty claim, the elimination of low margin automotive leather sales, the full quarter inclusion of the shadow mask operations and increased profits on flat sales at the vacuum cleaner operations. These increases were partially offset by reduced profits in the footwear and textile business due to severe competitive pressures.

Discontinued Operations

      During April 1999, the Company completed the sale of its investment in Teardrop Golf. The Company realized a $1 million net of tax gain from the sale. During June 1999 the Company recorded an additional net-of-tax loss of $1 million with respect to the April 1999 sale of The Ertl Company Inc ("Ertl").

      For the quarter ended June 30, 1998, the Company had a net loss on disposal of discontinued operations of $6 million and loss from operations of discontinued operations of $38 million. Discontinued operations as of June 30, 1998 consisted of Ertl and the Company's outdoor furniture operations.

Other, net

      Other, net was $9 million for the quarter ended June 30, 1999, a $6 million increase from the comparable period of fiscal 1998. The increase was due to higher gains on the sale of excess real estate.

Interest and Taxes

      Interest expense was $20 million for the quarter ended June 30, 1999, a $2 million (11%) increase from the comparable period of fiscal 1998. The increase was due to higher borrowing as a result of funding acquisitions and the Company's share repurchase program. Interest income was $1 million for both years.

      The provision for income taxes on continuing operations was $26 million for the quarter ended June 30, 1999, on pre-tax income of $71 million (an effective tax rate of approximately 37%) compared to a $11 million provision on pre-tax loss of $70 million in the comparable period of fiscal 1998. The fiscal 1998 provision includes the impact of goodwill impairment charges and certain merger and change in control payments, which are not tax deductible. Excluding such items, the effective tax rate would have been approximately 41%. The decrease in the effective tax rate, as adjusted, is attributable to continued international tax planning.

Nine Months Ended June 30, 1999
Compared to Nine Months Ended June 30, 1998

      The Company had sales of $2,513 and operating income of 206 million for the nine months period ended June 30, 1999, increases of $203 million (9%) and $124 million (151%), respectively, from the same period of fiscal 1998. Included in the fiscal 1999 results are restructuring and unusual charges amounting to $15 million, while the fiscal 1998 results included merger, impairment, restructuring and other related charges amounting to $130 million. Excluding such costs in both years operating income increased $9 million (4%) to $221 million for the nine months ended June 30, 1999.

      The Bath and Plumbing Products Operations had sales of $911 million and operating income of $104 million for the nine months ended June 30, 1999, increases of $123 million (16%) and $42 million (68%), respectively, from the same period of fiscal 1998. Included in the fiscal 1998 operating income were merger related charges amounting to $25 million. Excluding the charges in fiscal 1998, operating income increased $17 million (20%) from the prior year period. The increase in sales and operating profit, excluding the merger related costs in fiscal 1998, resulted from improved volume in the U.S. and European bath operations and Zurn plumbing products and cost reductions and synergies resulting from the Zurn merger. In addition, sales and operating income increased due to the full year inclusion of sales and operating profits of Sundance Spas acquired in June 1998, and the June 1999 acquisition of Gatsby Spas.

      The Lighting Products Operations had sales of $591 million and operating income of $32 million for the nine months ended June 30, 1999, a sales increase of $28 million (5%) and an operating income decrease of $2 million (6%) from the same period of fiscal 1998. Included in the fiscal 1999 operating income were severance related charges amounting to $1 million, while the fiscal 1998 results included $3 million of restructuring related charges. Excluding the restructuring charges in both years, operating income decreased $4 million (11%) from the same period in the prior year. The increase in sales is primarily due to the first time inclusion of the Dual-Lite business which was acquired in March 1999, coupled with an increase in the residential, architectural outdoor lighting business and the European lighting business. These sales increases were partially offset, by sales decreases in the commercial indoor lighting business. The decrease in operating income was mainly the result of decreases in the commercial indoor lighting business and the European lighting business, partially offset by increases in the residential lighting business and the Dual-Lite acquisition.

      The Hardware and Tools Operations had sales of $360 million and operating income of $28 million for the nine months ended June 30, 1999, as compared to sales of $295 million and an operating loss of $7 million for the same period in fiscal 1998. Sales increased $65 million (22%) while operating income increased $35 million compared to the same period in the prior year. Included in the prior year operating loss were charges of $33 million relating to goodwill and property, plant and equipment impairment charges of the ladder operations. Excluding the prior year charges operating income increased $2 million (8%) from the same period in the prior year. The increases in both sales and operating income is due to the inclusion and integration of the True Temper business acquired in March 1999, Bowers PLC acquired in January 1999 and the full year inclusion of the Spear & Jackson business acquired in December 1997. These sales and operating income increases were partially offset by decreases in the Ames business as a result of lower reorders of gardening products which were adversely impacted by severe drought conditions and inventory reduction programs at certain accounts.

      The Diversified Operations had sales of $651 million and operating income of $59 million for the nine month period ended June 30, 1999, compared to sales of $664 million and operating income of $21 million for the same period in the prior year. Sales decreased $13 million (2%) while operating income increased $38 million (181%) compared to the same period of the prior year. Included in the fiscal 1999 operating income were restructuring and other related charges of $2 million which was comprised of a $2 million severance and impairment charge to close a manufacturing facility, $1 of obsolescence, partially offset by a $1 million adjustment of the 1998 restructuring reserves. In addition, the fiscal 1999 operating income includes unusual costs of $12 million relating to the closure of an unprofitable window operation and a $6 million write-down of a Hong Kong-based equity investment. The fiscal 1998 operating income included $61 million of impairment, restructuring and related charges which was comprised of a write-off of impaired goodwill at the leather tanning operations, severance, obsolesce, and impairment charges at the vacuum cleaner operations, and severance and impairment charges at the footwear operations. Excluding these charges in both years, operating income for the nine months ended June 30, 1999 decreased $9 million (11%) from the same period in the prior year. The decrease in sales is due to the elimination of the unprofitable lace business in the fourth quarter of fiscal 1998, lower sales at the tanning operation due to a decision to forego some low margin business and lower domestic and international sales at the vacuum cleaner operations. These decreases were partially offset by higher sales of plastic and fabricated metal automotive parts and the full year inclusion of the shadow mask operation, which was acquired in May 1998. The decrease in operating income is due to lower profits at the vacuum cleaner operation due to lower sales, and lower operating income at the footwear operation due to severe competitive pressures. These decreases were partially offset by increases at the leather tanning operation due to elimination of low margin business, increases at the plastic and fabricated metal automotive operations due to higher sales and the full year inclusion of the shadow mask operation acquired in May 1998.

Discontinued Operations

      During the nine months ended June 30, 1999, the Company had a loss from discontinued operations of $13 million, net of tax, consisting of the loss on disposal of Ertl of $13 million, a loss from the operations of Ertl of $1 million and a $1 million gain on the sale of the investment in Teardrop Golf.

      For the nine months ended June 30, 1998, the Company had a net loss on disposal of discontinued operations of $6 million and loss from operations of discontinued operations of $38 million. Discontinued operations as of June 30, 1998 consisted of Ertl and the Company's outdoor furniture operations.

Other, net

      Other, net was $9 million for the nine months ended June 30, 1999, a $5 million increase from the comparable period of fiscal 1998. The increase is due to higher gains on the sale of excess real estate.

Interest and Taxes

      Interest expense was $57 million for the nine months ended June 30, 1999, a $6 million (12%) increase from the comparable period of fiscal 1998. The increase is primarily due to higher borrowings to fund acquisition and the share repurchase program. Interest income was $3 million for the nine months ended June 30, 1999, a $2 million decrease from the comparable period of fiscal 1998.

      The provision for income taxes on continuing operations was $62 million for the nine months ended June 30, 1999, on pre-tax income of $161 million (an effective tax rate of approximately 39%) as compared to a $57 million provision on pre-tax income of $40 million in the comparable period of fiscal 1998. The fiscal 1998 provision includes the impact of goodwill impairment charges and certain merger and change in control payments, which are not tax deductible. Excluding such items, the effective tax rate would have been approximately 41%. The decrease in the effective tax rate, as adjusted, is attributable to continued international tax planning.

Liquidity and Capital Resources

      The Company's primary sources of liquidity and capital resources are cash and cash equivalents, cash provided from operations and available borrowings under the Company's revolving credit facility.

      Cash provided by operating activities of continuing operations was $92 million and $86 million for the nine months ended June 30, 1999 and 1998, respectively. The increase in cash provided by operating activities was due to higher net income and depreciation and amortization expense, partially offset by higher working capital requirements.

      Cash provided by discontinued operations of $23 million for the nine months ended June 30, 1999 was a result of reduced working capital requirements at Ertl. Cash used by discontinued operations of $53 million for nine months ended June 30, 1998 consisted of tax payments related to the sale of certain discontinued operations and seasonal working capital requirements of the outdoor furniture operations.

      Investing activities used net cash of $151 million for the nine months ended June 30, 1999, which primarily consisted of net cash of $212 million used for acquisitions and $75 million for capital expenditures, offset by the net proceeds of $118 million from the sales of the remaining interest in the Power System Segment and Ertl and $16 million from the sale of excess real estate. In the nine months ended June 30, 1998, the Company used net cash of $217 million, which primarily consisted of net cash of $171 million used for acquisitions, $70 million for capital expenditures, offset by $10 million in proceeds from the sale of the remaining assets of Tommy Armour Golf, $17 million from the sale of property, plant and equipment, and $11 million from the sale of excess real estate.

      Financing activities provided net cash of $146 million for the nine months ended June 30, 1999. This included proceeds from long-term debt in excess of repayments of $308 million, dividend payments of $14 million, treasury locks payment of $22 million and the purchase of $128 million of the Company's common stock for treasury. In the corresponding period of the prior year financing activities provided net cash of $185 million, which included proceeds from long-term debt in excess of repayments of $219 million, the purchase of $35 million of the Company's common stock for treasury and dividend payments of $15 million, partially offset by $19 million in proceeds from the exercise of options.

      The Company has a five year revolving line of credit providing for borrowings of up to an aggregate amount of $750 million (the "Credit Agreement"). The revolving credit commitment will be permanently reduced by $100 million in December 1999. As of June 30, 1999, the Company had $183 million available under its revolving line of credit.

      In October 1998, USI and USI American Holdings, Inc. jointly issued $250 million aggregate principal amount of Senior Notes due October 15, 2003, which bear interest at 7.125%, payable semiannually (the "7.125% Notes"). The net cash proceeds of $247 million, after transaction fees and discounts, were used to repay a $200 million short-term note and $47 million in borrowings under uncommitted bank credit lines. On June 14, 1999, the Company offered to exchange its 7.125% Notes due 2003 which were not registered under the Securities Act of 1933, for registered 7.125% Notes having substantially the same terms. The exchange offer expired on July 9, 1999 with all outstanding unregistered 7.125% Notes being exchanged for registered 7.125% Notes.

      During the nine months ended June 30, 1999, the Company paid approximately $10 million, principally severance, related to its restructuring plan announced in fiscal 1998. There have been no material changes in the nature or costs of the restructuring.

      In February 1999, the Board of Directors authorized a share repurchase program to permit the purchase of up to $100 million of the outstanding stock of the Company, which was completed by April 1999. In April 1999, the Board of Directors authorized a second share repurchase program to permit the purchase of up to an additional $100 million of the outstanding stock of the Company. As of June 30, 1999, the Company has purchased $27 million of its common stock in accordance with the second share repurchase program. Additional purchases of up to $72 million may be made at prices deemed acceptable to management. The funding for the repurchase program will be from cash provided from operations and available borrowings under the Company's existing credit facilities.

      In July 1999, the Company filed a shelf registration statement on Form S-3 with the Commission in order to register $600 million in debt securities. The Company expects the shelf registration statement to become effective shortly after this report is filed with the Commission. The Company expects to issue debt securities covered by this regestration statement in future periods depending on market conditions

Year 2000 Readiness Disclosure

      Many computer systems and other equipment with embedded technology use only two digits to define the applicable year and may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in failures or miscalculations causing disruptions of normal business activities and operations (the "Year 2000 issue").

      The Company is actively addressing the Year 2000 issue. The compliance program is led by information technology staff at each operating company, with assistance from the finance and manufacturing staffs and outside technology consultants where necessary. Progress is being monitored by each operating company president and reported to USI management. The Company engaged outside technology consultants at various operating locations to provide independent reviews of Year 2000 readiness and to augment the efforts of the local Year 2000 teams or provide expertise in certain areas.

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

      The Company has completed an assessment of its critical IT systems and, as a result, the operating companies have decided to modify, upgrade or replace portions of their systems. The remediation efforts achieved significant progress to date, and remain underway. The Company expects that the remediation, testing and implementation of all critical IT systems will be completed by December 1999. The Company is continuing the process of assessing and remediating critical non-IT systems, as well, and expects that the assessment, remediation, testing and implementation phases with respect to such systems will be completed by the fourth quarter of calendar year 1999.

      Year 2000 costs for computer equipment, software and outside consultants incurred through June 30, 1999 were approximately $35 million, of which $6 million was expensed and $29 million was capitalized. Estimated future costs to complete the Year 2000 program are $9 million, of which $5 million are expected to be expensed as incurred and the remaining $4 million are expected to be capitalized. These costs have been, and will continue to be, funded from operating cash flow and available credit facilities. Most of the costs are for new systems and improved functionality. These costs include approximately $6 million of internal payroll costs for employees who are involved in the Year 2000 program.

      The Company has developed contingency plans to address the possibility of failure by the Company or third parties to complete their Year 2000 initiatives on a timely basis. The Company will continue to make further refinements to the contingency plans based on the Company's ongoing evaluation of its readiness as well as the status of compliance by third parties. Such contingency plans include, among other procedures, using alternative processes, such as manual procedures to substitute for non-compliant systems; arranging for alternate suppliers and service providers; increasing inventory levels; and developing procedures internally and in conjunction with significant third parties to address compliance issues as they arise.

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

Spin-off of Diversified Business

      On May 18, 1999 the Board of Directors of the Company announced that it had approved a spinoff of its diversified businesses to the Company's shareholders. These businesses include Rexair, Inc. ("Rainbow" brand vacuum cleaners); Garden State Tanning, Inc. and Leon Plastics, Inc. (automotive interiors); EJ Footwear Corp. (including Georgia Boot Inc., Trimfoot Co. (infant footwear) and Lehigh Safety Shoe Company (industrial protective footwear)); Huron Inc. and Bearing Inspection, Inc. (precision engineering products); Bilt Best Products, Inc.; Native Textiles Inc. and Jade Technologies Singapore Ltd. These entities had combined nine month June 30, 1999 and fiscal year 1998 revenues of $651 million and $888 million, respectively, and operating income for those periods of $59 million and $32 million, respectively, (including goodwill impairment, unusual and other related charges of $14 million and $71 million, respectively, for those periods). Excluding USI Diversified and corporate expenses of $17 million, the Company had revenues of $1.9 billion and operating income of $164 million (including nonrecurring and unusual charges of $1 million) for the nine months ended June 30, 1999. Excluding USI Diversified and corporate expenses of $32 million, the Company had revenues of $2.2 billion and operating income of $142 million (including nonrecurring and unusual charges of $75 million) for fiscal year 1998.

      It is anticipated that the Company will receive approximately $570 million of proceeds from the new Diversified company, principally through the repayment of existing intercompany debt owed to the Company. In addition, the new Diversified company will assume or retire approximately $30 million of the Company's third party debt. The Company will use the proceeds received from the new Diversified company to reduce its outstanding debt, make acquisitions for its core businesses and continue its share repurchase program. Completion of the spin-off is conditioned upon the new Diversified company obtaining approximately $600 million of new third party financing. Completion of the spinoff is also subject to the receipt of a ruling from the Internal Revenue Service that the distribution will be tax free to Company shareholders. There is no certainty that the IRS will rule favorably with respect to the Company's request. If the IRS does not rule favorably, the Company would reconsider its then available alternatives. The Company will account for its diversified businesses as discontinued operations if and when it receives a favorable tax ruling. Mr. John Raos, President and Chief Operating Officer of the Company will resign his position to become Chairman and Chief Executive Officer of Strategic Industries, Inc. the new Diversified company. A registration statement on Form 10 about Strategic Industries, Inc. has been filed with the Commission, providing additional details. The Form 10 is subject to completion and amendment, and has not yet become effective.

Outlook

      Management is presently comfortable that earnings per diluted share from continuing operations for the full year will be approximately $1.55 prior to unusual charges.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

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

      The Company utilized foreign currency-denominated borrowings to selectively hedge its net investments in subsidiaries in foreign countries. Such borrowings at June 30, 1999 are denominated in German marks, British pounds, Dutch guilders and Hong Kong dollars. A 10% change in the relevant currency exchange rates is estimated to have an impact of $27 million on the fair value of such borrowings. This quantification of the Company's exposure to the market risk of foreign exchange sensitive financial instruments is necessarily limited, as it does not take into account the offsetting impact of the company's underlying investment exposures.

      The Company is also exposed to foreign currency exchange risk related to its international operations as well as its U.S. businesses, which import or export goods. The Company has made limited use of financial instruments to manage this risk.

PART II. OTHER INFORMATION.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

      10.1 Interim Employment Agreement dated as of May 18, 1999 by and between John G. Raos and the Company.*

      27    Financial Data Schedule*

(b)   Reports on Form 8-K

      The Company filed a current report on Form 8-K on May 13, 1999, responsive to Item 5 of such Form, relating to second quarter earnings, share repurchase programs, the sale of the Ertl Company and the acquisitions of Dual-Lite and True Temper. No financial statements were filed.

* Filed herewith

--------------------

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        U.S. INDUSTRIES, INC.

Date:  August 17, 1999
                                        /s/ James O'Leary
                                        ------------------------------
                                        James O'Leary
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)


                                        /s/ Robert P. Noonan
                                        ------------------------------
                                        Robert P. Noonan
                                        Corporate Controller
                                        (Principal Accounting Officer)