Form 10-K
period 1999-10-02
US INDUSTRIES INC /DE
filed 1999-12-29
CIK 1056874

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                FOR THE FISCAL YEAR PERIOD ENDED OCTOBER 2, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 1-14557
                            ------------------------

                             U.S. INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                     22-3568449
    (State or other jurisdiction of                      (I.R.S. employer
    incorporation or organization)                    identification number)

         101 WOOD AVENUE SOUTH                                08830
          ISELIN, NEW JERSEY                                (Zip Code)
    (Address of principal executive
               offices)

                                 (732) 767-0700
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

               TITLE OF EACH CLASS                      NAME OF EACH EXCHANGE ON WHICH REGISTERED
      Common Stock, par value $.01 per share                     New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days: Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at December 10, 1999 (based on the last reported sale price of such stock on the New York Stock Exchange on such date):
$1,112,745,695.

    On December 10, 1999, the registrant had outstanding 87,035,145 shares of Common Stock.
                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain portions of the registrant's definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders of the registrant to be held on February 3, 2000 are incorporated by reference into Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM                                                                   PAGE
----                                                                 --------
       Disclosure Concerning Forward-Looking Statements............         1

                              PART I
1.     Business....................................................         1
2.     Properties..................................................         9
3.     Legal Proceedings...........................................         9
4.     Submission of Matters to a Vote of Security Holders.........         9

                              PART II
       Market for Registrant's Common Equity and Related
5.     Stockholder Matters.........................................        10
6.     Selected Financial Data.....................................        11
       Management's Discussion and Analysis of Financial Condition
7.     and Results of Operations...................................        12
       Qualitative and Quantitative Disclosures About Market
7a.    Risk........................................................        26
8.     Financial Statements and Supplementary Data.................        27
       Changes in and Disagreements with Accountants on Accounting
9.     and Financial Disclosure....................................        74

                             PART III
10.    Directors and Executive Officers of the Registrant..........        74
11.    Executive Compensation......................................        74
       Security Ownership of Certain Beneficial Owners and
12.    Management..................................................        74
13.    Certain Relationships and Related Transactions..............        74

                              PART IV
       Exhibits, Financial Statement Schedules, and Reports on Form
14.    8-K.........................................................        74
15.    Signatures..................................................        78

                   FINANCIAL STATEMENT SCHEDULE
       Valuation and Qualifying Accounts...........................        79

                DISCLOSURE CONCERNING FORWARD-LOOKING STATEMENTS

    All statements, other than statements of historical fact, included in the Letter of the Chairman of the Board and Chief Executive Officer included in the Annual Report to Stockholders and in this Form 10-K, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business", are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Various economic and competitive factors could cause actual results to differ materially from the expectations reflected in such forward-looking statements, including factors which are outside the control of the Company, such as interest rates, foreign currency exchange rates, instability in domestic and foreign financial markets, consumer spending patterns, availability of consumer and commercial credit, levels of residential and commercial construction, levels of automotive production and changes in raw material costs and Year 2000 issues along with the other factors noted in this Report and in other documents filed by the Company or its predecessor with the Securities and Exchange Commission. In addition, the Company's future results are subject to uncertainties relating to the Company's ability to consummate its business strategy, including realizing marketing synergies and cost savings from the integration of its acquired businesses. All subsequent written and oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the foregoing factors.

                                     PART I

ITEM 1. BUSINESS

GENERAL

    U.S. Industries, Inc. ("USI" and, together with its subsidiaries, the "Company") manufactures and distributes a broad range of building and home products, consumer products and industrial products through four operating divisions: USI Bath and Plumbing Products, Lighting Corporation of America, USI Hardware and Tools and USI Diversified. Many of the Company's businesses have leading market share positions, well-known brand names and established manufacturing, sourcing and distribution capabilities. The Company's strategy is to focus on basic manufacturing businesses with long-term growth potential.

    In May 1995, USI Atlantic, Inc. ("USI Atlantic"), a Company predecessor then known as U.S. Industries, Inc., was spun-off from Hanson PLC ("Hanson") with 34 diverse businesses, a substantial amount of surplus real estate and other assets and significant indebtedness (the "Demerger"). The Company immediately commenced a program to reduce leverage and focus its operations through dispositions of non-strategic assets. By mid-1996, the Company had significantly reduced its debt level, enabling it to pursue selective acquisitions to broaden and enhance its core businesses.

    In June 1998, USI Atlantic merged with Zurn Industries, Inc. ("Zurn"), creating one of the leading bath and plumbing products companies in North America. To effect this transaction, USI was formed as a new holding company for USI Atlantic and Zurn. The total consideration for the Zurn merger (the "Merger") was valued at $784 million, consisting of 20.4 million shares of Common Stock issued to the former Zurn shareholders and the assumption by the Company of $220 million of debt. See "Management's Discussion and Analysis Senior Notes and Credit Facilities". The transaction was accounted for as a pooling of interests and the Company's historical consolidated financial information presents the results of USI Atlantic and Zurn as a single entity.

    The Company is currently evaluating various alternatives for the diversified business, including a spin-off. The diversified business includes Rexair, Inc. ("Rainbow" brand vacuum cleaners); Garden State Tanning, Inc. and Leon Plastics, Inc. (automotive interiors); EJ Footwear Corp. (including Georgia Boot

Inc., and Lehigh Safety Shoe Company (industrial protective footwear)); Huron Inc. and Bearing Inspection, Inc. (precision engineering products); BiltBest Products, Inc.; Native Textiles Inc. and Jade Technologies Singapore Ltd. These entities had combined year ended September 30, 1999 and 1998 revenues of $859 million and $889 million, respectively, and operating income for those periods of $88 million and $32 million, respectively, (including goodwill impairment, unusual and other related charges of $7 million and $71 million, respectively, for those periods).

    The Company expects to utilize a majority of any proceeds to reduce its outstanding debt and continue its share repurchase program.

    Mr. John Raos resigned from his position of President and Chief Operating Officer of the Company in September 1999 in anticipation of becoming Chairman and Chief Executive Officer of Strategic Industries, Inc., the new company that would own and operate the diversified business upon the spin-off. A registration statement on Form 10 about Strategic Industries, Inc. has been filed with the Commission, providing additional details. The Form 10 is subject to completion and amendment, and has not yet become effective.

    The Company made several strategic acquisitions during fiscal 1999. The assets of Gatsby Spas, Inc. ("Gatsby Spas"), a manufacturer and distributor of spas, and the stock of Spring Ram Corporation PLC ("Spring Ram"), a manufacturer of chinaware, bathroom fixtures and composite kitchen sinks in the UK, were acquired for USI Bath and Plumbing Products. The assets of True Temper Corporation ("True Temper"), a manufacturer of wheelbarrows and non-powered lawn and garden tools, were acquired for USI Hardware and Tools. The assets of Dual-Lite, Inc. ("Dual-Lite"), a manufacturer of emergency and exit lighting, were acquired for the Lighting Corporation of America.

    The Company sold certain assets of its water resource business, a unit of USI Bath and Plumbing Products, in September 1999, certain assets of its ladder business, a unit of USI Hardware and Tools, in October 1999 and its infant and children shoe division, a unit of USI Diversified in December 1999.

    The Company received proceeds of $28 million from the sale of surplus real estate in fiscal 1999.

    During fiscal 1999, the Company repurchased 11,171,600 million shares of common stock of the Company, amounting to approximately $190 million.

    References to a fiscal year are to the applicable fiscal year ended on the Saturday nearest September 30 and reflect a 52 or 53-week period.

    This Report references trademarks of the Company such as JACUZZI, ZURN, ELJER, U.S. BRASS, AMES and RAINBOW, as well as other trade names and product names. SIEMENS is a registered trademark of Siemens AG, of which the Company is a licensee.

    The Company's principal executive offices are located at 101 Wood Avenue South, Iselin, New Jersey 08830; its telephone number at that address is (732) 767-0700.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    The Company is comprised of four segments: USI Bath and Plumbing Products, Lighting Corporation of America, USI Hardware and Tools and USI Diversified. The results of all operations sold or classified as discontinued operations are discussed separately in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Discontinued Operations and Extraordinary Loss". See Note 4 to the Consolidated Financial Statements.

USI BATH AND PLUMBING PRODUCTS

    USI Bath and Plumbing Products is one of the leading bath and plumbing products businesses in North America. It manufactures and distributes a full line of bath and plumbing products under the brand names JACUZZI, ELJER and ZURN. During fiscal 1999, it acquired Spring Ram in order to expand its presence in Europe. Spring Ram is a leading U.K. manufacturer of acrylic baths, shower enclosures, shower trays, sanitary ware, stainless steel sinks, molded kitchens sinks and other bathroom fixtures under the brand names SANITAN and ASTRACAST.

    The Company's objective has been to combine acquired businesses to realize marketing synergies and cost savings and capitalize on domestic and international growth opportunities, including product extensions and expansion into new markets. The division's bath and plumbing products are sold in North America through wholesale distributors and home centers, and in certain international markets, including Europe, South America, the Middle East and Asia.

    Jacuzzi is a leading worldwide manufacturer and distributor of whirlpool bath products, spas, shower systems, non-jetted baths, swimming pool equipment and water systems products. In the past two years, Jacuzzi has acquired Sundance Spas and Gatsby Spas to increase its market position in the spa market. Sales of Jacuzzi products are seasonal as weather may affect outdoor installation.

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

LIGHTING CORPORATION OF AMERICA

    Lighting Corporation of America ("LCA"), through its subsidiaries, manufactures and distributes indoor and outdoor lighting fixtures for markets in North America and Europe. During fiscal 1999, sales of commercial/industrial and residential products accounted for approximately 80% and 20%, respectively, of LCA's revenues.

    LCA's size, broad range of quality products and strong distribution network allow it to compete as a full-line supplier in the commercial/industrial market. Its outdoor lighting products are sold under the KIM, SPAULDING, MOLDCAST, ARCHITECTURAL AREA LIGHTING, SIEMENS and SITECO brand names. These products include street, area, parking garage and landscape lighting. Outdoor lighting products are sold to electrical distributors, national accounts and utility companies. National customer accounts include service stations, automobile dealerships and fast food restaurants. Indoor commercial/industrial lighting products, which are sold under the COLUMBIA, PRESCOLITE, SIEMENS, DUAL LITE and SITECO brand names through electrical distributors and national accounts, include incandescent and compact fluorescent, down light fixtures, emergency and exit lighting, and other fluorescent lighting fixtures.

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

USI HARDWARE AND TOOLS

    USI Hardware and Tools manufactures and distributes hand tools, lawn and garden tools, wheeled goods and industrial products through O. Ames ("Ames"), True Temper, Spear & Jackson and other companies.

    Ames is a leading manufacturer of non-powered lawn and garden tools and industrial hand and striking tools in North America. Ames primarily sells its products under the brand names AMES, EAGLE, WOODINGS-VERONA and GARANT and, to a lesser extent, under private labels. Ames' product lines include lawn, garden, and agricultural tools, snow shovels and other winter tools, as well as wheeled goods and garden hose reels.

    True Temper is a leading manufacturer of wheelbarrows and also manufactures non-powered lawn and garden tools. True Temper primarily sells its products under the brand names TRUE TEMPER and JACKSON and, to a lesser extent, under private labels. True Temper's product lines include lawn, garden, and agricultural tools, snow shovels and other winter tools as well as various types of wheelbarrows.

    Sales of Ames and True Temper products are seasonal in nature, with substantial quantities manufactured for sale in the spring and fall. Weather conditions may impact results materially.

    Spear & Jackson is a leading U.K. manufacturer and distributor of a broad line of hand tools, lawn and garden tools, industrial saws, industrial magnets and metrology tools. Products sold under the brand names SPEAR & JACKSON, NEILL TOOLS, ECLIPSE MAGNETICS and BOWERS include garden and agricultural tools, contractor hand tools, industrial cutting tools, industrial magnets and industrial calibration instruments.

    Ames, True Temper and Spear & Jackson distribute their products primarily through independent wholesale distributors, home centers, mass merchants and large buying groups including cooperatives. The sale of Ames and True Temper products and, to a lesser extent, Spear & Jackson products, have become increasingly concentrated among home centers and other mass merchants. The Home Depot is the division's largest customer and accounted for 19%, 16% and 27% of the total revenues of the USI Hardware and Tools division in fiscal 1999, 1998 and 1997, respectively.

USI DIVERSIFIED

    USI Diversified manufactures a wide range of consumer, precision engineered and automotive interior products. Its businesses are described below. USI Diversified's sales are concentrated in the automotive industry, with sales to four customers totaling 33%, 35% and 35% of the division's sales in fiscal 1999, 1998 and 1997, respectively.

    REXAIR INC. is a leading manufacturer of premium vacuum cleaner systems. Its RAINBOW vacuum cleaners collect dirt particles by means of a water filtration and separator system. Rexair distributes the RAINBOW and its accessories through a network of independent authorized distributors and subdistributors. Sales to consumers are made through in-home demonstrations by sales representatives and are typically arranged by referrals from other consumers. In fiscal 1999, sales in the United States and Canada accounted for approximately 47% of Rexair's total unit sales. The remaining sales were spread over a number of foreign markets, with significant sales made in Portugal, Austria, Japan and Poland. In the domestic market, the vacuum cleaner industry is mature and highly competitive. Rexair also experiences competition in recruiting its distributors. In addition, its distributors experience competition in recruiting and retaining sales representatives. The Company estimates that over 60% of the purchases of Rexair products in the United States are financed either by independent consumer finance companies or, to a lesser extent, by the independent distributors. The inability to maintain or increase its independent distribution network or the unavailability of consumer credit could have a material adverse effect on Rexair's business, financial condition and results of operations.

    EJ FOOTWEAR is a designer, manufacturer and marketer of work, hiking, hunting and western boots and children's footwear. Its products are sold in niche markets through five companies. GEORGIA BOOT produces boots in the mid-range price segment of the industry and markets its products to sporting goods stores, and farm and ranch stores. LEHIGH SAFETY SHOE is a leading direct service provider of occupational safety footwear. Lehigh utilizes a nationwide network of shoemobiles, shoe centers, independent distributors and on-site commissary locations to sell directly to industrial and commercial facilities. DURANGO BOOT markets a diversified line of western and farm and ranch boots primarily to farm, ranch and independent western stores. TRIMFOOT, the company's infant's and children's footwear division was sold in December 1999. EMPIRE FOOTWEAR supplies domestic department stores, catalog merchants and mass merchants with imported footwear products, primarily on a private label basis as well as under the NORTHLAKE brand name.

    NATIVE TEXTILES supplies warp knit fabrics to domestic manufacturers of activewear and intimate apparel. It also commission-dyes lace and other specialty fabrics for third parties.

    BILTBEST WINDOWS manufactures and distributes wood windows, aluminum-clad windows and patio doors. BiltBest primarily sells its products to lumber yards, building products dealers and manufactured housing companies in the mid-western United States.

    SCF INDUSTRIES manufactures folding and stacking chairs as a licensee of the SAMSONITE name. SCF has a strong position in selling folding chairs to the party rental market, where it is the sole licensee of the SAMSONITE brand name.

    BEARING INSPECTION, INC. inspects and overhauls jet aircraft engine bearings for customers located worldwide. In January 1999, the Company acquired Atech Turbine Components, Inc., allowing Bearing Inspection to expand into the business of refurbishing the "hot sections" of turbo-prop engines.

    FSM EUROPE, acquired from Philips Components B.V. in May 1998, manufactures flat shadow masks, a component in color television picture tubes. A long-term contract to supply Philips with a specified number of flat shadow masks annually presently accounts for substantially all of FSM's sales.

    JADE TECHNOLOGIES SINGAPORE LTD. is a public company based in Singapore and listed on the Stock Exchange of Singapore Dealing and Automated Quotation system. The Company owns approximately 75% of Jade, with the remainder owned by the public. Jade manufactures stamped and plated integrated circuit leadframes.

    HURON INC. manufactures value-added precision machined products for the automotive industry. Products include screw machined parts, tubular assemblies, dowels, fittings, shafts and air-conditioning and fuel manifolds.

    GARDEN STATE TANNING, INC. is a leading manufacturer of high quality leather upholstery products, primarily for installation as automotive seating and trim. Hides comprise approximately one-half of Garden State Tanning's costs of production and Garden State Tanning procures approximately one-half of its hides from the largest U.S. supplier of hides, with which it has a long standing relationship.

    LEON PLASTICS, INC. manufactures molded plastic parts and assemblies for the automotive industry. Its products range from plastic console and instrument panel components to functional components such as complete rear door panels.

INVESTMENT

    The Company has an equity interest in United Pacific Industries Limited ("UPI"), a limited liability company incorporated in Bermuda and listed on the Stock Exchange of Hong Kong. UPI manufactures voltage converters, other electronic components and consumer products. At September 30, 1999, the Company has a beneficial ownership of approximately 20% of UPI with a carrying value of $11 million. The Company accounts for this investment using the equity method of accounting.

COMPETITION

    The Company competes in mature and highly competitive industries on the basis of brand identification, quality, price, marketing and distribution approaches. In some industries, certain competitors have greater market share or product breadth in a given market than the Company.

BACKLOG ORDERS

    The Company's backlogs believed to be firm as of September 30, 1999 and 1998 were as follows:

                                                                       AS OF
                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                1999           1998
                                                              --------       --------
                                                                   (IN MILLIONS)
Bath and Plumbing Products..................................    $101           $155
Lighting Corporation of America.............................      82             75
Hardware and Tools..........................................       9             13
Diversified.................................................      55             65
                                                                ----           ----
Total Backlogs..............................................    $247           $308
                                                                ====           ====

    The fiscal 1998 backlog information for Bath and Plumbing Products and Diversified includes $74 million and $6 million, respectively, relating to businesses which were sold in fiscal 1999.

EXPORT AND INTERNATIONAL OPERATIONS

    Certain of the Company's domestic businesses generate revenue from export sales and/or revenue from operations conducted outside the United States. Export sales amounted to 9%, 9% and 12% of total revenues in fiscal 1999, 1998 and 1997, respectively, principally reflecting sales by Rexair to foreign distributors of Rainbow products in numerous countries, and sales by Garden State Tanning to Japanese automobile manufacturers. Revenue from foreign operations amounted to 23%, 20% and 11% of total revenues in fiscal 1999, 1998 and 1997, respectively, principally reflecting certain Jacuzzi operations, Spear & Jackson and SiTeco. Identifiable assets of foreign operations represented approximately 31%, 23% and 6% of total identifiable assets at September 30, 1999, 1998 and 1997, respectively. Foreign identifiable assets principally reflect certain assets of Jacuzzi, Spring Ram, SiTeco and Spear & Jackson. Certain businesses obtain a significant amount of finished goods from unaffiliated suppliers in East Asia.

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

EMPLOYEES

    As of September 30, 1999, the Company had approximately 26,000 employees (excluding employees of companies in which the Company holds equity interests). Approximately 38% of such employees were represented by unions. The Company believes that the relations of its operating subsidiaries with employees and unions are satisfactory.

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

    A number of present and former operating units of the Company have been named as Potentially Responsible Parties ("PRPs") at 20 Superfund sites under CERCLA or comparable state statutes in a number of federal and state proceedings. In each of these matters the operating unit of the Company is working with the governmental agencies involved and other PRPs to address environmental claims in a responsible and appropriate manner. Under CERCLA and other similar statutes, any generator of hazardous waste sent to a hazardous waste disposal site is potentially responsible for the clean-up, remediation and response costs required for such site in the event the site is not properly closed by its owner or operator, irrespective of the amount of waste which the generator sent to the site. No information currently available reasonably suggests that projected expenditures associated with these proceedings, whether for any single site or for those in the aggregate, will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

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

    At September 30, 1999, the Company had accrued approximately $17 million for various environmental related liabilities of which the Company is aware. The Company believes that the range of liability which is reasonable for such matters is between approximately $9 million and $26 million. The Company cannot predict whether future developments in laws and regulations concerning environmental protection or unanticipated enforcement actions, particularly with respect to environmental standards, will require material capital expenditures or otherwise affect its financial condition, results of operations or cash flows in a materially adverse manner, or whether its operating units will be successful in meeting future demands of regulatory agencies in a manner which will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

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

EXECUTIVE OFFICERS

    The executive officers of the Company are as follows:

NAME                                                                      POSITION
----                                                   ----------------------------------------------
David H. Clarke......................................  Chairman of the Board and Chief Executive
                                                       Officer
James O'Leary........................................  Executive Vice President
George H. MacLean....................................  Senior Vice President, General Counsel and
                                                       Secretary
Dorothy E. Sander....................................  Senior Vice President--Administration
John W. Dean III.....................................  Vice President, Chief Financial Officer and
                                                       Treasurer
Diana E. Burton......................................  Vice President--Investor Relations
Robert P. Noonan.....................................  Corporate Controller

    DAVID H. CLARKE, 58, has served as Chairman of the Board and Chief Executive Officer of the Company since the Demerger. Mr. Clarke was Vice Chairman of Hanson from 1993 until the Demerger, Deputy Chairman and Chief Executive Officer of Hanson Industries, the U.S. arm of Hanson, from 1992 until the Demerger and a Director of Hanson from 1989 until May 1996. Mr. Clarke is a director of Fiduciary Trust International, a public company engaged in investment management and administration of assets for individuals.

    JAMES O'LEARY, 36, has served as Executive Vice President since
September 1, 1999 and was Senior Vice President and Chief Financial Officer from June 1998. He served as Corporate Controller of the Company from the Demerger until June 1998 and was elected as a Vice President in January 1996.
Mr. O'Leary served as Group Controller for certain consumer and industrial products businesses of Hanson Industries from September 1994 until the Demerger.

    GEORGE H. MACLEAN, 63, has served as Senior Vice President, General Counsel and Secretary of the Company since the Demerger. For the balance of the previous five years, Mr. MacLean served as Vice President and Associate General Counsel of Hanson Industries.

    DOROTHY E. SANDER, 46, has served as Senior Vice President--Administration since June 1998. Previously she had served as Vice President--Administration of the Company since the Demerger. Ms. Sander served as Vice President--Administration and Benefits of Hanson Industries from 1991 until the Demerger and as an Associate Director of Hanson PLC from 1993 until the Demerger. She is a member of the Advisory Board of the Bank of New York and the Board of Editors of "HR-Law and Practice" magazine.

    JOHN W. DEAN III, 43, has served as Vice President, Chief Financial Officer and Treasurer since October 4, 1999. Previously, Mr. Dean was with Rubbermaid Incorporated from 1988 to 1999, where he served as Vice President and Treasurer since 1991. His most recent assignment was Vice President, Chief Financial Officer of Rubbermaid Europe.

    DIANA E. BURTON, 54, has served as Vice President--Investor Relations of the Company since the Demerger. From January 1995 through the Demerger, Ms. Burton served as an investor relations consultant to Hanson Industries. For the balance of the past five years, she was a Vice President of Marine

Harvest International, Inc. ("Marine Harvest"), a company engaged in the farming and distribution of seafood products, with principal responsibility for administration and investor relations.

    ROBERT P. NOONAN, 37, has served as Corporate Controller of the Company since June 1998. Mr. Noonan served as Assistant Corporate Controller of the Company from February 1998 to June 1998 and was a Group Controller of the Company from the Demerger to January 1998. For the balance of the past five years, he was Corporate Controller of Marine Harvest.

ITEM 2. PROPERTIES

    The Company owns 132 and leases 191 properties, none of which has value that is significant in relation to the Company's assets as a whole. The Company develops, manages and disposes of its excess properties through its wholly-owned subsidiary, USI Properties, Inc.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company did not submit any matter to a vote of its security holders during the fourth quarter of fiscal 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTTERS

(a) MARKET INFORMATION.

    The Company's Common Stock is traded on the NYSE under the symbol USI. The following table sets forth, for the fiscal periods indicated, the high and low closing sales price per share of Common Stock as reported by the NYSE.

                                                  FISCAL 1999           FISCAL 1998
                                              -------------------   -------------------
                                                HIGH       LOW        HIGH       LOW
                                              --------   --------   --------   --------
First Quarter...............................   $18.38     $11.81     $30.75     $25.13
Second Quarter..............................   $20.19     $16.00     $30.63     $26.38
Third Quarter...............................   $19.19     $16.31     $30.19     $17.88
Fourth Quarter..............................   $17.06     $15.50     $20.31     $13.56

(b) HOLDERS.

    As of December 10, 1999, there were approximately 22,294 record holders of Common Stock. The closing price per share of Common Stock as reported by the NYSE on such date was $14.06.

(c) DIVIDENDS.

    The Board of Directors previously adopted a cash dividend policy under which USI paid cash quarterly dividends of $0.05 per share of Common Stock as listed below. The payment of dividends is subject to the Board of Directors' discretion and will depend upon the Company's overall performance, general business conditions, legal and contractual restrictions and other factors that the Board may deem relevant.

DIVIDEND RECORD DATE                                       DIVIDEND PAYMENT DATE
--------------------                                       ---------------------
December 31, 1998........................................  January 21, 1999
March 31, 1999...........................................  April 21, 1999
June 30, 1999............................................  July 21, 1999
September 30, 1999.......................................  October 21, 1999

ITEM 6. SELECTED FINANCIAL DATA

    The following tables sets forth the consolidated (combined) historical selected financial data of the Company.

                                                            FOR THE FISCAL YEARS ENDED SEPTEMBER 30,
                                                      ----------------------------------------------------
                                                      1999(1)    1998(2)      1997       1996     1995(6)
                                                      --------   --------   --------   --------   --------
                                                                 (IN MILLION, EXCEPT PER SHARE)
Income Statement Data:
  Net Sales.........................................   $3,429     $3,135     $2,521     $2,169     $1,974
  Operating income(3)...............................      303        142        268        238         93
  Income (loss) from continuing operations..........      154          3        125        103        (50)
  Net income (loss).................................      141        (44)       252        138        (72)
  Income from continuing operations per share(4)
    Basic...........................................     1.67       0.03       1.35       1.08         --
    Diluted.........................................     1.64       0.03       1.31       1.06         --
  Net income (loss) per share(4)
    Basic...........................................     1.53      (0.46)      2.73       1.45         --
    Diluted.........................................     1.51      (0.45)      2.64       1.42         --
  Cash dividend declared per share(5)...............     0.20       0.20       0.05         --         --

Balance Sheet Data (at period end):
  Cash and cash equivalents.........................   $   58     $   44     $   67     $   57     $   67
  Working capital...................................      834        876        731        779        807
  Total assets......................................    3,028      2,776      2,499      2,477      2,203
  Total debt........................................    1,267        966        746        930      1,000
  Stockholders' equity..............................      920        960        950        758        643

------------------------

(1) Fiscal 1999 includes $9 million after tax of unusual costs in conjunction with severance for certain senior executives, the closure of a manufacturing facility and the elimination of product lines. Fiscal 1999 also includes a $6 million tax benefit from the resolution of prior years tax issues.

(2) Fiscal 1998 includes non-recurring and unusual after-tax charges of $131 million of merger, restructuring and other costs, $7 million to write-off interest rate protection agreements, $34 million to discontinue a business, and $5 million associated with the refinancing of Zurn's outstanding indebtedness, totaling $177 million.

(3) The operating income for fiscal 1999, 1998 and 1997 includes $(7), $(3) and $2 million, respectively, of equity (loss) earnings from the Company's investment in UPI. Fiscal 1999 and 1998 equity (loss) noted above, includes a charge associated with an impairment of UPI and its subsidiaries of $6 and $4 million, respectively.

(4) Fiscal 1995 earnings per share information is not presented as such information is not indicative of the Company's continuing capital structure.

(5) Cash dividends exclude dividends declared and paid by Zurn prior to the Merger.

(6) USI changed its accounting policy for evaluating goodwill impairment in fiscal 1995, resulting in a charge of $98 million. Fiscal 1995 operating income also includes charges of $2 million to close certain underutilized facilities of the lighting products operations.

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

    The Company's operations are grouped into four segments: USI Bath and Plumbing Products, Lighting Corporation of America, USI Hardware and Tools and USI Diversified. During fiscal 1999, certain businesses were reclassified from USI Hardware and Tools to USI Diversified. This change reflects the Company's internal management reporting structure. Accordingly, all prior periods presented have been restated to conform to this presentation. The results of all operations sold and classified as discontinued are excluded from the table and discussion below. (See Note 4 to the Consolidated Financial Statements.) Prior to the Merger, Zurn's fiscal year ended on March 31. In recording the business combination, Zurn's results of operations, financial position and cash flows as of and for the years ended September 30, 1998 and 1997 have been restated to conform to USI's fiscal year end.

                                                        FOR THE FISCAL YEARS ENDED
                                                              SEPTEMBER 30,
                                                      ------------------------------
                                                        1999       1998       1997
                                                      --------   --------   --------
                                                              (IN MILLIONS)
NET SALES
  Bath and Plumbing Products........................   $1,303     $1,105     $  879
  Lighting Corporation of America...................      805        766        538
  Hardware and Tools................................      462        375        295
  Diversified.......................................      859        889        809
                                                       ------     ------     ------
      TOTAL NET SALES...............................   $3,429     $3,135     $2,521
                                                       ======     ======     ======
OPERATING INCOME (LOSS)(1) (2)
  Bath and Plumbing Products........................   $  150     $   93     $  101
  Lighting Corporation of America...................       46         52         42
  Hardware and Tools................................       37         (3)        33
  Diversified(3)....................................       88         32        119
                                                       ------     ------     ------
                                                          321        174        295
  Corporate expenses................................      (18)       (32)       (27)
                                                       ------     ------     ------
      TOTAL OPERATING INCOME........................   $  303     $  142     $  268
                                                       ======     ======     ======

------------------------

(1) Operating income for fiscal 1999 includes restructuring costs of $1 million and unusual charges of $14 million. Accordingly, operating income for USI Bath and Plumbing Products, Lighting Corporation of America, and USI Diversified Operations includes charges of $5, $3 and $7 million, respectively.

(2) Operating income (loss) for fiscal 1998 includes merger, restructuring and other related costs of $142 million and product costs in connection with the restructuring of approximately $11 million. (See Note 5 to the Consolidated Financial Statements.) Accordingly, operating income (loss) for the USI Bath and Plumbing Products, Lighting Corporation of America, USI Hardware and Tools, USI Diversified Operations and Corporate expenses include merger, restructuring and other charges of $40, $3, $32, $71 and $7 million, respectively.

(3) Operating income for the USI Diversified Operations includes $(7), $(3) and $2 million, for fiscal 1999, 1998 and 1997, respectively of equity (loss) earnings from the Company's investment in UPI. Fiscal 1999 and 1998 equity
    (loss) noted above, includes a charge associated with an impairment of UPI and its subsidiaries of $6 and $4 million, respectively.

FISCAL 1999 COMPARED TO FISCAL 1998

    The Company had sales of $3,429 million in fiscal 1999, an increase of $294 million (9.4%). The operating income for fiscal 1999 was $303 million compared to $142 million for fiscal 1998. The fiscal 1999 operating income includes unusual charges of $15 million and the fiscal 1998 operating income includes merger, restructuring and other charges of $153 million. Excluding these charges, operating income would have been $318 million in fiscal 1999 compared to $295 million in fiscal 1998, an increase of $23 million (7.8%).

USI BATH AND PLUMBING PRODUCTS

    USI Bath and Plumbing Products had sales of $1,303 million and operating income of $150 million, which includes severance charges from the release of a senior executive of $5 million. This compares to sales of $1,105 and operating income of $93 million in the prior year, which includes merger, restructuring and unusual charges of $40 million. The prior year charges of $40 million were incurred in connection with (i) the Merger, including investment banking, legal and accounting fees as well as change in control payments to certain Zurn employees, (ii) the closure of a manufacturing facility, (iii) the consolidation of several distribution centers between the Jacuzzi and Zurn operations and
(iv) the cost of eliminating duplicate administrative functions resulting from the merger. Excluding these charges from both years, operating income would have been $155 million in the current year and $133 million in the prior year, an increase of 16.5%. The increases, before the above mentioned charges, were attributable to significantly higher sales and operating income in the U.S. and European bath and spa operations, higher sales and operating income in behind-the-wall plumbing products particularly in Canada, the acquisitions of Gatsby Spas in June 1999 and Spring Ram in July 1999 and the full year inclusion of Sundance Spas, acquired in June 1998. These increases were partially offset by shortfalls in the South American bath operations due to economic conditions and in the European HVAC business. In September 1999, USI Bath & Plumbing sold certain assets of its water resource construction business for approximately book value.

LIGHTING CORPORATION OF AMERICA

    Lighting Corporation of America had fiscal 1999 sales of $805 million and operating income of $46 million, which includes unusual charges of $3 million. This compares to sales of $766 million and operating income of $52 million in fiscal 1998 which includes restructuring charges of $3 million. The fiscal 1999 charges relate to inventory losses in connection with exiting certain commercial product lines and executive severance costs while the fiscal 1998 charges related to the closure of two manufacturing facilities. Excluding the above-mentioned charges, operating income would have been $49 million in fiscal 1999 compared to $55 million in fiscal 1998. The increase in sales was primarily due to the inclusion of the March 1999 Dual-Lite acquisition and the continued strength in the residential and architectural outdoor lighting business. The decrease in operating income is due to weakness in the commercial indoor and European lighting businesses partially offset by increases in the residential and architectural outdoor lighting business and the inclusion of Dual-Lite.

USI HARDWARE AND TOOLS

    USI Hardware and Tools had fiscal 1999 sales of $462 million and operating income of $37 million. This compares to fiscal 1998 sales of $375 million and an operating loss of $3 million, which includes charges of $32 million. The fiscal 1998 charges include impairments of goodwill and property, plant and equipment in the Company's ladder operations and severance in connection with the consolidation of administrative functions at the ladder operations with Ames. Certain assets of the ladder operations were subsequently sold in October 1999 for approximately book value. Excluding the above-mentioned charges, USI Hardware and Tools would have had operating income of $29 million in fiscal 1998. The increase in sales is primarily attributable to the March 1999 True Temper acquisition. The increase in operating income is the result of the True Temper acquisition and the elimination of prior year losses at the ladder operation.

USI DIVERSIFIED

    USI Diversified had fiscal 1999 sales of $859 million and operating income of $88 million, which includes unusual charges of $7 million. This compares to fiscal 1998 sales of $889 million and operating income of $32 million, which includes unusual charges of $71 million. The fiscal 1999 charges include
(i) losses, closure and inventory and other related costs from exiting an unprofitable window operation and (ii) severance, impairment and obsolescence charges from the closure of a manufacturing facility which produced infant's and children's footwear. The fiscal 1999 charges are partially offset by favorable adjustments to the charges established in fiscal 1998 at the Company's vacuum cleaner and textile operations. The fiscal 1998 charges include (i) impairments of goodwill at the automotive leather tanning business, (ii) obsolescence, severance and impairment charges at the vacuum cleaner operations incurred in connection with management changes and the changeover to a new model, (iii) severance and impairment charges in the footwear operations incurred in connection with the closure of a manufacturing facility, (iv) severance and other charges in the Company's plastic automotive business incurred in connection with the discontinuance of a business line, (v) severance, impairment and obsolescence charges incurred in connection with the elimination of a product line in the Company's textile operations and (vi) obsolescence and other charges incurred in connection with the elimination of a product line at the Company's window operation. Excluding these charges, operating income in fiscal 1999 would have been $95 million, a decrease of $8 million from the fiscal 1998 amount of $103 million. Sales were lower due to the elimination of the unprofitable lace business in the fourth quarter of 1998, lower sales of automotive leather, vacuum cleaners, and footwear, and the closure of the unprofitable window operation. These decreases were partially offset by increased sales of plastic and fabricated metal automotive parts, the full year inclusion of the shadow mask operation acquired in May 1998, and higher revenues at the aircraft overhaul operation. The decrease in operating income, excluding unusual charges in both years, is mainly the result of lower profits at the textile business due to severe competitive pressures, and lower profit in the footwear and vacuum cleaner operation. The vacuum cleaner operation's results reflected difficulties associated with the introduction of its new product line and the recruitment of dealers by its distributors. Operating income in the footwear operations decreased due to competitive conditions in the market for safety shoes, and the loss of a key customer for certain lines of infants' and children's footwear. The infant and children footwear division was sold in December 1999 for approximately book value. These decreases were partially offset by higher operating income from the plastic and fabricated metal automotive parts operations, the favorable settlement of a warranty claim in the fabricated metal automotive business, reduction of goodwill amortization and higher cutting yields at the automotive leather business and the full year inclusion of the shadow mask operation. In addition, the fiscal 1999 operating income includes an impairment charge of the UPI equity investment and one of its subsidiaries which amounted to $6 million while the fiscal 1998 operating income includes a $4 million charge for an impairment of another UPI subsidiary. The comparability of operating income was also affected by a $4 million favorable settlement of environmental obligations at the footwear operation in fiscal 1998.

    CORPORATE EXPENSES

    Corporate expenses in the current year include $2 million of costs incurred in conjunction with the Company's planned spin-off of its Diversified operations. Corporate expenses in the prior year include $7 million of charges for severance of certain executive staff and employment costs in connection with the Company's realignment of its business units. The decrease in corporate expenses, excluding the above mentioned charges, reflects the transfer of certain corporate functions to the operating companies.

    MERGER, RESTRUCTURING AND OTHER RELATED COSTS

    During fiscal 1998 the Company reviewed its long-term strategy for the newly combined entity resulting from the Merger and reviewed each operating company's performance and future prospects. As a result, the Company adopted a plan to improve efficiency and enhance competitiveness. The Company reorganized into four business units:

    - Bath and Plumbing Products

    - Lighting

    - Hardware and Tools

    - Diversified Operations

    Each business unit has full operational and financial responsibility.

    In conjunction with the reorganization into four business units, due to indications of impairment, the Company evaluated the recoverability of certain long-lived assets, primarily goodwill at Garden State Tanning and Keller Ladders. In arriving at the fair value of Garden State Tanning the Company considered a number of factors including: (i) annual price concessions in the automotive industry and Garden State Tanning's inability to reduce costs due to antiquated facilities and equipment, (ii) a dramatic decline in scrap leather prices attributable to the Asian economic crisis, (iii) capital investment that would be required to make Garden State Tanning a lower cost manufacturer, (iv) Garden State Tanning's long-term financial plan and (v) analysis of values for similar companies. In arriving at the fair value of Keller Ladders the Company considered (i) the impact from the loss of a major customer, (ii) the inability to replace this business due to aggressive competition, (iii) continued pressure for price concessions from mass merchants, (iv) Keller Ladder's long term financial plan and (iv) analysis of values for similar companies. In determining the amount of the impairment, the Company compared the net book values to the estimated fair values of Garden State Tanning and Keller Ladders. Based on the above, the Company determined that impairments to goodwill of $55 million and $28 million were necessary at Garden State Tanning and Keller, respectively. The reduced goodwill amortization at Garden State Tanning and Keller is $3 million per annum. In October 1999, the Company sold certain assets of Keller Ladders for approximately book value.

    The 1998 restructuring plan included the closing of certain manufacturing and warehouse facilities in the bath and plumbing products, footwear and lighting operations. The closure of these facilities occurred at various dates through 1999. The production and distribution activities of these facilities were either outsourced, relocated off-shore, or consolidated into existing facilities. The restructuring plan included a reduction in the work force by approximately 700 employees which included salaried and administrative employees at the restructured facilities as well as administrative and executive employees. As of September 30, 1999 all employees had been terminated with some employees departing voluntarily prior to final termination. In certain cases severance and related benefits have been or will be paid subsequent to the termination date.

    During the third quarter of fiscal 1999, the Company's footwear operations expanded its 1998 restructuring plan and closed a second domestic manufacturing facility. The closure of the second facility was completed by June 1999, with its production being outsourced to offshore vendors. The total charges amounted to $2 million and were comprised of the costs of terminating 110 employees and the write-off of impaired fixed assets. In addition, the Company incurred inventory obsolescence related costs of $1 million in connection with the closure of the manufacturing facility.

    The restructuring at a number of facilities, which began during the third quarter of fiscal 1998, was substantially completed during fiscal 1999. In addition, during the third and fourth quarters of fiscal 1999, the Company reduced certain severance reserves by $1 million, primarily due to voluntary departures prior to final termination which resulted in lower severance costs.

    The restructuring did not have a significant impact on the ongoing operations during the periods that manufacturing was transitioned from the facilities to be closed. The expected benefits from the restructuring are primarily reduced depreciation; reduced fixed costs associated with leased facilities and reduced compensation costs. The final anticipated benefit will be approximately $8 million per annum and realized subsequent to the completion of all restructuring plans. The Company realized approximately 50% of the annual benefit in fiscal 1999 and substantially all of the benefit will be realized in fiscal 2000 and thereafter.

    The merger, integration and other costs also includes investment banking, legal and accounting fees and other miscellaneous costs, as well as costs related to change-in-control payments to certain Zurn employees.

    The principal components of the merger, restructuring and other related costs are:

                                                                1999       1998
                                                              --------   --------
                                                                 (IN MILLIONS)
Impairment of goodwill......................................    $ --       $ 83
Lease obligations and impairment of equipment...............       1         11
Merger, integration and other costs.........................      --         26
Severance and related costs.................................      --         22
                                                                ----       ----
      Total.................................................    $  1       $142
                                                                ====       ====
Cash charges................................................    $  1       $ 52
Non-cash charges............................................      --         90
                                                                ----       ----
      Total.................................................    $  1       $142
                                                                ====       ====

    At September 30, 1999, $8 million of cash related restructuring charges remained in accrued liabilities, detailed as follows:

                                         LEASE AND                  MERGER
                                         CONTRACT     SEVERANCE    AND OTHER
                                          RELATED    AND RELATED    RELATED     TOTAL
                                           COSTS        COSTS        COSTS      COSTS
                                         ---------   -----------   ---------   --------
                                                         (IN MILLIONS)
1998 activity:
  Initial Charges......................    $  4          $ 22        $ 26        $ 52
  Cash payments........................      --            (6)        (24)        (30)
                                           ----          ----        ----        ----
Balance at September 30, 1998..........       4            16           2          22
1999 activity:
  Cash payments........................      (2)          (11)         (2)        (15)
  Adjustments..........................      --            (1)         --          (1)
  Charges..............................       1             1           2
                                           ----          ----        ----        ----
Balance at September 30, 1999..........    $  3          $  5        $ --        $  8
                                           ====          ====        ====        ====

    The Company expects the remaining cash charges to be paid by the respective lease termination date and over the periods provided by severance agreements.

    In fiscal 1998, in addition to the $142 million of merger, restructuring and other related costs, the Company incurred $11 million of costs related to the elimination of product lines and the reduction of manufacturing and warehouse facilities at its operations which were restructured. After an income tax benefit of $22 million, these charges reduced income from continuing operations for fiscal 1998 by $131 million.

    OTHER (INCOME) EXPENSE, NET

    Other (income) expense, net, in fiscal 1999 was income of $14 million primarily reflecting gains on the sale of real estate. Other (income) expense, net in fiscal 1998 was an expense of $3 million. During March and April 1998, in anticipation of the offering of senior notes, the Company entered into certain interest rate protection agreements. Due to subsequent market changes, the principal amount and term of the notes sold in the offering, which occurred in October 1998, varied from those originally anticipated. The portion of the costs of the agreements, in the amount of $10 million, related to the notes sold are amortized over the term of the notes. The Company recorded a pre-tax charge of $12 million ($7 million after-tax) to write-off the remainder of the costs of the agreements in other (income) expense, net. This charge was partially offset by, among other things, gains on sales of real estate and the Company's airplane.

    INTEREST AND TAXES

    Interest expense was $81 million for fiscal 1999, a $12 million (17.4%) increase from the prior fiscal year. The increase reflects higher average debt levels principally due to acquisitions and treasury share purchases during 1999. Interest income was $5 million for fiscal 1999, a $3 million decrease from fiscal 1998.

    The provision for income taxes was $87 million on pre-tax income of $241 million (a 36.1% effective rate) for fiscal 1999 compared to $75 million on pre-tax income of $78 million (a 96.1% effective rate) for fiscal 1998. Fiscal 1999 includes a $6 million benefit relating to the settlement of certain prior years tax issues. Excluding this benefit the effective rate would have been approximately 39%. Fiscal 1998 includes the impact of goodwill impairment and nondeductible non-recurring charges. Excluding these items the effective rate would have been approximately 41%.

    DISCONTINUED OPERATIONS AND EXTRAORDINARY LOSS

    The Company adopted a formal plan to dispose of The Ertl Company Inc. ("Ertl") in the second quarter of fiscal 1999. Ertl was sold in April 1999 for proceeds of approximately $95 million which resulted in a net-of-tax loss of $13 million. The Company has restated its financial statements to reflect this business as a discontinued operation. During April 1999, the Company completed the sale of its investment in Teardrop Golf which resulted in a $1 million net-of-tax gain from the sale. In January 1999, the Company completed the sale of its remaining interest in the Power Systems Segment for proceeds of approximately $30 million. No gain or loss was realized upon the transaction. In the prior year, the Company recorded a loss from discontinued operations of $42 million, net-of-tax, which primarily consisted of the loss for the Company's outdoor furniture operations, SunLite Casual Furniture ("SunLite"), which was sold in September 1998, and the income of Ertl, the Company's toy operations. When the Company acquired SunLite, in March 1997 for $60 million, it anticipated it would have to reorganize SunLite's manufacturing operation and improve customer relations. SunLite was a seasonal business with a selling season primarily in the second and third fiscal quarters. As the business entered the 1998 selling season, the operations were negatively impacted by manufacturing problems arising from plant consolidations and customer reluctance to place orders. The Company conducted an assessment of the business to determine the future viability of SunLite during the third fiscal quarter. As a result of its assessment, the Company adopted a plan to dispose of SunLite. The Company sold SunLite for a nominal amount and recorded a pre-tax loss in conjunction with impairments of assets and the sale of $41 million.

    In conjunction with the repayment of all outstanding indebtedness of Zurn during the year ended September 30, 1998, a net-of-tax, non-cash, extraordinary charge of $5 million was incurred to write off unamortized deferred financing costs and for losses associated with interest rate swaps.

FISCAL 1998 COMPARED TO FISCAL 1997

    The Company had sales of $3,135 million in fiscal 1998, an increase of $614 million (24.4%). The operating income for the year was $142 million compared to $268 million in fiscal 1997. Fiscal 1998 operating income includes merger, restructuring and other charges of $153 million which are discussed below. Excluding these non-recurring and unusual charges, operating income would have been $295 million, an increase of $27 million (10.1%).

USI BATH AND PLUMBING PRODUCTS

    USI Bath and Plumbing Products operations had sales of $1,105 million and operating income of $93 million, a sales increase of $226 million (25.7%) and a decrease in operating income of $8 million. Operating income in fiscal 1998 includes non-recurring and unusual charges of $40 million incurred in connection with (i) the Merger, including investment banking, legal, and accounting fees as well as change in control payments to certain Zurn employees, (ii) the closure of a manufacturing facility, (iii) the consolidation of several distribution centers between the Jacuzzi and Zurn operations and (iv) the reduction of duplicate administrative functions resulting from the Merger. Excluding these charges, operating income would have been $133 million, an increase of $32 million (31.7%) over fiscal 1997. The increase in sales and operating profit, excluding non-recurring and unusual charges, is primarily due to the full year inclusion of Eljer (which was acquired in January 1997), the acquisition of Sundance Spas in June 1998, continued strength in the European bath operations and increased market penetration by Zurn Plumbing Products. These gains were partially offset by shortfalls in South America and Asia attributable to difficult local economic conditions.

LIGHTING CORPORATION OF AMERICA

    Lighting Corporation of America had sales of $766 million and operating income of $52 million in fiscal 1998, increases of $228 million (42.4%) and $10 million (23.8%), respectively, over fiscal 1997. Operating income in the fiscal 1998 includes restructuring charges of $3 million incurred in connection with plant shutdowns at two facilities. Excluding these charges, operating income in fiscal 1998 would have been $55 million, an increase of $13 million (31.0%) over fiscal 1997. The increase in sales and operating income, excluding these charges, is due to the October 1997 acquisition of SiTeco, and strong sales of outdoor and residential lighting. Sales of commercial indoor florescent fixtures continue to be adversely affected by price competition.

USI HARDWARE AND TOOLS

    USI Hardware and Tools operations had sales of $375 million and an operating loss of $3 million for fiscal 1998, a sales increase of $80 million (27.1%), and a decrease of $36 million from fiscal 1997 operating income of $33 million. The operating loss in fiscal 1998 includes charges of $32 million which consists of
(i) impairments of goodwill and property, plant and equipment in the Company's ladder operations and (ii) severance incurred in connection with the consolidation of certain administrative functions at the ladder operations with Ames. Excluding these charges, the fiscal 1998 operating income would have been $29 million, a decrease of $4 million (12.1%) from fiscal 1997. The increase in sales is due to the first time inclusion of Spear & Jackson, acquired in December 1997. The decrease in operating income, excluding these charges, is due to the operating losses at the ladder operations, which lost a major customer in 1997, and reduced operating income at Ames, partially offset by operating income from the first time inclusion of Spear & Jackson. Ames operating income was negatively affected by price pressure from the mass retailers, poor winter and spring tool sales due to a lack of snowfall and unusually hot summer weather, partially offset by the favorable impact of prior year acquisitions.

USI DIVERSIFIED OPERATIONS

    USI Diversified Operations had sales of $889 million and operating income of $32 million, an increase of $80 million and a decrease of $87 million, respectively, from fiscal 1997. Operating income in fiscal 1998 includes total charges of $71 million consisting of (i) impairments of goodwill at the automotive leather tanning business, (ii) obsolescence, severance and impairment charges at the vacuum cleaner operations incurred in connection with management changes and the changeover to a new model, (iii) severance and impairment charges in the footwear operations incurred in connection with the closure of a manufacturing facility, (iv) severance and other charges in the Company's plastic automotive business incurred in connection with the discontinuance of a business line, (v) severance, impairment and obsolescence charges incurred in connection with the elimination of a product line in the Company's textile operations and (vi) obsolescence and other charges incurred in connection with the elimination of a product line at the Company's window operation. Excluding these charges, operating income in fiscal 1998 would have been $103 million, a decrease of $16 million from fiscal 1997. The increase in sales is primarily due to higher sales at the automotive leather operations, the January 1998 acquisition of the Philips leadframe business and the May 1998 acquisition of the shadow mask operations. These sales increases were partially offset by lower sales of vacuum cleaners and plastic automotive components. The decrease in operating income, excluding the $71 million in charges, mainly relates to decreases in the vacuum cleaner business. Operating income in the vacuum cleaner business declined due to lower sales, particularly in certain foreign markets, which were affected by the strength of the dollar. Domestic vacuum cleaner sales were adversely affected by dealers' difficulties in recruiting sales representatives due to low unemployment rates. Operating income was also negatively impacted by lower sales of western footwear and plastic automotive components and increased price concessions and reduced scrap prices in the automotive leather division. In addition, operating income was also negatively impacted by a $4 million charge which represents the Company's equity share of an impairment charge recorded by UPI. These decreases in operating income were partially offset by increases from the refurbished aircraft bearing business, the January 1998 acquisition of the Philips leadframe business, a favorable settlement of certain environmental obligations in the footwear operations and the May 1998 acquisition of the shadow mask operation.

    CORPORATE EXPENSES

    Corporate expenses include $7 million of charges for severance of certain executive staff and employment costs in connection with the Company's realignment of its business units.

    MERGER, RESTRUCTURING AND OTHER RELATED COSTS

    During fiscal 1998, in addition to the $142 million of merger, restructuring and other related costs, the Company has incurred $11 million of costs related to the elimination of product lines and the reduction of manufacturing and warehouse facilities at its operations which have been restructured.

    After an income tax benefit of $22 million, the charges detailed above impact the results from continuing operations for the period ended September 30, 1998 by $131 million.

    OTHER (INCOME) EXPENSE, NET

    Other (income) expense, net, in fiscal 1998 was an expense of $3 million. In anticipation of the offering of senior notes, the Company entered into certain interest rate protection agreements in March and April 1998. Due to subsequent market changes, the principal amount and term of the notes sold in the offering, which occurred in October 1998, varied from those originally anticipated. The portion of the costs of the agreements, in the amount of $10 million, related to the notes sold are amortized over the term of the notes. The Company recorded a pre-tax charge of $12 million ($7 million after-tax) to write off the remainder of the costs of the agreements in other (income) expense, net. This charge was partially offset by, among other things, gains on sales of real estate and the Company's airplane.

    DISCONTINUED OPERATIONS AND EXTRAORDINARY LOSS

    For fiscal 1998, the Company recorded a loss from discontinued operations of $42 million, net of tax, which primarily consisted of the loss for the Company's outdoor furniture operations, which was sold in September 1998, and the income of Ertl, the Company's toy operations. When the Company acquired SunLite, the Company's outdoor casual furniture business, in March 1997 for $60 million, it anticipated it would have to reorganize SunLite's manufacturing operation and improve customer relations. SunLite was a seasonal business with a selling season primarily in the second and third fiscal quarters. As the business entered the 1998 selling season, the operations were negatively impacted by manufacturing problems arising from plant consolidations and customer reluctance to place orders. The Company conducted an assessment of the business to determine the future viability of SunLite during the third fiscal quarter of 1998. As a result of its assessment, the Company adopted a plan to dispose of SunLite. The Company sold SunLite for a nominal amount and recorded a pre-tax loss in conjunction with impairments and the sale of $41 million. The Company has restated its financial statements to reflect these businesses as a discontinued operation.

    In fiscal 1997, the Company reported income from discontinued operations of $129 million, net of tax, consisting of net gains on disposals of discontinued operations of $113 million and income from operations of discontinued operations of $16 million. The gains on dispositions resulted from the sales of Tubular Textile Machinery, SCM Metal Products, Inc., the assets of QPF, Inc. and Odyssey Golf, partially offset by losses on the sales of Lynx Golf, the Power Transmission Segment and portions of the Power Systems Segment. The income from operations of discontinued operations consisted of the results of the above companies, the Armour Golf Operations (Tommy Armour Golf and Odyssey Golf), SunLite Casual Furniture and Ertl.

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

    INTEREST AND TAXES

    Interest expense was $69 million for fiscal 1998, a $10 million (16.9%) increase from fiscal 1997. The increase reflects higher levels of debt outstanding, primarily related to acquisitions, partially offset by lower effective interest rates. Interest income was $8 million for fiscal 1998, a $1 million increase from fiscal 1997.

    The provision for income taxes was $75 million on pre-tax income of $78 million (a 96.1% effective rate) for fiscal 1998 compared to $94 million on pre-tax income of $219 million (42.9% effective rate) for fiscal 1997. Fiscal 1998 includes the impact of goodwill impairment and nondeductible non-recurring charges. Excluding these items the effective rate would have been approximately 41%.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary sources of liquidity and capital resources are cash and cash equivalents, cash provided from operations and available borrowings under the Company's revolving credit facility, commercial paper program and uncommitted short-term lines of credit.

    Net cash provided by operating activities of continuing operations was $228 million and $106 million for fiscal 1999 and 1998, respectively. The increase in net cash provided by operating activities was mainly due to increased profitability and a reduction in working capital investment from the prior year.

    Cash provided by discontinued operations of $24 million for fiscal 1999 was a result of reduced working capital requirements at Ertl. Cash used by discontinued operations of $30 million for fiscal 1998 consisted of tax payments related to the sale of certain discontinued operations and seasonal working capital requirements of the outdoor furniture operations.

    Investing activities used net cash of $276 million and $228 million for fiscal 1999 and 1998, respectively. The cash used in investing activities for fiscal 1999 mainly related to seven acquisitions which utilized $335 million, combined with capital expenditures of $108 million. These cash outflows were partially offset by proceeds of $132 million from sales of Ertl, certain assets of the Power System Segment and the water resources construction business and $34 million in proceeds from the sale of excess real estate and property plant and equipment. The cash used in investing activities for fiscal 1998 mainly related to five acquisitions which utilized $173 million, combined with capital expenditures of $99 million. These cash outflows were partially offset by proceeds of $48 million from the sale of excess real estate and property plant and equipment.

    Financing activities provided net cash of $56 million and $130 million for fiscal 1999 and 1998, respectively. The fiscal 1999 amount included proceeds from long-term debt in excess of repayments of $276 million, offset by dividend payments of $19 million, treasury locks settlement payment of $22 million and the purchase of $190 million of the Company's common stock for treasury. The fiscal 1998 amount included proceeds from long-term debt in excess of repayments of $161 million and $20 million in proceeds from the exercise of stock options, offset by the purchase of $35 million of the Company's common stock for treasury and dividend payments of $21 million.

    At September 30, 1999 the Company had current maturities of long-term debt and short-term notes payable aggregating $48 million. At September 30, 1999, subject to the financial covenants, the Company had $547 million of availability both in committed and uncommitted lines of credit. The committed availability amounted to $304 million and was comprised of $171 million of unused credit available under the five year revolving credit agreement (as defined below) and $133 million of unused availability under its 364-day day facility expiring October 27, 2000. The availability under uncommitted short-term lines of credit amounted to $243 million.

    The Company believes that cash provided by operations and availability under unused credit facilities and commercial paper program will adequately support cash needs for working capital, capital expenditures for existing businesses and future principal payments on outstanding borrowings.

    Total stockholders' equity decreased by $40 million, principally due to Company's repurchase of Common Stock for treasury which amounted to $190 million, partially offset by net income of $141 million. See the Consolidated Statement of Changes in Stockholders' Equity.

    During February, April and September 1999, the Board of Directors authorized share repurchase programs aggregating $300 million. As of September 30, 1999, the Company has purchased $190 million of its common stock in accordance with the total authorized share repurchase program of $300 million. Accordingly, as of September 30, 1999, the Company has remaining authorization to purchase up to $110 million of its common stock. Subsequent to September 30, 1999, the Company has purchased an additional $15 million of its common stock. During October 1999, the Company entered into equity instrument contracts that may be utilized to purchase the Company's common stock. At the discretion of the Company, such contracts can be settled in cash, shares or a combination of both, at anytime prior to October 2000. In addition, the contracts are limited to approximately $40 million. Share repurchases are made at prices deemed acceptable to management. The funding for the repurchase program will be from cash provided from operations and available borrowings under the Company's existing credit facilities.

    During fiscal 1999, the Company paid approximately $15 million, principally severance, related to its restructuring plan announced in fiscal 1998. There have been no material changes in the nature or costs of the restructuring.

    Currently, the Company is evaluating various alternatives for the diversified business, including a spin-off. The Company expects to utilize a majority of any proceeds to reduce its outstanding debt and continue its share repurchase program.

SENIOR NOTES AND CREDIT FACILITIES

    In October 1998, USI American Holdings, Inc. ("USIAH"), a wholly owned subsidiary of USI Atlantic Corp., ("USI Atlantic") jointly issued $250 million aggregate principal amount of Senior Notes due October 15, 2003, which bear interest at 7.125%, payable semiannually (the "7.125% Notes"). The net cash proceeds were $247 million after transaction fees and discounts. As discussed below, $200 million of the proceeds were used to repay a short-term note and the remainder was used to repay borrowings under uncommitted bank credit lines. On July 9, 1999, the Company exchanged its 7.125% Notes which were not registered under the Securities Act of 1933, for registered 7.125% Notes having substantially the same terms.

    In fiscal 1997, USI and USIAH issued $125 million aggregate principal amount of Senior Notes due December 1, 2006, which bear interest at 7.25%, payable semiannually (the "7.25% Notes"). The net cash proceeds were $123 million after transaction fees and discounts. In connection with the Merger, a supplemental indenture was executed adding USI as a co-obligor with USIAH under the 7.25% Notes.

    The 7.25% Notes and the 7.125% Notes (collectively, the "Notes") are fully and unconditionally guaranteed by USI Atlantic. The Notes are redeemable at the option of the Company, in whole or in part, at a redemption price equal to the greater of (i) 100% of the principal amount to be redeemed, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the Notes to be redeemed, discounted at a rate based on the yield to maturity of the comparable U.S. Government securities plus a spread (10 basis points for the 7.25% Notes and 50 basis points for the 7.125% Notes) plus, in each case, accrued interest to the date of redemption. The Notes are unsecured but the indentures place restrictions on, among other things, liens and subsidiary indebtedness. Certain restrictions on dividends and the purchase of common stock for treasury were eliminated pursuant to the indenture for the 7.25% Notes in August 1998 when Moody's Investors Services, Inc. raised its rating on the notes to Baa2. The 7.125% Notes were issued without such restrictions.

    The Company has a five year revolving line of credit providing for borrowings of up to an aggregate amount of $750 million (the "Credit Agreement"). The revolving credit commitment was permanently reduced by $100 million on December 12, 1999 and will be reduced by an additional $150 million on December 12, 2000, and terminates on December 12, 2001. The Credit Agreement includes committed advances and uncommitted bid option advances. The committed advances bear interest based on, at the option of the Company, (i) specified spreads over London Interbank Offer Rate ("LIBOR") or (ii) the higher of the agent bank's reference rate or 50 basis points above federal funds rate in effect on such date. The spreads on the LIBOR-based borrowings range between 15 and 62.5 basis points, based on the Company's senior unsecured debt rating for the relevant period. At September 30, 1999 three-month LIBOR was 6.085% per annum and the spread over LIBOR was 22.5 basis points. A facility fee, regardless of the amount utilized, is payable on a quarterly basis in arrears on the full amount of the Credit

Agreement. The facility fee ranges between 7.5 and 25 basis points per annum, based upon the Company's senior unsecured debt ratings for the relevant period. At September 30, 1999, the facility fee was 10.0 basis points per annum. The Credit Agreement places restrictions on, among other things, liens, mergers, consolidations and additional indebtedness. Its financial covenants require USI to comply with maximum ratio of total funded debt to capital and a consolidated leverage ratio. The maximum ratios are .60:1.00 and 3.5:1.0, respectively.

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

    In April 1999, USIAH transferred substantially all of its assets and liabilities to a new wholly owned subsidiary of USI named USI Global Corporation ("USI Global") in exchange for preferred stock in USI Global. In connection with the asset transfer, USI Global assumed joint and several obligations under the Notes and the Credit Facility, equally with the Company and USIAH. Neither the Company, USIAH nor USI Atlantic as guarantor was released from its obligations under the Notes or the Credit Agreement in connection with the transfer to assets to USI Global. See Note 15 to the Consolidated Financial Statements.

    In April 1999, the Company commenced a $300 million commercial paper program, of which $167 million was outstanding at September 30, 1999. The commercial paper program is supported by a $300 million 364-day revolving line of credit that the Company entered into on October 30, 1998. The facility contains restrictive covenants consistent with the Credit Agreement. This 364-day revolving line of credit was recently renewed and extended another 364 days to October 27, 2000. Borrowings under the agreement bear interest at either the agent bank's base rate or LIBOR, plus a margin. Spreads on LIBOR-based borrowing range between 30 and 135 basis points, based on the Company's senior unsecured debt rating for the relevant period. At October 29, 1999, when the new 364-day facility began, the spread over LIBOR was 50 basis points. A facility fee, regardless of the amount utilized, is payable on a quarterly basis in arrears on the full amount of the 364 day facility. The facility fee ranges between 10 and 30 basis points per annum based on the Company's senior unsecured debt ratings for the relevant period. At October 29, 1999, when the new 364-day facility began, the facility fee was 15 basis points.

    In August 1999, the Company's shelf registration statement on Form S-3 filed with the Commission in order to register $600 million in debt securities became effective. The Company expects to issue debt securities covered by this registration statement in future periods depending on market conditions.

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

    Prior to the Merger, Zurn had entered into certain interest rate protection agreements. These agreements were settled via a cash payment of $6 million in connection with the repayment of the Zurn Facility as discussed above. To manage its interest rate exposure, the Company entered into interest rate swaps to receive a floating rate based on three-month LIBOR and pay a weighted average fixed rate. The fixed interest rates under the interest rate swaps currently outstanding range from 5.59% to 6.08% per annum. Net payments under the agreements amounted to approximately $4 million, $3 million and $5 million for fiscal 1999, 1998 and 1997, respectively. The swaps are of notional amounts and maturities that relate to specific portions of outstanding debt, and accordingly, are accounted for as hedge transactions. The aggregate notional amounts and periods covered by such agreements are as follows:

October 1, 1999 through September 30, 2001..................  $200 million

The Company had issued standby letters of credit aggregating $44 million at September 30, 1999.

    To protect the U.S. dollar value of its anticipated profits denominated in foreign currencies, the Company may purchase foreign currency put option contracts. The contracts are purchased and settled in U.S. dollars. The Company had no exposure with respect to these foreign currency options contracts other than the cost of such options. The cost of such foreign currency options was not material. There are no such options outstanding at September 30, 1999. The Company has also entered into foreign exchange forward contracts to manage expected cash flows at foreign operations. Such contracts have not been significant.

    The interest rate protection agreements, foreign exchange options and foreign exchange forward contracts described above were the only derivative instruments held or entered into by the Company at year end or during fiscal 1999 and 1998. See Note 2 to the Consolidated Financial Statements.

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

    To manage exposure to interest rate movements the Company uses interest rate protection agreements. Based on the Company's overall exposure to interest rate changes, at September 30, 1999 and 1998 a hypothetical change of 100 basis points across all maturities of the Company's floating rate debt obligations, after considering interest rate protection agreements, would decrease the Company's pre-tax earnings by $7 million in fiscal 1999 and $3 million in fiscal 1998.

    The Company utilizes foreign currency-denominated borrowings to selectively hedge its net investments in subsidiaries in foreign countries. Such borrowings at September 30, 1999 and 1998 are denominated in German marks, British pounds, Dutch guilders and Hong Kong dollars. A 10% change in the relevant currency exchange rates is estimated to have an impact on the fair value of such borrowings amounting to $32 million at September 30, 1999 and $20 million at September 30, 1998. This quantification of the Company's exposure to the market risk of foreign exchange sensitive financial instruments is necessarily limited, as it does not take into account the offsetting impact of the Company's underlying investment exposures.

    The Company is also exposed to foreign currency exchange risk related to its international operations as well as its U.S. businesses, which import or export goods. The company has made limited use of financial instruments to manage this risk.

FOREIGN CURRENCY MATTERS

    The functional currency of each of the Company's foreign operations at September 30, 1999 is the local currency. The operations in Brazil operated in a hyperinflationary economy until on or about October 1, 1997, when Brazil was no longer considered hyperinflationary. During the hyperinflationary period, the functional currency of the Company's operation in Brazil was the U.S. Dollar. Assets and liabilities of foreign subsidiaries are translated at the exchange rates in effect at the balance sheet dates, while revenue, expenses and cash flows are translated at average exchange rates for the period. Except for companies operating in hyperinflationary economies, translation gains and losses are reported as a component of Stockholders' Equity. Losses resulting from the translation of the financial statements of the Company's operations in Brazil of $1 million are included in other (income) expense, net, for fiscal 1997.

EFFECT OF INFLATION

    Because of the relatively low level of inflation experienced in the Company's principal markets, inflation did not have a material impact on its results of operations in fiscal 1999, 1998 or 1997.

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

    The Company's Year 2000 efforts focus on three areas: information technology ("IT") related systems and processes, such as operating systems, applications and programs; embedded logic ("non-IT") systems and processes, such as manufacturing machinery, telecommunications equipment and security devices; and compliance efforts of third parties (such as customers, suppliers and service providers). Within each of the IT and non-IT areas, the project spans four phases for both critical and non-critical systems: assessment of programs and devices to identify those that are affected by the Year 2000 issue; development of remediation strategies; testing such strategies; and implementing the solutions. Critical systems are those systems (both IT and non-IT) that would have a severe impact on the Company's business and revenue if not made Year 2000 ready.

    The Company evaluated each of its critical and principal customers, supplier, service providers and other business associates to determine each of such party's Year 2000-readiness status. These critical and principal third parties have either material system interfaces or other material relationships that an operating company is dependent upon. The evaluation of each third party included a request for a Year 2000 readiness certification. Then, depending upon each party's response, evaluation procedures were expanded to include obtaining Year 2000 disclosures contained in SEC filings of those third parties, where available; testing interfaced systems; holding face-to-face discussions with third parties; and developing and refining contingency plans to address the possibility of a third party failure to complete their year 2000 initiatives on a timely basis.

    To date, 67% of all third parties and 84% of all critical and principal third parties queried for information relating to Year 2000 compliance have responded, of which 23% of all third parties and 23% of critical and principal third parties indicated that they were not currently compliant. Each operating company has developed contingency plans to address those third parties that either indicated that they were not compliant, or who did not respond.

    The Company has completed an assessment of its critical IT and non-IT systems and, as a result, the operating companies have decided to modify, upgrade or replace portions of their systems. The development of these remediation strategies is complete. All except for two of our operating companies, which generate less than 2% of our sales, have tested and implemented solutions and are at least 80% Year 2000 compliant. All of our operating companies are expected to complete the testing and implementation phases and be Year 2000 compliant by December 31, 1999.

    Year 2000 costs for computer equipment, software and outside consultants incurred through September 30, 1999 were approximately $39 million, of which $6 million was expensed and $33 million was capitalized. Estimated future costs to complete the Year 2000 program are $3 million, of which $2 million are expected to be expensed as incurred and the remaining $1 million is expected to be capitalized. These costs have been, and will continue to be, funded from operating cash flow and available credit facilities. Most of the costs are for new systems and improved functionality. These costs include approximately
$7 million of internal payroll costs for employees who are involved in the Year 2000 program.

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

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

    See Item 7, "Managements Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Risk Management".

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of U.S. Industries, Inc.

    We have audited the consolidated balance sheets of U.S. Industries, Inc. (the "Company") as of September 30, 1999 and 1998 and the related consolidated statements of operations, cash flows, and changes in stockholders' equity for each of the three years in the period ended September 30, 1999. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of certain subsidiary companies (U.S. Industries' Automotive Group and Jacuzzi Companies in 1997) which statements reflect 29% of consolidated revenues for the year ended September 30, 1997. Those statements and Schedule II information were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for these companies in 1997, is based solely on the report of the other auditors.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors for 1997 provide a reasonable basis for our opinion.

    In our opinion, based on our audits and the report of other auditors for 1997, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at September 30, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, based on our audits and the report of other auditors for 1997, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

New York, New York
November 8, 1999

                      REPORT OF PRICEWATERHOUSECOOPERS LLP

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
U.S. Industries, Inc.:

    We have audited the combined statement of operations and cash flows of the U.S. Industries Automotive Group and Jacuzzi Companies for the year ended September 30, 1997. Our audit also included Financial Statement Schedule II of the U.S. Industries Automotive Group and Jacuzzi Companies for the year ended September 30, 1997 (not presented separately herein). These financial statements and schedule are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

    We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the combined financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of the U.S. Industries Automotive Group and Jacuzzi Companies for the year ended September 30, 1997 in conformity with accounting principles generally accepted in the United States. Also, the financial statement schedule referred to above, when considered in relation to the basic combined financial statements taken as a whole, present fairly in all material respects the information set forth therein. We have not audited the combined financial statements of the U.S. Industries Automotive Group and Jacuzzi Companies for any period subsequent to September 30, 1997.

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
November 14, 1997

                             U.S. INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                         (IN MILLIONS EXCEPT PER SHARE)

                                                                FOR THE FISCAL YEARS ENDED
                                                                      SEPTEMBER 30,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Net Sales...................................................   $3,429     $3,135     $2,521
Operating costs and expenses:
  Cost of products sold.....................................    2,389      2,202      1,739
  Selling, general and administrative expenses..............      736        649        514
  Goodwill impairment and non-recurring charges.............        1        142         --
                                                               ------     ------     ------
Operating income............................................      303        142        268
Interest expense............................................       81         69         59
Interest income.............................................       (5)        (8)        (7)
Gain on sale of subsidiary shares...........................       --         --         (1)
Other (income) expense, net.................................      (14)         3         (2)
                                                               ------     ------     ------
Income before income taxes, discontinued operations and
  extraordinary loss........................................      241         78        219
Provision for income taxes..................................       87         75         94
                                                               ------     ------     ------
  Income from continuing operations.........................      154          3        125
Discontinued operations:
  Income (loss) from operations (net of income taxes of
    $(-), ($9) and $11).....................................       (1)       (35)        16
  Gain (loss) on disposals (net of income taxes of $(10),
    ($4) and $68)...........................................      (12)        (7)       113
                                                               ------     ------     ------
  Income (loss) from discontinued operations................      (13)       (42)       129
                                                               ------     ------     ------
Income (loss) before extraordinary loss.....................      141        (39)       254
Extraordinary loss, from early extinguishment of debt
  (net of income tax benefits of $3 and $1).................       --         (5)        (2)
                                                               ------     ------     ------
Net income (loss)...........................................   $  141     $  (44)    $  252
                                                               ======     ======     ======
Earnings (loss) per basic share:
  Income from continuing operations.........................   $ 1.67     $ 0.03     $ 1.35
  Income (loss) from discontinued operations................    (0.14)     (0.44)      1.40
  Extraordinary loss........................................       --      (0.05)     (0.02)
                                                               ------     ------     ------
  Net income (loss).........................................   $ 1.53     $(0.46)    $ 2.73
                                                               ======     ======     ======
Earnings (loss) per diluted share:
  Income from continuing operations.........................   $ 1.64     $ 0.03     $ 1.31
  Income (loss) from discontinued operations................    (0.13)     (0.43)      1.35
  Extraordinary loss........................................       --      (0.05)     (0.02)
                                                               ------     ------     ------
  Net income (loss).........................................   $ 1.51     $(0.45)    $ 2.64
                                                               ======     ======     ======

                See notes to Consolidated Financial Statements.

                             U.S. INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                        (IN MILLIONS EXCEPT SHARE DATA)

                                                               AT SEPTEMBER 30,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................   $   58     $   44
  Trade receivables, net....................................      667        609
  Inventories...............................................      631        539
  Deferred income taxes.....................................       68         75
  Net assets held for disposition...........................       --        143
  Other current assets......................................       67         73
                                                               ------     ------
    Total current assets....................................    1,491      1,483

Property, plant and equipment, net..........................      597        508
Deferred income taxes.......................................        6         16
Other assets................................................      185        220
Goodwill, net...............................................      749        549
                                                               ------     ------
                                                               $3,028     $2,776
                                                               ======     ======
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable.............................................   $   33     $   15
  Current maturities of long-term debt......................       15          4
  Trade accounts payable....................................      278        247
  Accrued expenses and other liabilities....................      302        301
  Income taxes payable......................................       29         40
                                                               ------     ------
    Total current liabilities...............................      657        607
Long-term debt..............................................    1,219        947
Other liabilities...........................................      232        262
                                                               ------     ------
    Total liabilities.......................................    2,108      1,816
                                                               ------     ------
Commitments and contingencies
Stockholders' equity
  Common stock (par value $.01) per share, authorized
    300,000,000 shares; issued 98,924,343 and 105,005,316
    respectively; outstanding 87,926,145 and 98,409,878
    respectively............................................        1          1
Paid in capital.............................................      702        724
Retained earnings...........................................      448        406
Unearned restricted stock...................................      (16)       (17)
Accumulated other comprehensive income......................      (27)       (24)
Treasury stock (10,998,198 and 6,595,438 shares,
  respectively) at cost.....................................     (188)      (130)
                                                               ------     ------
Total stockholders' equity..................................      920        960
                                                               ------     ------
                                                               $3,028     $2,776
                                                               ======     ======

                See notes to Consolidated Financial Statements.

                             U.S. INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN MILLIONS)

                                                                   FOR THE FISCAL YEARS
                                                                          ENDED
                                                                      SEPTEMBER 30,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
OPERATING ACTIVITIES:
  Income from continuing operations.........................   $  154     $    3     $  125
  Adjustments to reconcile income from continuing operations to net cash provided by operating activities of
    continuing operations:
      Depreciation and amortization.........................       98         83         62
      Provision for deferred income taxes...................        7         20         24
      Provision for doubtful accounts.......................        6          8          2
      Gain on sale of excess real estate....................      (14)        (4)        (3)
      Gain on sale of subsidiary stock......................       --         --         (1)
      Gain on sale of property, plant and equipment.........       --         (5)        --
      Goodwill impairment and other non-recurring and
       unusual charges......................................       --         90         --
  Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
      Decrease (Increase) in trade receivables..............        1        (91)       (23)
      Increase in inventories...............................      (30)       (24)        (1)
      (Increase) Decrease in other current assets...........       (5)         3          8
      Decrease (Increase) in other non-current assets.......        4        (12)       (53)
      Increase (Decrease) in trade accounts payable.........        3         36        (17)
      Increase (Decrease) in income taxes payable...........       13         11        (21)
      (Decrease) Increase in accrued expenses and other
       liabilities..........................................      (10)        (6)         6
      (Decrease) Increase in other non-current
       liabilities..........................................        1         (6)         4
      Other, net............................................       --         --         (2)
                                                               ------     ------     ------
NET CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING
  OPERATIONS................................................      228        106        110
                                                               ------     ------     ------
Income (loss) from discontinued operations..................      (13)       (42)       129
Adjustments to reconcile income from discontinued operations to net cash
  Provided by (used in) discontinued operations:
      Loss (Gain) on disposal of discontinued operations....       12          7       (113)
      Decrease (Increase) in net assets held for
       disposition..........................................       25          5        (86)
                                                               ------     ------     ------
      NET CASH PROVIDED BY (USED IN) DISCONTINUED
       OPERATIONS...........................................       24        (30)       (70)
                                                               ------     ------     ------
      NET CASH PROVIDED BY OPERATING ACTIVITIES.............      252         76         40
                                                               ------     ------     ------
      INVESTING ACTIVITIES:
        Proceeds from sale of businesses....................      132         11        390
        Acquisition of companies, net of cash acquired......     (335)      (173)      (260)
        Proceeds from sale of subsidiary stock..............       --         --          4
        Purchases of property, plant and equipment..........     (108)       (99)       (68)
        Proceeds from sale of property, plant and
        equipment...........................................        6         34          2
        Proceeds from sale of excess real estate............       28         14         28
        Purchase of investment..............................       --         (7)        (1)
        Proceeds from sale of marketable securities.........       --         --         24
        Collection of notes.................................        1          5         --
        Other investing activities..........................       --        (13)        (5)
                                                               ------     ------     ------
      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES...     (276)      (228)       114
                                                               ------     ------     ------
      FINANCING ACTIVITIES:
        Proceeds from long-term debt........................    1,899      1,406      1,626
        Repayment of long-term debt.........................   (1,623)    (1,245)    (1,705)
        Proceeds from notes payable, net....................        7          5          4
        Payment to settle treasury locks....................      (22)        --         --
        Payment of dividends................................      (19)       (21)        (4)
        Proceeds from exercise of stock options.............        4         20          7
        Purchase of treasury stock..........................     (190)       (35)       (67)
                                                               ------     ------     ------

      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES...       56        130       (139)
                                                               ------     ------     ------
      Effect of exchange rate changes on cash and cash
       equivalents..........................................      (18)        (1)        (5)
                                                               ------     ------     ------
      INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......       14        (23)        10
    Cash and Cash Equivalents at Beginning of Period........       44         67         57
                                                               ------     ------     ------
      CASH AND CASH EQUIVALENTS AT END OF PERIOD............   $   58     $   44     $   67
                                                               ======     ======     ======

                See notes to Consolidated Financial Statements.

                             U.S. INDUSTRIES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
          FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997
                        (IN MILLIONS EXCEPT SHARE DATA)

                                                                             ACCUMULATED
                                                                UNEARNED        OTHER
                               COMMON    PAID IN    RETAINED   RESTRICTED   COMPREHENSIVE    TREASURY   COMPREHENSIVE
                               STOCK     CAPITAL    EARNINGS     STOCK          INCOME        STOCK         INCOME        TOTAL
                              --------   --------   --------   ----------   --------------   --------   --------------   --------
Balance at September 30,
  1996......................    $ 1        $605       $226        $(19)          $ (5)        $ (50)                      $ 758
Net Income..................                           252                                                   $252           252
Less net income for Zurn for
  the six months ended March
  31, 1998..................                            (2)                                                                  (2)
Cash dividend declared
  ($0.05 per share).........                            (4)                                                                  (4)
Cash dividend declared
  ($0.12 per share) Zurn....                            (2)                                                                  (2)
Amortization of unearned
  restricted stock..........                                         7                                                        7
Purchase of 3,134,343 shares
  of common stock...........                                                                    (67)                        (67)
Common stock issued to
  employees and directors
  (11,360 shares)...........     --          --                                                                              --
Common stock issued (336,714
  shares) upon exercise of
  options...................     --           3                                                                               3
Common stock issued (46,576
  shares) to Zurn pension
  plans.....................     --           1                                                                               1
Treasury stock issued
  (550,307 shares) to
  employees, directors and
  upon exercise of
  options...................                  1                     (5)                           6                           2
Forfeiture of 166,065 shares
  of unearned restricted
  stock.....................                 (1)                     1                                                       --
Translation adjustment......                                                       (2)                         (2)           (2)
Minimum pension liability
  adjustment................                                                        1                           1             1
                                                                                                             ----
Other comprehensive
  income....................                                                                                   (1)
                                                                                                             ----
Total comprehensive
  income....................                                                                                 $251
                                                                                                             ====
Income tax benefit relating
  to stock plans............                  3                                                                               3
                                ---        ----       ----        ----           ----         -----                       -----
Balance at September 30,
  1997......................    $ 1        $612       $470        $(16)          $ (6)        $(111)                      $ 950
                                ---        ----       ----        ----           ----         -----                       -----
Net loss....................                           (44)                                                  $(44)          (44)
Cash dividend declared
  ($0.20 per share).........                           (20)                                                                 (20)
Amortization of unearned
  restricted stock..........                                         6                                                        6
Purchase of 1,260,900 shares
  of common stock...........                                                                    (35)                        (35)
Retirement of 348,603 shares
  of treasury stock.........                 (5)                                                  5                          --
Forfeiture of 373,709 shares
  of unearned restricted
  stock.....................                                         2                           (4)                         (2)
Treasury stock issued
  (1,303,118 shares) to
  employees, directors and
  upon exercise of
  options...................                  4                     (9)                          15                          10
Common stock issued (559,359
  shares) upon exercise of
  options and to Zurn
  pension plans.............     --          12                                                                              12
Common stock issued
  (3,685,520 shares) for
  acquisition...............     --          96                                                                              96
Translation adjustment......                                                       (9)                         (9)           (9)
Minimum pension liability
  adjustment................                                                       (9)                         (9)           (9)
                                                                                                             ----
Other comprehensive
  income....................                                                                                  (18)
                                                                                                             ----
Total comprehensive
  income....................                                                                                 $(62)
                                                                                                             ====
Income tax benefit relating
  to stock plans............                  5                                                                               5
                                ---        ----       ----        ----           ----         -----                       -----
Balance at September 30,
  1998......................    $ 1        $724       $406        $(17)          $(24)        $(130)                      $ 960
                                ---        ----       ----        ----           ----         -----                       -----
Net Income..................                           141                                                   $141           141
Cash dividend declared
  ($0.20 per share).........                           (19)                                                                 (19)
Amortization of unearned
  restricted stock..........                                         6                                                        6
Purchase of 11,171,600
  shares of common stock....                                                                   (190)                       (190)
Treasury stock issued to
  employees and directors
  (125,107 shares)..........     --                                 (2)                           2                          --
Common stock issued to
  employees (276,500
  shares)...................     --           5                     (5)
Forfeiture of 73,162 shares
  of unearned restricted
  stock.....................                                         2                           (2)                         --
Treasury stock issued
  (193,700 shares) upon
  exercise of options.......     --          --                                                   3                           3
Common stock issued (165,722
  shares) upon exercise of
  options...................     --           2                                                                               2
Cancellation of 6,523,195
  shares of treasury
  stock.....................     --         (49)       (80)                                     129                          --
Demerger tax adjustment.....                 16                                                                              16
Translation adjustment......                                                       (9)                         (9)           (9)
Minimum pension liability
  adjustment................                                                        6                           6             6
                                                                                                             ----
Other comprehensive
  income....................                                                                                   (3)
                                                                                                             ====
Total comprehensive
  income....................                                                                                 $138
                                                                                                             ====
Income tax benefit relating
  to stock plans............                  4                                                                               4
                                ---        ----       ----        ----           ----         -----                       -----
Balance at September 30,
  1999......................    $ 1        $702       $448        $(16)          $(27)        $(188)                      $ 920
                                ===        ====       ====        ====           ====         =====                       =====

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

    The Company is currently evaluating various alternatives for the diversified business, including a spin-off. Further financial information with respect to the diversified business is included in the Segment Data note to the financial statements (See Note 12 to the Consolidated Financial Statements). The Company expects to utilize a majority of any proceeds to reduce its outstanding debt and continue its share repurchase program.

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

NOTE 2--ACCOUNTING POLICIES

    FISCAL YEAR: Fiscal year ends on the Saturday nearest to September 30. All fiscal year data contained herein reflect results of operations for the 52, 53 and 52 week periods ended October 2, 1999, October 3, 1998 and September 27, 1997, respectively, but are presented as of September 30 for convenience.

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

                             U.S. INDUSTRIES, INC.

NOTE 2--ACCOUNTING POLICIES (CONTINUED)

    TRADE RECEIVABLES AND CONCENTRATIONS OF CREDIT RISK:

                                                                      AT
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                 (IN MILLIONS)
Trade receivables...........................................   $ 708      $ 647
Allowance for doubtful accounts.............................     (41)       (38)
                                                               -----      -----
                                                               $ 667      $ 609
                                                               =====      =====

    The Company operates in the United States and, to a lesser extent, in Europe, South America, Canada and Asia. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Credit losses have been within management's expectations.

    INVENTORIES:

                                                                      AT
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                 (IN MILLIONS)
Finished products...........................................   $ 301      $ 250
In-process products.........................................     115        109
Raw materials...............................................     215        180
                                                               -----      -----
                                                               $ 631      $ 539
                                                               =====      =====

    Inventories are valued at the lower of cost, determined under both the first-in, first-out and last-in, first-out methods, or market. The percentage of inventory under each method follows:

                                                                      AT
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                 (IN MILLIONS)
First-in, first-out (FIFO) method...........................      84%        83%
Last-in, first-out (LIFO) method............................      16%        17%

    The increase in the carrying value of the inventory if only the FIFO method, which approximates replacement costs, had been used, would be $2 million and $4 million at September 30, 1999 and 1998, respectively.

                             U.S. INDUSTRIES, INC.

NOTE 2--ACCOUNTING POLICIES (CONTINUED)

    PROPERTY, PLANT AND EQUIPMENT:

                                                                      AT
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                 (IN MILLIONS)
Land and buildings..........................................   $ 310      $ 282
Machinery, equipment and furniture..........................     726        628
Accumulated depreciation....................................    (439)      (402)
                                                               -----      -----
                                                               $ 597      $ 508
                                                               =====      =====

    Property, plant and equipment is stated on the basis of cost less accumulated depreciation.

    DEPRECIATION AND AMORTIZATION:

                                                                  FOR THE FISCAL YEARS
                                                                         ENDED
                                                                     SEPTEMBER 30,
                                                             ------------------------------
                                                               1999       1998       1997
                                                             --------   --------   --------
                                                                     (IN MILLIONS)
Depreciation...............................................    $72        $59        $41
Amortization of goodwill...................................     18         19         15
Amortization of deferred financing costs...................      4          1          1
Amortization of unearned restricted stock..................      6          6          7
Amortization of deferred income............................     (2)        (2)        (2)
                                                               ---        ---        ---
                                                               $98        $83        $62
                                                               ===        ===        ===

    Depreciation is provided on the straight-line basis over the estimated useful lives of the assets. Buildings are depreciated based on lives varying from twenty to fifty years, and machinery, equipment and furniture based on lives varying from three to ten years.

    On October 1, 1999, the Company adopted statement of position ("SOP 98-1") ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED FOR OR OBTAINED FOR INTERNAL USE. SOP 98-1 requires the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The impact of adopting SOP 98-1 did not have a material impact on the Company's financial position or results of operations.

    OTHER ASSETS: Excess properties held for sale primarily consist of land and buildings no longer used in operations which are included in other assets and carried at the lower of cost or fair value less costs to sell. The carrying value of such properties was $20 million and $43 million as of September 30, 1999 and 1998, respectively. The income from excess properties of $13 million, $3 million and $1 million in fiscal 1999, 1998 and 1997, respectively, is included in other (income) expense, net and includes net gains on the sale of these properties, adjustments to net realizable value and the carrying costs incurred in the period.

    EQUITY INVESTMENT: The Company has an equity interest in United Pacific Industries Limited ("UPI"), a limited liability company incorporated in Bermuda and listed on the Stock Exchange of Hong Kong. UPI manufactures voltage converters, other electronic components and consumer products. At September 30, 1999 and 1998 the Company had beneficial ownership of approximately 20% of UPI with a carrying value

                             U.S. INDUSTRIES, INC.

NOTE 2--ACCOUNTING POLICIES (CONTINUED)

of approximately $11 million and $18 million, respectively. This investment, included in Other assets, is accounted for under the equity method. Its results are included in the USI Diversified segment. At September 30, 1999 and 1998, the market value of the Company's equity investment in UPI was approximately $7 million and $14 million, respectively.

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

    Goodwill is amortized on a straight-line basis over the estimated future periods to be benefited (ranging from 20 to 40 years, primarily forty years). Accumulated amortization aggregated $292 million and $274 million, at September 30, 1999 and 1998, respectively. Amortization and adjustments to the carrying value of goodwill amounted to $22 million, $102 million and $15 million for fiscal 1999, 1998 and 1997, respectively.

    ACCRUED EXPENSES AND OTHER LIABILITIES: Accrued expenses and other liabilities (current) consist of the following:

                                                                      AT
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                 (IN MILLIONS)
Compensation related........................................   $  81      $  70
Other.......................................................     221        231
                                                               -----      -----
                                                               $ 302      $ 301
                                                               =====      =====

    FOREIGN CURRENCY TRANSLATION: The functional currency of each of the Company's foreign operations at September 30, 1999 is the local currency. The operations in Brazil operated in a hyperinflationary economy until on or about October 1, 1997, when Brazil was no longer considered hyperinflationary. During the hyperinflationary period, the functional currency of the Company's operation in Brazil was the U.S. Dollar. Assets and liabilities of foreign subsidiaries are translated at the exchange rates in effect at the balance sheet dates, while revenue, expenses and cash flows are translated at average exchange rates for the period.

                             U.S. INDUSTRIES, INC.

NOTE 2--ACCOUNTING POLICIES (CONTINUED)

Except for companies operating in hyperinflationary economies, translation gains and losses are reported as a component of Stockholders' Equity. Losses resulting from the translation of the Company's operations in Brazil of $1 million is included in other (income) expense, net, in fiscal 1997.

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

    ADVERTISING COSTS: Advertising costs are expensed as incurred. Such amounts totaled $51 million, $46 million and $36 million for fiscal 1999, 1998 and 1997, respectively.

    RESEARCH AND DEVELOPMENT COSTS: Research and development costs are expensed as incurred. Such amounts totaled $13 million, $14 million and $10 million for fiscal 1999, 1998 and 1997, respectively.

    FAIR VALUE OF FINANCIAL INSTRUMENTS: The fair value of the Company's senior notes are as follows:

                                                       1999                  1998
                                                -------------------   -------------------
                                                CARRYING     FAIR     CARRYING     FAIR
                                                 AMOUNT     VALUE      AMOUNT     VALUE
                                                --------   --------   --------   --------
                                                              (IN MILLIONS)
7.125% Senior Notes...........................    $248       $245       $ --       $ --
7.25% Senior Notes............................     123        119        123        125
                                                  ----       ----       ----       ----
                                                  $371       $364       $123       $125
                                                  ====       ====       ====       ====

    The fair value of the Company's other debt and other financial instruments approximate their carrying value due to their floating rate and short maturity. The Company also has several interest rate swap agreements covering various periods. The notional amount of these agreements were $200 as of September 30, 1999 and $300 million as of September 30, 1998. Based upon the fair value of the interest rate swap agreements, if all outstanding agreements had to be settled the Company would have received approximately $1 million as of September 30, 1999 and would have paid approximately $10 million as of September 30, 1998. The fair values are based upon estimates received from financial institutions.

    DERIVATIVE FINANCIAL INSTRUMENTS: The Company uses interest rate swap and treasury lock agreements and foreign exchange option and forward contracts to manage exposure to fluctuating interest rates and foreign currencies.

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

                             U.S. INDUSTRIES, INC.

NOTE 2--ACCOUNTING POLICIES (CONTINUED)

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

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES,("SFAS 133") which is required to be adopted beginning in fiscal 2001. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Management does not anticipate that the adoption of SFAS 133 will have a significant effect on earnings or the financial position of the Company.

    ACCUMULATED OTHER COMPREHENSIVE INCOME: In June 1997, the FASB issued Statement No. 130, REPORTING COMPREHENSIVE INCOME, ("SFAS 130"), This statement requires that all components of comprehensive income be reported prominently in the financial statements. The Company has other comprehensive income relating to foreign currency translation adjustment and minimum pension liability adjustment. Effective March 1, 1998 the Company adopted SFAS No. 130.

    Components of Accumulated other comprehensive income (loss) consist of the following:

                                                           MINIMUM      ACCUMULATED
                                              FOREIGN      PENSION         OTHER
                                             CURRENCY     LIABILITY    COMPREHENSIVE
                                            TRANSLATION   ADJUSTMENT   INCOME/(LOSS)
                                            -----------   ----------   -------------
                                                         (IN MILLIONS)
September 30, 1996........................     $ (3)         $ (2)          $ (5)
Fiscal 1997 change........................       (2)            1             (1)
                                               ----          ----           ----
September 30, 1997........................       (5)           (1)            (6)
Fiscal 1998 change........................       (9)           (9)           (18)
                                               ----          ----           ----
September 30, 1998........................      (14)          (10)           (24)
Fiscal 1999 change........................       (9)            6             (3)
                                               ----          ----           ----
September 30, 1999........................     $(23)         $ (4)          $(27)
                                               ====          ====           ====

    The minimum pension liability adjustment at September 30, 1999 and 1998 is recorded net of a tax benefit of $2 million and $5 million, respectively.

    STOCK BASED COMPENSATION: In October 1995, the FASB issued Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, ("SFAS 123") which establishes a fair value method of accounting for stock-based compensation plans. SFAS 123 encourages, but does not require, adoption of a fair value method; it allows for a company to continue to report under Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees". The Company continues to account for its stock-based compensation under APB 25. (See Note 10).

                             U.S. INDUSTRIES, INC.

NOTE 2--ACCOUNTING POLICIES (CONTINUED)

    EARNINGS PER SHARE: The following is a reconciliation of the numerators and denominators of the basic and diluted earnings from Continuing Operations per share calculation:

                                                     FOR THE FISCAL YEAR ENDED
                                                         SEPTEMBER 30, 1999
                                                 ----------------------------------
                                                 INCOME FROM
                                                 CONTINUING               PER SHARE
                                                 OPERATIONS     SHARES     AMOUNT
                                                 -----------   --------   ---------
                                                   (IN MILLIONS EXCEPT PER SHARE)
Earnings per basic share.......................     $154         92.2       $1.67
Effect of dilutive securities
Stock options..................................                   0.7
Nonvested stock................................                   1.1
                                                    ----         ----       -----
Earnings per diluted share.....................     $154         94.0       $1.64
                                                    ====         ====       =====

                                                     FOR THE FISCAL YEAR ENDED
                                                         SEPTEMBER 30, 1998
                                                 ----------------------------------
                                                 INCOME FROM
                                                 CONTINUING               PER SHARE
                                                 OPERATIONS     SHARES     AMOUNT
                                                 -----------   --------   ---------
                                                   (IN MILLIONS EXCEPT PER SHARE)
Earnings per basic share.......................     $  3         95.4       $0.03
Effect of dilutive securities
Stock options..................................                   1.5
Nonvested stock................................                   1.3
                                                    ----         ----       -----
Earnings per diluted share.....................     $  3         98.2       $0.03
                                                    ====         ====       =====

                                                     FOR THE FISCAL YEAR ENDED
                                                         SEPTEMBER 30, 1997
                                                 ----------------------------------
                                                 INCOME FROM
                                                 CONTINUING               PER SHARE
                                                 OPERATIONS     SHARES     AMOUNT
                                                 -----------   --------   ---------
                                                   (IN MILLIONS EXCEPT PER SHARE)
Earnings per basic share.......................     $125         92.5       $1.35
Effect of dilutive securities
Stock options..................................                   1.5
Nonvested stock................................                   1.5
                                                    ----         ----       -----
Earnings per diluted share.....................     $125         95.5       $1.31
                                                    ====         ====       =====

    Diluted common shares include shares that would be outstanding assuming the fulfillment of conditions that would remove the restriction on nonvested shares and the exercise of stock options. Options to purchase 1.8 million, 0.3 million and 1.6 million shares in the years ended September 30, 1999, 1998 and 1997, respectively, were not included in the computation of earnings per share because the option's exercise price was greater than the average market price of the common shares.

                             U.S. INDUSTRIES, INC.

NOTE 3--ACQUISITIONS

    The proforma effect of the acquisitions and the aggregate assets acquired and liabilities assumed detailed below is not material. These acquisitions have been accounted for as purchases and their results of operations are included in the financial statements from the date of acquisition.

    In June 1999, the Company made a tender offer to acquire Spring Ram Corporation PLC ("Spring Ram") for approximately $131 million in cash, plus the assumption of $21 million in debt, resulting in goodwill of approximately $110 million. Spring Ram, located in Leeds, England, is a manufacturer of bathroom and kitchen products. On July 19, 1999 the Company's cash offer to purchase the shares of Spring Ram was declared wholly unconditional and accordingly, the operating results of Spring Ram from such date are included in USI Bath and Plumbing Products.

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

    In March 1999, the Company purchased the assets of True Temper Hardware Company ("True Temper") for approximately $99 million in cash, resulting in goodwill of $27 million. True Temper manufactures lawn and garden tools and wheelbarrows. The results of True Temper are included in USI Hardware and Tools.

    In March 1999, the Company purchased the assets of the Dual-Lite business ("Dual-Lite") for approximately $46 million in cash, resulting in goodwill of $36 million. Dual-Lite manufactures emergency lights, and central inverter systems. The results of Dual-Lite are included in Lighting Corporation of America.

    In January 1999, the Company purchased the Bowers Group PLC ("Bowers") for approximately $16 million in cash, resulting in goodwill of $10 million. Bowers manufactures metrology instruments. The results of Bowers are included in USI Hardware and Tools.

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

    In May 1998, the Company purchased certain metal components assets from Philips Components B.V. ("Philips") for $31 million, resulting in goodwill of $12 million. The Company and Philips have entered into a multi-year supply agreement. The acquired operations are located in the Netherlands. The results of Philips are included in USI Diversified operations.

                             U.S. INDUSTRIES, INC.

NOTE 3--ACQUISITIONS (CONTINUED)

    In January 1998, the Company acquired certain semiconductor leadframe assets from Philips Electronics for $16 million in cash. The acquired operations facilities are located in the Netherlands. The results of Philips Electronics are included in the USI Diversified operations.

    In December 1997, the Company purchased Spear & Jackson plc ("Spear & Jackson") for $11 million in cash and $96 million in the Company's Common Stock, resulting in goodwill of approximately $63 million. Spear & Jackson, manufactures and distributes hand tools, lawn and garden tools, saws, cutting and industrial tools. The purchase price is subject to a cash contingency, payable on or before June 2000. The cash contingency is based upon certain performance criteria and the market value of the Company's stock and, at present, approximates the maximum payout of L47 million. The results of Spear & Jackson are included in the USI Hardware and Tools operations.

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

NOTE 4--DISCONTINUED OPERATIONS AND DISPOSITIONS OF BUSINESSES

    In January 1999, the Company completed the sale of its remaining interest in the Power Systems Segment for gross proceeds of approximately $30 million. No gain or loss was realized upon the transaction.

    In the second quarter of fiscal 1999, the Company adopted a formal plan to dispose of The Ertl Company Inc. ("Ertl"), which was sold in April 1999 for proceeds of approximately $95 million, which resulted in a net-of-tax loss of $13 million. The Company has restated its financial statements to reflect this business as a discontinued operation. Included in the sale of Ertl was Britains Petite Limited, a manufacturer of military soldier collectibles, metal and plastic models of agricultural vehicles, figures, animals, buildings and accessories and preschool plastic toys, which the Company acquired in May 1997 for $9 million in cash.

                             U.S. INDUSTRIES, INC.

NOTE 4--DISCONTINUED OPERATIONS AND DISPOSITIONS OF BUSINESSES (CONTINUED)

    In September 1999, the Company sold the assets of the water resource construction business for approximately $11 million, which approximated book value. The results of the water resource businesses were included in USI Bath and Plumbing segment until date of disposal.

    In fiscal 1998, the Company sold the assets of Tommy Armour Golf for $10 million in cash and certain common stock of the purchaser. In April 1999, the Company completed the sale of this common stock which resulted in a realized $1 million net of tax gain from the sale.

    During the third quarter of fiscal 1998, the Company adopted a plan to dispose of SunLite Casual Furniture, Inc. ("SunLite"), its outdoor furniture operation and has reflected this business as a discontinued operation. In connection with this plan, the Company recorded an impairment charge of $38 million for the difference between the estimated net realizable value and the carrying value of long lived assets and an estimated loss of $3 million, for the disposal of other assets of this business. Sunlite was acquired by the Company in April 1997 for $60 million in cash and had goodwill of approximately $14 million.

    In fiscal 1997, the Company, in separate transactions, sold Tube-Tex, SCM Metals, certain assets of QPF, Inc., Odyssey, SunLite resin furniture business, Lynx Golf, Zurn's Power Transmissions segment and portions of the Power Systems segment and the equity interest in Ground Round for an aggregate of $390 million in cash and notes of $3 million and recorded gains of $113 million, net of tax. The Company has commitments and receivables relating to certain projects previously disposed. The carrying value of these projects of approximately $2 million and $20 million at September 30, 1999 and 1998, respectively, is included in other assets. Management continues to evaluate its commitments and exposure to contingencies related to these projects. Management believes that the resolution of the discontinued operations are not expected to have a material impact on the future operations and liquidity of the Company.

    Net assets held for disposition consists of the following:

                                                                      AT
                                                              SEPTEMBER 30, 1998
                                                              ------------------
                                                                (IN MILLIONS)
Net current assets..........................................         $ 68
Property, plant and equipment...............................           30
Other non-current assets and liabilities, net...............           45
                                                                     ----
Net assets held for disposition.............................         $143
                                                                     ====

    Amounts classified as net assets held for disposition as of September 30, 1998 relate to the businesses referred to as discontinued operations and primarily consist of the net assets of Ertl which were subsequently disposed.

    The following summarizes the operating results of the businesses classified as discontinued operations:

                                                                ENDED SEPTEMBER 30,
                                                           ------------------------------
                                                             1999       1998       1997
                                                           --------   --------   --------
                                                                   (IN MILLIONS)
Net sales................................................    $77        $227       $392
Pre-tax income (loss)....................................     (1)        (44)        27

                             U.S. INDUSTRIES, INC.

NOTE 4--DISCONTINUED OPERATIONS AND DISPOSITIONS OF BUSINESSES (CONTINUED)

    In October 1999, the Company sold certain assets of its ladder business for approximately book value. Certain liabilities of the ladder business were retained by the Company. The results of the ladder business are included in USI Hardware and Tools.

NOTE 5--MERGER, RESTRUCTURING AND OTHER RELATED COSTS

    During fiscal 1998 the Company reviewed its long-term strategy for the newly combined entity resulting from the Merger and reviewed each operating company's performance and future prospects. As a result, the Company adopted a plan to improve efficiency and enhance competitiveness. The Company reorganized into four business units:

    - Bath and Plumbing Products

    - Lighting

    - Hardware and Tools

    - Diversified Operations

    Each business unit has full operational and financial responsibility.

    In conjunction with the reorganization into four business units, due to indications of impairment, the Company evaluated the recoverability of certain long-lived assets, primarily goodwill at Garden State Tanning and Keller Ladders. In arriving at the fair value of Garden State Tanning the Company considered a number of factors including: (i) annual price concessions in the automotive industry and Garden State Tanning's inability to reduce costs due to antiquated facilities and equipment, (ii) a dramatic decline in scrap leather prices attributable to the Asian economic crisis, (iii) capital investment that would be required to make Garden State Tanning a lower cost manufacturer, (iv) Garden State Tanning's long-term financial plan and (v) analysis of values for similar companies. In arriving at the fair value of Keller Ladders the Company considered (i) the impact from the loss of a major customer, (ii) the inability to replace this business due to aggressive competition, (iii) continued pressure for price concessions from mass merchants, (iv) Keller Ladder's long term financial plan and (iv) analysis of values for similar companies. In determining the amount of the impairment, the Company compared the net book values to the estimated fair values of Garden State Tanning and Keller Ladders. Based on the above, the Company determined that impairments to goodwill of $55 million and $28 million were necessary at Garden State Tanning and Keller, respectively. The reduced goodwill amortization at Garden State Tanning and Keller is $3 million per annum. In October 1999, the Company sold certain assets of Keller for approximately book value. See Note 4 to the Consolidated Financial Statements.

    The 1998 restructuring plan included the closing of certain manufacturing and warehouse facilities in the bath and plumbing products, shoe and lighting operations. The closure of these facilities occurred at various dates through 1999. The production and distribution activities of these facilities were either outsourced, relocated off-shore, or consolidated into existing facilities. The restructuring plan included a reduction in the work force by approximately 700 employees which included salaried and administrative employees at the restructured facilities as well as administrative and executive employees. As of September 30, 1999 all employees had been terminated with some employees departing voluntarily prior to final termination. In certain cases severance and related benefits have been or will be paid subsequent to the termination date.

                             U.S. INDUSTRIES, INC.

NOTE 5--MERGER, RESTRUCTURING AND OTHER RELATED COSTS (CONTINUED)

    During the third quarter of fiscal 1999, the Company's footwear operations expanded its 1998 restructuring plan and closed a second domestic manufacturing facility. The closure of the second facility was completed by June 1999, with its production being outsourced to offshore vendors. The total charges amounted to $2 million and were comprised of the costs of terminating of 110 employees and the write-off of impaired fixed assets. In addition, the Company incurred inventory obsolescence related costs of $1 million in connection with the closure of a manufacturing facility.

    The restructuring at a number of facilities, which began during the third quarter of fiscal 1998, was substantially completed during fiscal 1999. In addition, during the third and fourth quarters of fiscal 1999, the Company reduced certain severance reserves by $1 million, primarily due to voluntary departures prior to final termination which resulted in lower severance costs.

    The restructuring did not have a significant impact on the ongoing operations during the periods that manufacturing was transitioned from the facilities to be closed. The expected benefits from the restructuring are primarily reduced depreciation; reduced fixed costs associated with leased facilities and reduced compensation costs. The final anticipated benefit will be approximately $8 million per annum and realized subsequent to the completion of all restructuring plans. The Company realized approximately 50% of the annual benefit in fiscal 1999 and expects that substantially all of the benefit will be realized in fiscal 2000 and thereafter.

    The merger, integration and other costs also includes investment banking, legal and accounting fees and other miscellaneous costs, as well as costs related to change-in-control payments to certain Zurn employees.

    The principal components of the merger, restructuring and other related costs are:

                                                                1999       1998
                                                              --------   --------
                                                                 (IN MILLIONS)
Impairment of goodwill......................................    $ --       $ 83
Lease obligations and impairment of equipment...............       1         11
Merger, integration and other costs.........................      --         26
Severance and related costs.................................      --         22
                                                                ----       ----
      Total.................................................    $  1       $142
                                                                ====       ====
Cash charges................................................    $  1       $ 52
Non-cash charges............................................      --         90
                                                                ----       ----
      Total.................................................    $  1       $142
                                                                ====       ====

                             U.S. INDUSTRIES, INC.

NOTE 5--MERGER, RESTRUCTURING AND OTHER RELATED COSTS (CONTINUED)

    At September 30, 1999, $8 million of cash related restructuring charges remained in accrued liabilities, detailed as follows:

                                         LEASE AND                  MERGER
                                         CONTRACT     SEVERANCE    AND OTHER
                                          RELATED    AND RELATED    RELATED     TOTAL
                                           COSTS        COSTS        COSTS      COSTS
                                         ---------   -----------   ---------   --------
                                                         (IN MILLIONS)
1998 activity:
  Initial Charges......................    $  4          $ 22        $ 26        $ 52
  Cash payments........................      --            (6)        (24)        (30)
                                           ----          ----        ----        ----
Balance at September 30, 1998..........       4            16           2          22

1999 activity:
  Cash payments........................      (2)          (11)         (2)        (15)
  Adjustments..........................      --            (1)         --          (1)
  Charges..............................       1             1                       2
                                           ----          ----        ----        ----
Balance at September 30, 1999..........    $  3          $  5        $ --        $  8
                                           ====          ====        ====        ====

    The Company expects the remaining cash charges to be paid by the respective lease termination date and over the periods provided by severance agreements.

    In fiscal 1998, in addition to the $142 million of merger, restructuring and other related costs, the Company incurred $11 million of costs related to the elimination of product lines and the reduction of manufacturing and warehouse facilities at its operations which were restructured. After an income tax benefit of $22 million, these charges reduced income from continuing operations for fiscal 1998 by $131 million.

                             U.S. INDUSTRIES, INC.

NOTE 6--LONG-TERM DEBT

    Long-term debt consists of the following:

                                                                      AT
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                 (IN MILLIONS)
7.125% Senior Notes, net....................................   $  248      $ --
7.25% Senior Notes, net.....................................      123       123
Revolving credit facility, US dollar........................      300       300
Revolving credit facility, foreign currencies...............      279       156
Commercial paper............................................      167        --
Other short-term borrowings.................................       55       200
Other long-term debt........................................       62       172
                                                               ------      ----
                                                                1,234       951
Less current maturities.....................................      (15)       (4)
                                                               ------      ----
Long-term debt..............................................   $1,219      $947
                                                               ======      ====

    Principal payments on long-term debt for the next five years ended September 30 are as follows:

                                                              (IN MILLIONS)
                                                              -------------
2000........................................................       $ 15
2001........................................................       $330
2002........................................................       $507
2003........................................................       $  2
2004........................................................       $249

    In October 1998, USI and USI American Holdings, Inc. ("USIAH"), a wholly owned subsidiary of USI Atlantic Corp. ("USI Atlantic") jointly issued $250 million of Senior Notes due October 15, 2003, which bear interest at 7.125%, payable semiannually (the "7.125% Notes"). The net proceeds were $247 million after transaction fees and discounts. As discussed below, $200 million of the proceeds were used to repay a short-term note and the remainder was used to repay borrowings under uncommitted bank credit lines. On July 9, 1999, the Company exchanged its 7.125% Notes which were not registered under the Securities Act of 1933, for registered 7.125% Notes having substantially the same terms.

    In fiscal 1997, USIAH issued $125 million of Senior Notes due December 1, 2006, which bear interest at 7.25%, payable semiannually (the "7.25% Notes"). The net cash proceeds were $123 million after transaction fees and discounts. In connection with the Merger, a supplemental indenture was executed adding USI as a co-obligor with USIAH under the 7.25% Notes.

    The 7.25% Notes and the 7.125% Notes (collectively, the "Notes") are fully and unconditionally guaranteed by USI Atlantic. The Notes are redeemable at the option of the Company, in whole or in part, at a redemption price equal to the greater of (i) 100% of the principal amount to be redeemed, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the Notes to be redeemed, discounted at a rate based on the yield to maturity of the comparable U.S. Government securities plus a spread (10 basis points for the 7.25% Notes and 50 basis points for the 7.125% Notes) plus, in each case, accrued interest to the date of redemption. The Notes are unsecured but the indentures place restrictions on liens and subsidiary indebtedness. Certain restrictions on dividends and the purchase

                             U.S. INDUSTRIES, INC.

NOTE 6--LONG-TERM DEBT (CONTINUED)

of common stock for treasury were eliminated pursuant to the indenture for the 7.25% Notes in August 1998 when Moody's Investors Services, Inc. raised its rating on the notes to Baa2. The 7.125% Notes were issued without such restriction.

    The Company has a five year revolving line of credit for $750 million (the "Credit Agreement"). The revolving credit commitment was permanently reduced by $100 million on December 12, 1999, and will be reduced by an additional $150 million on December 12, 2000, and terminates on December 12, 2001. The Credit Agreement includes committed advances and uncommitted bid option advances. The committed advances bear interest based on, at the option of the Company,
(i) specified spreads over London Interbank Offer Rate ("LIBOR") or (ii) the higher of the agent bank's reference rate or 50 basis points above the federal funds rate in effect on such date. The spreads on the LIBOR-based borrowings range between 15 and 62.5 basis points, based on the Company's senior unsecured debt rating for the relevant period. At September 30, 1999 three-month LIBOR was 6.0850% per annum and the spread over LIBOR was 22.5 basis points. A facility fee, regardless of the amount utilized, is payable on a quarterly basis in arrears on the full amount of the Credit Agreement. The facility fee ranges between 7.5 and 25 basis points per annum, based upon the Company's senior unsecured debt ratings for the relevant period. At September 30, 1999, the facility fee was 10.0 basis points per annum. The Credit Agreement places restrictions on, among other things, liens, mergers, consolidations and additional indebtedness. Its financial covenants require USI to comply with maximum ratio of total funded debt to capital and a consolidated leverage ratio. The maximum ratios are .60:1.00 and 3.5:1.0, respectively.

    At September 30, 1999 the Company had current maturities of long-term debt and short-term notes payable aggregating $48 million. At September 30, 1999, subject to the financial covenants, the Company had $547 million of availability both in committed and uncommitted lines of credit. The committed availability amounted to $304 million and was comprised of $171 million of unused credit available under the five year revolving credit agreement (as defined below) and $133 million of unused availability under its 364-day day facility expiring October 27, 2000. The availability under uncommitted short-term lines of credit amounted to $243 million.

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

    In April 1999, USIAH transferred substantially all of its assets and liabilities to a new wholly owned subsidiary of USI named USI Global Corporation ("USI Global") in exchange for preferred stock in USI Global. In connection with the asset transfer, USI Global assumed joint and several obligations under the Notes and the Credit Facility, equally with the Company and USIAH. Neither the Company, USIAH nor USI Atlantic as guarantor was released from its obligations under the Notes or the Credit Agreement in connection with the transfer to assets to USI Global. See Note 14 to the Consolidated Financial Statements.

    In April 1999, the Company commenced a $300 million commercial paper program, of which $167 million was outstanding at September 30, 1999. The commercial paper is supported by a $300 million 364-day revolving line of credit that the Company entered into on October 30, 1998. This line of credit was renewed and the new termination date is October 27, 2000. Accordingly, the Company has classified this borrowing as long term.

                             U.S. INDUSTRIES, INC.

NOTE 6--LONG-TERM DEBT (CONTINUED)

    In August 1999, the Company's shelf registration statement on Form S-3 filed with the Commission in order to register $600 million in debt securities became effective. The Company expects to issue debt securities covered by this registration statement in future periods depending on market conditions.

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

    At September 30, 1999, the Company had long-term indebtedness of $64 million, $203 million, $12 million and $17 million denominated in German marks, British pounds, Dutch guilders and Hong Kong dollars, respectively. These borrowings hedge the Company's net investments in several operating companies and an equity investment. The total foreign denominated debt of $296 million was comprised of $279 million borrowed through the Company's credit agreement and $17 million through other long-term debt.

    Interest paid during fiscal 1999, 1998 and 1997, including amounts under swap agreements of $4 million, $3 million and $5 million, was $73 million, $71 million, and $63 million, respectively.

    Other short-term borrowings at September 30, 1999 primarily consist of notes payable, which bear interest at a weighted average interest rate of 5.56%, with maturities due within one year. The Company intends to refinance these borrowings under the Credit Agreement and accordingly, the Company has classified these as long term. Uncommitted short-term lines of credit at September 30, 1999, used and unused, total $310 million.

    In connection with the fiscal 1998 repayment of borrowings under the Zurn Facility, the Company recorded a net-of-tax extraordinary charge of $5 million to write-off unamortized deferred financing costs and to settle outstanding interest rate protection agreements.

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

    The Company entered into interest rate protection agreements to receive a floating rate based on three-month LIBOR and pay a weighted average fixed rate. The fixed interest rates under the interest rate swaps currently outstanding range from 5.59% to 6.08% per annum. All interest rate swaps are of notional amounts and maturities that hedge specific portions of outstanding debt, and accordingly, are accounted for as hedge transactions. The aggregate notional amounts and periods covered by such agreements are as follows:

October 1, 1999 through September 30, 2001..................  $200 million

    The Company had issued standby letters of credit aggregating $44 million at September 30, 1999.

                             U.S. INDUSTRIES, INC.

NOTE 7--PENSION AND RETIREMENT PLANS

DOMESTIC BENEFIT ARRANGEMENTS

    The Company and its subsidiaries sponsor a number of noncontributory defined benefit pension plans covering substantially all of its United States employees. The benefits under these plans are based primarily on years of credited service and compensation as defined under the respective plan provisions. The Company's funding policy is to contribute amounts to the plans sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such additional amounts as the Company may determine to be appropriate from time to time.

    The Company and certain of its subsidiaries also sponsor defined contribution plans and in the United States also participate in multi-employer plans, which provide defined benefits to union employees of the Company's subsidiaries. Contributions relating to defined contribution plans are made based upon the respective plans' provisions. Contributions relating to multi-employer plans are based on negotiated collective bargaining agreements.

    The Company also provides health care and life insurance benefits to certain groups of retirees.

    During fiscal 1999, the Company adopted SFAS No. 132, "Employers' Disclosure about Pension and Postretirement Benefits" ("SFAS 132"). SFAS 132 standardizes the disclosure requirements for pension and other postretirement benefits. This Statement addresses disclosure only. It does not address expense recognition or liability measurement. Accordingly, there was no effect on financial position or net income as a result of adopting SFAS 132.

    The assumptions used and the net periodic pension cost for the Company's defined benefit plans, as well as the total contributions charged to pension expense for the defined contribution and multi-employer plans covering employees in the United States are presented below:

                                              PENSION BENEFITS                        OTHER BENEFITS
                                 ------------------------------------------   ------------------------------
                                   1999          1998             1997          1999       1998       1997
                                 --------   --------------   --------------   --------   --------   --------
WEIGHTED AVERAGE ASSUMPTIONS AS
  OF SEPTEMBER 30
Discount rate..................    7.5%              6.75%   7.00% to 7.50%     7.5%      6.75%       7.5%
Rate of compensation
  increase.....................    4.5%     4.50% to 5.75%   4.10% to 4.50%       --         --         --
Expected long-term rate of
  return on assets.............    9.5%      9.0% to 11.0%             9.0%       --         --         --

                             U.S. INDUSTRIES, INC.

NOTE 7--PENSION AND RETIREMENT PLANS (CONTINUED)

                                                              PENSION BENEFITS                  OTHER BENEFITS
                                                       ------------------------------   ------------------------------
                                                         1999       1998       1997       1999       1998       1997
                                                       --------   --------   --------   --------   --------   --------
                                                                                (IN MILLIONS)
COMPONENTS OF NET PERIODIC BENEFIT COST
Defined benefit plans:
Service cost.........................................    $ 17       $ 14       $ 12       $  1       $  1       $  1
Interest cost........................................      32         30         26          4          4          4
Expected return on plan assets.......................     (54)       (50)       (41)        --         --         --
Prior service cost...................................       1          2         --         --         --         --
Amortization of unrecognized transition asset........      (2)        (3)        --         --         --         --
Net actuarial gain...................................      (1)        --         --         --         --         --
Curtailments.........................................      (1)        --         --         (1)        --         --
                                                         ----       ----       ----       ----       ----       ----
Net periodic benefit (income) cost for defined
  benefit plans......................................      (8)        (7)        (3)         4          5          5
Defined contribution plans...........................       4          7          4         --         --         --
Multi-employer expense...............................       1          2          2         --         --         --
                                                         ----       ----       ----       ----       ----       ----
Net periodic (income) cost...........................    $ (3)      $  2       $  3       $  4       $  5       $  5
                                                         ====       ====       ====       ====       ====       ====

    The following table provides a reconciliation of changes in the projected benefit obligation, fair value of plan assets and the funded status of the Company's defined benefit pension and postretirement benefit plans with the amounts recognized in the Company's balance sheet at September 30:

                                                                 PENSION BENEFITS           OTHER BENEFITS
                                                              -----------------------   -----------------------
                                                                1999           1998       1999           1998
                                                              --------       --------   --------       --------
                                                                                (IN MILLIONS)
CHANGE IN PROJECTED BENEFIT OBLIGATION:
Benefit obligation at beginning of year.....................   $ 476           $404       $ 59           $ 64
Service cost................................................      17             14          1              1
Interest cost...............................................      32             30          4              4
Plan amendments.............................................       1              5          1             (1)
Actuarial (gain) loss.......................................     (47)            63         (3)            (6)
Curtailments................................................      (2)            (1)        (1)            --
Settlements.................................................      --              1         --             --
Benefits paid...............................................     (32)           (32)        (5)            (3)
Acquisitions (divestitures).................................      16             (8)         1             --
                                                               -----           ----       ----           ----
Benefit obligation at end of year...........................   $ 461           $476       $ 57           $ 59
                                                               =====           ====       ====           ====
CHANGE IN FAIR VALUE OF PLAN ASSETS
Fair value of plan assets at beginning of year..............   $ 603           $636       $ --           $ --
Actual return on plan assets................................      86             (8)        --             --
Employer contributions......................................       4             13          5              3
Benefits paid...............................................     (32)           (32)        (5)            (3)
Acquisitions (divestitures).................................      15             (6)        --             --
                                                               -----           ----       ----           ----
Fair value of plan assets at end of year....................   $ 676           $603       $ --           $ --
                                                               =====           ====       ====           ====

                             U.S. INDUSTRIES, INC.

NOTE 7--PENSION AND RETIREMENT PLANS (CONTINUED)

                                                                 PENSION BENEFITS           OTHER BENEFITS
                                                              -----------------------   -----------------------
                                                                1999           1998       1999           1998
                                                              --------       --------   --------       --------
                                                                                (IN MILLIONS)
FUNDED STATUS OF PLANS:
Plan assets in excess of (less than) projected benefit
  obligation................................................   $ 215           $127       $(57)          $(59)
Unrecognized net actuarial gains............................    (119)           (40)        (7)            (5)
Unrecognized prior service cost.............................      14             14         (2)            (2)
Unrecognized net transition asset...........................      (3)            (5)        --             --
                                                               -----           ----       ----           ----
Total recognized in the consolidated balance sheet..........   $ 107           $ 96       $(66)          $(66)
                                                               =====           ====       ====           ====
AMOUNTS RECOGNIZED IN THE BALANCE SHEET CONSIST OF:
Prepaid benefits............................................   $ 124           $108       $ --           $ --
Accrued benefits............................................     (27)           (33)       (66)           (66)
Intangible assets...........................................       4              6         --             --
Accumulated other comprehensive income......................       6             15         --             --
                                                               -----           ----       ----           ----
Total recognized in the consolidated balance sheet..........   $ 107           $ 96       $(66)          $(66)
                                                               =====           ====       ====           ====

    The aggregate projected benefit obligation and the aggregate fair value of plan assets, for the plans that have a projected benefit obligation in excess of plan assets, are $162 million and $136 million, respectively, in 1999 and $155 million and $114 million, respectively, in 1998.

    The aggregate accumulated benefit obligation and the aggregate fair value of plan assets, for the plans that have an accumulated benefit obligation in excess of plan assets, are $91 million and $74 million, respectively, in 1999 and $90 million and $64 million, respectively, in 1998.

    The assets for the Company's U.S. plans are included in a master trust which principally invests in listed stocks and bonds, including common stock of the Company. The Company's Common Stock included in plan assets was 983,100 and 783,100 shares at September 30, 1999 and 1998, respectively, representing $16 million and $12 million of the master trust's assets for the same respective periods. At September 30, 1999, approximately $8 million of the Company's plan assets were held by a master trust sponsored by Huffy Corp., the former owners of True Temper. These plan assets will be transferred to the USI master trust by December 1999.

    The weighted average annual assumed rate of increase in the per capita cost of covered benefits (i.e., the health care cost trend rate) for the other postretirement benefit plans was 9.0% for 1999 and is assumed to decrease 0.5% a year to 5.5%. A one-percentage-point change in the assumed health care cost trend rate would have the following effects at and for the year ended September 30, 1999 (in millions):

    Effect of a 1% increase in the health care cost trend rate on:

Service cost plus interest cost.............................  $ 1
Accumulated post-retirement benefit obligation..............    4

                             U.S. INDUSTRIES, INC.

NOTE 7--PENSION AND RETIREMENT PLANS (CONTINUED)

    Effect of a 1% decrease in the health care cost trend rate on:

Service cost plus interest cost.............................   --
Accumulated post-retirement benefit obligation..............   (4)

    The tables above set for the historical components of net periodic pension cost and a reconciliation of the funded status of the pension and other postretirement benefit plans for the employees associated with the Company and is not necessarily indicative of the amounts to be recognized by the Company on a prospective basis.

FOREIGN BENEFIT ARRANGEMENTS

    The assumptions used and net periodic pension cost for the Company's foreign defined benefit plans primarily covering SiTeco's employees in Germany and Austria are presented below.

                                                      PENSION BENEFITS
                                                ----------------------------
                                                    1999            1998
                                                -------------   ------------
WEIGHTED-AVERAGE ASSUMPTIONS AS OF SEPTEMBER
  30
Discount rate.................................  5.75% to 6.0%          6.00%
Rate of compensation increase.................   2.5% to 4.0%   2.5% to 4.5%

                                                                      PENSION
                                                                     BENEFITS
                                                              -----------------------
                                                                1999           1998
                                                              --------       --------
                                                                   (IN MILLIONS)
COMPONENTS OF NET PERIODIC BENEFIT COST
  Service cost..............................................     $1             $1
  Interest cost.............................................      1              2
                                                                 --             --
Total periodic cost.........................................     $2             $3
                                                                 ==             ==

                             U.S. INDUSTRIES, INC.

NOTE 7--PENSION AND RETIREMENT PLANS (CONTINUED)

    The following table provides a reconciliation of changes in the projected benefit obligation and the funded status of the Company's foreign defined benefit pension plans with the amounts recognized in the Company's balance sheet as of September 30:

                                                                      PENSION
                                                                     BENEFITS
                                                              -----------------------
                                                                1999           1998
                                                              --------       --------
                                                                   (IN MILLIONS)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year.....................    $24            $--
Service cost................................................      1              1
Interest cost...............................................      1              2
Foreign currency exchange rate changes......................     (2)             2
Benefits paid...............................................     (1)            --
Acquisition.................................................     --             19
                                                                ---            ---
Benefit obligation at end of year...........................    $23            $24
                                                                ===            ===

                                                                 PENSION BENEFITS
                                                              -----------------------
                                                                1999           1998
                                                              --------       --------
FUNDED STATUS OF PLANS:
Projected benefit obligation................................    $(23)          $(24)
                                                                ----           ----
Total recognized in the consolidated balance sheet..........    $(23)          $(24)
                                                                ====           ====
AMOUNTS RECOGNIZED IN THE BALANCE SHEET CONSIST OF:
Accrued benefits............................................    $(23)          $(24)
                                                                ----           ----
Total recognized in the consolidated balance sheet..........    $(23)          $(24)
                                                                ====           ====

NOTE 8--LEASES

    Rental expense for operating leases is:

                                                                  FOR THE FISCAL YEARS
                                                                         ENDED
                                                                     SEPTEMBER 30,
                                                             ------------------------------
                                                               1999       1998       1997
                                                             --------   --------   --------
                                                                     (IN MILLIONS)
Minimum rentals............................................    $32        $26        $19
Contingent rentals.........................................      3          3          1
                                                               ---        ---        ---
                                                               $35        $29        $20
                                                               ===        ===        ===

                             U.S. INDUSTRIES, INC.

NOTE 8--LEASES (CONTINUED)

    Future minimum rental commitments under noncancellable operating leases as of September 30, 1999 are:

                                                              (IN MILLIONS)
                                                              -------------
2000........................................................       $ 34
2001........................................................         27
2002........................................................         23
2003........................................................         15
2004........................................................         12
Thereafter..................................................         30
                                                                   ----
Total minimum lease payments................................       $141
                                                                   ====

NOTE 9--INCOME TAXES

    Income before income taxes, discontinued operations and extraordinary loss consists of:

                                                                FOR THE FISCAL YEARS
                                                                       ENDED
                                                                   SEPTEMBER 30,
                                                           ------------------------------
                                                             1999       1998       1997
                                                           --------   --------   --------
                                                                   (IN MILLIONS)
United States............................................    $175       $10        $173
Foreign..................................................      66        68          46
                                                             ----       ---        ----
                                                             $241       $78        $219
                                                             ====       ===        ====

    The provisions for federal, foreign, and state income taxes attributable to income from continuing operations consist of:

                                                                  FOR THE FISCAL YEARS
                                                                         ENDED
                                                                     SEPTEMBER 30,
                                                             ------------------------------
                                                               1999       1998       1997
                                                             --------   --------   --------
                                                                     (IN MILLIONS)
Current:
Federal....................................................    $49        $28        $45
Foreign....................................................     24         23         17
State......................................................      7          4          8
                                                               ---        ---        ---
                                                                80         55         70
Deferred...................................................      7         20         24
                                                               ---        ---        ---
                                                               $87        $75        $94
                                                               ===        ===        ===

                             U.S. INDUSTRIES, INC.

NOTE 9--INCOME TAXES (CONTINUED)

    The Company's effective income tax provision attributable to continuing operations differs from the statutory federal income tax provision as follows:

                                                                  FOR THE FISCAL YEARS
                                                                         ENDED
                                                                     SEPTEMBER 30,
                                                             ------------------------------
                                                               1999       1998       1997
                                                             --------   --------   --------
                                                                     (IN MILLIONS)
Statutory federal income tax provision.....................    $84        $27        $77
Foreign income tax differential............................     (3)         2          3
State income taxes (net of federal benefit)................      5          3          6
Goodwill amortization......................................      5          6          5
Goodwill impairment........................................     --         29         --
Non-deductible non-recurring and unusual charges...........     --          8         --
Miscellaneous..............................................     (4)        --          3
                                                               ---        ---        ---
                                                               $87        $75        $94
                                                               ===        ===        ===

                                                                        AT
                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                1999           1998
                                                              --------       --------
                                                                   (IN MILLIONS)
Deferred tax liabilities:
  Property, plant and equipment.............................    $ 33           $ 28
  Inventory.................................................       3              5
  Net pension assets........................................      19             15
  Other.....................................................       3              3
                                                                ----           ----
  Total deferred tax liabilities............................      58             51
                                                                ----           ----
Deferred tax assets:
  Accruals and allowances...................................      93            101
  Postretirement benefits...................................      16             20
  Deductible goodwill.......................................      20             21
  Other.....................................................       3             --
                                                                ----           ----
  Total deferred tax assets.................................     132            142
                                                                ----           ----
  Net deferred tax asset....................................    $ 74           $ 91
                                                                ====           ====

                             U.S. INDUSTRIES, INC.

NOTE 9--INCOME TAXES (CONTINUED)

    The classification of the deferred tax balances is:

                                                                        AT
                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                1999           1998
                                                              --------       --------
                                                                   (IN MILLIONS)
Current asset...............................................    $ 71           $ 80
Current liabilities.........................................      (3)            (5)
                                                                ----           ----
                                                                  68             75
                                                                ----           ----
Noncurrent asset............................................      61             62
Noncurrent liability........................................     (55)           (46)
                                                                ----           ----
                                                                   6             16
                                                                ----           ----
Net deferred tax asset......................................    $ 74           $ 91
                                                                ====           ====

    The current year tax provision was reduced by approximately $6 million as a result of the resolution of certain foreign tax matters and other miscellaneous items.

    The Company entered into a tax sharing and indemnification agreement in which its former parent generally agreed to indemnify the Company for all federal and state income tax liabilities in respect to periods prior to May 31, 1995.

    Certain tax liabilities with respect to undistributed earnings of foreign subsidiaries, which arose as a result of the demerger from Hanson PLC (the "Demerger") in 1995, were resolved during fiscal 1999. These liabilities were originally recorded as a direct charge to paid in capital at the time of the Demerger. Accordingly, approximately $16 million of such tax reserves no longer required have been credited directly to paid in capital.

    Income taxes paid during fiscal 1999, 1998 and 1997 were $55 million, $72 million, and $93 million, respectively.

NOTE 10--STOCKHOLDER'S EQUITY AND STOCK COMPENSATION PLANS

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

    In fiscal 1995, 2,764,995 restricted shares of Common Stock were awarded to certain key employees and a total of 9,000 shares of common stock were issued to non-employee directors. As holders of restricted stock have all the rights of other stockholders, subject to certain restrictions and forfeiture provisions, such restricted stock is considered to be issued and outstanding. Restrictions on the shares will expire when vested (vesting occurs in thirds, on the third, fifth and seventh anniversaries) and the cost of such plans are amortized over seven years in accordance with the vesting schedule. Unearned restricted

                             U.S. INDUSTRIES, INC.

NOTE 10--STOCKHOLDER'S EQUITY AND STOCK COMPENSATION PLANS (CONTINUED)

stock of $26 million was recorded at June 8, 1995 based on the market value of the shares on the date of issuance and is included as a separate component of stockholders' equity.

    In fiscal 1996, 108,260 incentive shares were awarded to certain key employees and 20,733 shares of common stock were issued to non-employee directors. The incentive shares are substantially identical in terms of issuance and restrictions to restricted stock issued in fiscal 1995. Based on the market value of the shares on the dates of issuance, $2 million of unearned restricted stock was recorded during fiscal 1996.

    In fiscal 1997, 195,750 restricted shares of Common Stock, were awarded to certain key employees. The restrictions on the shares will expire after seven years. The expiration of the restrictions can be accelerated under certain circumstances. Based on the market value of the shares on the various dates of issuance, $5 million of additional unearned restricted stock was recorded during fiscal 1997.

    In fiscal 1998, 345,602 restricted shares of Common Stock, were awarded to certain key employees of which 252,796 shares will have restrictions expire in thirds, on the third, fifth and seventh anniversaries of the grant, and 92,806 shares which restrictions shall expire at the end of seven years, subject to earlier vesting based on performance goals. Based on the market value of the shares on the dates of issuance, $9 million of additional unearned restricted stock was recorded during fiscal 1998.

    In fiscal 1999, 389,000 restricted shares of Common Stock, were awarded to certain key employees of which 296,500 shares will vest in thirds, on the third, fifth and seventh anniversaries; and 92,500 shares which restrictions will lapse after the end of seven years. Based on the market value of the shares on the various dates of issuance, $7 million of additional unearned restricted stock was recorded during fiscal 1999. Additionally 107,500 of share equivalent units were issued to certain key employees, which are substantially identical to the restricted shares issued, with restrictions that expire at the end of seven years.

    Finally of the restricted stock previously issued, a total of 638,396 shares have been forfeited, 73,162 in fiscal 1999; 373,709 in fiscal 1998; 166,065 in fiscal 1997; and 25,460 in fiscal 1996.

    Under the Company's stock compensation plans, the independent directors, officers and employees may be granted options to purchase the Company's stock at no less than the fair market value of the date of the option grant. The Company has adopted the disclosure-only provisions of SFAS 123. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plan been determined based on the fair market value at the grant date for awards in fiscal 1999, 1998 and 1997, consistent with the provision of SFAS 123, the Company's net income and income per share would have been reduced to the pro forma amounts indicated below:

                                                          FOR THE FISCAL YEARS ENDED
                                                        ------------------------------
                                                          1999       1998       1997
                                                        --------   --------   --------
                                                           (IN MILLIONS, EXCEPT PER
                                                                    SHARE)
Net income (loss)--as reported........................   $ 141      $  (44)    $ 252
Net income (loss)--pro forma..........................     138         (46)      250
Net income (loss)--per share-as reported basic........   $1.53      $(0.46)    $2.73
Net income (loss)--per share-as reported diluted......    1.51       (0.45)     2.64
Net income (loss)--per share-pro forma basic..........    1.50       (0.48)     2.70
Net income (loss)--per share-pro forma diluted........    1.48       (0.47)     2.61

                             U.S. INDUSTRIES, INC.

NOTE 10--STOCKHOLDER'S EQUITY AND STOCK COMPENSATION PLANS (CONTINUED)

    These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years. The fair value for these options was estimated at the date of grant using the Black-Scholes model with the following assumptions:

Expected dividend yield at date of grant:
  1999 and 1998.............................................  1%
  1997......................................................  0%
Expected stock price volatility:
  1999......................................................  37%
  1998......................................................  40%
  1997......................................................  36%
Risk-free interest rate:
  1999......................................................  5.06%
  1998......................................................  5.42%
  1997......................................................  5.85%
Expected life of options....................................  4 years

    The assumptions used for the Zurn plan prior to the merger was as follows: expected dividend yield 1998--1%, 1997--2%; expected stock price volatility of 26%; risk-free interest rate 1998--5.80%, 1997--6.84%; and expected life options of 7 years.

    The weighted-average fair value of options, calculated using the Black-Scholes option pricing model, granted during 1999, 1998 and 1997 is $5.51, $9.14 and $6.87, respectively.

    A summary of the Company's stock option activity and related information for the years ended September 30 follows:

                                                   1999                   1998                    1997
                                           --------------------   ---------------------   --------------------
                                                       WEIGHTED                WEIGHTED               WEIGHTED
                                                       AVERAGE                 AVERAGE                AVERAGE
                                           NUMBER OF   EXERCISE   NUMBER OF    EXERCISE   NUMBER OF   EXERCISE
                                            OPTIONS     PRICE      OPTIONS      PRICE      OPTIONS     PRICE
                                           ---------   --------   ----------   --------   ---------   --------
Outstanding-beginning of year............  4,836,897    $14.07     6,377,677    $13.45    6,419,176    $11.94
Granted..................................  1,656,850     16.75       280,353     25.02    1,019,312     18.82
Exercised................................   (359,422)    11.33    (1,401,231)    13.19     (681,523)     9.76
Cancelled/expired........................   (213,061)    20.28      (419,902)    14.95     (379,288)    11.48
                                           ---------    ------    ----------    ------    ---------    ------
Outstanding-end of year..................  5,921,264    $14.75     4,836,897    $14.07    6,377,677    $13.45
                                           =========    ======    ==========    ======    =========    ======
Exercisable-end of year..................  3,976,611    $13.32     3,488,907    $13.73    2,713,998    $14.70
                                           =========    ======    ==========    ======    =========    ======

                             U.S. INDUSTRIES, INC.

NOTE 10--STOCKHOLDER'S EQUITY AND STOCK COMPENSATION PLANS (CONTINUED)

    The following table summarizes the status of the stock options outstanding and exercisable at September 30, 1999:

                                                                                     STOCK OPTIONS
                                                 STOCK OPTIONS OUTSTANDING            EXERCISABLE
                                             ----------------------------------   --------------------
                                                          WEIGHTED     WEIGHTED               WEIGHTED
                                                          REMAINING    AVERAGE                AVERAGE
                                             NUMBER OF   CONTRACTUAL   EXERCISE   NUMBER OF   EXERCISE
RANGE OF EXERCISE PRICES                      OPTIONS       LIFE        PRICE      OPTIONS     PRICE
------------------------                     ---------   -----------   --------   ---------   --------
$8.75 to $12.97...........................   2,752,912   5.63 years     $10.33    2,735,125    $10.33
$13.20 to $19.41..........................   2,146,774   8.82 years     $16.46      518,456    $15.57
$20.47 to $28.88..........................   1,021,578   5.03 years     $23.10      723,030    $23.04
                                             ---------   ----------     ------    ---------    ------
Total.....................................   5,921,264   6.68 years     $14.75    3,976,611    $13.32
                                             =========   ==========     ======    =========    ======

    Options granted under the Stock Option Plan vest annually in four equal installments from the date of grant. The Company had authorization under the Stock Option Plan to grant 166,454 and 2,059,115 additional options at September 30, 1999 and 1998, respectively.

    The Company adopted a Stockholder Rights Plan (the "Plan") effective
October 15, 1998, and declared a dividend of one Right on each outstanding share of Common Stock held by stockholders of record on October 29, 1998. The Company had approximately 98 million shares outstanding on October 29, 1998. The Plan was designed to protect the Company's stockholders during a time when the Company's share price has been under pressure due to the external factors.

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

    During February, April and September 1999, the Board of Directors authorized share repurchase programs aggregating $300 million. As of September 30, 1999, the Company has purchased $190 million of its common stock in accordance with the total authorized share repurchase program of $300 million. Accordingly, as of September 30, 1999, the Company has authorization to purchase up to $110 million of its common stock. Subsequent to September 30, 1999, the Company has purchased an additional $15 million of its common stock for treasury. During October 1999, the Company entered into equity instrument contracts that may be utilized to purchase the Company's common stock. At the discretion of the Company, such contracts can be settled in cash, shares or a combination of both, at anytime prior to October 2000. In addition, the contracts are limited to approximately $40 million. Share repurchases are made at prices deemed acceptable to management. The funding for the repurchase program will be from cash provided from operations and available borrowings under the Company's existing credit facilities.

                             U.S. INDUSTRIES, INC.

NOTE 11--COMMITMENTS AND CONTINGENCIES

    The Company is subject to a wide range of environmental protection laws. The Company has remedial and investigatory activities underway at approximately 46 sites. In addition, the Company has been named as a Potentially Responsible Party ("PRP") at 20 "superfund" sites pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 or comparable statutes.

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

    At September 30, 1999, the Company had accrued approximately $17 million ($4 million accrued as current liabilities; $13 million as non-current liabilities) for various environmental related liabilities of which the Company is aware. The Company believes that the range of liability for such matters is between approximately $9 million and $26 million.

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

                             U.S. INDUSTRIES, INC.

NOTE 12--SEGMENT DATA

    In June 1997, the FASB issued Statement No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, ("SFAS 131"), which is effective for the Company in fiscal 1999. This statement establishes standards for the manner in which public business enterprises report information relating to operating segments in annual financial statements and requires those enterprises report selected information about operating segments in interim financial reports. The Company has previously adopted certain provisions of this standard.

    The Company's operations are classified into four business segments: Bath and Plumbing Products, Lighting Corporation of America, Hardware and Tools and Diversified. During fiscal 1999, certain businesses were reclassified from USI Hardware and Tools to USI Diversified. This change reflects the Company's internal management reporting structure. Accordingly, all prior periods presented have been restated to conform to this presentation.

    BATH AND PLUMBING PRODUCTS--whirlpools, spas, faucets, chinaware, bathtubs, shower tub enclosures, bath accessories plumbing fittings, other behind the wall plumbing products and HVAC products.

    LIGHTING CORPORATION OF AMERICA--commercial, industrial lighting fixtures such as street, area, parking garage landscape, emergency and exits lights. Residential lighting products such as chandeliers, hall foyers, track lighting.

    HARDWARE AND TOOLS--non-powered hand tools, long handled tools, lawn and garden tools, and wheeled goods.

    DIVERSIFIED--automotive interiors, consumer products and precision engineered products for automotive, jet aviation and electronics industry.

    Products are primarily sold to the home improvement and home construction markets through mass merchandisers, hardware stores, home centers, distributors, wholesalers and other outlets. The diversified segment products are sold to mass merchandisers, wholesalers, distributors and original equipment manufacturers.

    The Company's operations are principally located in North America and Europe and to a lesser extent, in other regions of the world. The Company's country of domicile is the United States. Export sales represented 9%, 9% and 12% of the Company's total net sales for fiscal years 1999, 1998 and 1997, respectively. Principal international markets served include Europe, South America, Canada and Asia. Corporate assets consist primarily of real property, cash and cash investments and other investments.

    The Company's segments are based on similarities in products and services and represent the aggregation of similar operating units for which financial information is regularly evaluated by the corporate operating executives in determining resource allocation and assessing performance and is periodically reviewed by the Board of Directors. Accounting policies for the segments are the same as those for the Company. The Company evaluates performance based on operating profit or loss and, other than general corporate expense, allocates specific corporate overhead to each segment.

                             U.S. INDUSTRIES, INC.

NOTE 12--SEGMENT DATA (CONTINUED)

    The following table presents information about the Company by segment and geographic area:

                                                                FOR THE FISCAL YEARS ENDED SEPTEMBER 30,
                                                     ---------------------------------------------------------------
                                                       1999       1998       1997     1999(1)    1998(2)      1997
                                                     --------   --------   --------   --------   --------   --------
                                                               NET SALES                 OPERATING INCOME (LOSS)
                                                     ------------------------------   ------------------------------
                                                                              (IN MILLIONS)
BUSINESS SEGMENTS:
  Bath and Plumbing Products.......................   $1,303     $1,105     $  879      $150       $93        $101
  Lighting Corporation of America..................      805        766        538        46        52          42
  Hardware and Tools...............................      462        375        295        37        (3)         33
  Diversified(3)...................................      859        889        809        88        32         119
                                                      ------     ------     ------      ----       ---        ----
      TOTALS.......................................   $3,429     $3,135     $2,521       321       174         295
                                                      ======     ======     ======
Corporate expenses.................................                                      (18)      (32)        (27)
                                                                                        ----       ---        ----
      TOTAL OPERATING INCOME.......................                                      303       142         268
Interest expense...................................                                       81        69          59
Interest income....................................                                       (5)       (8)         (7)
Gain on sale of subsidiary shares..................                                       --        --          (1)
Other income, net..................................                                      (14)        3          (2)
                                                                                        ----       ---        ----
Income before income taxes, discontinued operations
  and extraordinary loss...........................                                      241        78         219
Provision for income taxes(4)......................                                       87        75          94
                                                                                        ----       ---        ----
Income from continuing operations..................                                     $154       $ 3        $125
                                                                                        ====       ===        ====

------------------------

(1) Operating income for the year ended September 30, 1999 includes restructuring costs of $1 million and unusual charges of $14 million. Accordingly, operating income for USI Bath and Plumbing Products, Lighting Corporation of America, and USI Diversified Operations includes charges of $5, $3 and $7 million, respectively.

(2) Operating income (loss) for the year ended September 30, 1998 includes merger, restructuring and other related costs of $142 million and product change costs in connection with the restructuring of approximately $11 million. (See Note 5 to the Consolidated Financial Statements.) Accordingly, operating income (loss) for the USI Bath and Plumbing Products, Lighting Corporation of America, USI Hardware and Tools, USI Diversified Operations and Corporate expenses include merger, restructuring and other charges of $40, $3, $32, $71 and $7 million, respectively.

(3) Operating income for the USI Diversified Operations includes $(7), $(3) and $2 million, for 1999, 1998 and 1997, respectively of equity (loss) earnings from the Company's investment in UPI. Fiscal 1999 and 1998 equity (loss) includes a charge associated with an impairment of UPI and its subsidiaries of $6 and $4 million.

                             U.S. INDUSTRIES, INC.

NOTE 12--SEGMENT DATA (CONTINUED)

(4) Provision for income taxes for the year ended September 30, 1999 includes a $6 million tax benefit from the resolution of prior years tax issues.

                                                                   FOR THE FISCAL YEARS
                                                                   ENDED SEPTEMBER 30,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                      (IN MILLIONS)
TOTAL ASSETS
Bath and Plumbing Products..................................   $1,357     $1,092     $1,064
Lighting Corporation of America.............................      518        463        282
Hardware and Tools..........................................      448        338        220
Diversified.................................................      621        640        579
                                                               ------     ------     ------
                                                                2,944      2,533      2,145
Corporate...................................................       84        100        126
                                                               ------     ------     ------
Total for continuing operations.............................    3,028      2,633      2,271
Net assets held for disposition.............................       --        143        228
                                                               ------     ------     ------
TOTAL ASSETS................................................   $3,028     $2,776     $2,499
                                                               ======     ======     ======
DEPRECIATION AND GOODWILL AMORTIZATION
Bath and Plumbing Products..................................   $   32     $   28     $   22
Lighting Corporation of America.............................       19         18         10
Hardware and Tools..........................................       14         10          6
Diversified.................................................       25         22         18
                                                               ------     ------     ------
TOTAL DEPRECIATION AND GOODWILL AMORTIZATION................   $   90     $   78     $   56
                                                               ======     ======     ======
CAPITAL EXPENDITURES
Bath and Plumbing Products..................................       35         35         18
Lighting Corporation of America.............................       27         19         13
Hardware and Tools..........................................       21         17          8
Diversified.................................................       25         28         18
                                                               ------     ------     ------
                                                                  108         99         57
Corporate...................................................       --         --         11
                                                               ------     ------     ------
TOTAL CAPITAL EXPENDITURES..................................   $  108     $   99     $   68
                                                               ======     ======     ======

                             U.S. INDUSTRIES, INC.

NOTE 12--SEGMENT DATA (CONTINUED)

    The following table presents certain data by geographic areas:

                                                                FOR THE FISCAL YEARS ENDED
                                                                      SEPTEMBER 30,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                      (IN MILLIONS)
NET SALES
United States...............................................   $2,650     $2,490     $2,243
Foreign.....................................................      779        645        278
                                                               ------     ------     ------
Total Net Sales.............................................   $3,429     $3,135     $2,521
                                                               ======     ======     ======
OPERATING INCOME(1)
United States...............................................   $  237     $   75     $  223
Foreign.....................................................       66         67         45
                                                               ------     ------     ------
Total Operating Income......................................   $  303     $  142     $  268
                                                               ======     ======     ======
LONG-LIVED ASSETS
United States...............................................   $  934     $  813     $  882
Foreign.....................................................      412        244         55
                                                               ------     ------     ------
Total long-lived assets.....................................   $1,346     $1,057     $  937
                                                               ======     ======     ======

------------------------

(1) Operating income for the year ended September 30, 1998 included merger, restructuring and other related costs of $142 million and product change costs in connection with the restructuring of approximately $11 million; $149 million and $4 million of these costs and charges relate to operating income of the United States and foreign locations, respectively.

                             U.S. INDUSTRIES, INC.

NOTE 13--QUARTERLY FINANCIAL DATA (UNAUDITED)

    Summarized quarterly financial information for the fiscal years ended September 30, 1999 and 1998 is as follows (in millions, except per share):

                                                        1999                                        1998
                                      -----------------------------------------   -----------------------------------------
           QUARTER ENDED              DEC. 31    MARCH 31   JUNE 30    SEPT. 30   DEC. 31    MARCH 31   JUNE 30    SEPT. 30
           -------------              --------   --------   --------   --------   --------   --------   --------   --------
Net sales...........................   $ 750      $ 848      $ 915      $ 916      $ 695      $ 790      $  825     $ 825
Gross profit........................     224        254        273        289        212        234         247       240
Income (loss) from continuing
  operations........................      22         32         45         55         29         36         (81)       19
Income (loss) before extraordinary
  loss..............................      23         18         45         55         31         33        (125)       22
Net Income (loss)...................      23         18         45         55         31         33        (130)       22
Basic per share:
Income (loss) from continuing
  operations........................   $0.23      $0.33      $0.50      $0.64      $0.31      $0.38      $(0.84)    $0.20
Income (loss) before extraordinary
  loss..............................   $0.24      $0.19      $0.50      $0.64      $0.33      $0.35      $(1.30)    $0.23
Net Income (loss)...................   $0.24      $0.19      $0.50      $0.64      $0.33      $0.35      $(1.35)    $0.23
Diluted per share:
Income (loss) from continuing
  operations........................   $0.22      $0.33      $0.49      $0.62      $0.30      $0.37      $(0.84)    $0.19
Income (loss) before extraordinary
  loss..............................   $0.23      $0.19      $0.49      $0.62      $0.32      $0.34      $(1.30)    $0.22
Net Income (loss)...................   $0.23      $0.19      $0.49      $0.62      $0.32      $0.34      $(1.35)    $0.22

    The results for the quarters ended June 30 and September 30, 1998 include $128 million and $14 million of merger, restructuring and other related costs, respectively, and product costs of $2 million and $9 million, respectively.

                             U.S. INDUSTRIES, INC.

NOTE 14--SUPPLEMENTAL FINANCIAL INFORMATION

    The following represents the supplemental consolidating condensed financial statements of USI, USI Global, and USIAH, which are the jointly obligated issuers of the Notes, and USI Atlantic, which is the guarantor of the Notes, and their non-guarantor subsidiaries, as of September 30, 1999 and 1998 and for each of the three years in the period ended September 30, 1999. Separate consolidated financial statements for USI, USI Global, USI Atlantic and USIAH are not presented, as management has determined that they would not be material to investors.

    In April of 1999, USIAH transferred substantially all of its assets and liabilities to a new wholly owned subsidiary of USI named USI Global in exchange for preferred stock in USI Global. In connection with the asset transfer, USI Global assumed joint and several obligations under the 7.25% Notes, the 7.125% Notes and the Credit Facility, equally with USI and USIAH. Neither USI nor USIAH, nor USI Atlantic as guarantor, was released from its obligations under the 7.25% Notes, the 7.125% Notes or the Credit Agreement in connection with the transfer of assets to USI Global.

                                                                 FOR THE YEAR ENDED SEPTEMBER 30, 1999
                                      -------------------------------------------------------------------------------------------
                                                     USI          USI                 NONGUARANTOR
                                        USI         GLOBAL      ATLANTIC    USIAH     SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                      --------   ------------   --------   --------   -------------   ------------   ------------
                                                                             (IN MILLIONS)
Net Sales...........................   $  --     $        --      $ --       $ --        $3,429          $  --          $3,429
Operating costs and expenses:
  Cost of products sold.............      --              --        --         --         2,389             --           2,389
  Selling, general and
    administrative expenses.........      23              --        --         --           713             --             736

  Goodwill impairment and
    non-recurring charges...........      --              --        --         --             1             --               1
                                       -----     ------------     ----       ----        ------          -----          ------
Operating income (loss).............     (23)             --        --         --           326             --             303

Interest expense....................      32              16        --         21            12             --              81

Interest income.....................      --              --        --         --            (5)            --              (5)

Management fee (income) expense.....     (38)              8        --         11            19             --              --

Intercompany interest, net..........     (12)            (25)       --        (33)           70             --              --

Other intercompany credits
  (charges).........................      --              26        --        (26)           --             --              --

Other (income) expense, net.........      --              --        --         --           (14)            --             (14)

Equity in earnings of investees,
  net...............................    (144)            (58)      (46)       (30)           --            278              --
                                       -----     ------------     ----       ----        ------          -----          ------

Income before income taxes and
  discontinued operations...........     139              33        46         57           244           (278)            241
Provision (benefit) for income
  taxes.............................      (2)            (10)       --         11            88             --              87
                                       -----     ------------     ----       ----        ------          -----          ------
Income from continuing operations...     141              43        46         46           156           (278)            154
Discontinued operations, net of
  tax...............................      --              --        --         --           (13)            --             (13)
                                       -----     ------------     ----       ----        ------          -----          ------
Net income (loss)...................   $ 141     $        43      $ 46       $ 46        $  143          $(278)         $  141
                                       =====     ============     ====       ====        ======          =====          ======

                             U.S. INDUSTRIES, INC.

NOTE 14--SUPPLEMENTAL FINANCIAL INFORMATION (CONTINUED)

                                                                  FOR THE YEAR ENDED SEPTEMBER 30, 1998
                                               ----------------------------------------------------------------------------
                                                            USI                 NONGUARANTOR
                                                 USI      ATLANTIC    USIAH     SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                               --------   --------   --------   -------------   ------------   ------------
                                                                              (IN MILLIONS)
Net Sales....................................    $ --       $ --       $ --        $3,135          $  --          $3,135
Operating costs and expenses:
  Cost of products sold......................      --         --         --         2,202             --           2,202
  Selling, general and administrative
    expenses.................................       4          4         17           624             --             649
  Goodwill impairment and non-recurring
    charges..................................      --         --          7           135             --             142
                                                 ----       ----       ----        ------          -----          ------
Operating loss...............................      (4)        (4)       (24)          174             --             142
Interest expense.............................      --          6         44            19             --              69
Interest income..............................      --         --         --            (8)            --              (8)
Management fee (income) expense..............      --        (27)       (28)           55             --              --
Intercompany interest, net...................      --         (4)       (63)           67             --              --
Other intercompany credits (charges).........      --         --         --            --             --              --
Gain on the sale of subsidiary shares........      --         --         --            --             --              --
Other (income) expense, net..................      --         12         (3)           (6)            --               3
Equity in earnings of investees, net.........      41         42         58            --           (141)             --
                                                 ----       ----       ----        ------          -----          ------
Income before income taxes, discontinued
  operations and extraordinary loss..........     (45)       (33)       (32)           47            141              78
Provision for income taxes...................      (1)         4         10            62             --              75
                                                 ----       ----       ----        ------          -----          ------
Income from continuing operations............     (44)       (37)       (42)          (15)           141               3
Discontinued operations and extraordinary
  loss, net of tax...........................      --         --         --           (42)            --             (42)
                                                 ----       ----       ----        ------          -----          ------
Income before extraordinary loss.............     (44)       (37)       (42)          (57)           141             (39)
Extraordinary loss, net of tax...............      --         --         --            (5)            --              (5)
                                                 ----       ----       ----        ------          -----          ------

Net income (loss)............................    $(44)      $(37)      $(42)       $  (62)         $ 141          $  (44)
                                                 ====       ====       ====        ======          =====          ======

                             U.S. INDUSTRIES, INC.

NOTE 14--SUPPLEMENTAL FINANCIAL INFORMATION (CONTINUED)

                                                         FOR THE YEAR ENDED SEPTEMBER 30, 1997
                                            ----------------------------------------------------------------
                                                                  NONGUARANTOR
                                              USI       USIAH     SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                            --------   --------   ------------   ------------   ------------
                                                                     (IN MILLIONS)
Net Sales.................................   $  --      $  --        $2,521         $  --          $2,521
Operating costs and expenses:
  Cost of products sold...................      --         --         1,739            --           1,739
  Selling, general and administrative
    expenses..............................       6         25           483            --             514
  Goodwill impairment and non-recurring
    charges...............................      --         --            --            --              --
                                             -----      -----        ------         -----          ------
Operating loss............................      (6)       (25)          299            --             268
Interest expense..........................      --         35            24            --              59
Interest income...........................      --         --            (7)           --              (7)
Management fee (income) expense...........      (1)       (15)           16            --              --
Intercompany interest, net................      --        (68)           68            --              --
Other intercompany credits (charges)......      --         --            --            --              --
Gain on the sale of subsidiary shares.....      --         --            (1)           --              (1)
Other (income) expense, net...............      --          1            (3)           --              (2)
Equity in earnings of investees, net......    (255)      (227)           --           482              --
                                             -----      -----        ------         -----          ------
Income before income taxes, discontinued
  operations and extraordinary loss.......     250        249           202          (482)            219
Provision for income taxes................      (2)         9            87            --              94
                                             -----      -----        ------         -----          ------
Income from continuing operations.........     252        240           115          (482)            125
Discontinued operations and extraordinary
  loss, net of tax........................      --         --           129            --             129
                                             -----      -----        ------         -----          ------
Income before extraordinary loss..........     252        240           244          (482)            254
Extraordinary loss, net of tax............      --         (1)           (1)           --              (2)
                                             -----      -----        ------         -----          ------

Net income (loss).........................   $ 252      $ 239        $  243         $(482)         $  252
                                             =====      =====        ======         =====          ======

                             U.S. INDUSTRIES, INC.

NOTE 14--SUPPLEMENTAL FINANCIAL INFORMATION (CONTINUED)

                                                                     AT SEPTEMBER 30, 1999
                                     -------------------------------------------------------------------------------------
                                                  USI        USI                 NONGUARANTOR
                                       USI       GLOBAL    ATLANTIC    USIAH     SUBSIDIARIES   ELIMINATION   CONSOLIDATED
                                     --------   --------   --------   --------   ------------   -----------   ------------
                                                                         (IN MILLIONS)
ASSETS
Current assets:
  Cash and cash equivalents........   $   --     $   --      $ --       $ --        $   58        $    --        $   58
  Trade receivables, net...........       --         --        --         --           667             --           667
  Inventories......................       --         --        --         --           631             --           631
  Deferred income taxes............       31         --        --         --            37             --            68
  Other current assets.............        6         --        --         --            61             --            67
                                      ------     ------      ----       ----        ------        -------        ------
      Total current assets.........       37         --        --         --         1,454             --         1,491

Property, plant and equipment,
  net..............................       --          1        --         --           596             --           597
Deferred income taxes..............       (2)        --        --         --             8             --             6
Other assets.......................        7          6        --        908           172           (908)          185
Goodwill, net......................       --         --        --         --           749             --           749
Investments in subsidiaries........    1,372      1,341       923         --            --         (3,636)           --
Intercompany receivable (payable),
  net..............................       24        444        33         15          (516)            --            --
                                      ------     ------      ----       ----        ------        -------        ------
      Total assets.................   $1,438     $1,792      $956       $923        $2,463        $(4,544)       $3,028
                                      ======     ======      ====       ====        ======        =======        ======

LIABILITIES AND STOCKHOLDERS'
  EQUITY
Current liabilities:
  Notes payable....................   $   --     $   --      $ --       $ --        $   33        $    --        $   33
  Current maturities of long-term
    debt...........................       --         --        --         --            15             --            15
  Trade accounts payable...........        2         --        --         --           276             --           278
  Accrued expenses and other
    liabilities....................       10         38        --         --           254             --           302
  Income taxes payable.............       29         --        --         --            --             --            29
                                      ------     ------      ----       ----        ------        -------        ------
      Total current liabilities....       41         38        --         --           578             --           657

Long-term debt.....................      477        695        --         --            47             --         1,219
Other liabilities..................       --         51        --         --           181             --           232
                                      ------     ------      ----       ----        ------        -------        ------
      Total liabilities............      518        784        --         --           806             --         2,108
Total stockholders' equity.........      920      1,008       956        923         1,657         (4,544)          920
                                      ------     ------      ----       ----        ------        -------        ------
      Total liabilities and
        stockholders' equity.......   $1,438     $1,792      $956       $923        $2,463        $(4,544)       $3,028
                                      ======     ======      ====       ====        ======        =======        ======

                             U.S. INDUSTRIES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 14--SUPPLEMENTAL FINANCIAL INFORMATION (CONTINUED)

                                                                     AT SEPTEMBER 30, 1998
                                           --------------------------------------------------------------------------
                                                        USI                 NONGUARANTOR
                                             USI      ATLANTIC    USIAH     SUBSIDIARIES   ELIMINATION   CONSOLIDATED
                                           --------   --------   --------   ------------   -----------   ------------
                                                                         (IN MILLIONS)
ASSETS
Current assets:
  Cash and cash equivalents..............   $   --     $   --     $   --       $   44        $    --        $   44
  Trade receivables, net.................       --         --         --          609             --           609
  Inventories............................       --         --         --          539             --           539
  Deferred income taxes..................       45         --         --           30             --            75
  Net assets held for disposition........       --         --         --          143             --           143
  Other current assets...................       --         --         11           62             --            73
                                            ------     ------     ------       ------        -------        ------
      Total current assets...............       45         --         11        1,427             --         1,483

Property, plant and equipment, net.......       --         --         --          508             --           508
Deferred income taxes....................        8         --         --            8             --            16
Other assets.............................       --         --          7          213             --           220
Goodwill, net............................       --         --         --          549             --           549
Investments in subsidiaries..............    1,266        745      1,221           --         (3,232)           --
Intercompany receivable (payable), net...      (51)       277        245         (471)            --            --
                                            ------     ------     ------       ------        -------        ------
      Total assets.......................   $1,268     $1,022     $1,484       $2,234        $(3,232)       $2,776
                                            ======     ======     ======       ======        =======        ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable..........................   $   --     $   --     $   --       $   15        $    --        $   15
  Current maturities of long-term debt...       --         --         --            4             --             4
  Trade accounts payable.................       --          2         --          245             --           247
  Accrued expenses and other
    liabilities..........................        5          6         43          247             --           301
  Income taxes payable...................       33         --         --            7             --            40
                                            ------     ------     ------       ------        -------        ------
      Total current liabilities..........       38          8         43          518             --           607

Long-term debt...........................      270         --        629           48             --           947
Other liabilities........................       --         --         67          195             --           262
                                            ------     ------     ------       ------        -------        ------
      Total liabilities..................      308          8        739          761             --         1,816
Total stockholders' equity...............      960      1,014        745        1,473         (3,232)          960
                                            ------     ------     ------       ------        -------        ------
      Total liabilities and stockholders'
        equity...........................   $1,268     $1,022     $1,484       $2,234        $(3,232)       $2,776
                                            ======     ======     ======       ======        =======        ======

                             U.S. INDUSTRIES, INC.

NOTE 14--SUPPLEMENTAL FINANCIAL INFORMATION (CONTINUED)

                                                                 FOR THE YEAR ENDED SEPTEMBER 30, 1999
                                      -------------------------------------------------------------------------------------------
                                                   USI        USI                 NONGUARANTOR
                                        USI       GLOBAL    ATLANTIC    USIAH     SUBSIDIARIES    ELIMINATIONS     CONSOLIDATED
                                      --------   --------   --------   --------   ------------   --------------   ---------------
                                                                             (IN MILLIONS)
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES..............  $     6     $ (22)      $ (8)     $  37        $ 239           $  --            $   252
INVESTING ACTIVITIES:
Proceeds from sale of businesses....      132        --         --         --           --              --                132
Acquisition of companies, net of
  cash acquired.....................     (335)       --         --         --           --              --               (335)
Purchases of property, plant and
  equipment.........................       --        --         --         --         (108)             --               (108)
Proceeds from sales of property,
  plant and equipment...............       --        --         --         --            6              --                  6
Proceeds from sale of excess real
  estate............................       --        --         --         --           28              --                 28
Capital contributions to
  subsidiaries......................       --        --         --         --           --              --                 --
Dividends from subsidiaries.........       --        --         --         --           --              --                 --
Net transfers with subsidiaries.....      195       138         13         --           --            (346)                --
Collection of notes.................       --        --         --         --            1              --                  1
Other investing activities..........       --        --         --         --           --              --                 --
                                      -------     -----       ----      -----        -----           -----            -------
NET CASH (USED IN) PROVIDED BY
INVESTING ACTIVITIES................       (8)      138         13         --          (73)           (346)              (276)
FINANCING ACTIVITIES:
Proceeds from long-term debt--
  third parties.....................    1,487       147         --        264            1              --              1,899
Repayment of long-term debt--
  third parties.....................   (1,281)      (73)        --       (264)          (5)             --             (1,623)
Proceeds from notes payable, net....       --        --         --         --            7              --                  7
Payment of dividends................      (19)       --         --         --           --              --                (19)
Proceeds from exercise of stock
  options...........................        4        --         --         --           --              --                  4
Payment to settle treasury locks....       --        --         --        (22)          --              --                (22)
Purchase of treasury stock..........     (190)       --         --         --           --              --               (190)
Capital contributions from parent...       --        --         --         --           --              --                 --
Net transfers with parent...........       --      (190)        (5)       (13)        (138)            346                 --
                                      -------     -----       ----      -----        -----           -----            -------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES..............        1      (116)        (5)       (35)        (135)            346                 56
Effect of exchange rate changes on
  cash and cash equivalents.........        1        --         --         (2)         (17)             --                (18)
                                      -------     -----       ----      -----        -----           -----            -------
INCREASE IN CASH AND CASH
  EQUIVALENTS.......................       --        --         --         --           14              --                 14
Cash and cash equivalents at
  beginning of period...............       --        --         --         --           44              --                 44
                                      -------     -----       ----      -----        -----           -----            -------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD............................  $    --     $  --       $ --      $  --        $  58           $  --            $    58
                                      =======     =====       ====      =====        =====           =====            =======

                             U.S. INDUSTRIES, INC.

NOTE 14--SUPPLEMENTAL FINANCIAL INFORMATION (CONTINUED)

                                                              FOR THE YEAR ENDED SEPTEMBER 30, 1998
                                           ---------------------------------------------------------------------------
                                                        USI                 NONGUARANTOR
                                             USI      ATLANTIC    USIAH     SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                           --------   --------   --------   ------------   ------------   ------------
                                                                          (IN MILLIONS)
NET CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES.............................   $ (33)      $ 12      $  19         $ 78           $ --          $   76
INVESTING ACTIVITIES:
Proceeds from sale of businesses.........      --         --         --           11             --              11
Acquisition of companies, net of cash
  acquired...............................      --         --         --         (173)            --            (173)
Purchases of property, plant and
  equipment..............................      --         --         --          (99)            --             (99)
Proceeds from sales of property, plant
  and equipment..........................      --         --         20           14             --              34
Proceeds from sale of excess real
  estate.................................      --         --         --           14             --              14
Capital contributions to subsidiaries....     (10)        --        (73)          --             83              --
Dividends from subsidiaries..............       2         --         --           --             (2)             --
Net transfers with subsidiaries..........    (193)      (205)      (303)          --            701              --
Collection of notes......................      --         --         --            5             --               5
Purchase of investment...................      --         --         --           (7)            --              (7)
Other investing activities...............      --         --         --          (13)            --             (13)
                                            -----       ----      -----         ----           ----          ------
NET CASH (USED IN) PROVIDED BY INVESTING
  ACTIVITIES.............................    (201)      (205)      (356)        (248)           782            (228)
FINANCING ACTIVITIES:
Proceeds from long-term debt.............     270         --      1,075           61             --           1,406
Repayment of long-term debt..............      --         --       (978)        (267)            --          (1,245)
Repayment of notes payable, net..........      --         --         --            5             --               5
Payment of dividends.....................     (21)        --         --           (2)             2             (21)
Proceeds from exercise of stock
  options................................      20         --         --           --             --              20
Purchase of treasury stock...............     (35)        --         --           --             --             (35)
Capital contributions to subsidiaries....      --         --         --           83            (83)             --
Net transfers with parent................      --        193        205          303           (701)             --
                                            -----       ----      -----         ----           ----          ------
NET CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES.............................     234        193        302          183           (782)            130
Effect of exchange rate changes on cash
  and cash equivalents...................      --         --         --           (1)            --              (1)
                                            -----       ----      -----         ----           ----          ------
INCREASE IN CASH AND CASH EQUIVALENTS....      --         --        (35)          12             --             (23)
Cash and cash equivalents at beginning of
  period.................................      --         --         35           32             --              67
                                            -----       ----      -----         ----           ----          ------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD.................................   $  --       $ --      $  --         $ 44           $ --          $   44
                                            =====       ====      =====         ====           ====          ======

                             U.S. INDUSTRIES, INC.

NOTE 14--SUPPLEMENTAL FINANCIAL INFORMATION (CONTINUED)

                                                       FOR THE YEAR ENDED SEPTEMBER 30, 1997
                                          ----------------------------------------------------------------
                                            USI                 NONGUARANTOR
                                          ATLANTIC    USIAH     SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                          --------   --------   ------------   ------------   ------------
                                                                   (IN MILLIONS)
NET CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES............................    $ (4)    $    --        $  44         $  --          $    40
INVESTING ACTIVITIES:
Proceeds from sale of businesses........      --          --          390            --              390
Acquisition of companies, net of cash
  acquired..............................      --          --         (260)           --             (260)
Purchases of property, plant and
  equipment.............................      --         (11)         (57)           --              (68)
Proceeds from sales of property, plant
  and equipment.........................      --          --            2            --                2
Proceeds from sale of excess real
  estate................................      --          --           28            --               28
Proceeds from sale of subsidiary
  stock.................................      --          --            4            --                4
Capital contributions to subsidiaries...      (2)         (5)          --             7               --
Dividends from subsidiaries.............       4          32           --           (36)              --
Net transfers with subsidiaries.........      66         248           --          (314)              --
Purchase of investment..................      --          --           (1)           --               (1)
Proceeds from sale of marketable
  securities............................      --          --           24            --               24
Other investing activities..............      --          --           (5)           --               (5)
                                            ----     -------        -----         -----          -------
NET CASH (USED IN) PROVIDED BY INVESTING
  ACTIVITIES............................      68         264          125          (343)             114
FINANCING ACTIVITIES:
Proceeds from long-term debt............      --       1,460          166            --            1,626
Repayment of long-term debt.............      --      (1,623)         (82)           --           (1,705)
Repayment of notes payable, net.........      --          --            4            --                4
Payment of dividends....................      (4)         --          (36)           36               (4)
Proceeds from exercise of stock
  options...............................       7          --           --            --                7
Purchase of treasury stock..............     (67)         --           --            --              (67)
Capital contributions to subsidiaries...      --          --            7            (7)              --
Net transfers with parent...............      --         (66)        (248)          314               --
                                            ----     -------        -----         -----          -------
NET CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES............................     (64)       (229)        (189)          343             (139)
Effect of exchange rate changes on cash
  and cash equivalents..................      --          --           (5)           --               (5)
                                            ----     -------        -----         -----          -------
INCREASE IN CASH AND CASH EQUIVALENTS...      --          35          (25)           --               10
Cash and cash equivalents at beginning
  of period.............................      --          --           57            --               57
                                            ----     -------        -----         -----          -------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD................................    $ --     $    35        $  32         $  --          $    67
                                            ====     =======        =====         =====          =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information included under the caption "Executive Officers" in Item 1 of this Annual Report on Form 10-K is incorporated herein by reference.

    The information to be included under the caption "Election of Directors" in the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the annual meeting of the Company's stockholders to be held on February 3, 2000 (the "Proxy Statement") is incorporated herein by reference.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (A) Listing of Documents

    (1) FINANCIAL STATEMENTS. The Company's Consolidated Financial Statements included in Item 8 hereof, as required at September 30, 1999, 1998 and 1997, and for the years ended September 30, 1999, 1998 and 1997, consist of the following:

       Consolidated Statements of Operations
       Consolidated Balance Sheets
       Consolidated Statements of Cash Flows
       Consolidated Statements of Changes in Stockholders' Equity
       Notes to Consolidated Financial Statements

    (2) FINANCIAL STATEMENT SCHEDULE. Financial Statement Schedule of the Company appended hereto, as required for the years ended September 30, 1999, 1998 and 1997, consists of the following:

       II. Valuation and Qualifying Accounts

    (3) MANAGEMENT CONTRACTS AND COMPENSATORY PLANS AND ARRANGEMENTS.

    - Employment Agreement, dated February 22, 1995, of David H. Clarke (filed as Exhibit 10.9 to the Company's Registration Statement on Form 10, dated April 21, 1995 (the "Form 10")).*

    - First Amendment, dated June 12, 1995, to the Employment Agreement, dated February 22, 1995, of David H. Clarke (filed as Exhibit 10.19(b) to the Company's Report on Form 10-K for the fiscal year ended September 30, 1995 (the "1995 10-K")).*

    - Employment Agreement, dated February 22, 1995, of John G. Raos (filed as
      Exhibit 10.10 to the Form 10).*

    - First Amendment, dated June 12, 1995, to the Employment Agreement, dated February 22, 1995, of John G. Raos (filed as Exhibit 10.20(b) to the 1995 10-K).*

    - Interim Employment Agreement dated as of May 18, 1999 by and between John
      G. Raos and the Company (filed as Exhibit 10.1 to the Form 10-Q filed August 17, 1999).*

    - Employment Agreement, dated June 1, 1997, of John F. Bendik (filed as
      Exhibit 10.6 to the 1998 10-K).*

    - Employment Agreement, dated February 22, 1995, of George H. MacLean (filed as Exhibit 10.8(a) to the Company's Report on Form 10-K for the fiscal year ended September 27, 1997 (the "1997 10-K").*

    - First Amendment, dated June 12, 1995, to the Employment Agreement dated February 22, 1995, of George H. MacLean (filed as Exhibit 10.8(b) to the 1997 10-K).*

    - Restated Employment Agreement, dated June 17, 1998, of Dorothy E. Sander (filed as Exhibit 10.8 to the 1998 10-K).*

    - Amended U. S. Industries, Inc. Stock Option Plan, as restated June 11, 1998 (filed as Exhibit 10.9 to the 1998 10-K).*

    - U. S. Industries, Inc. Restricted Stock Plan, as restated June 11, 1998 (filed as Exhibit 10.11 to the 1998 10-K).*

    - U. S. Industries, Inc. Supplemental Retirement Plan (filed as Exhibit
      10.14 to the Form 10).*

    - U. S. Industries, Inc. Long-Term Incentive Plan (filed as Exhibit 10.15 to the Form 10).*

    (B) Reports on Form 8-K.

    (C) Exhibits.

  3.1(a)    --         Form of Amended and Restated Certificate of Incorporation
                       (filed as part of the Company's Registration Statement No.
                       333-47101 on Form S-4 (the "1998 S-4"), as Appendix B-1 to
                       the Joint Proxy Statement/Prospectus (the "Merger Proxy")
                       included therein).*
     (b)    --         Form of Certificate of Designations of Series A Junior
                       Preferred Stock (filed as Exhibit (c) within the Rights
                       Agreement filed as Exhibit (4) to the Company's Report on
                       Form 8-K dated October 15, 1998.*
  3.2       --         Amended and Restated By-laws of the Company (filed as
                       Exhibit 3(ii) to the Form 10-Q filed Feb 18, 1999).*
  4.1       --         Specimen form of certificate representing shares of Common
                       Stock of USI (filed as Exhibit 4.1 to the Form 10).*
  4.2(a)    --         Indenture, dated as of December 12, 1996 (the "1996
                       Indenture"), among USI American Holdings, Inc. ("USIAH"),
                       USI Atlantic (then known as U.S. Industries, Inc.) and PNC
                       Bank National Association, as Trustee ("PNC") (filed as
                       Exhibit 4.1 to the Company's Registration Statement No.
                       333-2083 on Form S-4 (the "1997 S-4")).*

     (b)    --         First Supplemental Indenture to the 1996 Indenture, dated as of June 11, 1998, among USI, USIAH, USI Atlantic and PNC
                       (filed as Exhibit 4.3 to the Form 10K filed December 15,
                       1998 (the "1998 10-K")).*
     (c)    --         Second Supplemental Indenture to the 1996 Indenture, dated as of April 30, 1999, among the Company, USI Global Corp.,
                       USI American Holding, Inc., USI Atlantic Corp. and the The
                       Chase Manhattan Bank as successor Trustee (filed as Exhibit
                       4.1 (b) to the Form 10-Q May 18, 1999).*
  4.2(a)    --         Indenture, dated as of October 27, 1998 (the "1998
                       Indenture), among USI, USIAH, USI Atlantic and the First
                       National Bank of Chicago, as Trustee (filed as Exhibit 4.4 to the 1998 10-K).*
     (b)    --         First Supplemental Indenture to the 1998 Indenture, dated as of April 30, 1999, among the Company, USI Global Corp., USI
                       American Holdings, Inc., USI Atlantic Corp. and The First
                       National Bank of Chicago, as Trustee (filed as Exhibit
                       4.1(a) to the Form 10-Q filed May 18, 1999).*
 10.1       --         Subscription Agreement, dated May 31, 1995, between Hanson
                       PLC and USI Atlantic (filed as Exhibit 10.10 to the 1995
                       10-K).*
 10.2       --         Tax Sharing and Indemnification Agreement, dated May 30,
                       1995, among HM Anglo-American Ltd., HM Holdings, Inc.,
                       Endicott Johnson Corporation, Kidde Industries, Inc., HMB
                       Holdings Inc., Kaiser Cement Corporation, Spartus
                       Corporation, USI Atlantic and USIAH (Filed as Exhibit 10.14
                       to the 1995 10-K).*
 10.3       --         Tax Sharing and Indemnification Agreement, dated May 30,
                       1995, among HM Anglo-American Ltd., Quantum Chemical
                       Corporation, Endicott Johnson Corporation, Spartus
                       Corporation, USI Atlantic and USIAH (Filed as Exhibit 10.15
                       to the 1995 10-K).*
 10.4(a)    --         Employment Agreement, dated February 22, 1995, of David H.
                       Clarke (filed as Exhibit 10.9 to the Form 10).*
     (b)    --         First Amendment, dated June 12, 1995, to the Employment
                       Agreement, dated February 22, 1995, of David H. Clarke
                       (Filed as Exhibit 10.19(b) to the 1995 10-K).*
 10.5(a)    --         Employment Agreement, dated February 22, 1995, of John G.
                       Raos (filed as Exhibit 10.10 to the Form 10).*
     (b)    --         First Amendment, dated June 12, 1995, to the Employment
                       Agreement, dated February 22, 1995 of John G. Raos (filed as
                       Exhibit 10.20(b) to the 1995 10-K).*
     (c)    --         Interim Employment Agreement dated as of May 18, 1999 by and between John G. Raos and the Company (filed as Exhibit 10.1 to the Form 10-Q filed August 17, 1999).*
 10.6       --         Employment Agreement, dated June 1, 1997, of John F. Bendik
                       (filed as Exhibit 10.6 to the 1998 10-K).*
 10.7(a)    --         Employment Agreement, dated February 22, 1995, of George H.
                       MacLean (filed as Exhibit 10.8(a) to the 1997 10-K).*
     (b)    --         First Amendment, dated June 12, 1995, to the Employment
                       Agreement, dated February 22, 1995, of George H. MacLean.
                       (filed as Exhibit 10.8(b) to the 1997 10-K).*
 10.8       --         Restated Employment Agreement, dated June 17, 1998, of
                       Dorothy E. Sander (filed as Exhibit 10.8 to the 1998 10-K).
 10.9       --         Amended U.S. Industries, Inc. Stock Option Plan, as restated
                       June 11, 1998 (filed as Exhibit 10.9 to the 1998 10-K).*
10.10       --         U.S. Industries, Inc. Supplemental Retirement Plan (filed as
                       Exhibit 10.14 to the Form 10).*
10.11       --         U. S. Industries, Inc. Restricted Stock Plan, as restated
                       June 11, 1998 (filed as Exhibit 10.11 to the 1998 10K).
10.12       --         U.S. Industries, Inc. Long-Term Incentive Plan (filed as
                       Exhibit 10.15 to the Form 10).*

10.13       --         Credit Agreement, dated December 12, 1996, as amended
                       through June 11, 1998 (the "Credit Agreement"), among USIAH,
                       USI Atlantic, USI and Bank of America National Trust and
                       Savings Association, as Agent, and BA Securities, Inc., as
                       Arranger (filed as Exhibit 10.2 to the Report on Form 8-K
                       filed on June 12, 1998).*
10.14       --         First Amendment and Consent, dated as of April 22, 1999,
                       among the Company, USI American Holdings, Inc., USI Atlantic
                       Corp., USI Global Corp., Various Banks named therein, Bank of America National Trust and Savings Association, as
                       Issuing Bank, Swingline Bank and Agent, and BA Securities,
                       Inc. as Arranger (filed as Exhibit 10.1 to the Form 10-Q
                       filed May 18, 1999).*
10.15       --         Agreement and Plan of Merger, dated February 16, 1998, among
                       USI, USI Atlantic, Zurn Industries, Inc. and certain other parties named therein (filed as Exhibit A-1 to the Merger
                       Proxy).*
10.16       --         Rights Agreement dated as of October 15, 1998 between the
                       Company and the Chase Manhattan Bank, as Rights Agent (filed as Exhibit (4) to the Company's Report on Form 8-K dated
                       October 15, 1998).*
 21.1       --         Subsidiaries
 23.1       --         Consent of Ernst & Young LLP
 23.2       --         Consent of PricewaterhouseCoopers LLP
 27.1       --         Financial Data Schedule

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

December 28, 1999

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

                      SIGNATURE                                            TITLE
                      ---------                                            -----
                 /s/ DAVID H. CLARKE
     -------------------------------------------       Chairman of the Board and Chief Executive
                   David H. Clarke                       Officer (Principal Executive Officer)

                  /s/ JAMES O'LEARY
     -------------------------------------------       Executive Vice President
                    James O'Leary

                  /s/ JOHN G. RAOS
     -------------------------------------------       Director
                    John G. Raos

                 /s/ BRIAN C. BEAZER
     -------------------------------------------       Director
                   Brian C. Beazer

                /s/ WILLIAM E. BUTLER
     -------------------------------------------       Director
                  William E. Butler

               /s/ JOHN J. MCATEE, JR.
     -------------------------------------------       Director
                 John J. McAtee, Jr.

          /s/ THE HON. CHARLES H. PRICE II
     -------------------------------------------       Director
            The Hon. Charles H. Price II

                /s/ SIR HARRY SOLOMON
     -------------------------------------------       Director
                  Sir Harry Solomon

                /s/ ROYALL VICTOR III
     -------------------------------------------       Director
                  Royall Victor III

               /s/ MARK VORDER BRUEGGE
     -------------------------------------------       Director
                 Mark Vorder Bruegge

                /s/ ROBERT R. WOMACK
     -------------------------------------------       Director
                  Robert R. Womack

                /s/ JOHN W. DEAN III
     -------------------------------------------       Vice President, Chief Financial Officer and
                  John W. Dean III                       Treasurer (Principal Financial Officer)

                /s/ ROBERT P. NOONAN
     -------------------------------------------       Corporate Controller
                  Robert P. Noonan                       (Principal Accounting Officer)

                                                                     SCHEDULE II

                             U.S. INDUSTRIES, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                                 (IN MILLIONS)

                  COLUMN A                    COLUMN B         COLUMN C          COLUMN D     COLUMN E
                                                               ADDITIONS
                                                          -------------------
                                               BALANCE    CHARGED
                                                 AT       TO COSTS   CHARGED                 BALANCE AT
                                              BEGINNING     AND      TO OTHER                  END OF
DESCRIPTION                                   OF PERIOD   EXPENSES   ACCOUNTS   DEDUCTIONS     PERIOD
-----------                                   ---------   --------   --------   ----------   ----------
Year ended September 30, 1997
  Deducted from asset accounts:

  Allowance for doubtful accounts...........     $33         $2                 $   (4)(1)       $31

Year ended September 30, 1998
  Deducted from asset accounts:

  Allowance for doubtful accounts...........     $31         $8                 $   (1)(2)       $38

Year ended September 30, 1999
  Deducted from asset accounts:

  Allowance for doubtful accounts...........     $38         $6                 $(3)(1)(2)       $41

------------------------

(1) Amount in connection with acquisition.

(2) Uncollectible accounts written off, net of recoveries