Form 10-Q
period 2000-01-01
US INDUSTRIES INC /DE
filed 2000-02-15
CIK 1056874

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 1, 2000
OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                         Commission file number: 1-14557

                              U.S. INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                   22-3568449
(State or other jurisdiction of         (I.R.S.Employer Identification No.)
incorporation or organization)

                              101 WOOD AVENUE SOUTH
                                ISELIN, NJ 08830
                    (Address of principal executive offices)
                                 (732) 767-0700
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No |_|

As of February 3, 2000, U.S. Industries, Inc. had one class of common stock, of which 85,786,013 shares were outstanding.

                              U.S. INDUSTRIES, INC.

                                      INDEX

                                                                                  PAGE
                                                                                  NO.
                                                                                  ----
PART I. FINANCIAL INFORMATION

        Item 1.    Financial Statements

                   Consolidated Condensed Statements of Operations
                   for the Three Months Ended December 31, 1999 and 1998..........   1

                   Consolidated Condensed Balance Sheets, December 31, 1999
                   and September 30, 1999.........................................   2

                   Consolidated Condensed Statements of Cash Flows
                   for the Three Months Ended December 31, 1999 and 1998..........   3

                   Notes to Consolidated Condensed Financial Statements...........   4

        Item 2.    Management's Discussion and Analysis of Financial Condition
                   and Results of Operations .....................................  16

        Item 3.    Quantitative and Qualitative Disclosures About
                   Market Risk. ..................................................  20


PART II.OTHER INFORMATION

        Item 6.    Exhibits ......................................................  21


SIGNATURES      ..................................................................  22

PART 1.         FINANCIAL INFORMATION.

ITEM 1.         FINANCIAL STATEMENTS.


                              U.S. INDUSTRIES, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                       (in millions except per share data)
                                   (unaudited)

                                                               THREE MONTHS ENDED
                                                                  DECEMBER 31,
                                                               ------------------
                                                                 1999      1998
                                                                -----     -----
Net Sales                                                       $ 791     $ 750
Operating costs and expenses:
Cost of products sold                                             546       526
Selling, general and administrative expenses                      192       171
                                                                -----     -----
Operating income                                                   53        53

Interest expense                                                   23        18
Interest income                                                    (1)       (1)
Other income, net                                                  (1)     --
                                                                -----     -----
Income before income taxes and discontinued operations             32        36
Provision for income taxes                                         12        14
                                                                -----     -----
Income from continuing operations                                  20        22

Income from discontinued operations, net of tax                  --           1
                                                                -----     -----

Net income                                                      $  20     $  23
                                                                =====     =====


Earnings per basic share:
Income from continuing operations                               $0.23     $0.23
Income from discontinued operations                              --        0.01
                                                                -----     -----

Net income                                                      $0.23     $0.24
                                                                =====     =====


Earnings per diluted share:
Income from continuing operations                               $0.23     $0.22
Income from discontinued operations                              --        0.01
                                                                -----     -----

Net income                                                      $0.23     $0.23
                                                                =====     =====

Cash dividend declared per share                                $0.05     $0.05
                                                                =====     =====

            See notes to consolidated condensed financial statements.

                              U.S. INDUSTRIES, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (in millions)

                                                          DECEMBER 31, SEPTEMBER 30,
                                                             1999          1999
                                                          ------------ -------------
                                                          (UNAUDITED)
                                     ASSETS
Current assets:
Cash and cash equivalents                                   $   42        $   58
Trade receivables, net                                         595           667
Inventories                                                    659           631
Deferred income taxes                                           68            68
Other current assets                                            65            67
                                                            ------        ------

Total current assets                                         1,429         1,491

Property, plant and equipment, net                             579           597
Deferred income taxes                                            6             6
Other assets                                                   196           185
Goodwill, net                                                  736           749
                                                            ------        ------
                                                            $2,946        $3,028
                                                            ======        ======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Notes payable                                               $   34        $   33
Current maturities of long-term debt                           355            15
Trade accounts payable                                         221           278
Accrued expenses and other liabilities                         253           302
Income taxes payable                                            30            29
                                                            ------        ------

Total current liabilities                                      893           657

Long-term debt                                                 916         1,219
Other liabilities                                              217           232
                                                            ------        ------

Total liabilities                                            2,026         2,108
Commitments and contingencies
Stockholders' equity                                           920           920
                                                            ------        ------
                                                            $2,946        $3,028
                                                            ======        ======

            See notes to consolidated condensed financial statements.

                              U.S. INDUSTRIES, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (in millions-unaudited)

                                                                      THREE MONTHS ENDED
                                                                         DECEMBER 31,
                                                                      ------------------
                                                                        1999      1998
                                                                       -------   ------
OPERATING ACTIVITIES:
Income from continuing operations                                        $  20    $  22
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization                                               29       24
Provision for doubtful accounts                                              1        1
Gain on sale of excess real estate                                          (3)    --
Changes in operating assets and liabilities,
excluding the effects of acquisitions and dispositions                     (78)       3
                                                                       -------   ------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES
 OF CONTINUING OPERATIONS                                                  (31)      50
                                                                       -------   ------
Income from discontinued operations                                       --          1
Decrease in net assets held for disposition                               --         11
                                                                       -------   ------
NET CASH PROVIDED BY DISCONTINUED OPERATIONS                              --         12
                                                                       -------   ------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                        (31)      62
                                                                       -------   ------

INVESTING ACTIVITIES:
Proceeds from sale of businesses                                            17        4
Acquisition of companies, net of cash acquired                              (7)    --
Purchases of property, plant and equipment                                 (22)     (23)
Proceeds from sale of excess real estate                                     6     --
Other investing activities                                                  (1)    --
                                                                       -------   ------
NET CASH USED IN INVESTING ACTIVITIES                                       (7)     (19)
                                                                       -------   ------

FINANCING ACTIVITIES:
Proceeds from long-term debt                                               619      466
Repayment of long-term debt                                               (571)    (473)
Repayment of notes payable, net                                           --         (1)
Purchase of treasury stock                                                 (15)    --
Payment of dividends                                                        (4)      (5)
Payment to settle interest rate lock agreements                           --        (22)
                                                                       -------   ------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                         29      (35)

Effect of exchange rate changes on cash and cash equivalents                (7)      (1)
                                                                       -------   ------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                           (16)       7

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            58       44
                                                                       -------   ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $  42    $  51
                                                                       =======   ======

            See notes to consolidated condensed financial statements.

                              U.S. INDUSTRIES, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                December 31, 1999

NOTE 1-BASIS OF PRESENTATION

         U.S. Industries, Inc. ("USI" and, together with its subsidiaries, the "Company") manufactures and distributes a broad range of building and home products, consumer products and industrial products through four operating divisions: USI Bath and Plumbing Products, Lighting Corporation of America, USI Hardware and Tools and USI Diversified. The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, Article 10 of Regulation S-X and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial data for the three months ended December 31, 1999 and 1998 are unaudited and, in the opinion of management, reflect all necessary adjustments for a fair presentation of the financial position and results of operations for the interim periods on a consistent basis. Such adjustments were of a normal and recurring nature. The results of operations for the three month periods ended December 31, 1999 are not necessarily indicative of those for the full fiscal year ending September 30, 2000. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1999.

          The Company's fiscal year ends on the Saturday nearest to September
30. All three month data contained herein reflect results of operations for the 13-week periods ended on the Saturday closest to December 31, 1999 and 1998, respectively, but are presented as of such date for convenience.

NOTE 2-INVENTORIES

Inventories consist of the following:

                                                               (IN MILLIONS)
                                                       DECEMBER 31,    SEPTEMBER 30,
                                                           1999             1999
                                                       ------------    -------------
                                                       (UNAUDITED)
Finished products                                          $330             $301
Work-in process                                             114              115
Raw materials                                               215              215
                                                           ----             ----
                                                           $659             $631
                                                           ====             ====

                              U.S. INDUSTRIES, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                                December 31, 1999

NOTE 3-LONG-TERM DEBT

         Long-term debt consists of the following:

                                                               (IN MILLIONS)
                                                         DECEMBER 31, SEPTEMBER 30,
                                                            1999         1998
                                                         ------------ -------------
                                                         (UNAUDITED)
7.125% Senior Notes, net                                   $   248      $   248
7.25% Senior Notes, net                                        123          123
Revolving credit facility, US dollar                           326          300
Revolving credit facility, foreign currencies                  270          279
Commercial paper                                               216          167
Other short-term borrowings                                     36           55
Other long-term debt                                            52           62
                                                           -------      -------
                                                             1,271        1,234
Less current maturities                                       (355)         (15)
                                                           -------      -------
Long-term debt                                             $   916      $ 1,219
                                                           =======      =======

         The 7.25% Notes and the 7.125% Notes (collectively, the "Notes")
[, along with the revolving credit facility,] are joint and several obligations of USI, USI Global Corp. ("USI Global") and USI American
Holdings, Inc. ("USIAH"), and are guaranteed by USI Atlantic Corp. ("USI Atlantic") (see Note 11). USI Global and USI Atlantic are wholly-owned subsidiaries of USI. USIAH is a wholly-owned subsidiary of USI Atlantic. The Notes are unsecured, but the indentures place restrictions on liens and subsidiary indebtedness. The Notes are redeemable at the option of the Company.

         The Company has a five year revolving line of credit providing for borrowings of up to an aggregate amount of $650 million (the "Credit Agreement"). The revolving credit commitment will be permanently reduced by $150 million in December 2000. As of December 31, 1999, the Company had $54 million available under its revolving line of credit.

         During fiscal 1999, the Company commenced a $300 million commercial paper program, of which $216 million was outstanding at December 31, 1999. The commercial paper is supported by a $300 million 364 day facility which expires October 27, 2000.

         The Company had approximately $138 million of unused availability under its committed facilities and $199 million under uncommitted lines of credit at December 31, 1999. However, the Credit Agreement contains certain covenant restrictions that limit the amount of indebtedness the Company can incur. Although the Company had a total of $337 million in unused availability, it could have only incurred an additional $110 million in indebtedness at December 31, 1999, before exceeding the specified Credit Agreement restrictions on its debt to total capital ratio.

NOTE 4-COMMITMENTS AND CONTINGENCIES

         The Company is subject to a wide range of environmental protection laws. The Company has remedial and investigatory activities underway at approximately 47 sites. In addition, the Company has been named as a Potentially Responsible Party ("PRP") at 20 "Superfund" sites pursuant to the Comprehensive Environmental Response Compensation and Liability Act of 1980 or comparable statutes.

         It is often difficult to estimate the future impact of environmental matters, including potential liabilities. The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. This practice is followed whether the claims are asserted or unasserted. Reserves for estimated

                              U.S. INDUSTRIES, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                                December 31, 1999

NOTE 4-COMMITMENTS AND CONTINGENCIES (Continued)

losses from environmental remediation are, depending on the site, based primarily upon internal or third party environmental studies, and estimates as to the number, participation level and financial viability of any other PRP, to the extent of contamination and the nature of required remedial actions. Such reserves are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present fair value. Recoveries of environmental remediation costs from other parties are recognized as assets when their receipt is deemed probable. Management expects that the amount accrued will be paid out over the periods of remediation for the applicable sites which range up to 30 years and that all such reserves are adequate based on all current data. Each of the sites in question is at various stages of investigation or remediation; however, no information currently available reasonably suggests that projected expenditures associated with remedial action or compliance with environmental laws, for any single site or for all sites in the aggregate, will have a material adverse affect on the Company's financial condition, results of operations or cash flows.

         At December 31, 1999, the Company had accrued $17 million for known environmental related matters. The Company believes that the range of liability for such matters is between $9 million and $26 million.

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

         During October 1999, the Company entered into equity instrument contracts that were utilized to purchase approximately $40 million of the Company's common stock. At the discretion of the Company, such contracts can be settled by the Company in cash, shares or a combination of both, at anytime prior to October 20, 2000.

         The purchase price of the Spear & Jackson acquisition that occurred in December 1997 is subject to a cash contingency, payable on or before June 2000. The cash contingency is based upon certain performance criteria and the market value of the Company's stock and, at present, approximates the maximum payout of (pound sterling)47 million.

NOTE 5-SEGMENT DATA

         The following table presents information about the Company by segment:

                                                                        (IN MILLIONS)
                                                          FOR THE THREE MONTHS ENDED DECEMBER 31,
                                                     -------------------------------------------------
                                                        1999        1998         1999        1998
                                                     ----------- -----------  ----------  ----------
                                                            NET SALES             OPERATING INCOME
                                                     -----------------------  ------------------------
Business Segments:
Bath and Plumbing Products                                $ 302       $ 264        $ 25        $ 24
Lighting Corporation of America                             196         192           9          11
Hardware and Tools                                           91          73           4           1
Diversified                                                 202         221          19          22
                                                     ----------- -----------  ----------  ----------

Totals                                                    $ 791       $ 750          57          58
                                                     =========== ===========

Corporate expenses                                                                   (4)         (5)
                                                                              ----------  ----------

Total Operating Income                                                               53          53
Interest expense                                                                     23          18
Interest income                                                                      (1)         (1)
Other income, net                                                                    (1)          -
                                                                              ----------  ----------
Income before income taxes                                                           32          36
Provision for income taxes                                                           12          14
                                                                              ----------  ----------
Income from continuing operations                                                  $ 20        $ 22
                                                                              ==========  ==========

                              U.S. INDUSTRIES, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                                December 31, 1999

NOTE 6-COMPREHENSIVE INCOME

         The components of the Company's comprehensive income were as follows:

                                                          (IN MILLIONS - UNAUDITED)
                                                   FOR THE THREE MONTHS ENDED DECEMBER 31,
                                                              1999         1998
                                                              ----         ----
Net income                                                    $ 20         $ 23
Foreign currency translation adjustment                         (5)          (2)
                                                              ----         ----
Comprehensive income                                          $ 15         $ 21
                                                              ====         ====

NOTE 7-EARNINGS PER SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculation:

                                            (IN MILLIONS EXCEPT PER SHARE DATA)  (IN MILLIONS EXCEPT PER SHARE DATA)
                                                        (UNAUDITED)                           (UNAUDITED)
                                                        -----------                           -----------

                                              INCOME FROM                         INCOME FROM
                                              CONTINUING             PER SHARE    CONTINUING            PER SHARE
                                              OPERATIONS    SHARES    AMOUNT      OPERATIONS   SHARES    AMOUNT
                                             ------------- --------- ---------    ----------- --------- ---------
                                                 FOR THE THREE MONTHS ENDED          FOR THE THREE MONTHS ENDED
                                                      DECEMBER 31, 1999                   DECEMBER 31, 1998
                                             ---------------------------------    -------------------------------
Earnings per basic share                           $ 20       85.0    $ 0.23          $ 22       96.6    $ 0.23
Effect of dilutive securities
   Stock options                                               0.5                                0.7
   Nonvested restricted stock                                  1.1                                0.7
                                             ------------- --------- ---------    ----------- --------- ---------
Earnings per diluted share                         $ 20       86.6    $ 0.23          $ 22       98.0    $ 0.22
                                             ============= ========= =========    =========== ========= =========

            Diluted common shares include shares that would be outstanding assuming the fulfillment of conditions that would remove the restriction on nonvested shares and the exercise of stock options. Options to purchase approximately 3.1 million and 1.9 million shares in the three months ended December 31, 1999 and December 31, 1998, respectively, were not included in the computation of earnings per share because the options exercise prices were greater than the average market price of the common shares for those periods.

                              U.S. INDUSTRIES, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                                December 31, 1999

NOTE 8-MERGER, RESTRUCTURING AND OTHER RELATED COSTS

            During fiscal 1998, as a result of reviewing its long-term strategy in conjunction with the Zurn merger, the Company recorded a restructuring charge in order to improve efficiency and enhance competitiveness. During the third quarter of fiscal 1999, the Company's footwear operations expanded its 1998 restructuring plan and closed a second domestic manufacturing facility. At December 31, 1999, $6 million of cash related restructuring charges remained in accrued liabilities, detailed as follows:

                                                 (IN MILLIONS)
                                   LEASE AND
                                    CONTRACT      SEVERANCE
                                    RELATED       AND RELATED       TOTAL
                                     COSTS          COSTS           COSTS
                                   -----------    -----------    ------------
Balance at September 30, 1999               3              5               8
Cash payments                              (1)            (1)             (2)
                                   -----------    -----------    ------------
Balance at December 31, 1999              $ 2            $ 4             $ 6
                                   ===========    ===========    ============

            The restructuring at a number of facilities, which began during the third quarter of fiscal 1998, was substantially completed during the third quarter of fiscal 1999. In addition, during the third quarter of fiscal 1999, the Company adjusted certain severance reserves amounting to $1 million, primarily due to voluntary departures prior to final termination.

            The Company expects the remaining cash charges of $6 million to be paid by the respective lease termination date and over the periods provided by severance agreements.

NOTE 9-DISPOSITION OF BUSINESSES

            During the first quarter of fiscal 2000, the Company disposed of assets relating to its ladder operations and the infant and children footwear operation. The total proceeds on these separate transactions was $17 million, resulting in a loss of approximately $1 million, which is included in other income, net. The Company has retained certain liabilities of the ladder and footwear operations.

NOTE 10-SUBSEQUENT EVENTS

            On January 18, 2000, the Company announced that is has signed agreements to sell its Diversified business unit to Vectura Holdings LLC, a Citicorp Venture Capital portfolio company for gross proceeds of approximately $600 million.

            The transaction is expected to close in March 2000. At closing the Company will receive approximately $400 million of cash proceeds and $200 million in notes. The cash consideration will be satisfied by $95 million to be provided by the purchaser and its affiliates and approximately $300 million to be provided from bank borrowings. The purchaser will also assume approximately $9 million of existing bank debt of the Diversified unit. It is expected that the Diversified unit will make a high yield offering after the closing in order to repurchase from the Company the $200 million in notes. The final purchase price will be subject to working capital adjustments as of closing.

            The Company will retain an equity interest of 18.6% in the Diversified unit, and an additional 25% direct interest in the Diversified unit's Rexair vacuum cleaner operation. The Company expects an after-tax gain of approximately $15 million which will be recorded in the second quarter of fiscal 2000.

            In addition, in conjunction with the closing of the transaction, the Company will guarantee a $200 million five year credit facility of the Diversified unit's Rexair operation, with Rexair, however, primarily responsible for the repayment of this debt. This guarantee will be in place for a five year period from the closing date. The expected after-tax gain on the Rexair sale of approximately $50 million will be deferred until the guarantee expires.

                              U.S. INDUSTRIES, INC.

                                December 31, 1999

NOTE 10-SUBSEQUENT EVENTS (Continued)

            The Company expects to utilize the proceeds from the sale to reduce debt, repurchase shares and for general corporate purposes.

            Separately, in January 2000, the Company sold its fire protection businesses which are included in the Bath and Plumbing segment, Cosco Fire Protection, Inc. and Firetrol Protection Systems, Inc., for approximately $23 million in cash and expects an after-tax gain of approximately $1 million which will be recorded in the second quarter of fiscal 2000.

            In addition, in January 2000 the Company adopted a plan to close the Bath and Plumbing Corporate office in Dallas, Texas. The Company notified affected employees during the month of January 2000. In connection with the decision, the Company expects to record an after-tax charge in the range of $7 million to $9 million relating to severance costs, asset impairment and lease related costs in the second quarter of fiscal 2000.

NOTE 11-SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

            The following represents the supplemental consolidating condensed financial statements of USI, USI Global and USIAH, which are the jointly obligated issuers of the Notes, and USI Atlantic, which is the guarantor of the Notes, and their non-guarantor subsidiaries, as of December 31, 1999 and September 30, 1999 and for the three months ended December 31, 1999 and 1998. Separate consolidated financial statements of USI, USI Global, USI Atlantic and USIAH are not presented, as management has determined that they would not be material to investors.

                              U.S. INDUSTRIES, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                                December 31, 1999

NOTE 11-SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (Continued)

                                                                               (IN MILLIONS - UNAUDITED)
                                                                      FOR THE THREE MONTHS ENDED DECEMBER 31, 1999
                                                ------------------------------------------------------------------------------------
                                                               USI        USI                 NONGUARANTOR
                                                   USI        GLOBAL    ATLANTIC    USIAH     SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                                ----------- ----------- -------- -----------  ------------ ------------ ------------
Net Sales                                              $ -         $ -      $ -         $ -       $ 791          $ -        $ 791
Operating costs and expenses:
Cost of products sold                                    -           -        -           -         546            -          546
Selling, general and administrative expenses             4           -        -           -         188            -          192
                                                ----------- ----------- -------- -----------  ----------   ----------   ----------
Operating income (loss)                                 (4)          -        -           -          57            -           53

Interest expense                                        10          11        -           -           2            -           23
Interest income                                          -           -        -           -          (1)           -           (1)
Intercompany interest, net                              (3)        (17)       -           -          20            -            -
Other (income) expense, net                              -           -        -           -          (1)           -           (1)
Other intercompany credits (charges)                     -          15        -         (15)          -            -            -
Equity in earnings of investees, net                   (27)        (13)      (9)          -           -           49            -
                                                ----------- ----------- -------- -----------  ----------   ----------   ----------
Income before income taxes and
discontinued operations                                 16           4        9          15          37          (49)          32

Provision (benefit) for income taxes                    (4)         (4)       -           6          14            -           12
                                                ----------- ----------- -------- -----------  ----------   ----------   ----------

Income from continuing operations                       20           8        9           9          23          (49)          20
Income from discontinued operations, net of tax          -           -        -           -           -            -            -
                                                ----------- ----------- -------- -----------  ----------   ----------   ----------

Net income (loss)                                     $ 20         $ 8      $ 9         $ 9        $ 23        $ (49)        $ 20
                                                =========== =========== ======== ===========  ==========   ==========   ==========

                              U.S. INDUSTRIES, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                                December 31, 1999

NOTE 11-SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (Continued)

                                                                             (IN MILLIONS - UNAUDITED)
                                                                   FOR THE THREE MONTHS ENDED DECEMBER 31, 1998
                                                  -------------------------------------------------------------------------
                                                                  USI                NONGUARANTOR
                                                     USI       ATLANTIC     USIAH    SUBSIDIARIES ELIMINATIONS  CONSOLIDATED
                                                  ----------  ----------  ----------  ----------- ------------  -----------
Net Sales                                               $ -         $ -         $ -       $ 750          $ -         $ 750
Operating costs and expenses:
Cost of products sold                                     -           -           -         526            -           526
Selling, general and administrative expenses              5           -           -         166            -           171
                                                  ----------  ----------  ----------  ----------  -----------   -----------
Operating income (loss)                                  (5)          -           -          58            -            53

Interest expense                                          6           -           9           3            -            18
Interest income                                           -           -           -          (1)           -            (1)
Intercompany interest, net                               (3)          -         (13)         16            -             -
Other (income) expense, net                               -           -           -           -            -             -
Other intercompany credits (charges)                      -           -           -           -            -             -
Equity in earnings of investees, net                    (28)        (20)        (17)          -           65             -
                                                  ----------  ----------  ----------  ----------  -----------   -----------
Income before income taxes and
discontinued operations                                  20          20           21         40          (65)           36

Provision (benefit) for income taxes                     (3)          -           1          16            -            14
                                                  ----------  ----------  ----------  ----------  -----------   -----------

Income from continuing operations                        23          20          20          24          (65)           22
Income from discontinued operations, net of tax           -           -           -           1            -             1
                                                  ----------  ----------  ----------  ----------  -----------   -----------

Net income (loss)                                      $ 23        $ 20        $ 20        $ 25        $ (65)         $ 23
                                                  ==========  ==========  ==========  ==========  ===========   ===========

                              U.S. INDUSTRIES, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                                December 31, 1999

NOTE 11-SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (Continued)

                                                                            (IN MILLIONS -UNAUDITED)
                                                                             AT DECEMBER 31, 1999
                                           -----------------------------------------------------------------------------------------
                                                           USI         USI                   NONGUARANTOR
                                              USI         GLOBAL     ATLANTIC      USIAH     SUBSIDIARIES ELIMINATIONS  CONSOLIDATED
                                           ----------  ------------ -----------  ----------  ------------ ------------- ------------
ASSETS
Current assets:
Cash and cash equivalents                        $ -           $ -         $ -         $ -         $ 42            $ -          $ 42
Trade receivables, net                             -             -           -           -          595              -           595
Inventories                                        -             -           -           -          659              -           659
Deferred income taxes                             31             -           -           -           37              -            68
Other current assets                               4             3           -           -           58              -            65
                                           ----------  ------------ -----------  ----------  -----------  -------------  -----------
Total current assets                              35             3           -           -        1,391              -         1,429

Property, plant and equipment, net                 -             1           -           -          578              -           579
Deferred income taxes                             (2)            -           -           -            8              -             6
Other assets                                       8             7           -         908          181           (908)          196
Goodwill, net                                      -             -           -           -          736              -           736
Investments in subsidiaries                    1,414         1,348         932           -            -         (3,694)            -
Intercompany receivable (payable), net            41           441          33          24         (539)             -             -
                                           ----------  ------------ -----------  ----------  -----------  -------------  -----------
Total assets                                 $ 1,496       $ 1,800       $ 965       $ 932      $ 2,355       $ (4,602)      $ 2,946
                                           ==========  ============ ===========  ==========  ===========  =============  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable                                    $ -           $ -         $ -         $ -         $ 34            $ -          $ 34
Current maturities of long-term debt             237           111           -           -            7              -           355
Trade accounts payable                             1             -           -           -          220              -           221
Accrued expenses and other liabilities            12            41           -           -          200              -           253
Income taxes payable                              30             -           -           -            -              -            30
                                           ----------  ------------ -----------  ----------  -----------  -------------  -----------
Total current liabilities                        280           152           -           -          461              -           893

Long-term debt                                   296           576           -           -           44              -           916
Other liabilities                                  -            51           -           -          166              -           217
                                           ----------  ------------ -----------  ----------  -----------  -------------  -----------
Total liabilities                                576           779           -           -          671              -         2,026
Commitments and contingencies
Stockholders' equity                             920         1,021         965         932        1,684         (4,602)          920
                                           ----------  ------------ -----------  ----------  -----------  -------------  -----------
Total liabilities and stockholders' equity   $ 1,496       $ 1,800       $ 965       $ 932      $ 2,355       $ (4,602)      $ 2,946
                                           ==========  ============ ===========  ==========  ===========  =============  ===========

                              U.S. INDUSTRIES, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                                December 31, 1999

NOTE 11-SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (Continued)

                                                                                   (IN MILLIONS)
                                                                                AT SEPTEMBER 30, 1999
                                             ---------------------------------------------------------------------------------------
                                                              USI        USI               NONGUARANTOR
                                                 USI         GLOBAL    ATLANTIC   USIAH    SUBSIDIARIES ELIMINATIONS  CONSOLIDATED
                                             ------------ ------------ --------- --------- ------------ ------------- --------------
ASSETS
Current assets:
Cash and cash equivalents                            $ -          $ -       $ -       $ -         $ 58          $ -         $ 58
Trade receivables, net                                 -            -         -         -          667            -          667
Inventories                                            -            -         -         -          631            -          631
Deferred income taxes                                 31            -         -         -           37            -           68
Other current assets                                   6            -         -         -           61            -           67
                                             ------------ ------------ --------- --------- ------------ ------------  -----------
Total current assets                                  37            -         -         -        1,454            -        1,491

Property, plant and equipment, net                     -            1         -         -          596            -          597
Deferred income taxes                                 (2)           -         -         -            8            -            6
Other assets                                           7            6         -       908          172         (908)         185
Goodwill, net                                          -            -         -         -          749            -          749
Investments in subsidiaries                        1,372        1,341       923         -            -       (3,636)           -
Intercompany receivable (payable), net                24          444        33        15         (516)           -            -
                                             ------------ ------------ --------- --------- ------------ ------------  -----------
Total assets                                     $ 1,438      $ 1,792     $ 956     $ 923      $ 2,463     $ (4,544)     $ 3,028
                                             ============ ============ ========= ========= ============ ============  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable                                        $ -          $ -       $ -       $ -         $ 33          $ -         $ 33
Current maturities of long-term debt                   -            -         -         -           15            -           15
Trade accounts payable                                 2            -         -         -          276            -          278
Accrued expenses and other liabilities                10           38         -         -          254            -          302
Income taxes payable                                  29            -         -         -            -            -           29
                                             ------------ ------------ --------- --------- ------------ ------------  -----------
Total current liabilities                             41           38         -         -          578            -          657

Long-term debt                                       477          695         -         -           47            -        1,219
Other liabilities                                      -           51         -         -          181            -          232
                                             ------------ ------------ --------- --------- ------------ ------------  -----------
Total liabilities                                    518          784         -         -          806            -        2,108
Commitments and contingencies
Stockholders' equity                                 920        1,008       956       923        1,657       (4,544)         920
                                             ------------ ------------ --------- --------- ------------ ------------  -----------
Total liabilities and stockholders' equity       $ 1,438      $ 1,792     $ 956     $ 923      $ 2,463     $ (4,544)     $ 3,028
                                             ============ ============ ========= ========= ============ ============  ===========

                              U.S. INDUSTRIES, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                                December 31, 1999

NOTE 11-SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (Continued)

                                                                                  (IN MILLIONS - UNAUDITED)
                                                                         FOR THE THREE MONTHS ENDED DECEMBER 31, 1999
                                                  ---------------------------------------------------------------------------------
                                                                USI        USI                NONGUARANTOR
                                                     USI       GLOBAL    ATLANTIC     USIAH   SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                                  ---------  ---------- ----------  --------- ------------ ------------ ------------
NET CASH USED IN OPERATING ACTIVITIES                 $ (2)       $ (6)       $ -        $ -       $ (23)        $ -         $ (31)

INVESTING ACTIVITIES:
Proceeds from sale of businesses                         -           -          -          -          17           -            17
Acquisition of companies, net of cash acquired           -           -          -          -          (7)          -            (7)
Purchases of property, plant and equipment               -           -          -          -         (22)          -           (22)
Proceeds from sale of excess real estate                 -           -          -          -           6           -             6
Net transfers with subsidiaries                        (36)        (30)         -          -           -          66             -
Other investing activities                               -           -          -          -          (1)          -            (1)
                                                  ---------  ---------- ----------  ---------   ---------  ----------   -----------
NET CASH USED IN INVESTING ACTIVITIES                  (36)        (30)         -          -          (7)         66            (7)

FINANCING ACTIVITIES:
Proceeds from long-term debt                           619           -          -          -           -           -           619
Repayment of long-term debt                           (562)          -          -          -          (9)          -          (571)
Repayment of notes payable, net                          -           -          -          -           -           -             -
Payment of dividends                                    (4)          -          -          -           -           -            (4)
Payment to settle interest rate lock agreements          -           -          -          -           -           -             -
Purchase of treasury stock                             (15)          -          -          -           -           -           (15)
Net transfers with parent                                -          36          -          -          30         (66)            -
                                                  ---------  ---------- ----------  ---------   ---------  ----------   -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES               38          36          -          -          21         (66)           29

Effect of exchange rate changes on cash and
cash equivalents                                         -           -          -          -          (7)          -            (7)
                                                  ---------  ---------- ----------  ---------   ---------  ----------   -----------

DECREASE IN CASH AND CASH EQUIVALENTS                    -           -          -          -         (16)          -           (16)

Cash and cash equivalents at beginning of period         -           -          -          -          58           -            58
                                                  ---------  ---------- ----------  ---------   ---------  ----------   -----------

CASH AND CASH EQUIVALENTS AT END OF
PERIOD                                                 $ -         $ -        $ -        $ -        $ 42         $ -          $ 42
                                                  =========  ========== ==========  =========   =========  ==========   ===========

                              U.S. INDUSTRIES, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                                December 31, 1999

NOTE 11-SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION (Continued)

                                                                                    (IN MILLIONS - UNAUDITED)
                                                                           FOR THE THREE MONTHS ENDED DECEMBER 31, 1998
                                                            ---------------------------------------------------------------------
                                                                          USI                 NONGUARANTOR
                                                               USI      ATLANTIC     USIAH    SUBSIDIARIES ELIMINATIONS CONSOLIDATED
                                                            ----------- ---------  ---------- ------------ ------------ ------------
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES                                              $ 10      $ (8)        $ 7        $ 53         $ -          62

INVESTING ACTIVITIES:
Proceeds from the sale of businesses                                 -         -           -           4           -           4
Acquisition of companies, net of cash acquired                       -         -           -           -           -           -
Purchases of property, plant and equipment                           -         -           -         (23)          -         (23)
Proceeds from sale of excess real estate                             -         -           -           -           -           -
Net transfers with subsidiaries                                    (27)        -          28           -          (1)          -
Other investing activities                                           -         -           -           -           -           -
                                                            ----------- ---------  ----------  ----------  ---------- -----------
NET CASH (USED IN) PROVIDED BY
INVESTING ACTIVITIES                                               (27)        -          28         (19)         (1)        (19)

FINANCING ACTIVITIES:
Proceeds from long-term debt                                       430         -          36           -           -         466
Repayment of long-term debt                                       (386)        -         (87)          -           -        (473)
Repayment of notes payable, net                                      -         -           -          (1)          -          (1)
Payment of dividends                                                (5)        -           -           -           -          (5)
Payment to settle interest rate lock agreements                    (22)        -           -           -           -         (22)
Purchase of treasury stock                                           -         -           -           -           -           -
Net transfers with parent                                            -         8          19         (28)          1           -
                                                            ----------- ---------  ----------  ----------  ---------- -----------
NET CASH (USED IN) PROVIDED BY                                      17         8         (32)        (29)          1         (35)
FINANCING ACTIVITIES

Effect of exchange rate changes on cash and cash equivalents         -         -          (3)          2           -          (1)
                                                            ----------- ---------  ----------  ----------  ---------- -----------

INCREASE IN CASH AND CASH EQUIVALENTS                                -         -           -           7           -           7

Cash and cash equivalents at beginning of period                     -         -           -          44           -          44
                                                            ----------- ---------  ----------  ----------  ---------- -----------

CASH AND CASH EQUIVALENTS AT END OF
PERIOD                                                             $ -       $ -         $ -        $ 51         $ -        $ 51
                                                            =========== =========  ==========  ==========  ========== ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company's operations are grouped into four segments: USI Bath and Plumbing Products, Lighting Corporation of America, USI Hardware and Tools and USI Diversified. The results of all operations classified as discontinued, are excluded from the table below for all periods presented and are discussed separately under Discontinued Operations.

RESULTS OF OPERATIONS

                                                              (IN MILLIONS)
                                                            THREE MONTHS ENDED
                                                               DECEMBER 31,
                                                           -------------------
                                                           1999           1998
                                                           -----          -----
NET SALES
  Bath and Plumbing Products .....................         $ 302          $ 264
  Lighting Corporation of America ................           196            192
  Hardware and Tools .............................            91             73
  Diversified ....................................           202            221
                                                           -----          -----

   TOTAL NET SALES ...............................         $ 791          $ 750
                                                           =====          =====

OPERATING INCOME
  Bath and Plumbing Products .....................         $  25          $  24
  Lighting Corporation of America ................             9             11
  Hardware and Tools .............................             4              1
  Diversified ....................................            19             22
                                                           -----          -----
                                                              57             58
Corporate expenses ...............................            (4)            (5)
                                                           -----          -----

   TOTAL OPERATING INCOME ........................         $  53          $  53
                                                           =====          =====

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

THREE MONTHS ENDED DECEMBER 31, 1999
COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1998

INTRODUCTION

         The Company had sales of $791 and operating income of $53 million for the quarter ended December 31, 1999, compared to sales of $750 million and an operating income of $53 million for the same period in the prior year. Sales increased $41 million (5%) while operating income remained unchanged compared to the first quarter of fiscal 1999.

         The Bath and Plumbing Products Operations had sales of $302 million and operating income of $25 million for the first quarter December 31, 1999, increases of $38 million (14%) and $1 million (4%), respectively, from the first quarter of fiscal 1999. The increase in sales was primarily attributable to the first time inclusion of Spring Ram, acquired July 1999, and Gatsby Spas, acquired June 1999 as well as continued strength in the U.S. bath and spa operations and in the Home Center market, partially offset by the absence of sales of the water resource business which was sold in September 1999 and unfavorable exchange rate impact at foreign bath and spa operations. The increase in operating income was due to the first time inclusion of the Spring Ram business as well as continued strength in the U.S. bath and spa operations, partially offset by weakness at U.S. Brass and the HVAC businesses. In addition, unfavorable exchange rates negatively impacted the operating income at several foreign bath and spa operations.

         The Lighting Products Operations had sales of $196 million and operating income of $9 million for the first quarter December 31, 1999, an increase of $4 million (2%) and a decrease of $2 million (18%), respectively, from the first quarter of fiscal 1999. The increase in sales is primarily due to the inclusion of the Dual-Lite business, acquired in March 1999, partially offset by lower fluorescent and recessed lighting sales and a decline in the European lighting business. The sales decline in the European lighting business was largely driven by unfavorable currency translation. The decrease in operating income was primarily attributable to losses incurred in eliminating certain low margin products, unfavorable exchange rate and pricing pressures at the European lighting business.

         The Hardware and Tools Operations had sales of $91 million and operating income of $4 million for the first quarter December 31, 1999, increases of $18 million (25%) and $3 million, respectively, compared to the first quarter of fiscal 1999. The increase in sales is primarily due to the inclusion and integration of the True Temper business acquired in March 1999, partially offset by the absence of sales of the ladder business sold in October 1999. The increase in operating income is primarily attributable to the first time inclusion and integration synergies of True Temper and the elimination of losses at the ladder business, partially offset by lowers profits at Ames as the implementation of new systems caused delays in December shipments.

         The Diversified Operations had sales of $202 million and operating income of $19 million for the first quarter December 31, 1999, decreases of $19 million (9%) and $3 million (14%) compared to the first quarter of fiscal 1999. The decrease in sales and operating income are mainly the result of decreases at the automotive leather and shadow mask operations, and to a lesser extent the textile and footwear operations. The automotive leather operation sales and operating income suffered from unfavorable commodity prices while the shadow mask operation had lower sales and operating income. The vacuum cleaner business reported a modest increase in operating income despite lower sales. The automotive plastic operations reported higher sales and operating income, while the automotive metal components and the aircraft overhaul operations reported both flat sales and operating income from the prior year.

OTHER INCOME, NET

    Included in Other income, net in fiscal 2000 were gains on real estate transactions of approximately $3 million partially offset by the loss on sale associated with the separate sales of the ladder operations and the infant and children footwear operation of $1 million and other miscellaneous costs.

INTEREST AND TAXES

    Interest expense was $23 million for the quarter ended December 31, 1999, a $5 million (28%) increase from the comparable period of fiscal 1999. The increase was due to higher borrowing as a result of funding acquisitions and the Company's share repurchase program coupled with slightly higher average interest rates. Interest income was $1 million for both years.

   The provision for income taxes on continuing operations was $12 million for the quarter ended December 31, 1999, on pre-tax income of $32 million (an effective tax rate of approximately 38%) compared to a $14 million provision on pre-tax income of $36 million (an effective tax rate of approximately 39%) in the comparable period of fiscal 1999. The decrease in the effective tax rate, as adjusted, is attributable to continued tax planning.

DISCONTINUED OPERATIONS

       In fiscal 1999, discontinued operations consisted of income from operations of Ertl, which was subsequently disposed in the second quarter of fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's primary sources of liquidity and capital resources are cash and cash equivalents, cash provided from operations and available borrowings under the Company's revolving credit facility, commercial paper program, and uncommitted short-term lines of credit.

          Net cash used in operating activities of $31 million for the three months ended December 31, 1999 compared to net cash provided of $62 million for the comparable period of prior year. In the current period, continuing operations used $31 million compared to providing $50 million in the comparable period of the prior year. This change relates primarily to working capital investments at recently acquired businesses, settlements of certain obligations at the Bath and Plumbing division, increased tax and interest payments, as well as timing and seasonal cash requirements at certain of the Company's operations.

          Net cash provided by discontinued operations of $12 million at December 31, 1998, was the result of seasonal working capital requirements at The Ertl Company, which was sold in April 1999.

          Net cash used in investing activities of $7 million for the three months ended December 31, 1999, which primarily consisted of net cash of $7 million used for acquisitions and $22 million for capital expenditures, offset by the net proceeds of $17 million from the separate sales of the Company's ladder operations and the infant and children footwear operation and $6 million from the sale of excess real estate. In the three months ended December 31, 1998, the Company used net cash of $19 million, which primarily consisted of $23 million used for capital expenditures, offset by $4 million in partial proceeds from the sale of the Power Systems Segment.

          Net cash provided by financing activities was $29 million for the three months ended December 31, 1999. This included proceeds from long-term debt in excess of repayments of $48 million, partially offset by dividend payments of $4 million, and the purchase of $15 million of the Company's common stock for treasury. In the corresponding period of the prior year financing activities used net cash of $35 million, which included repayments of long-term debt in excess of borrowings and repayment of notes payable of $8 million, the payment to settle interest rate lock agreements of $22 million and dividend payments of $5 million.

          The Company expected to utilize the proceeds for the sale of the Diversified business to reduce debt, repurchase shares and general corporate purposes. The Company ended the December 31, 1999 quarter with current maturities of long-tem debt of $355 million. The Company expects to use the proceeds from the sale of the Diversified business to pay current maturities.

         The Company has a five year revolving line of credit providing for borrowings of up to an aggregate amount of $650 million (the "Credit Agreement"). The revolving credit commitment will be permanently reduced by $150 million in December 2000. As of December 31, 1999, the Company had $54 million available under its revolving line of credit.

         The Company believes that cash provided by operations and availability under unused credit facilities and commercial paper program will adequately support cash needs for working capital, capital expenditures for existing businesses and future principal payments on outstanding borrowings.

         Total stockholders' equity remain unchanged from September 30, 1999, principally due to Company's repurchase of Common Stock for treasury which amounted to $15 million and dividends declared of $4 million, offset by net income of $20 million.

         During the three months ended December 31, 1999, the Company paid approximately $2 million related to its restructuring plans announced in fiscal 1998 and 1999. There have been no material changes in the nature or costs of the restructuring.

         As of February 2000, after giving effect to the anticipated sale of the Diversified business, the Company's existing senior debt ratings were Baa2 with Moody's Investors Service, BBB- with Standard & Poor's Ratings Group, and BBB with Duff & Phelps Credit Rating Co.

          During fiscal 1999, the Board of Directors authorized share repurchase programs aggregating $300 million. As of December 31, 1999, the Company has purchased $204 million of its common stock in accordance with the total authorized share repurchase program of $300 million. Accordingly, as of December 31, 1999, the Company has authorization to purchase up to $96 million of its common stock. Subsequent to December 31, 1999, the Company has purchased an additional $17 million of its common stock for treasury. During October 1999, the Company entered into equity instrument contracts that were utilized to purchase approximately $40 million of the Company's common stock. At the discretion of the Company, such contracts can be settled by the Company in cash, shares or a combination of both, at anytime prior to October 20, 2000. Share repurchases are made at prices deemed acceptable to management. The funding for the repurchase program will be from cash provided from operations and available borrowings under the Company's existing credit facilities.

          In August 1999, the Company's shelf registration statement on Form S-3 filed with the Commission in order to register $600 million in debt securities became effective. The Company expects to issue debt securities covered by this registration statement in the future subject to market conditions.

         SALE OF DIVERSIFIED BUSINESS

         On January 18, 2000 the Board of Directors of the Company abandoned the previously announced spin-off of its Diversified businesses and approved the sale of the Diversified business unit to Vectura Holdings LLC, a Citicorp Venture Capital portfolio company for gross proceeds of approximately $600 million. These businesses include Rexair, Inc. ("Rainbow" brand vacuum cleaners); Garden State Tanning, Inc. and Leon Plastics, Inc. (automotive interiors); EJ Footwear Corp. (including Georgia Boot Inc., and Lehigh Safety Shoe Company (industrial protective footwear)); Huron Inc. and Bearing Inspection, Inc. (precision engineering products); Bilt Best Products, Inc.; Native Textiles Inc. and Jade Technologies Singapore Ltd. These entities had combined three month December 31, 1999 and fiscal year 1999 revenues of $202 million and $859 million, respectively, and operating income for those periods of $19 million and $8 million, respectively, (including unusual and other related charges of $7 million, in fiscal 1999). Excluding USI Diversified and corporate expenses of $4 million, the Company had revenues of $589 million and operating income of $38 million for the three months ended December 31, 1999. Excluding USI Diversified and corporate expenses of $18 million, the Company had revenues of $2,570 million and operating income of $233 million (including nonrecurring and unusual charges of $8 million) for fiscal year 1999.

         The transaction is expected to close in March 2000. At closing the Company will receive approximately $400 million of cash proceeds and $200 million in notes. The cash consideration will be satisfied by $95 million to be provided by the purchaser and its affiliates and approximately $300 million to be provided from bank borrowings. The purchaser will also assume approximately $9 million of existing bank debt of the Diversified unit. It is expected that the Diversified unit will make a high yield offering after the closing in order to repurchase from the Company the $200 million in notes. The final purchase price will be subject to working capital adjustments as of closing.

         The Company will retain an equity interest of 18.6% in the Diversified unit, and an additional 25% direct interest in the Diversified unit's Rexair vacuum cleaner operation. The Company expects an after-tax gain of approximately $15 million which will be recorded in the second quarter of fiscal 2000.

         In addition, in conjunction with the closing of the transaction, the Company will guarantee a $200 million five year credit facility of the Diversified unit's Rexair operation, with Rexair, however, primarily responsible for the repayment of this debt. This guarantee will be in place for a five year period from the closing date. The expected after-tax gain on the Rexair sale of approximately $50 million will be deferred until the guarantee expires.

         The Company expects to utilize the proceeds from the sale to reduce debt, repurchase shares and for general corporate purposes.

YEAR 2000 READINESS DISCLOSURE

         Many computer systems and other equipment with embedded technology use only two digits to define the applicable year and may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in failures or miscalculations causing disruptions of normal business activities and operations (the "Year 2000 issue").

         The Company has addressed the Year 2000 issue, through a compliance program led by information technology staff at each operating company, with assistance from the finance and manufacturing staffs and outside technology consultants where necessary.

         The Company's Year 2000 efforts focused on three areas: information technology ("IT") related systems and processes, such as operating systems, applications and programs; embedded logic ("non-IT") systems and processes, such as manufacturing machinery, telecommunications equipment and security devices; and compliance efforts of third parties (such as customers, suppliers and service providers). Within each of the IT and non-IT areas, the project spanned four phases for both critical and non-critical systems: assessment of programs and devices to identify those that are affected by the Year 2000 issue; development of remediation strategies; testing such strategies; and implementing the solutions. Critical systems are those systems (both IT and non-IT) that would have a severe impact on the Company's business and revenue if not made Year 2000 ready. As of December 31, 1999, the Company achieved 100% completion of all four phases of the Year 2000 project for critical IT and non-IT systems.

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

         Year 2000 costs for computer equipment, software and outside consultants incurred through December 31, 1999 were approximately $42 million, of which $8 million was expensed and $34 million was capitalized. These costs have been funded from operating cash flow and available credit facilities. Most of the costs were for new systems and improved functionality. These costs include approximately $7 million of internal payroll costs for employees who were involved in the Year 2000 program.

         As of the date of this filing, the Company has not experienced any material adverse effects on the operations or financial condition of the Company relating to Year 2000 issues associated with its systems or those of third parties with whom it has material business relationships. There can be no assurance, however, that all potential Year 2000 related issues have been discovered. The Company's Year 2000 project team will continue to monitor and test systems as necessary.

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

         To manage exposure to interest rate movements the Company uses interest rate protection agreements. Based on the Company's overall exposure to interest rate changes, a hypothetical change of 100 basis points across all maturities of the Company's floating rate debt obligations, after considering interest rate protection agreements, would decrease the Company's pre-tax earnings in fiscal 2000 by approximately $8 million.

         The Company utilized foreign currency-denominated borrowings to selectively hedge its net investments in subsidiaries in foreign countries. Such borrowings at December 31, 1999 are denominated in German marks, British pounds, Dutch guilders and Hong Kong dollars. A 10% change in the relevant currency exchange rates is estimated to have an impact of $31 million on the fair value of such borrowings. This quantification of the Company's exposure to the market risk of foreign exchange sensitive financial instruments is necessarily limited, as it does not take into account the offsetting impact of the company's underlying investment exposures.

         The Company is also exposed to foreign currency exchange risk related to its international operations as well as its U.S. businesses, which import or export goods. The Company has made limited use of financial instruments to manage this risk.

PART II. OTHER INFORMATION.

ITEM 6.  EXHIBITS

(a)      Exhibits

         10.1 Stock Purchase Agreement by and among U.S. Industries, Inc., JUSI Holdings, Inc., Strategic Industries, LLC and Automotive Interior Products, LLC dated as of January 15, 2000.*

         10.2 Subscription Agreement by and among U.S. Industries, Inc., JUSI Holdings, Inc., Strategic Industries, LLC, Strategic Industries, Inc., and Automotive Interior Products, LLC dated as of January 15, 2000.*

         27       Financial Data Schedule.*

* Filed herewith



--------------------

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           U.S. INDUSTRIES, INC.

Date: February 15, 2000
                                           /s/ John W. Dean III
                                           -------------------------------------
                                           John W. Dean III
                                           Vice President and
                                           Chief Financial Officer and Treasurer
                                           (Principal Financial Officer)


                                           /s/ Robert P. Noonan
                                           -------------------------------------
                                           Robert P. Noonan
                                           Corporate Controller
                                           (Principal Accounting Officer)