Form 10-Q
period 2000-04-01
US INDUSTRIES INC /DE
filed 2000-05-15
CIK 1056874

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended April 1, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /X/ No / /

As of May 9, 2000, U.S. Industries, Inc. had one class of common stock, of which 81,703,781 shares were outstanding.

                             U.S. INDUSTRIES, INC.

                                     INDEX


                                                                                               Page
                                                                                                No.

                                                                                               ----
PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Consolidated Condensed Statements of Operations
                    for the Three and Six Months Ended March 31, 2000 and 1999.............       1

                    Consolidated Condensed Balance Sheets, March 31, 2000
                    and September 30, 1999.................................................       2

                    Consolidated Condensed Statements of Cash Flows
                    for the Six Months Ended March 31, 2000 and 1999 ......................       3

                    Notes to Consolidated Condensed Financial Statements...................       4

          Item 2.   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations..............................................      18

          Item 3.   Quantitative and Qualitative Disclosures About
                    Market Risk............................................................      23


PART II.  OTHER INFORMATION

          Item 4.   Submission of Matters to a Vote of Security Holders....................      24

          Item 6.   Exhibits and Reports on Form 8-K.......................................      25

SIGNATURES.................................................................................      26


PART I.   FINANCIAL INFORMATION.

ITEM 1.   FINANCIAL STATEMENTS.

                              U.S. INDUSTRIES, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                       (IN MILLIONS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                  MARCH 31,                    MARCH 31,
                                                            ---------------------       ---------------------
                                                              2000         1999           2000          1999
                                                            -------       -------       -------       -------
Net Sales                                                   $   913       $   848       $ 1,704       $ 1,598
Operating costs and expenses:
Cost of products sold                                           639           594         1,185         1,120
Selling, general and administrative expenses                    206           182           398           353
Non-recurring charges                                            13            --            13            --
                                                            -------       -------       -------       -------
Operating income                                                 55            72           108           125

Interest expense                                                 22            19            45            37
Interest income                                                  (1)           (1)           (2)           (2)
Gain on sale of Diversified businesses                          (24)           --           (24)           --
Other expense, net                                                2            --             1            --
                                                            -------       -------       -------       -------
Income before income taxes and discontinued operations           56            54            88            90
Provision for income taxes                                       21            22            33            36
                                                            -------       -------       -------       -------
Income from continuing operations                                35            32            55            54

Loss from discontinued operations, net of tax                    --           (14)           --           (13)
                                                            -------       -------       -------       -------
Net Income                                                  $    35       $    18       $    55       $    41
                                                            =======       =======       =======       =======

Earnings per basic share:
Income from continuing operations                           $  0.41       $  0.33       $  0.64       $  0.56
Loss from discontinued operations                                --         (0.14)           --         (0.13)
                                                            -------       -------       -------       -------
Net income                                                  $  0.41       $  0.19       $  0.64       $  0.43
                                                            =======       =======       =======       =======

Earnings per diluted share:
Income from continuing operations                           $  0.40       $  0.33       $  0.63       $  0.55
Loss from discontinued operations                                --         (0.14)           --         (0.13)
                                                            -------       -------       -------       -------
Net income                                                  $  0.40       $  0.19       $  0.63       $  0.42
                                                            =======       =======       =======       =======

Cash dividend declared per share                            $  0.05       $  0.05       $  0.10       $  0.10
                                                            =======       =======       =======       =======

            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                             U.S. INDUSTRIES, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                (IN MILLIONS)

                                                               MARCH 31,  SEPTEMBER 30,
                                                                 2000         1999
                                                                ------       ------
                                                               (UNAUDITED)
                                     ASSETS
Current assets:
  Cash and cash equivalents                                     $   32      $   58
  Trade receivables, net                                           567         667
  Inventories                                                      515         631
  Deferred income taxes                                             63          68
  Other current assets                                              57          67
                                                                ------      ------

     Total current assets                                        1,234       1,491

Property, plant and equipment, net                                 441         597
Deferred income taxes                                               --           6
Other assets                                                       389         185
Goodwill, net                                                      622         749
                                                                ------      ------
                                                                $2,686      $3,028
                                                                ======      ======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                                 $   35      $   33
  Current maturities of long-term debt                              89          15
  Trade accounts payable                                           213         278
  Accrued expenses and other liabilities                           236         302
  Income taxes payable                                              17          29
                                                                ------      ------

     Total current liabilities                                     590         657

Long-term debt                                                     891       1,219
Deferred income taxes                                               10          --
Other liabilities                                                  271         232
                                                                ------      ------

     Total liabilities                                           1,762       2,108
Commitments and contingencies
Stockholders' equity                                               924         920
                                                                ------      ------
                                                                $2,686      $3,028
                                                                ======      ======

            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                              U.S. INDUSTRIES, INC.

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (IN MILLIONS-UNAUDITED)

                                                                                SIX MONTHS ENDED
                                                                                    MARCH 31,
                                                                              ---------------------
                                                                                2000         1999
                                                                              -------       -------
OPERATING ACTIVITIES:
  Income from continuing operations                                           $    55       $    54
  Adjustments to reconcile income from continuing operations to net cash
   (used in) provided by operating activities of continuing operations:
     Depreciation and amortization                                                 54            47
     Provision for doubtful accounts                                                3             2
     Provision for deferred income taxes                                            1            --
     Non-recurring charges                                                          2            --
     Gain on sale of excess real estate                                            (3)           --
     Gain on sale of businesses                                                   (24)           --
  Changes in operating assets and liabilities,
   excluding the effects of acquisitions and dispositions                        (211)          (65)
                                                                              -------       -------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES OF
CONTINUING OPERATIONS                                                            (123)           38
                                                                              -------       -------
Loss from discontinued operations                                                  --           (13)
Decrease in net assets held for disposition                                        --            36
                                                                              -------       -------
NET CASH PROVIDED BY DISCONTINUED OPERATIONS                                       --            23
                                                                              -------       -------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                              (123)           61
                                                                              -------       -------

INVESTING ACTIVITIES:
  Proceeds from sale of businesses                                                421            23
  Acquisition of companies, net of cash acquired                                   (7)         (168)
  Purchases of property, plant and equipment                                      (45)          (49)
  Proceeds from sale of excess real estate                                          6            --
  Proceeds from sales of  property, plant and equipment                             1             2
  Other investing activities, net                                                  (2)           (3)
                                                                              -------       -------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                               374          (195)
                                                                              -------       -------

FINANCING ACTIVITIES:
  Proceeds from long-term debt                                                  1,609         1,029
  Repayment of long-term debt                                                  (1,832)         (776)
  Proceeds (repayment) of notes payable, net                                        4            (4)
  Proceeds from exercise of stock options                                           1            --
  Purchase of treasury stock                                                      (47)          (80)
  Payment of dividends                                                             (9)          (10)
  Payment to settle interest rate lock agreements                                  --           (22)
                                                                              -------       -------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                              (274)          13
137

Effect of exchange rate changes on cash and cash equivalents                       (3)          (15)
                                                                              -------       -------

DECREASE IN CASH AND CASH EQUIVALENTS                                             (26)          (12)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   58            44
                                                                              -------       -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $    32       $    32
                                                                              =======       =======

            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                              U.S. INDUSTRIES, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

NOTE 1-BASIS OF PRESENTATION

      U.S. Industries, Inc. ("USI" and, together with its subsidiaries, the "Company") manufactures and distributes a broad range of building and home products and consumer products through three operating divisions: USI Bath and Plumbing Products, Lighting Corporation of America and USI Hardware and Tools. The Company completed the disposition of a majority equity interest in its Diversified segment, by means of two separate transactions, on March 24, 2000 (see Note 9). Subsequent to March 24, 2000, the Company will account for its retained interest in its Diversified segment under the equity method of accounting. The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, Article 10 of Regulation S-X and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial data for the three and six months ended March 31, 2000 and 1999 are unaudited and, in the opinion of management, reflect all necessary adjustments for a fair presentation of the financial position and results of operations for the interim periods on a consistent basis. Such adjustments were of a normal and recurring nature. The results of operations for the three and six month periods ended March 31, 2000 are not necessarily indicative of those for the full fiscal year ending September 30, 2000. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1999.

      The Company's fiscal year ends on the Saturday nearest to September 30. All three and six month data contained in this report reflect results of operations for the 13-week periods and 26-week periods ended on the Saturday closest to March 31, 2000 and 1999, respectively, but are presented as of March 31 for convenience.

NOTE 2-INVENTORIES

Inventories consist of the following:

                                        (IN MILLIONS)

                                 MARCH 31,         SEPTEMBER 30,
                                   2000               1999
                                   ----               ----
                               (UNAUDITED)

      Finished products            $262               $301
      Work-in process                79                115
      Raw materials                 174                215
                                   ----               ----
                                   $515               $631
                                   ====               ====

                              U.S. INDUSTRIES, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2000

NOTE 3-LONG-TERM DEBT

      Long-term debt consists of the following:

                                                             (IN MILLIONS)

                                                        MARCH 31,    SEPTEMBER 30,
                                                           2000          1999
                                                         -------       -------
                                                       (UNAUDITED)

      7.125% Senior Notes, net                           $   248       $   248
      7.25% Senior Notes, net                                123           123
      Revolving credit facility, US dollar                   200           300
      Revolving credit facility, foreign currencies          262           279
      Commercial paper                                        95           167
      Other short-term borrowings                             23            55
      Other long-term debt                                    29            62
                                                         -------       -------
                                                             980         1,234
      Less current maturities                                (89)          (15)
                                                         -------       -------
      Long-term debt                                     $   891       $ 1,219
                                                         =======       =======

      The 7.25% Notes and the 7.125% Notes (collectively, the "Notes"), along with the Credit Agreement and Credit Facility described below, are joint and several obligations of USI, USI Global Corp. ("USI Global") and USI American Holdings, Inc. ("USIAH"), and are guaranteed by USI Atlantic Corp. ("USI Atlantic") (see Note 11). USI Global and USI Atlantic are wholly-owned subsidiaries of USI. USIAH is a wholly-owned subsidiary of USI Atlantic. The Notes are unsecured but the indentures place restrictions on liens and subsidiary indebtedness.

      The Company has a five year revolving line of credit providing for borrowings in both US dollars and foreign currency of up to an aggregate amount of $650 million (the "Credit Agreement"). The revolving credit commitment will be permanently reduced by $150 million in December 2000 and terminates in December 2001. As of March 31, 2000, the Company had $188 million available under this revolving line of credit.

      During fiscal 1999, the Company commenced a $300 million commercial paper program, of which $95 million was outstanding at March 31, 2000. The commercial paper is supported by a $300 million 364-day credit facility (the "Credit Facility") which expires on October 27, 2000.

      At March 31, 2000, the Company had unused availability of approximately $580 million, including approximately $393 million of committed availability under its Credit Agreement and Credit Facility and $187 million under uncommitted lines of credit. The Credit Agreement and the Credit Facility contain certain covenant restrictions that limit the amount of indebtedness the Company may incur. At March 31, 2000, the Company could have incurred an additional $387 million in indebtedness under the specified restrictions on the Company's permitted ratio of debt to total capital.

NOTE 4-COMMITMENTS AND CONTINGENCIES

      The Company is subject to a wide range of environmental protection laws. The Company has remedial and investigatory activities underway at approximately 41 sites. In addition, the Company has been named as a Potentially Responsible Party ("PRP") at 12 "Superfund" sites pursuant to the Comprehensive Environmental Response Compensation and Liability Act of 1980 or comparable statutes.

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

                              U.S. INDUSTRIES, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2000

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

      At March 31, 2000, the Company had accrued $11 million for known environmental related matters. The Company believes that the range of liability for such matters is between $4 million and $14 million.

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

      The purchase price of the Spear & Jackson acquisition that occurred in December 1997 is subject to a cash contingency payable in June 2000. The cash contingency is based upon certain performance criteria and the market value of the Company's stock at the time of payment. Based on the current value of the Company's stock, it is anticipated that this payment will not exceed (pound sterling)47 million.

NOTE 5-SEGMENT DATA

      The results of the Diversified segment are included until the March 24, 2000 disposal date, after which the Company's proportionate share of earnings from the Diversified segment will be recorded as equity earnings under the equity method of accounting.

      The following table presents information about the Company by segment.


                                               (IN MILLIONS)                           (IN MILLIONS)
                                    FOR THE THREE MONTHS ENDED MARCH 31,    FOR THE SIX MONTHS ENDED MARCH 31,
                                   ------------------------------------    ------------------------------------
                                    2000      1999      2000      1999      2000      1999      2000      1999
                                   ------    ------    ------    ------    ------    ------    ------    ------
                                      NET SALES       OPERATING INCOME        NET SALES        OPERATING INCOME
                                   ----------------   -----------------    ----------------    ----------------
Business Segments:
Bath and Plumbing Products (1)     $  342    $  294    $   19    $   33    $  644    $  558    $   44    $   57
Lighting Corporation of America       202       195         8         9       398       387        17        20
Hardware and Tools                    157       132        17        12       248       205        21        13
Diversified                           212       227        16        24       414       448        35        46
                                   ------    ------    ------    ------    ------    ------    ------    ------
Totals                             $  913    $  848        60        78    $1,704    $1,598       117       136
                                   ======    ======                        ======    ======

Corporate expenses                                         (5)       (6)                           (9)      (11)
                                                       ------    ------                        ------    ------

Total Operating Income                                     55        72                           108       125
Interest expense                                           22        19                            45        37
Interest income                                            (1)       (1)                           (2)       (2)
Gain on sale of Diversified businesses                    (24)       --                           (24)       --
Other expense, net                                          2        --                             1        --
                                                       ------    ------                        ------    ------
Income before income taxes                                 56        54                            88        90
Provision for income taxes                                 21        22                            33        36
                                                       ------    ------                        ------    ------
Income from continuing operations                      $   35    $   32                        $   55    $   54
                                                       ======    ======                        ======    ======

(1)   Operating income for the three and six months ended
      March 31, 2000 includes a $13 million non-recurring charge.

                              U.S. INDUSTRIES, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2000

NOTE 6-COMPREHENSIVE INCOME

      The components of the Company's comprehensive income were as follows:

                                                     (IN MILLIONS - UNAUDITED)

                                             THREE MONTHS ENDED     SIX MONTHS ENDED
                                                  MARCH 31,             MARCH 31,
                                               2000       1999       2000       1999
                                               ----       ----       ----       ----
Net income                                     $ 35       $ 18       $ 55       $ 41
                                               ----       ----       ----       ----
Foreign currency translation:
  Foreign currency translation adjustment
    arising druing period                        (3)       (14)        (8)       (16)
  Plus: reclassification adjustment for
    translation realized in net income            1         --          3         --
                                               ----       ----       ----       ----
  Net currency translation adjustment            (2)       (14)        (5)       (16)
                                               ----       ----       ----       ----
Comprehensive income                           $ 33       $  4       $ 50       $ 25
                                               ====       ====       ====       ====

NOTE 7-EARNINGS PER SHARE

      The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculation:

                                                  (IN MILLIONS EXCEPT PER SHARE DATA)
                                                             (UNAUDITED)

                                   INCOME FROM                       INCOME FROM
                                   CONTINUING             PER SHARE  CONTINUING             PER SHARE
                                   OPERATIONS   SHARES     AMOUNT    OPERATIONS   SHARES     AMOUNT
                                   ----------   ------     ------    ----------   ------     ------
                                      FOR THE THREE MONTHS ENDED        FOR THE SIX MONTHS ENDED
                                            MARCH 31, 2000                   MARCH 31, 2000
                                     -----------------------------     ---------------------------
Earnings per basic share             $35          84.6      $ 0.41     $55        84.8      $ 0.64
Effect of dilutive securities
   Stock options                                   0.3                             0.4
   Nonvested restricted stock                      0.6                             1.0
Equity instrument contract                         0.5                             0.3
                                     ---          ----      ------     ---        ----      ------
Earnings per diluted share           $35          86.0      $ 0.40     $55        86.5      $ 0.63
                                     ===          ====      ======     ===        ====      ======

Earnings per basic share             $32          95.0      $ 0.33     $54        95.8      $ 0.56
Effect of dilutive securities
   Stock options                                   0.8                             0.7
   Nonvested restricted stock                      1.0                             0.9
                                     ---          ----      ------     ---        ----      ------
Earnings per diluted share           $32          96.8      $ 0.33     $54        97.4      $ 0.55
                                     ===          ====      ======     ===        ====      ======

                              U.S. INDUSTRIES, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2000

NOTE 7-EARNINGS PER SHARE (CONTINUED)

      Diluted common shares include shares that would be outstanding assuming the fulfillment of conditions that would remove the restriction on nonvested shares and the exercise of stock options. Options to purchase approximately
3.7 million and 2.9 million shares in the three and six months ended March 31, 2000, respectively, and options to purchase approximately 1.3 million and
1.9 million shares in the three and six months ended March 31, 1999, respectively, were not included in the computation of earnings per share because the options' exercise prices exceeded the average market price of the common shares for those periods.

NOTE 8- RESTRUCTURING CHARGES

      The new Chief Executive Officer of USI Bath and Plumbing performed a review of the operations of this segment. In January 2000, a decision was made to close the USI Bath and Plumbing corporate office in Dallas, Texas and relocate it to the USI Corporate office in New Jersey. The closing of the USI Bath and Plumbing corporate office resulted in the termination of 30 employees, and vacating the Dallas corporate office. The Company recorded a pre-tax charge of $13 million relating to this decision, which included severance costs of $2 million, lease costs of $9 million for a lease expiring November 2007, and a write-off of $2 million relating to leasehold improvements and other fixed assets.

The accrued liabilities relating to the cash related restructuring charge is detailed as follows:

                                                       (IN MILLIONS)
                                            LEASE AND
                                             CONTRACT        SEVERANCE
                                             RELATED         AND RELATED        TOTAL
                                              COSTS             COSTS           COSTS
                                            --------         -----------      --------
Balance at September 30, 1999                    $ 3               $ 5             $ 8
Cash payments                                     (1)               (3)             (4)
Reserves of Diversified companies sold             -                (1)             (1)
Fiscal 2000 charge                                 9                 2              11
                                            --------          --------        --------
Balance at March 31, 2000                        $11               $ 3            $ 14
                                            ========          ========        ========

      Approximately $7 million of the reserves is included in the balance sheet caption "accrued expenses and other liabilities", while the remaining $7 million is recorded in the balance sheet caption "other liabilities".

      The Company expects the remaining cash charges of $14 million to be paid by the respective lease termination dates and over the periods provided by severance agreements.

NOTE 9- DISPOSITION OF BUSINESSES AND DISCONTINUED OPERATIONS

      On March 24, 2000, in two separate transactions (the "Diversified Transactions"), the Company completed the previously-announced disposition of a majority equity interest in its Diversified group to Automotive Interior Products LLC ("AIP"), a Citicorp Venture Capital portfolio company. The consideration for the Diversified Transactions included a combination of cash and notes.

      In one of the transactions, the Company disposed of the following subsidiaries to AIP, which are now held by Strategic Industries, LLC ("SILLC"):
Atech Turbine Components, Inc.; Bearing Inspection, Inc.; BiltBest Products, Inc.; EJ Footwear Corp., including Georgia Boot Inc. and Lehigh Safety Shoe Co.; Garden State Tanning Inc.; Huron Inc.; Jade Holdings Pte Ltd, including Jade Technologies Singapore Ltd and FSM Europe B.V.; Leon Plastics Inc.; Native Textiles Inc.; and SCF Industries, Inc.

                              U.S. INDUSTRIES, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2000


NOTE 9- DISPOSITION OF BUSINESSES AND DISCONTINUED OPERATIONS (CONTINUED)

      The Company received gross cash proceeds of $198 million and approximately $205 million aggregate principal amount of 12% increasing rate senior notes due 2007 issued by SILLC (the "Senior Notes"), and, in addition, SILLC assumed approximately $8 million of existing bank debt. The Company also retained a preferred equity interest having a stated value of approximately $19.5 million and a 17.7% common equity interest in SILLC. The purchase price will be subject to a post-closing working capital adjustment. The Company has the right to market and sell the Senior Notes commencing six months after the closing. The Company recorded the Senior Notes at its fair market value, at March 24, 2000. As a result of this transaction, for the quarter ended March 31, 2000, the Company recorded a pre-tax gain of $24 million, ($15 million after-tax).

      In the other transaction, Rexair, Inc. ("Rexair"), which manufactures "Rainbow" brand vacuum cleaners, sold newly issued shares to SILLC representing, after issuance, 75% of the equity interest in Rexair. The Company received approximately $195 million in cash and retained a 25% direct equity interest in Rexair.

      As part of the Rexair transaction, the Company guaranteed Rexair's new $200 million credit facility (the "Rexair Facility"), which is scheduled to mature on the fifth anniversary of the closing. However, Rexair is primarily responsible for the repayment of indebtedness under the Rexair Facility. The Rexair Facility provides that all Rexair free cash flow, as defined, must be used to repay the outstanding balance of the Rexair Facility. At March 31, 2000, the outstanding balance on the Rexair Facility was approximately $182 million. As a result of the Rexair transaction, the Company recorded a deferred gain of approximately $45 million, which will be deferred until the release of the guarantee of the Rexair Facility. The Company's 25% share of the net liabilities of Rexair amounting to $38 million and the deferred gain of $45 million are included in the balance sheet caption "other liabilities".

      The Company's retained interest in SILLC and Rexair will be accounted for under the equity method of accounting subsequent to the March 24, 2000 disposal date.

      Also during the second quarter of fiscal 2000, the Company sold its fire protection businesses. The cash consideration paid for these businesses totaled approximately $23 million, which approximated its carrying value.

      During the first quarter of fiscal 2000, the Company disposed of assets relating to its ladder operations and the infant and children footwear operation. The total proceeds of these separate transactions was $17 million, which approximated its carrying value. The Company has retained certain liabilities of the ladder and footwear operations.

      In the second quarter of fiscal 1999, the Company adopted a formal plan to dispose of The Ertl Company, Inc. ("Ertl"), which was sold in April 1999 for gross proceeds of approximately $95 million, which resulted in a net-of-tax loss of $13 million in March 1999.

NOTE 10-SUBSEQUENT EVENT

      On May 4, 2000, the Company announced that it hired Compass Partners International, LLC as its financial advisor to assist in reviewing strategic alternatives for Lighting Corporation of America ("LCA"), including a possible sale. LCA, the Company's lighting segment, manufacturers and distributes a complete line of indoor and outdoor lighting for the commercial, institutional and residential markets. Its brand names include Achitectural Area Lighting, Columbia, Dual-Lite, Prescolite, Moldcast, Spaulding, Kim, Progress and SiTeco.

                              U.S. INDUSTRIES, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2000


NOTE 11-SUPPLEMENTAL JOINT ISSUER AND GUARANTOR FINANCIAL INFORMATION

      The following represents the supplemental consolidating condensed financial statements of USI, USI Global and USIAH which are the jointly obligated issuers of the Notes, and USI Atlantic, which is the guarantor of the Notes, and their non-guarantor subsidiaries, as of March 31, 2000 and September 30, 1999 and for the three and six months ended March 31, 2000 and 1999. Separate consolidated financial statements of USI, USI Global, USI Atlantic and USIAH are not presented, as management has determined that they would not be material to investors.

                                                                               (IN MILLIONS - UNAUDITED)
                                                                      FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                                    --------------------------------------------------------------------------------
                                                                USI          USI                NONGUARANTOR   ELIMIN-
                                                     USI       GLOBAL      ATLANTIC     USIAH   SUBSIDIARIES   ATIONS   CONSOLIDATED
                                                     ---       ------      --------     -----   ------------   ------   ------------
Net Sales                                           $  --       $  --       $  --       $  --       $ 913       $  --       $ 913
Operating costs and expenses:
  Cost of products sold                                --          --          --          --         639          --         639
  Selling, general and administrative expenses          5          --          --          --         201          --         206
  Non-recurring charges                                --          --          --          --          13          --          13
                                                    -----       -----       -----       -----       -----       -----       -----
Operating income (loss)                                (5)         --          --          --          60          --          55

Interest expense                                       10          11          --          --           1          --          22
Interest income                                        --          --          --          --          (1)         --          (1)
Intercompany interest (income) expense, net            (3)        (15)         --          --          18          --          --
Gain on sale of Diversified businesses                 --          --          --          --         (24)         --         (24)
Other (income) expense, net                            --          --          --          --           2          --           2
Management fee (income) expense                       (15)         --          --          --          15          --          --
Other intercompany (income) expense                    --          16          --         (16)         --          --          --
Equity in earnings of investees, net                  (33)        (39)        (10)         --          --          82          --
                                                    -----       -----       -----       -----       -----       -----       -----
Income before income taxes and
  discontinued operations                              36          27          10          16          49         (82)         56

Provision (benefit) for income taxes                    1          (4)         --           6          18          --          21
                                                    -----       -----       -----       -----       -----       -----       -----
Net income (loss)                                   $  35       $  31       $  10       $  10       $  31       $ (82)      $  35
                                                    =====       =====       =====       =====       =====       =====       =====

                              U.S. INDUSTRIES, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2000


NOTE 11-SUPPLEMENTAL JOINT ISSUER AND GUARANTOR FINANCIAL INFORMATION
(CONTINUED)

                                                                              (IN MILLIONS - UNAUDITED)
                                                                        FOR THE SIX MONTHS ENDED MARCH 31, 2000
                                               ---------------------------------------------------------------------------------
                                                           USI       USI               NONGUARANTOR
                                                 USI      GLOBAL   ATLANTIC   USIAH    SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                 ---      ------   --------   -----    ------------   ------------  ------------
Net Sales                                      $    --   $    --    $    --   $    --     $ 1,704       $    --       $ 1,704
Operating costs and expenses:
  Cost of products sold                             --        --         --        --       1,185            --         1,185
  Selling, general and administrative expenses       9        --         --        --         389            --           398
  Non-recurring charges                             --        --         --        --          13            --            13
                                               -------   -------    -------   -------     -------       -------       -------
Operating income (loss)                             (9)       --         --        --         117            --           108

Interest expense                                    20        22         --        --           3            --            45
Interest income                                     --        --         --        --          (2)           --            (2)
Intercompany interest (income) expense, net         (6)      (32)        --        --          38            --            --
Gain on sale of Diversified businesses              --        --         --        --         (24)           --           (24)
Other (income) expense, net                         --        --         --        --           1            --             1
Management fee (income) expense                    (15)       --         --        --          15            --            --
Other intercompany (income) expense                 --        31         --       (31)         --            --            --
Equity in earnings of investees, net               (60)      (52)       (19)       --          --           131            --
                                               -------   -------    -------   -------     -------       -------       -------
Income before income taxes                          52        31         19        31          86          (131)           88

Provision (benefit) for income taxes                (3)       (8)        --        12          32            --            33
                                               -------   -------    -------   -------     -------       -------       -------
Net income (loss)                              $    55   $    39    $    19   $    19     $    54       $  (131)      $    55
                                               =======   =======    =======   =======     =======       =======       =======

                              U.S. INDUSTRIES, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2000


NOTE 11-SUPPLEMENTAL JOINT ISSUER AND GUARANTOR FINANCIAL INFORMATION
(CONTINUED)

                                                                                 (IN MILLIONS - UNAUDITED)
                                                                         FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                                    --------------------------------------------------------------------------------
                                                             USI        USI                 NONGUARANTOR
                                                     USI    GLOBAL    ATLANTIC     USIAH    SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                     ---    ------    --------     -----    ------------  ------------  ------------
Net Sales                                           $  --     $--      $  --       $  --       $ 848       $  --          $ 848
Operating costs and expenses:
  Cost of products sold                                --      --         --          --         594          --            594
  Selling, general and administrative expenses          7      --         --          --         175          --            182
                                                    -----     ---      -----       -----       -----       -----          -----
Operating income (loss)                                (7)     --         --          --          79          --             72

Interest expense                                        7      --         --           9           3          --             19
Interest income                                        --      --         --          --          (1)         --             (1)
Intercompany interest (income) expense, net            (3)     --         --         (15)         18          --             --
Other (income) expense, net                            --      --         --          --          --          --             --
Other intercompany (income) expense                    --      --         --          --          --          --             --
Equity in earnings of investees, net                  (24)     --         (9)         (6)         --          39             --
                                                    -----     ---      -----       -----       -----       -----          -----
Income before income taxes and
discontinued operations                                13      --          9          12          59         (39)            54

Provision (benefit) for income taxes                   (5)     --         --           3          24          --             22
                                                    -----     ---      -----       -----       -----       -----          -----

Income from continuing operations                      18      --          9           9          35         (39)            32
Loss from discontinued operations, net of tax          --      --         --          --         (14)         --            (14)
                                                    -----     ---      -----       -----       -----       -----          -----
Net income (loss)                                   $  18     $--      $   9       $   9       $  21       $ (39)         $  18
                                                    =====     ===      =====       =====       =====       =====          =====

                              U.S. INDUSTRIES, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2000

NOTE 11-SUPPLEMENTAL JOINT ISSUER AND GUARANTOR FINANCIAL INFORMATION
(CONTINUED)

                                                                           (IN MILLIONS - UNAUDITED)
                                                                   FOR THE SIX MONTHS ENDED MARCH 31, 1999
                                           -----------------------------------------------------------------------------------------
                                                         USI        USI                    NONGUARANTOR
                                             USI       GLOBAL     ATLANTIC       USIAH     SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                             ---       ------     --------       -----     ------------   ------------  ------------
Net Sales                                  $    --       $--      $    --       $    --       $ 1,598       $    --       $ 1,598
Operating costs and expenses:
  Cost of products sold                         --        --           --            --         1,120            --         1,120
  Selling, general and administrative
    expenses                                    12        --           --            --           341            --           353
                                           -------       ---      -------       -------       -------       -------       -------
Operating income (loss)                        (12)       --           --            --           137            --           125

Interest expense                                13        --           --            18             6            --            37
Interest income                                 --        --           --            --            (2)           --            (2)
Intercompany interest (income)
  expense, net                                  (6)       --           --           (28)           34            --            --
Other (income) expense, net                     --        --           --            --            --            --            --
Other intercompany (income) expense             --        --           --            --            --            --            --
Equity in earnings of investees, net           (52)       --          (29)          (23)           --           104            --
                                           -------       ---      -------       -------       -------       -------       -------
Income before income taxes and
discontinued operations                         33        --           29            33            99          (104)           90

Provision (benefit) for income taxes            (8)       --           --             4            40            --             36
                                           -------       ---      -------       -------       -------       -------       -------

Income from continuing operations               41        --           29            29            59          (104)           54
Loss from discontinued operations,
  net of tax                                    --        --           --            --           (13)           --           (13)
                                           -------       ---      -------       -------       -------       -------       -------
Net income (loss)                          $    41       $--      $    29       $    29       $    46       $  (104)      $    41
                                           =======       ===      =======       =======       =======       =======       =======

                              U.S. INDUSTRIES, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2000

NOTE 11-SUPPLEMENTAL JOINT ISSUER AND GUARANTOR FINANCIAL INFORMATION
(CONTINUED)

                                                                        (IN MILLIONS - UNAUDITED)
                                                                            AT MARCH 31, 2000
                                             --------------------------------------------------------------------------------------
                                                            USI        USI                NONGUARANTOR
                                               USI         GLOBAL     ATLANTIC     USIAH   SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                               ---         ------     --------     -----   ------------  ------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents                  $    --      $    --     $    --     $    --     $    32      $    --      $    32
  Trade receivables, net                          --           --          --          --         567           --          567
  Inventories                                     --           --          --          --         515           --          515
  Deferred income taxes                           26           --          --          --          37           --           63
  Other current assets                            11            3          --          --          43           --           57
                                             -------      -------     -------     -------     -------      -------      -------
     Total current assets                         37            3          --          --       1,194           --        1,234

  Property, plant and equipment, net              --            1          --          --         440           --          441
  Deferred income taxes                           (2)          --          --          --           2           --           --
  Other assets                                     6            6          --         908         377         (908)         389
  Goodwill, net                                   --           --          --          --         622           --          622
  Investments in subsidiaries                  1,280        1,250         942          --          --       (3,472)          --
  Intercompany receivable
    (payable), net                                45          285          33          34        (397)          --           --
                                             -------      -------     -------     -------     -------      -------      -------
     Total assets                            $ 1,366      $ 1,545     $   975     $   942     $ 2,238      $(4,380)     $ 2,686
                                             =======      =======     =======     =======     =======      =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                              $    --      $    --     $    --     $    --     $    35      $    --      $    35
  Current maturities of long-term debt            89           --          --          --          --           --           89
  Trade accounts payable                           2           --          --          --         211           --          213
  Accrued expenses and other liabilities          20           45          --          --         171           --          236
  Income taxes payable                            17           --          --          --          --           --           17
                                             -------      -------     -------     -------     -------      -------      -------
     Total current liabilities                   128           45          --          --         417           --          590

  Long-term debt                                 297          560          --          --          34           --          891
  Deferred income taxes                           10           --          --          --          --           --           10
  Other liabilities                                7           46          --          --         218           --          271
                                             -------      -------     -------     -------     -------      -------      -------
     Total liabilities                           442          651          --          --         669           --        1,762
  Commitments and contingencies
  Stockholders' equity                           924          894         975         942       1,569       (4,380)         924
                                             -------      -------     -------     -------     -------      -------      -------
     Total liabilities and
       stockholders' equity                  $ 1,366      $ 1,545     $   975     $   942     $ 2,238      $(4,380)     $ 2,686
                                             =======      =======     =======     =======     =======      =======      =======

                              U.S. INDUSTRIES, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2000

NOTE 11-SUPPLEMENTAL JOINT ISSUER AND GUARANTOR FINANCIAL INFORMATION
(CONTINUED)

                                                                                (IN MILLIONS)
                                                                            AT SEPTEMBER 30, 1999
                                            ------------------------------------------------------------------------------------
                                                          USI        USI               NONGUARANTOR
                                              USI        GLOBAL    ATLANTIC    USIAH   SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                            -------     -------    -------    -------  ------------  ------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents                 $    --     $    --    $    --    $    --    $    58        $    --        $    58
  Trade receivables, net                         --          --         --         --        667             --            667
  Inventories                                    --          --         --         --        631             --            631
  Deferred income taxes                          31          --         --         --         37             --             68
  Other current assets                            6          --         --         --         61             --             67
                                            -------     -------    -------    -------    -------        -------        -------
     Total current assets                        37          --         --         --      1,454             --          1,491

  Property, plant and equipment, net             --           1         --         --        596             --            597
  Deferred income taxes                          (2)         --         --         --          8             --              6
  Other assets                                    7           6         --        908        172           (908)           185
  Goodwill, net                                  --          --         --         --        749             --            749
  Investments in subsidiaries                 1,372       1,341        923         --         --         (3,636)            --
  Intercompany receivable (payable), net         24         444         33         15       (516)            --             --
                                            -------     -------    -------    -------    -------        -------        -------
     Total assets                           $ 1,438     $ 1,792    $   956    $   923    $ 2,463        $(4,544)       $ 3,028
                                            =======     =======    =======    =======    =======        =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                             $    --     $    --    $    --    $    --    $    33        $    --        $    33
  Current maturities of long-term debt           --          --         --         --         15             --             15
  Trade accounts payable                          2          --         --         --        276             --            278
  Accrued expenses and other liabilities         10          38         --         --        254             --            302
  Income taxes payable                           29          --         --         --         --             --             29
                                            -------     -------    -------    -------    -------        -------        -------
     Total current liabilities                   41          38         --         --        578             --            657

  Long-term debt                                477         695         --         --         47             --          1,219
  Other liabilities                              --          51         --         --        181             --            232
                                            -------     -------    -------    -------    -------        -------        -------
     Total liabilities                          518         784         --         --        806             --          2,108
Commitments and contingencies
  Stockholders' equity                          920       1,008        956        923      1,657         (4,544)           920
                                            -------     -------    -------    -------    -------        -------        -------
     Total liabilities and
       stockholders' equity                 $ 1,438     $ 1,792    $   956    $   923    $ 2,463        $(4,544)       $ 3,028
                                            =======     =======    =======    =======    =======        =======        =======

                              U.S. INDUSTRIES, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2000

NOTE 11-SUPPLEMENTAL JOINT ISSUER AND GUARANTOR FINANCIAL INFORMATION
(CONTINUED)

                                                                        (IN MILLIONS - UNAUDITED)
                                                                  FOR THE SIX MONTHS ENDED MARCH 31, 2000
                                            -------------------------------------------------------------------------------
                                                          USI       USI           NONGUARANTOR
                                              USI        GLOBAL  ATLANTIC  USIAH  SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                              ---        ------  --------  -----  ------------  ------------   ------------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                      $    14     $   (14)    $--      $--    $  (123)      $    --       $  (123)

INVESTING ACTIVITIES:
Proceeds from sale of businesses                 --          --      --       --        421            --           421
Acquisition of companies, net of
  cash acquired                                  --          --      --       --         (7)           --            (7)
Purchases of property, plant
  and equipment                                  --          --      --       --        (45)           --           (45)
Proceeds from sale of excess real estate         --          --      --       --          6            --             6
Proceeds from sales of property,
  plant and equipment                            --          --      --       --          1            --             1
Net transfers with subsidiaries                 131         265      --       --         --          (396)           --
Other investing activities                       --          --      --       --         (2)           --            (2)
                                            -------     -------     ---      ---    -------       -------       -------
NET CASH PROVIDED BY (USED IN)
INVESTING ACTIVITIES                            131         265      --       --        374          (396)          374

FINANCING ACTIVITIES:
Proceeds from long-term debt                  1,603          --      --       --          6            --         1,609
Repayment of long-term debt                  (1,692)       (120)     --       --        (20)           --        (1,832)
Proceeds of notes payable, net                   --          --      --       --          4            --             4
Payment of dividends                             (9)         --      --       --         --            --            (9)
Payment to settle interest rate
  lock agreements                                --          --      --       --         --            --            --
Proceeds from exercise of
  stock options                                   1          --      --       --         --            --             1
Purchase of treasury stock                      (47)         --      --       --         --            --           (47)
Net transfers with parent                        --        (131)     --       --       (265)          396            --
                                            -------     -------     ---      ---    -------       -------       -------
NET CASH (USED IN) PROVIDED BY
FINANCING ACTIVITIES                           (144)       (251)     --       --       (275)          396          (274)

Effect of exchange rate changes on
  cash and cash equivalents                      (1)         --      --       --         (2)           --            (3)
                                            -------     -------     ---      ---    -------       -------       -------

DECREASE IN CASH AND CASH EQUIVALENTS            --          --      --       --        (26)           --           (26)

Cash and cash equivalents at beginning
  of period                                      --          --      --       --         58            --            58
                                            -------     -------     ---      ---    -------       -------       -------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD                                    $    --     $    --     $--      $--    $    32       $    --       $    32
                                            =======     =======     ===      ===    =======       =======       =======


                              U.S. INDUSTRIES, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2000

NOTE 11-SUPPLEMENTAL JOINT ISSUER AND GUARANTOR FINANCIAL INFORMATION
(CONTINUED)

                                                                          (IN MILLIONS - UNAUDITED)
                                                                   FOR THE SIX MONTHS ENDED MARCH 31, 1999
                                             -------------------------------------------------------------------------------------
                                                         USI         USI                 NONGUARANTOR
                                               USI      GLOBAL     ATLANTIC    USIAH     SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                             -------    -------    --------   -------    ------------  ------------   ------------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                       $    19    $    --    $    (8)   $    15      $    35      $    --         $    61

INVESTING ACTIVITIES:
Proceeds from sale of businesses                  --         --         --         --           23                           23
Acquisition of companies, net
  of cash acquired                              (121)       (47)        --         --           --                         (168)
Purchases of property, plant
  and equipment                                   --         --         --         --          (49)                         (49)
Proceeds from sale of excess real estate          --         --         --         --           --                           --
Proceeds from sales of property,
  plant and equipment                             --         --         --         --            2                            2
Net transfers with subsidiaries                  (42)        --         13         --           --           29              --
Other investing activities                        --         --         --         --           (3)                          (3)
                                             -------    -------    -------    -------      -------      -------         -------
NET CASH PROVIDED BY (USED IN)
INVESTING ACTIVITIES                            (163)       (47)        13         --          (27)          29            (195)

FINANCING ACTIVITIES:
Proceeds from long-term debt                     765         --         --        264           --                        1,029
Repayment of long-term debt                     (509)        --         --       (264)          (3)                        (776)
Repayment of notes payable, net                   --         --         --         --           (4)                          (4)
Payment of dividends                             (10)        --         --         --           --                          (10)
Payment to settle interest rate
  lock agreements                                (22)        --         --         --           --                          (22)
Purchase of treasury stock                       (80)        --         --         --           --                          (80)
Net transfers with parent                         --         47         (5)       (13)          --          (29)             --
                                             -------    -------    -------    -------      -------      -------         -------
NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES                             144         47         (5)       (13)          (7)         (29)            137

Effect of exchange rate changes on
  cash and cash equivalents                       --         --         --         (2)         (13)          --             (15)
                                             -------    -------    -------    -------      -------      -------         -------

DECREASE IN CASH AND CASH EQUIVALENTS             --         --         --         --          (12)          --             (12)

Cash and cash equivalents at beginning
  of period                                       --         --         --         --           44           --              44
                                             -------    -------    -------    -------      -------      -------         -------

CASH AND CASH EQUIVALENTS AT END OF
  PERIOD                                     $    --    $    --    $    --    $    --      $    32      $    --         $    32
                                             =======    =======    =======    =======      =======      =======         =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      As of March 31, 2000, the Company's operations are grouped into three segments: USI Bath and Plumbing Products, Lighting Corporation of America and USI Hardware and Tools. The Company completed the disposition of a majority interest in the USI Diversified segment on March 24, 2000. The results of all operations classified as discontinued, are excluded from the table below for all periods presented and are discussed separately under Discontinued Operations.

RESULTS OF OPERATIONS

                                            (IN MILLIONS)                 (IN MILLIONS)
                                          THREE MONTHS ENDED            SIX MONTHS ENDED
                                                MARCH 31,                    MARCH 31,
                                          2000           1999           2000           1999
                                        -------        -------        -------        -------
NET SALES
  Bath and Plumbing Products            $   342        $   294        $   644        $   558
  Lighting Corporation of America           202            195            398            387
  Hardware and Tools                        157            132            248            205
  Diversified                               212            227            414            448
                                        -------        -------        -------        -------
     TOTAL NET SALES                    $   913        $   848        $ 1,704        $ 1,598
                                        =======        =======        =======        =======

OPERATING INCOME
  Bath and Plumbing Products(1)         $    19        $    33        $    44        $    57
  Lighting Corporation of America             8              9             17             20
  Hardware and Tools                         17             12             21             13
  Diversified                                16             24             35             46
                                        -------        -------        -------        -------
                                             60             78            117            136
Corporate expenses                           (5)            (6)            (9)           (11)
                                        -------        -------        -------        -------
     TOTAL OPERATING INCOME             $    55        $    72        $   108        $   125
                                        =======        =======        =======        =======

(1)   Operating income for the three and six months ended
      March 31, 2000 includes a $13 million non-recurring charge.

DISCLOSURE CONCERNING FORWARD-LOOKING STATEMENTS

      All statements, other than statements of historical fact, included in the following Management's Discussion or elsewhere in this Quarterly Report are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include, without limitation, the statements set forth in Outlook, herein. Various economic and competitive factors could cause actual results to differ materially from the expectations reflected in such forward-looking statements, including factors which are outside the control of the Company, such as interest rates, foreign currency exchange rates, instability in domestic and foreign financial markets, consumer spending patterns, availability of consumer and commercial credit, levels of residential and commercial construction, and changes in raw material costs, along with the other factors noted in this Report and in other documents filed by the Company with the Securities and Exchange Commission. In addition, the Company's future results are subject to uncertainties relating to the Company's ability to consummate its business strategy, including realizing market synergies and cost savings from the integration of its acquired businesses. All subsequent written and oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the foregoing factors.

THREE MONTHS ENDED MARCH 31, 2000
COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

INTRODUCTION

      The Company had sales of $913 million and operating income of $55 million for the quarter ended March 31, 2000, compared to sales of $848 million and an operating income of $72 million for the same period in the prior year. Sales increased $65 million (7.7%) and operating income decreased $17 million (23.6%) compared to the second quarter of fiscal 1999. Included in operating income for the quarter ended March 31, 2000, is a $13 million non-recurring charge to close the USI Bath and Plumbing corporate office. Excluding the non-recurring charge, operating income for the quarter ended March 31, 2000, would have been $68 million, a decrease of $4 million (5.5%) compared to the second quarter of fiscal 1999.

      The Bath and Plumbing Products Operations had sales of $342 million and operating income of $19 million for the quarter ended March 31, 2000, an increase of $48 million (16.3%) and a decrease of $14 million (42.4%), respectively, from the second quarter of fiscal 1999. Included in operating income for the quarter ended March 31, 2000, is a $13 million non-recurring charge to close the USI Bath and Plumbing corporate office. Excluding the non-recurring charge, operating income for the quarter ended March 31, 2000, would have been $32 million, a decrease of $1 million (3.0%) compared to the second quarter of fiscal 1999. The increase in sales is mainly due to contributions of Spring Ram acquired in July 1999 and Gatsby Spas acquired in June 1999, combined with continued strength in the U.S. bath and spa businesses. This increase was partially offset by weakness at U.S. Brass and the European HVAC business. Operating income, excluding the restructuring charge, decreased from the prior year due to the weakness at U.S. Brass and the North American and European HVAC businesses. This decrease was partially offset by an increase from the acquisitions of Spring Ram and Gatsby Spas, and continued strength in both the U.S. and European bath and spa businesses.

      The Lighting Products Operations had sales of $202 million and operating income of $8 million for the quarter ended March 31, 2000, an increase of $7 million (3.6%) and a decrease of $1 million (11.1%), respectively, from the second quarter of fiscal 1999. The sales increase is mainly related to the Dual-Lite acquisition in March 1999, partially offset by lost sales from discontinuing an unprofitable residential product line and unfavorable currency translation at the European lighting business. Lower operating income was primarily attributable to losses associated with the discontinued residential product line, partially offset by an improvement at the European lighting business.

      The Hardware and Tools Operations had sales of $157 million and operating income of $17 million for the quarter ended March 31, 2000, increases of $25 million (18.9%) and $5 million (41.7%), respectively, from the second quarter of fiscal 1999. The increase in sales is mainly due to the acquisition of True Temper Hardware in March 1999, partially offset by the lost sales of the ladder business, which was sold in October 1999. Operating income increased due to the True Temper acquisition combined with the realization of synergies of integrating True Temper and Ames.

      The Diversified Operations had sales of $212 million and operating income of $16 million for the quarter ended March 31, 2000, decreases of $15 million (6.6%) and $8 million (33.3%), respectively, from the second quarter of fiscal 1999. The fiscal 2000 results consist of 12 weeks through the March 24, 2000 disposition date, while the prior year period consists of a full 13 weeks. These decreases in sales and operating income were due to decreases at the footwear, textile, shadow mask and vacuum cleaner businesses. These decreases were partially offset by increases at the automotive related businesses which had both sales and operating income increases.

RESTRUCTURING CHARGE

      The new Chief Executive Officer of USI Bath and Plumbing performed a review of the operations of this segment. In January 2000, a decision was made to close the USI Bath and Plumbing corporate office in Dallas, Texas and relocate it to the USI Corporate office in New Jersey. The closing of the USI Bath and Plumbing corporate office resulted in the termination of 30 employees, and vacating the Dallas corporate office. The Company recorded a pre-tax charge of $13 million relating to this decision, which included severance costs of $2 million, lease costs of $9 million for a lease expiring November 2007, and a write-off of $2 million relating to leasehold improvements and other fixed assets.

DISCONTINUED OPERATIONS

      The Company had a loss from discontinued operations of $14 million, net of tax, for the second quarter of the prior year, consisting of the estimated loss on disposal of The Ertl Company, Inc. ("Ertl") of $12 million and a loss from the operations of Ertl of $2 million. Ertl was subsequently disposed in April 1999.

INTEREST AND TAXES

      Interest expense was $22 million for the quarter ended March 31, 2000, a $3 million (15.8%) increase from the comparable period of fiscal 1999. The increase is primarily due to a higher average level of outstanding debt with the average interest rate being similar with the prior year. The increase in debt level is the result of funding acquisitions and the Company's share repurchase program. Interest income was $1 million for both the quarter ended March 31, 2000, and March 31, 1999.

      The provision for income taxes on continuing operations was $21 million for the quarter ended March 31, 2000, on pre-tax income of $56 million (an effective tax rate of approximately 37.5%) compared to a $22 million provision on pre-tax income of $54 million (an effective tax rate of approximately 40.7%) in the comparable period of fiscal 1999. The decrease in the effective tax rate is attributable to continued tax planning.

SIX MONTHS ENDED MARCH 31, 2000
COMPARED TO SIX MONTHS ENDED MARCH 31, 1999

      The Company had sales of $1,704 million and operating income of $108 million for the six months ended March 31, 2000, compared to sales of $1,598 million and an operating income of $125 million for the same period in the prior year. Sales increased $106 million (6.6%) and operating income decreased $17 million (13.6%) compared to the same period of fiscal 1999. Included in operating income for the six months ended March 31, 2000, is a $13 million non-recurring charge to close the USI Bath and Plumbing corporate office. Excluding the non-recurring charge, operating income for the six months ended March 31, 2000, would have been $121 million, a decrease of $4 million (3.2%) compared to the same period of fiscal 1999.

      The Bath and Plumbing Products Operations had sales of $644 million and operating income of $44 million for the six months ended March 31, 2000, an increase of $86 million (15.4%) and a decrease of $13 million (22.8%), respectively, from the same period of fiscal 1999. Included in operating income for the six months ended March 31, 2000, is a $13 million non-recurring charge to close the USI Bath and Plumbing corporate office. Excluding the non-recurring charge, operating income for the six months ended March 31, 2000, would have been $57 million, flat with the same period of fiscal 1999. The increase in sales is mainly due to contributions of Spring Ram acquired in July 1999 and Gatsby Spas acquired in June 1999, combined with continued strength in the U.S. bath and spa businesses. This increase was partially offset by weakness at U.S. Brass and the North American and European HVAC businesses. Operating income increased from the acquisitions of Spring Ram and Gatsby Spas, and continued strength in both the U.S. and European bath and spa businesses. This increase was fully offset by weakness at U.S. Brass and the North American and European HVAC businesses.

      The Lighting Products Operations had sales of $398 million and operating income of $17 million for the six months ended March 31, 2000, an increase of $11 million (2.8%) and a decrease of $3 million (15.0%), respectively, from the same period of fiscal 1999. The sales increase is mainly related to the Dual-Lite acquisition in March 1999. This sales increase was partially offset by lost sales from discontinuing an unprofitable residential product line and unfavorable currency translation at the European lighting business. Lower operating income is primarily attributable to losses associated with the discontinued residential product line, and weaknesses at both the commercial indoor and outdoor lighting businesses. This was partially offset by an improvement at the European lighting business.

      The Hardware and Tools Operations had sales of $248 million and operating income of $21 million for the six months ended March 31, 2000, increases of $43 million (21.0%), and $8 million (61.5%), respectively, from the same period of fiscal 1999. The increase in sales is mainly due to the acquisition of True Temper Hardware in March 1999, partially offset by the lost sales of the ladder business, which was sold in October 1999, and lower sales at Ames. Operating income increased due to the True Temper acquisition combined with the synergies of integrating True Temper and Ames.

      The Diversified Operations had sales of $414 million and operating income of $35 million for the six months ended March 31, 2000, decreases of $34 million (7.6%) and $11 million (23.9%), respectively, from the same period of fiscal 1999. These businesses were sold on March 24, 2000. These decreases in sales and operating income were due to decreases at the footwear, textile, shadow mask and vacuum cleaner businesses. These decreases were partially offset by increases at the automotive related businesses which had both sales and operating income increases.

DISCONTINUED OPERATIONS

      For the six months ended March 31, 1999, the Company had a loss from discontinued operations of $13 million, net of tax, consisting of the estimated loss on disposal of Ertl of $12 million and a loss from the operations of Ertl of $1 million. Ertl was disposed in April 1999.

INTEREST AND TAXES

      Interest expense was $45 million for the six months ended March 31, 2000, a $8 million (21.6%) increase from the comparable period of fiscal 1999. The increase is primarily due to a higher average level of outstanding debt with the average interest rate being similar with the prior year. The increase in debt level is the result of funding acquisitions and the Company's share repurchase program. Interest income was $2 million for both the six months ended March 31, 2000, and March 31, 1999.

      The provision for income taxes on continuing operations was $33 million for the six months ended March 31, 2000, on pre-tax income of $88 million (an effective tax rate of approximately 37.5%) as compared to a $36 million provision on pre-tax income of $90 million (an effective tax rate of approximately 40.0%) in the comparable period of fiscal 1999. The decrease in the effective tax rate is attributable to continued tax planning.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary sources of liquidity and capital resources are cash and cash equivalents, cash provided from operations and available borrowings under the Company's revolving credit facility, commercial paper program, and uncommitted short-term lines of credit.

      Net cash used in operating activities was $123 million for the six months ended March 31, 2000 compared to net cash provided of $61 million for the comparable period of prior year. In the current period, continuing operations used $123 million compared to providing $38 million in the comparable period of the prior year. This change relates primarily to working capital investments due to seasonal cash requirements at the Hardware and Tools and Bath and Plumbing divisions, increased interest payments and timing of tax payments.

      Net cash provided by discontinued operations of $23 million at March 31, 1999, was the result of lower seasonal working capital requirements at The Ertl Company, which was sold in April 1999.

      Net cash provided by investing activities of $374 million for the six months ended March 31, 2000, was primarily comprised of cash proceeds of $421 million received from the sale of a majority interest in the Diversified businesses and the sale of the fire protection, children footwear and ladder operations and $6 million from the sale of excess real estate. This was partially offset by net cash of $45 million used for capital expenditures and $7 million used for acquisitions. In the six months ended March 31, 1999, the Company used net cash of $195 million, which primarily consisted of $168 million used for the acquisitions of True Temper Hardware, Dual-Lite and other smaller acquisitions combined with cash used for capital expenditures of $49 million, offset by $23 million in proceeds from the sale of the Power Systems Segment.

      Net cash used in financing activities was $274 million for the six months ended March 31, 2000. This included repayments of long-term debt and notes in excess of proceeds of $219 million, which resulted mainly from the use of proceeds from the sale of the Diversified businesses. This was partially offset by dividend payments of $9 million, and the purchase of $47 million of the Company's common stock for treasury. In the corresponding period of the prior year, financing activities provided net cash of $137 million, which included proceeds of long-term debt and notes in excess of repayments of $249 million, partially offset by net cash used to purchase $80 million of the Company's common stock for treasury, dividend payments of $10 million and a $22 million payment to settle interest rate protection agreements.

      The Company has a five year revolving line of credit providing for borrowings in both U.S. dollars and foreign currency of up to an aggregate amount of $650 million (the "Credit Agreement"). The revolving credit commitment will be permanently reduced by $150 million in December 2000 and terminates in December 2001. As of March 31, 2000, the Company had $188 million available under this revolving line of credit.

      During fiscal 1999, the Company commenced a $300 million commercial paper program, of which $95 million was outstanding at March 31, 2000. The commercial paper is supported by a $300 million 364-day credit facility (the "Credit Facility") which expires on October 27, 2000.

      At March 31, 2000, the Company had unused availability of approximately $580 million, including approximately $393 million of committed availability under its Credit Agreement and Credit Facility and $187 million under uncommitted lines of credit. The Credit Agreement and Credit Facility contain certain covenant restrictions that limit the amount of indebtedness the Company may incur. At March 31, 2000, the Company could have incurred an additional $387 million in indebtedness under the specified restrictions on the Company's permitted ratio of debt to total capital.

      The Company believes that cash provided by operations and availability under unused credit facilities and commercial paper program will adequately support cash needs for working capital, capital expenditures for existing businesses and future principal payments on outstanding borrowings.

      Total stockholders' equity increased $4 million from September 30, 1999, principally due to Company's six months net income of $55 million, partially offset by $47 million in purchases of the Company's common stock for treasury, and dividends declared of $9 million.

      During the six months ended March 31, 2000, the Company paid approximately $4 million related to its restructuring plans announced in fiscal 1998 and 1999. There have been no material changes in the nature or costs of the restructuring.

      During fiscal 1999, the Board of Directors authorized share repurchase programs aggregating $300 million. In April 2000, the Board of Directors authorized an additional $50 million of share repurchases. As of March 31, 2000, the Company had purchased $237 million, and subsequent to March 31, 2000, the Company purchased an additional $36 million of its common stock for treasury, under the program. Accordingly, to date the Company has purchased $273 million of its common stock. During October 1999, the Company entered into equity instrument contracts that were utilized to purchase approximately $40 million of the Company's common stock. At the discretion of the Company, such contracts can be settled by the Company in cash, shares or a combination of both, at anytime prior to October 20, 2000. Share repurchases are made at prices deemed acceptable to management. The repurchase program has been and will continue to be, funded from cash provided from operations, proceeds received from the sale of a majority interest in the Diversified businesses and available borrowings under the Company's existing credit facilities.

      The Company anticipates to make a purchase price contingency payment in June 2000 relating to the Spear & Jackson acquisition that occurred in December 1997. Based on the current value of the Company's stock, it is anticipated that this payment will not exceed (pound sterling)47 million.

      In August 1999, the Company's shelf registration statement on Form S-3 filed with the Commission in order to register $600 million in debt securities became effective. The Company expects to issue debt securities covered by this registration statement in the future, subject to market conditions.

      On March 24, 2000, in two separate transactions (the "Diversified Transactions"), the Company completed the previously-announced disposition of a majority equity interest in its Diversified group to Automotive Interior Products LLC ("AIP"), a Citicorp Venture Capital portfolio company.

      In one of the transactions, the Company disposed of the following subsidiaries to AIP, which are now held by Strategic Industries, LLC ("SILLC"):
Atech Turbine Components, Inc.; Bearing Inspection, Inc.; BiltBest Products, Inc.; EJ Footwear Corp., including Georgia Boot Inc. and Lehigh Safety Shoe Co.; Garden State Tanning Inc.; Huron Inc.; Jade Holdings Pte Ltd, including Jade Technologies Singapore Ltd and FSM Europe B.V.; Leon Plastics Inc.; Native Textiles Inc.; and SCF Industries, Inc. The Company received gross cash proceeds of $198 million and approximately $205 million aggregate principal amount of 12% increasing rate senior notes due 2007 issued by SILLC (the "Senior Notes"), and, in addition, SILLC assumed approximately $8 million of existing bank debt. The Company also retained a preferred equity interest having a stated value of approximately $19.5 million and a 17.7% common equity interest in SILLC. The purchase price will be subject to a post-closing working capital adjustment. The Company has the right to market and sell the Senior Notes commencing six months after the closing. The Company recorded the Senior Notes at its fair market value, at March 24, 2000.

      In the other transaction, Rexair, Inc. ("Rexair"), which manufactures "Rainbow" brand vacuum cleaners, sold newly issued shares to SILLC representing, after issuance, 75% of the equity interest in Rexair. The Company received approximately $195 million in cash and retained a 25% direct equity interest in Rexair. As part of the Rexair transaction, the Company guaranteed Rexair's new $200 million credit facility (the "Rexair Facility"), which is scheduled to mature on the fifth anniversary of the closing. However, Rexair is primarily responsible for the repayment of indebtedness under the Rexair Facility. The Rexair Facility provides that all Rexair free cash flow, as defined, must be used to repay the outstanding balance of the Rexair Facility. At March 31, 2000, the outstanding balance on the Rexair Facility was approximately $182 million. As a result of the Rexair transaction, the Company recorded a deferred gain of approximately $45 million, which will be deferred until the release of the guarantee of the Rexair Facility. The Company's 25% share of the net liabilities of Rexair amounting to $38 million and the deferred gain of $45 million are included in the balance sheet caption "other liabilities".

      On May 4, 2000, the Company announced that it hired Compass Partners International, LLC as its financial advisor to assist in reviewing strategic alternatives for Lighting Corporation of America ("LCA"), including a possible sale. LCA, the Company's lighting segment, manufacturers and distributes a complete line of indoor and outdoor lighting for the commercial, institutional and residential markets.

OUTLOOK

      The Company anticipates, assuming a continuation of the current economic trends, that fiscal 2000 earnings should be in the range of $1.40 to $1.50 per diluted share from continuing operations, excluding unusual items.

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

      To manage exposure to interest rate movements the Company uses interest rate protection agreements. Based on the Company's overall exposure to interest rate changes, a hypothetical change of 100 basis points across all maturities of the Company's floating rate debt obligations, after considering interest rate protection agreements, would decrease the Company's pre-tax earnings in fiscal 2000 by approximately $7 million.

      The Company utilized foreign currency-denominated borrowings to selectively hedge its net investments in subsidiaries in foreign countries. These borrowings at March 31, 2000 are denominated in German marks, British pounds and Dutch guilders. The Company estimates that a 10% change in the relevant currency exchange rates is estimated to have an impact of $29 million on the fair value of such borrowings. This quantification of the Company's exposure to the market risk of foreign exchange sensitive financial instruments is necessarily limited, as it does not take into account the offsetting impact of the Company's underlying investment exposures.

      The Company is also exposed to foreign currency exchange risk related to its international operations as well as its U.S. businesses, which import or export goods. The Company has made limited use of financial instruments to manage this risk.

PART II. OTHER INFORMATION.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on February 3, 2000. At the meeting:

1. The following persons were elected as Directors of the Company in Class II to serve until the 2003 Annual Meeting and until their successors are elected and qualified:

NAME                             VOTES FOR             VOTES WITHHELD

William E. Butler                70,859,112               364,983
The Hon. Charles H. Price, II    70,840,860               383,235
Royall Victor, III               70,849,009               375,086

The terms of Directors of the Company in Class I and Class III will continue until the 2002 and 2001 Annual Meetings of Stockholders, respectively.

2. The U.S. Industries, Inc. 2000 Annual Performance Incentive Plan was approved by the stockholders, as follows:

Votes For:                       70,011,893
Votes Against:                    1,111,519
Abstentions:                        100,683

3. The U.S. Industries, Inc. 2000 Stock Option Plan was approved by the stockholders, as follows:

Votes For:                       65,082,081
Votes Against:                    5,778,267
Abstentions:                        363,747

4. Amendment Number Two to the Amended U.S. Industries, Inc. Stock Option Plan was approved by the stockholders, as follows:

Votes For:                       58,132,711
Votes Against:                    5,497,100
Abstentions:                        285,470

5. Amendment Number Two to the U.S. Industries, Inc. Restricted Stock Plan was approved by the stockholders, as follows:

Votes For:                       58,653,059
Votes Against:                    4,977,709
Abstentions:                        284,513

6. The selection of Ernst & Young LLP as the Company's independent auditors for the fiscal year ended September 30, 2000 was ratified by the stockholders, as follows:

Votes For:                       71,067,016
Votes Against:                      106,881
Abstentions:                         50,197

The names of the Class I and Class III directors, and detailed descriptions of the U.S. Industries, Inc. 2000 Annual Performance Incentive Plan, U.S. Industries, Inc. 2000 Stock Plan, Amended U.S. Industries, Inc. Stock Option Plan and the U.S. Industries, Inc. Restricted Stock Plan are included in, and are incorporated by reference to, the Company's definitive proxy statement for its 2000 Annual Meeting of Stockholders, which was filed with the Commission on December 29, 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

           27.1      Financial Data Schedule*

(b)   Reports on Form 8-K

      The Company filed a current report on Form 8-K on January 19, 2000, under
      Item 5 relating to the proposed sale of the Company's Diversified businesses and the sale of the Company's fire protection operations. No financial statements were filed.

*     Filed herewith.

--------------------

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 U.S. INDUSTRIES, INC.

Date: May 12, 2000               By: /s/ John W. Dean III
                                     -------------------------------
                                     John W. Dean III
                                     Vice President,
                                     Chief Financial Officer and Treasurer
                                     (Principal Financial Officer)


                                     /s/ Nicola Rossi
                                     -------------------------------
                                     Nicola Rossi
                                     Corporate Controller
                                     (Principal Accounting Officer)