Form 10-Q
period 2000-07-01
US INDUSTRIES INC /DE
filed 2000-08-11
CIK 1056874

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the quarterly period ended July 1, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes X   No
   ---
As of August 1, 2000, U.S. Industries, Inc. had one class of common stock, of which 76,839,708 shares were outstanding.

                              U.S. INDUSTRIES, INC.

                                      INDEX


                                                                               Page
                                                                                No.
                                                                               ----
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Consolidated Condensed Statements of Operations
                 for the Three and Nine Months Ended June 30, 2000 and 1999..... 1

                 Consolidated Condensed Balance Sheets, June 30, 2000
                 and September 30, 1999......................................... 2

                 Consolidated Condensed Statements of Cash Flows
                 for the Nine Months Ended June 30, 2000 and 1999............... 3

                 Notes to Consolidated Condensed Financial Statements........... 4

         Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations .....................................19

         Item 3. Quantitative and Qualitative Disclosures About
                 Market Risk ...................................................24

PART II. OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K...............................25

SIGNATURES......................................................................26


PART I.  FINANCIAL INFORMATION.

ITEM 1.  FINANCIAL STATEMENTS.


                              U.S. INDUSTRIES, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                       (IN MILLIONS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                JUNE 30,               JUNE 30,
                                                               --------                --------
                                                           2000        1999        2000        1999
                                                          -------     -------     -------     -------
Net Sales                                                 $   729     $   915     $ 2,433     $ 2,513
Operating costs and expenses:
 Cost of products sold                                        489         642       1,674       1,762
 Selling, general and administrative expenses                 168         191         566         544
 Non-recurring charges                                         --           1          13           1
                                                          -------     -------     -------     -------
Operating income                                               72          81         180         206

Interest expense                                               20          20          65          57
Interest income                                                (8)         (1)        (10)         (3)
Gain on sale of Diversified businesses                         --          --         (24)         --
Equity earnings in investee                                    (1)         --          (1)         --
Other expense (income), net                                     2          (9)          3          (9)
                                                          -------     -------     -------     -------
Income before income taxes and discontinued operations         59          71         147         161
Provision for income taxes                                     24          26          57          62
                                                          -------     -------     -------     -------
Income from continuing operations                              35          45          90          99
Loss from discontinued operations, net of tax                  --          --          --         (13)
                                                          -------     -------     -------     -------
Net Income                                                $    35     $    45     $    90     $    86
                                                          -------     -------     -------     -------
                                                          -------     -------     -------     -------

Earnings per basic share:
 Income from continuing operations                        $  0.44     $  0.50     $  1.08     $  1.05
 Loss from discontinued operations                             --          --          --       (0.13)
                                                          -------     -------     -------     -------
 Net income                                               $  0.44     $  0.50     $  1.08     $  0.92
                                                          -------     -------     -------     -------
                                                          -------     -------     -------     -------

Earnings per diluted share:
 Income from continuing operations                        $  0.44     $  0.49     $  1.06     $  1.03
 Loss from discontinued operations                             --          --          --       (0.13)
                                                          -------     -------     -------     -------

 Net income                                               $  0.44     $  0.49     $  1.06     $  0.90
                                                          -------     -------     -------     -------
                                                          -------     -------     -------     -------
Cash dividend declared per share                          $  0.05     $  0.05     $  0.15     $  0.15
                                                          -------     -------     -------     -------
                                                          -------     -------     -------     -------



            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                              U.S. INDUSTRIES, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (IN MILLIONS)


                                                   JUNE 30,     SEPTEMBER 30,
                                                    2000           1999
                                                   ------         ------
                                                 (UNAUDITED)
                     ASSETS

Current assets:
 Cash and cash equivalents                         $   35         $   58
 Trade receivables, net                               549            667
 Inventories                                          513            631
 Deferred income taxes                                 63             68
 Other current assets                                  57             67
                                                   ------         ------
  Total current assets                              1,217          1,491

Property, plant and equipment, net                    437            597
Deferred income taxes                                  --              6
Other assets                                          394            185
Goodwill, net                                         654            749
                                                   ------         ------
                                                   $2,702         $3,028
                                                   ------         ------
                                                   ------         ------

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Notes payable                                     $   32         $   33
 Current maturities of long-term debt                 223             15
 Trade accounts payable                               214            278
 Accrued expenses and other liabilities               223            302
 Income taxes payable                                  25             29
                                                   ------         ------
  Total current liabilities                           717            657

Long-term debt                                        885          1,219
Deferred income taxes                                  10             --
Other liabilities                                     271            232
                                                   ------         ------
  Total liabilities                                 1,883          2,108
Commitments and contingencies
Stockholders' equity                                  819            920
                                                   ------         ------
                                                   $2,702         $3,028
                                                   ------         ------
                                                   ------         ------



            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                              U.S. INDUSTRIES, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (IN MILLIONS-UNAUDITED)



                                                                           NINE MONTHS ENDED
                                                                                JUNE 30,
                                                                           2000         1999
                                                                          -------     -------
OPERATING ACTIVITIES:

 Income from continuing operations                                        $    90     $    99
 Adjustments to reconcile income from continuing operations to net cash
  (used in) provided by operating activities of continuing operations:
    Depreciation and amortization                                              75          72
    Provision for doubtful accounts                                             4           3
    Provision for deferred income taxes                                         2          --
    Non-recurring charges                                                       2          --
    Gain on sale of excess real estate                                         (3)         (9)
    Gain on sale of businesses                                                (24)         --
    Equity earnings in investee                                                (1)         --
  Changes in operating assets and liabilities,
    excluding the effects of acquisitions and dispositions                   (194)        (73)
                                                                          -------     -------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES OF
 CONTINUING OPERATIONS                                                        (49)         92
                                                                          -------     -------
Loss from discontinued operations                                              --         (13)
Decrease in net assets held for disposition                                    --          36
                                                                          -------     -------
NET CASH PROVIDED BY DISCONTINUED OPERATIONS                                   --          23
                                                                          -------     -------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                           (49)        115
                                                                          -------     -------
INVESTING ACTIVITIES:
 Proceeds from sale of businesses                                             404         118
 Acquisition of companies, net of cash acquired                               (78)       (212)
 Purchases of property, plant and equipment                                   (59)        (75)
 Proceeds from sale of excess real estate                                       6          16
 Proceeds from sales of  property, plant and equipment                          1           2
 Collection of note                                                            --           1
 Other investing activities, net                                               (2)         (1)
                                                                          -------     -------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                           272        (151)
                                                                          -------     -------
FINANCING ACTIVITIES:
 Proceeds from long-term debt                                               2,480       1,745
 Repayment of long-term debt                                               (2,565)     (1,437)
 Proceeds from (repayment of) notes payable, net                                1          (1)
 Proceeds from exercise of stock options                                        2           3
 Purchase of treasury stock                                                  (143)       (128)
 Payment of dividends                                                         (12)        (14)
 Payment to settle interest rate lock agreements                               --         (22)
                                                                          -------     -------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                          (237)        146

Effect of exchange rate changes on cash and cash equivalents                   (9)         (8)
                                                                          -------     -------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                              (23)        102

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                               58          44
                                                                          -------     -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $    35     $   146
                                                                          -------     -------
                                                                          -------     -------



            SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                              U.S. INDUSTRIES, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

NOTE 1-BASIS OF PRESENTATION

         U.S. Industries, Inc. ("USI" and, together with its subsidiaries, the "Company") manufactures and distributes a broad range of building and home products and consumer products through three operating divisions: USI Bath and Plumbing Products, Lighting Corporation of America and USI Hardware and Tools. The Company completed the disposition of a majority equity interest in its Diversified segment, by means of two separate transactions, on March 24, 2000 (see Note 9). Subsequent to March 24, 2000, the Company accounts for its retained interest in its Diversified segment under the equity method of accounting. The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, Article 10 of Regulation S-X and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial data for the three and nine months ended June 30, 2000 and 1999 are unaudited and, in the opinion of management, reflect all necessary adjustments for a fair presentation of the financial position and results of operations for the interim periods on a consistent basis. Such adjustments were of a normal and recurring nature. The results of operations for the three and nine month periods ended June 30, 2000 are not necessarily indicative of those for the full fiscal year ending September 30, 2000. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1999.

         The Company's fiscal year ends on the Saturday nearest to September 30. All three and nine month data contained in this report reflect results of operations for the 13-week periods and 39-week periods ended on the Saturday closest to June 30, 2000 and 1999, respectively, but are presented as of June 30 for convenience.

NOTE 2-INVENTORIES

         Inventories consist of the following:



                                      (IN MILLIONS)
                                  JUNE 30,    SEPTEMBER 30,
                                   2000           1999
                                   -----         -----
                                (UNAUDITED)
         Finished products         $ 267         $ 301
         Work-in process              74           115
         Raw materials               172           215
                                   -----         -----
                                   $ 513         $ 631
                                   -----         -----
                                   -----         -----


                              U.S. INDUSTRIES, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2000

NOTE 3-LONG-TERM DEBT

       Long-term debt consists of the following:



                                                                      (IN MILLIONS)
                                                                JUNE 30,      SEPTEMBER 30,
                                                                --------      -------------
                                                                 2000            1999
                                                               -------          -------
                                                              (UNAUDITED)
         7.125% Senior Notes, net                              $   249          $   248
         7.25% Senior Notes, net                                   123              123
         Revolving credit facility, US dollar                      200              300
         Revolving credit facility, foreign currencies             247              279
         Commercial paper                                          259              167
         Other short-term borrowings                                11               55
         Other long-term debt                                       19               62
                                                               -------          -------
                                                                 1,108            1,234
         Less current maturities                                  (223)             (15)
                                                               -------          -------
         Long-term debt                                        $   885          $ 1,219
                                                               =======          =======



         The 7.25% Notes and the 7.125% Notes (collectively, the "Notes"), along with the Credit Agreement and Credit Facility described below, are joint and several obligations of USI, USI Global Corp. ("USI Global") and USI American Holdings, Inc. ("USIAH"), and are guaranteed by USI Atlantic Corp. ("USI Atlantic") (see Note 10). USI Global and USI Atlantic are wholly-owned subsidiaries of USI. USIAH is a wholly-owned subsidiary of USI Atlantic. The Notes are unsecured but the indentures place restrictions on liens and subsidiary indebtedness.

         The Company maintains a five year revolving line of credit providing for borrowings in both US dollars and foreign currency of up to an aggregate amount of $650 million (the "Credit Agreement"). The revolving credit commitment will be permanently reduced by $150 million in December 2000 and terminates in December 2001. As of June 30, 2000, the Company had $203 million available under this revolving line of credit.

         During fiscal 1999, the Company commenced a $300 million commercial paper program, of which $259 million was outstanding at June 30, 2000. The commercial paper is supported by a $300 million 364-day credit facility (the "Credit Facility") which expires on October 27, 2000.

         At June 30, 2000, the Company had unused availability of approximately $468 million, including approximately $244 million of committed availability under its Credit Agreement and Credit Facility and $224 million under uncommitted lines of credit. The Credit Agreement and the Credit Facility contain certain covenant restrictions that limit the amount of indebtedness the Company may incur. At June 30, 2000, the Company could have incurred an additional $130 million in indebtedness under the specified restrictions on the Company's permitted ratio of debt to total capital.

NOTE 4-COMMITMENTS AND CONTINGENCIES

         The Company is subject to a wide range of environmental protection laws. The Company has remedial and investigatory activities underway at approximately 26 sites. In addition, the Company has been named as a Potentially Responsible Party ("PRP") at 11 "Superfund" sites pursuant to the Comprehensive Environmental Response Compensation and Liability Act of 1980 or comparable statutes.

         It is often difficult to estimate the future impact of environmental matters, including potential liabilities. The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. This practice is followed whether the claims are asserted or unasserted. Reserves for estimated losses from environmental remediation are, depending on the site, based primarily upon internal or third party environmental studies, and estimates as to the number, participation level and financial viability of any other PRP, to the extent of contamination and the nature of required remedial actions. Such reserves are adjusted as further information

                              U.S. INDUSTRIES, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2000

NOTE 4-COMMITMENTS AND CONTINGENCIES (CONTINUED)

develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present fair value. Recoveries of environmental remediation costs from other parties are recognized as assets when their receipt is deemed probable. Management expects that the amount accrued will be paid out over the periods of remediation for the applicable sites which range up to 30 years and that all such reserves are adequate based on all current data. Each of the sites in question is at various stages of investigation or remediation; however, no information currently available reasonably suggests that projected expenditures associated with remedial action or compliance with environmental laws, for any single site or for all sites in the aggregate, will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

         At June 30, 2000, the Company had accrued $11 million for known environmental related matters. The Company believes that the range of liability for such matters is between $3 million and $15 million.

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

         During October 1999, the Company entered into equity instrument contracts that were utilized to purchase approximately $40 million of its common stock. At the discretion of the Company, such contracts can be settled in cash, shares or a combination of both, at anytime prior to October 20, 2000.

         In June 2000, upon expiration of the contingency period related to the December 1997 acquisition of Spear & Jackson plc ("S&J"), the Company made an additional cash payment of (pound sterling) 47 million ($71 million), to the former owners of S&J. A portion of the contingent cash payment ($36 million) was recorded as an adjustment to stockholders' equity as it was based upon the market value of the Company's common stock price at the end of the contingency period, and the remainder of the cash payment ($35 million) was recorded as additional goodwill as it related to the settlement of additional contingent consideration. Further, the Company repurchased all of its common stock held by the former owners of S&J for $44 million. The Company is reviewing the recoverability of the S&J goodwill and expects such analysis to be completed during the fourth quarter of fiscal 2000.

                              U.S. INDUSTRIES, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2000

NOTE 5-SEGMENT DATA

         The results of the Diversified segment are included until the March 24, 2000 disposal date, after which the Company's proportionate share of earnings from the Diversified segment is recorded as equity earnings under the equity method of accounting.

         The following table presents information about the Company by segment.


                                                 (IN MILLIONS)                             (IN MILLIONS)
                                        FOR THE THREE MONTHS ENDED JUNE 30,     FOR THE NINE MONTHS ENDED JUNE 30,
                                       ----------------------------------------------------------------------------
                                        2000      1999      2000      1999      2000      1999      2000      1999
                                       ------    ------    ------    ------    ------    ------    ------    ------
                                           NET SALES       OPERATING INCOME       NET SALES        OPERATING INCOME
                                       ----------------    ----------------    ----------------    ----------------
Business Segments:
 Bath and Plumbing Products (1)        $  389    $  353    $   52    $   47    $1,033    $  911    $   96    $  104
 Lighting Corporation of America (2)      204       204         9        12       602       591        26        32
 Hardware and Tools                       136       155        15        15       384       360        36        28
 Diversified (3)                           --       203        --        13       414       651        35        59
                                       ------    ------    ------    ------    ------    ------    ------    ------
  Totals                               $  729    $  915        76        87    $2,433    $2,513       193       223
                                       ------    ------                        ------    ------
                                       ------    ------                        ------    ------

Corporate expenses                                             (4)       (6)                          (13)      (17)
                                                          -------    ------                        ------    ------
  Total Operating Income                                       72        81                           180       206
Interest expense                                               20        20                            65        57
Interest income                                                (8)       (1)                          (10)       (3)
Gain on sale of Diversified businesses                         --        --                           (24)       --
Equity earnings in investee                                    (1)       --                            (1)       --
Other expense (income), net                                     2        (9)                            3        (9)
                                                            -----     -----                         -----     -----
Income before income taxes                                     59        71                           147       161
Provision for income taxes                                     24        26                            57        62
                                                            -----     -----                         -----     -----
Income from continuing operations                           $  35     $  45                         $  90     $  99
                                                            -----     -----                         -----     -----
                                                            -----     -----                         -----     -----



(1) Operating income for the nine months ended June 30, 2000 includes a $13 million restructuring charge.

(2) Operating income for the three and nine months ended June 30, 2000 includes $3 million and $4 million, respectively, of losses and exit costs associated with the discontinuance of an unprofitable residential product line. Operating income for the three and nine months ended June 30, 1999 includes $1 million of severance related charges.

(3) Operating income for the three and nine months ended June 30, 1999 includes $12 million and $14 million, respectively, of restructuring and other unusual costs.

         On May 4, 2000, the Company announced that it engaged Compass Partners International, LLC as its financial advisor to assist in reviewing strategic alternatives for Lighting Corporation of America ("LCA"), including a possible sale. LCA, which constitutes the Company's entire lighting segment, manufacturers and distributes a complete line of indoor and outdoor lighting for the commercial, institutional and residential markets. Its major brand names include Architectural Area Lighting, Columbia, Dual-Lite, Prescolite, Moldcast, Spaulding, Kim, Progress and SiTeco.

                              U.S. INDUSTRIES, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2000

NOTE 6-COMPREHENSIVE INCOME

         The components of the Company's comprehensive income were as follows:


                                                  (IN MILLIONS - UNAUDITED)
                                           THREE MONTHS ENDED     NINE MONTHS ENDED
                                                 JUNE 30,             JUNE 30,
                                             2000       1999       2000       1999
                                             ----       ----       ----       ----
Net income                                   $ 35       $ 45       $ 90       $ 86
                                             ----       ----       ----       ----
Foreign currency translation:
 Foreign currency translation adjustment
  arising during period                        (7)        (2)       (15)       (18)
 Plus: reclassification adjustment for
  translation realized in net income           --         --          3         --
                                             ----       ----       ----       ----
  Net currency translation adjustment          (7)        (2)       (12)       (18)
                                             ----       ----       ----       ----
Comprehensive income                         $ 28       $ 43       $ 78       $ 68
                                             ----       ----       ----       ----
                                             ----       ----       ----       ----



NOTE 7-EARNINGS PER SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculation:



                                                   (IN MILLIONS EXCEPT PER SHARE DATA)
                                                              (UNAUDITED)

                                  INCOME FROM                           INCOME FROM
                                  CONTINUING               PER SHARE    CONTINUING              PER SHARE
                                  OPERATIONS     SHARES      AMOUNT     OPERATIONS     SHARES    AMOUNT
                                  ----------   ----------  ---------    -----------  ---------  ---------
                                       FOR THE THREE MONTHS ENDED            FOR THE NINE MONTHS ENDED
                                             JUNE 30, 2000                         JUNE 30, 2000
                                  -----------------------------------   ---------------------------------
Earnings per basic share           $   35         80.4      $  0.44       $  90         83.3     $  1.08
Effect of dilutive securities
   Stock options                                   0.4                                   0.4
   Nonvested restricted stock                      0.4                                   0.8
Equity instrument contract                         0.3                                   0.4
                                  ----------   ----------  ---------    -----------  ---------  ---------
Earnings per diluted share         $   35         81.5      $  0.44       $  90         84.9     $  1.06
                                  ----------   ----------  ---------    -----------  ---------  ---------
                                  ----------   ----------  ---------    -----------  ---------  ---------



                                    FOR THE THREE MONTHS ENDED              FOR THE NINE MONTHS ENDED
                                          JUNE 30, 1999                           JUNE 30, 1999
                                   --------------------------------       ------------------------------
Earnings per basic share           $   45         90.2     $   0.50       $  99        93.9    $   1.05
Effect of dilutive securities
   Stock options                                   0.8                                  0.7
   Nonvested restricted stock                      1.1                                  1.1
                                   ------         ----     --------       -----        ----    --------
Earnings per diluted share         $   45         92.1     $   0.49       $  99        95.7    $   1.03
                                   ------         ----     --------       -----        ----    --------
                                   ------         ----     --------       -----        ----    --------


                              U.S. INDUSTRIES, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2000

NOTE 7-EARNINGS PER SHARE (CONTINUED)

         Diluted common shares include shares that would be outstanding assuming the fulfillment of conditions that would remove the restriction on nonvested shares and the exercise of stock options. Options to purchase approximately 2.5 million shares in the three and nine months ended June 30, 2000, and options to purchase approximately 1.2 million and 1.3 million shares in the three and nine months ended June 30, 1999, respectively, were not included in the computation of earnings per share because the options' exercise prices exceeded the average market price of the common shares for those periods.

NOTE 8- RESTRUCTURING CHARGES

         In January 2000, a decision was made to close the USI Bath and Plumbing corporate office in Dallas, Texas and relocate it to the USI Corporate office in New Jersey. The closing of the USI Bath and Plumbing corporate office resulted in the termination of 30 employees and vacating the Dallas corporate office. The Company recorded a pre-tax charge of $13 million relating to this decision, which included severance costs of $2 million, lease costs of $9 million for a lease expiring November 2007, and a write-off of $2 million relating to leasehold improvements and other fixed assets.

The accrued liabilities relating to the cash restructuring charge is detailed as follows:


                                                          (IN MILLIONS - UNAUDITED)
                                                  LEASE AND
                                                   CONTRACT     SEVERANCE
                                                   RELATED     AND RELATED     TOTAL
                                                   COSTS         COSTS         COSTS
                                                 ----------    ----------    ---------
Balance at September 30, 1999                    $       3     $       5     $       8
 Cash payments                                          (2)           (4)           (6)
 Reserves of Diversified companies sold                --             (1)           (1)
 Fiscal 2000 charge                                      9             2            11
                                                 ----------    ----------    ---------
Balance at June 30, 2000                         $      10     $       2     $      12
                                                 ----------    ----------    ---------
                                                 ----------    ----------    ---------



         Approximately $5 million of the reserve is included in the balance sheet caption "accrued expenses and other liabilities", while the remaining $7 million is recorded in the balance sheet caption "other liabilities".

         The Company expects the remaining cash charges of $12 million to be paid by the respective lease termination dates and over the periods provided by severance agreements.

NOTE 9- DISPOSITION OF BUSINESSES AND DISCONTINUED OPERATIONS

         On March 24, 2000, in two separate transactions (the "Diversified Transactions"), the Company completed the previously announced disposition of a majority equity interest in its Diversified group to Automotive Interior Products LLC ("AIP"), a Citicorp Venture Capital portfolio company. The consideration for the Diversified Transactions included a combination of cash and notes.

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

                              U.S. INDUSTRIES, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2000

NOTE 9- DISPOSITION OF BUSINESSES AND DISCONTINUED OPERATIONS (CONTINUED)

         The Company received gross cash proceeds of $198 million and approximately $205 million aggregate principal amount of 12% increasing rate senior notes due 2007 issued by SILLC (the "Senior Notes"), and, in addition, SILLC assumed approximately $8 million of existing bank debt. The Company also retained a preferred equity interest having a stated value of approximately $19.5 million and a 17.7% common equity interest in SILLC. The purchase price is subject to a post-closing working capital adjustment. As a result of this transaction, for the quarter ended March 31, 2000, the Company recorded a pre-tax gain of $24 million ($15 million after-tax).

         In the other transaction, Rexair, Inc. ("Rexair"), which manufactures "Rainbow" brand vacuum cleaners, sold newly issued shares to SILLC representing, after issuance, 75% of the equity interest in Rexair. The Company received approximately $195 million in cash and retained a 25% direct equity interest in Rexair.

         As part of the Rexair transaction, the Company guaranteed Rexair's new $200 million credit facility (the "Rexair Facility"), which is scheduled to mature on the fifth anniversary of the closing. However, Rexair is primarily responsible for the repayment of indebtedness under the Rexair Facility. The Rexair Facility provides that all Rexair free cash flow, as defined, must be used to repay the outstanding balance of the Rexair Facility. At June 30, 2000, the outstanding balance on the Rexair Facility was approximately $186 million. As a result of the Rexair transaction, the Company recorded a deferred gain of approximately $45 million, which will be deferred until the release of the guarantee of the Rexair Facility. The Company's 25% share of the net liabilities of Rexair amounting to $38 million and the deferred gain of $45 million are included in the balance sheet caption "other liabilities".

         The Company's retained interest in SILLC and Rexair is accounted for under the equity method of accounting subsequent to the March 24, 2000 disposal date. For the quarter ended June 30, 2000, the Company recorded equity earnings in investee of approximately $1 million.

         In the second quarter of fiscal 2000, the Company sold its fire protection businesses. The cash consideration paid for these businesses totaled approximately $23 million, which approximated its carrying value.

         During the first quarter of fiscal 2000, the Company disposed of assets relating to its ladder operations and the infant and children footwear operation. The total proceeds of these separate transactions were $17 million, which approximated its carrying value. The Company has retained certain liabilities of the ladder and footwear operations.

         In the second quarter of fiscal 1999, the Company adopted a formal plan to dispose of The Ertl Company, Inc. ("Ertl"), which was sold in April 1999 for gross proceeds of approximately $95 million, which resulted in a net-of-tax loss of $13 million. In addition, for the nine months ended June 30, 1999, the Company recorded a loss from the operations of Ertl of $1 million. The results of Ertl have been reclassified as discontinued operations for all periods presented.

         During April 1999, the Company completed the sale of its investment in Teardrop Golf. The Company realized a $1 million net-of-tax gain from the sale.

                              U.S. INDUSTRIES, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2000

NOTE 10-SUPPLEMENTAL JOINT ISSUER AND GUARANTOR FINANCIAL INFORMATION

         The following represents the supplemental consolidating condensed financial statements of USI, USI Global and USIAH which are the jointly obligated issuers of the Notes, and USI Atlantic, which is the guarantor of the Notes, and their non-guarantor subsidiaries, as of June 30, 2000 and September 30, 1999 and for the three and nine months ended June 30, 2000 and 1999. Separate consolidated financial statements of USI, USI Global, USI Atlantic and USIAH are not presented, as management has determined that they would not be material to investors.


                                                                        (IN MILLIONS - UNAUDITED)
                                                                 FOR THE THREE MONTHS ENDED JUNE 30, 2000
                                                  -----------------------------------------------------------------------------
                                                           USI       USI              NONGUARANTOR
                                                   USI    GLOBAL   ATLANTIC   USIAH   SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                                  ------  ------   --------   ------  ------------  ------------   ------------
Net Sales                                         $  --   $   --    $  --     $  --      $ 729         $   --        $ 729
Operating costs and expenses:
  Cost of products sold                              --       --       --        --        489             --          489
  Selling, general and administrative expenses        6       (1)      --        --        163             --          168
                                                  -----   ------    -----     -----      -----         ------        -----
Operating income (loss)                              (6)       1       --        --         77             --           72

Interest expense                                     10        9       --        --          1             --           20
Interest income                                      (7)      --       --        --         (1)            --           (8)
Intercompany interest (income) expense, net          (4)     (10)      --        --         14             --           --
Other (income) expense, net                          --       --       --        --          2             --            2
Other intercompany (income) expense                  --       15       --       (15)        --             --           --
Equity in earnings of investees, net                (38)     (24)      (9)       --         --             70           (1)
                                                  -----   ------    -----     -----      -----         ------        -----
Income before income taxes                           33       11        9        15         61            (70)          59

Provision (benefit) for income taxes                 (2)      (6)      --         6         26             --           24
                                                  -----   ------    -----     -----      -----         ------        -----
Net income (loss)                                 $  35    $  17    $   9     $   9      $  35         $  (70)       $  35
                                                  -----   ------    -----     -----      -----         ------        -----
                                                  -----   ------    -----     -----      -----         ------        -----


                              U.S. INDUSTRIES, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2000

NOTE 10-SUPPLEMENTAL JOINT ISSUER AND GUARANTOR FINANCIAL INFORMATION
(CONTINUED)


                                                                        (IN MILLIONS - UNAUDITED)
                                                                 FOR THE NINE MONTHS ENDED JUNE 30, 2000
                                                  -----------------------------------------------------------------------------
                                                           USI       USI              NONGUARANTOR
                                                   USI    GLOBAL   ATLANTIC   USIAH   SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                                  ------  ------   --------   ------  ------------  ------------   ------------
Net Sales                                        $    --   $  --    $   --     $  --     $ 2,433       $  --         $ 2,433
Operating costs and expenses:
 Cost of products sold                                --      --        --        --       1,674          --           1,674
 Selling, general and administrative expenses         15      (1)       --        --         552          --             566
 Non-recurring charges                                --      --        --        --          13          --              13
                                                 -------   ------   ------     ------     -------     -------        -------
Operating income (loss)                              (15)      1        --        --         194          --             180

Interest expense                                      30      31        --        --           4          --              65
Interest income                                       (7)     --        --        --          (3)         --             (10)
Intercompany interest (income) expense, net          (10)    (42)       --        --          52          --              --
Gain on sale of Diversified businesses                --      --        --        --         (24)         --             (24)
Other (income) expense, net                           --      --        --        --           3          --               3
Management fee (income) expense                      (15)     --        --        --          15          --              --
Other intercompany (income) expense                   --      46        --       (46)         --          --              --
Equity in earnings of investees, net                 (98)    (76)      (28)       --          --         201              (1)
                                                 -------   ------   ------     ------     -------     -------        -------

Income before income taxes                            85      42        28        46         147        (201)            147

Provision (benefit) for income taxes                  (5)    (14)       --        18          58          --              57
                                                 -------   ------   ------     ------     -------     -------        -------

Net income (loss)                                $    90   $  56    $   28     $  28     $    89       $(201)        $   90
                                                 -------   ------   ------     ------     -------     -------        -------
                                                 -------   ------   ------     ------     -------     -------        -------


                              U.S. INDUSTRIES, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2000

NOTE 10-SUPPLEMENTAL JOINT ISSUER AND GUARANTOR FINANCIAL INFORMATION
(CONTINUED)


                                                                        (IN MILLIONS - UNAUDITED)
                                                                 FOR THE THREE MONTHS ENDED JUNE 30, 1999
                                                  -----------------------------------------------------------------------------
                                                           USI       USI              NONGUARANTOR
                                                   USI    GLOBAL   ATLANTIC   USIAH   SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                                  ------  ------   --------   ------  ------------  ------------   ------------
Net Sales                                        $    --   $  --    $   --     $  --     $   915       $  --         $   915
Operating costs and expenses:
 Cost of products sold                                --      --        --        --         642          --             642
 Selling, general and administrative expenses          6      --        --        --         185          --             191
 Non-recurring charges                                --      --        --        --           1          --               1
                                                 -------   ------   ------     ------     -------     -------        -------
Operating income (loss)                               (6)     --        --        --          87          --              81

Interest expense                                       9       6        --         3           2          --              20
Interest income                                       --      --        --        --          (1)         --              (1)
Intercompany interest (income) expense, net           (3)    (10)       --        (5)         18          --              --
Other (income) expense, net                           --      --        --        --          (9)         --              (9)
Other intercompany (income) expense                   --      --        --        --          --          --              --
Equity in earnings of investees, net                 (53)    (22)       (8)       (7)         --          90              --
                                                 -------   ------   ------     ------     -------     -------        -------

Income before income taxes and
 discounted operations                                41      26         8         9          77         (90)             71

Provision (benefit) for income taxes                  (4)      2        --         1          27          --              26
                                                 -------   ------   ------     ------     -------     -------        -------

Income from continuing operations                     45      24         8         8          50         (90)            45
Discounted operations, net of tax                     --      --        --        --          --          --             --
                                                 -------   ------   ------     ------     -------     -------        -------
Net income (loss)                                $    45   $  24    $    8     $   8      $   50      $  (90)        $   45
                                                 -------   ------   ------     ------     -------     -------        -------
                                                 -------   ------   ------     ------     -------     -------        -------


                              U.S. INDUSTRIES, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2000

NOTE 10-SUPPLEMENTAL JOINT ISSUER AND GUARANTOR FINANCIAL INFORMATION
(CONTINUED)


                                                                        (IN MILLIONS - UNAUDITED)
                                                                 FOR THE NINE MONTHS ENDED JUNE 30, 1999
                                                  -----------------------------------------------------------------------------
                                                           USI       USI              NONGUARANTOR
                                                   USI    GLOBAL   ATLANTIC   USIAH   SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                                  ------  ------   --------   ------  ------------  ------------   ------------
Net Sales                                        $    --   $  --    $   --     $  --     $ 2,513       $  --         $ 2,513
Operating costs and expenses:
 Cost of products sold                                --      --        --        --       1,762          --           1,762
 Selling, general and administrative expenses         18      --        --        --         526          --             544
 Non-recurring charges                                --      --        --        --           1          --               1
                                                 -------   ------   ------     ------     -------     -------        -------
Operating income (loss)                              (18)     --        --        --         224          --             206

Interest expense                                      22       6        --        21           8          --              57
Interest income                                       --      --        --        --          (3)         --              (3)
Intercompany interest (income) expense, net           (9)    (10)       --       (33)         52          --              --
Other (income) expense, net                           --      --        --        --          (9)         --              (9)
Other intercompany (income) expense                   --      --        --        --          --          --              --
Equity in earnings of investees, net                (105)    (22)      (37)      (30)         --         194              --
                                                 -------   ------   ------     ------     -------     -------        -------

Income before income taxes and
 discounted operations                                74      26        37        42         176        (194)            161

Provision (benefit) for income taxes                 (12)      2        --         5          67          --              62
                                                 -------   ------   ------     ------     -------     -------        -------

Income from continuing operations                     86      24        37        37         109        (194)             99
Discounted operations, net of tax                     --      --        --        --         (13)         --             (13)
                                                 -------   ------   ------     ------     -------     -------        -------
Net income (loss)                                $    86   $  24    $   37     $  37      $   96      $ (194)        $    86
                                                 -------   ------   ------     ------     -------     -------        -------
                                                 -------   ------   ------     ------     -------     -------        -------


                              U.S. INDUSTRIES, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2000

NOTE 10-SUPPLEMENTAL JOINT ISSUER AND GUARANTOR FINANCIAL INFORMATION
(CONTINUED)



                                                                        (IN MILLIONS - UNAUDITED)
                                                                            AT JUNE 30, 2000
                                                  -----------------------------------------------------------------------------
                                                           USI       USI              NONGUARANTOR
                                                   USI    GLOBAL   ATLANTIC   USIAH   SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                                  ------  ------   --------   ------  ------------  ------------   ------------
ASSETS
Current assets:
 Cash and cash equivalents                        $   --  $   --    $   --    $  --      $    35       $    --       $     35
 Trade receivables, net                               --      --        --       --          549            --            549
 Inventories                                          --      --        --       --          513            --            513
 Deferred income taxes                                63      --        --       --           --            --             63
 Other current assets                                 15      --        --       --           42            --             57
                                                  ------  ------    ------    ------      ------       -------       --------
  Total current assets                                78      --        --       --        1,139            --          1,217

 Property, plant and equipment, net                   --       1        --       --          436            --            437
 Other assets                                          7       7        --      908          380          (908)           394
 Goodwill, net                                        --      --        --       --          654            --            654
 Investments in subsidiaries                       1,524   1,596       951       --           --        (4,071)            --
 Intercompany receivable (payable), net             (196)    155        33       43          (35)           --             --
                                                  ------  ------    ------    ------      ------       -------       --------
  Total assets                                    $1,413  $1,759    $  984    $ 951       $2,574       $(4,979)      $  2,702
                                                  ------  ------    ------    ------      ------       -------       --------
                                                  ------  ------    ------    ------      ------       -------       --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Notes payable                                    $   --  $   --    $   --    $  --       $   32       $    --       $     32
 Current maturities of long-term debt                223      --        --       --           --            --            223
 Trade accounts payable                               --      --        --       --          214            --            214
 Accrued expenses and other liabilities               10      47        --       --          166            --            223
 Income taxes payable                                 25      --        --       --           --            --             25
                                                  ------  ------    ------    ------      ------       -------       --------
  Total current liabilities                          258      47        --       --          412            --            717

 Long-term debt                                      316     551        --       --           18            --            885
 Deferred income taxes                                10      --        --       --           --            --             10
 Other liabilities                                    10      42        --       --          219            --            271
                                                  ------  ------    ------    ------      ------       -------       --------
  Total liabilities                                  594     640        --       --          649            --          1,883
 Commitments and contingencies
 Stockholders' equity                                819   1,119       984      951        1,925        (4,979)           819
                                                  ------  ------    ------    ------      ------       -------       --------
  Total liabilities and stockholders' equity      $1,413  $1,759    $  984    $ 951       $2,574       $(4,979)      $  2,702
                                                  ------  ------    ------    ------      ------       -------       --------
                                                  ------  ------    ------    ------      ------       -------       --------


                              U.S. INDUSTRIES, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2000

NOTE 10-SUPPLEMENTAL JOINT ISSUER AND GUARANTOR FINANCIAL INFORMATION
(CONTINUED)


                                                                               (IN MILLIONS)
                                                                            AT SEPTEMBER 30, 1999
                                                  -----------------------------------------------------------------------------
                                                           USI       USI              NONGUARANTOR
                                                   USI    GLOBAL   ATLANTIC   USIAH   SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
                                                  ------  ------   --------   ------  ------------  ------------   ------------
ASSETS
Current assets:
 Cash and cash equivalents                        $   --  $   --    $   --    $  --      $    58       $    --       $     58
 Trade receivables, net                               --      --        --       --          667            --            667
 Inventories                                          --      --        --       --          631            --            631
 Deferred income taxes                                31      --        --       --           37            --             68
 Other current assets                                  6      --        --       --           61            --             67
                                                  ------  ------    ------    ------      ------       -------       --------
  Total current assets                                37      --        --       --        1,454            --          1,491

 Property, plant and equipment, net                   --       1        --       --          596            --            597
 Deferred income taxes                                (2)     --        --       --            8            --              6
 Other assets                                          7       6        --      908          172          (908)           185
 Goodwill, net                                        --      --        --       --          749            --            749
 Investments in subsidiaries                       1,372   1,341       923       --           --        (3,636)            --
 Intercompany receivable (payable), net               24     444        33       15         (516)           --             --
                                                  ------  ------    ------    ------      ------       -------       --------
  Total assets                                    $1,438  $1,792    $  956    $ 923       $2,463       $(4,544)      $  3,028
                                                  ------  ------    ------    ------      ------       -------       --------
                                                  ------  ------    ------    ------      ------       -------       --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Notes payable                                    $   --  $   --    $   --    $  --       $   33       $    --       $     33
 Current maturities of long-term debt                 --      --        --       --           15            --             15
 Trade accounts payable                                2      --        --       --          276            --            278
 Accrued expenses and other liabilities               10      38        --       --          254            --            302
 Income taxes payable                                 29      --        --       --           --            --             29
                                                  ------  ------    ------    ------      ------       -------       --------
  Total current liabilities                           41      38        --       --          578            --            657

 Long-term debt                                      477     695        --       --           47            --          1,219
 Other liabilities                                    --      51        --       --          181            --            232
                                                  ------  ------    ------    ------      ------       -------       --------
  Total liabilities                                  518     784        --       --          806            --          2,108
 Commitments and contingencies
 Stockholders' equity                                920   1,008       956      923        1,657        (4,544)           920
                                                  ------  ------    ------    ------      ------       -------       --------
  Total liabilities and stockholders' equity      $1,438  $1,792    $  956    $ 923       $2,463       $(4,544)      $  3,028
                                                  ------  ------    ------    ------      ------       -------       --------
                                                  ------  ------    ------    ------      ------       -------       --------


                              U.S. INDUSTRIES, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2000

NOTE 10-SUPPLEMENTAL JOINT ISSUER AND GUARANTOR FINANCIAL INFORMATION
(CONTINUED)

                                                                           (IN MILLIONS - UNAUDITED)
                                                                      FOR THE NINE MONTHS ENDED JUNE 30, 2000
                                                       -----------------------------------------------------------------------------
                                                                  USI       USI              NONGUARANTOR
                                                        USI      GLOBAL   ATLANTIC   USIAH   SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
                                                       ------    ------   --------   ------  ------------  ------------ ------------
NET CASH (USED IN) PROVIDED BY                          $    (7)  $  (21)  $  --     $  --     $   (21)      $  --       $   (49)
 OPERATING ACTIVITIES

INVESTING ACTIVITIES:
Proceeds from sale of businesses                             --       --      --        --         404          --           404
Acquisition of companies, net of cash acquired               --       --      --        --         (78)         --           (78)
Purchases of property, plant and equipment                   --       --      --        --         (59)         --           (59)
Proceeds from sale of excess real estate                     --       --      --        --           6          --             6
Proceeds from sales of property, plant and equipment         --       --      --        --           1          --             1
Net transfers with subsidiaries                              98      234      --        --          --        (332)           --
Other investing activities, net                              --       --      --        --          (2)         --            (2)
                                                        -------   -------   -----    -----     -------       ------      -------
NET CASH PROVIDED BY (USED IN)
 INVESTING ACTIVITIES                                        98      234      --        --         272        (332)          272

FINANCING ACTIVITIES:
Proceeds from long-term debt                              2,474       --      --        --           6          --         2,480
Repayment of long-term debt                              (2,410)    (120)     --        --         (35)         --        (2,565)
Proceeds from notes payable, net                             --       --      --        --           1          --             1
Payment of dividends                                        (12)      --      --        --          --          --           (12)
Proceeds from exercise of stock options                       2       --      --        --          --          --             2
Purchase of treasury stock                                 (143)      --      --        --          --          --          (143)
Net transfers with parent                                    --      (92)     --        --        (240)        332            --
                                                        -------   -------   -----    -----     -------       ------      -------
NET CASH (USED IN) PROVIDED BY
 FINANCING ACTIVITIES                                       (89)    (212)     --        --        (268)        332          (237)

Effect of exchange rate changes on cash and cash
 equivalents                                                 (2)      (1)     --        --          (6)         --            (9)
                                                        -------   -------   -----    -----     -------       ------      -------

DECREASE IN CASH AND CASH
 EQUIVALENTS                                                 --       --      --        --         (23)         --           (23)

Cash and cash equivalents at beginning of period             --       --      --        --          58          --            58
                                                        -------   -------   -----    -----     -------       ------      -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $    --   $   --    $ --     $  --     $    35       $  --       $    35
                                                        -------   -------   -----    -----     -------       ------      -------
                                                        -------   -------   -----    -----     -------       ------      -------


                              U.S. INDUSTRIES, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2000

NOTE 10-SUPPLEMENTAL JOINT ISSUER AND GUARANTOR FINANCIAL INFORMATION
(CONTINUED)


                                                                           (IN MILLIONS - UNAUDITED)
                                                                      FOR THE NINE MONTHS ENDED JUNE 30, 1999
                                                       -----------------------------------------------------------------------------
                                                                  USI       USI              NONGUARANTOR
                                                        USI      GLOBAL   ATLANTIC   USIAH   SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
                                                       ------    ------   --------   ------  ------------  ------------ ------------
NET CASH (USED IN) PROVIDED BY                          $    (3)  $   (5)  $  (8)    $  37     $    94      $  --         $  115
 OPERATING ACTIVITIES

INVESTING ACTIVITIES:
Proceeds from sale of businesses                             --       --      --        --         118          --           118
Acquisition of companies, net of cash acquired             (212)      --      --        --          --          --          (212)
Purchases of property, plant and equipment                   --       --      --        --         (75)         --           (75)
Proceeds from sale of excess real estate                     --       --      --        --          16          --            16
Proceeds from sales of property, plant and equipment         --       --      --        --           2          --             2
Net transfers with subsidiaries                             (45)    (163)     13        --          --         195            --
Collection of notes                                          --       --      --        --           1          --             1
Other investing activities, net                              --       --      --        --          (1)         --            (1)
                                                        -------   -------   -----    -----     -------       ------      -------
NET CASH PROVIDED BY (USED IN)
 INVESTING ACTIVITIES                                      (257)    (163)     13        --          61         195          (151)

FINANCING ACTIVITIES:
Proceeds from long-term debt                              1,078      118      --       264         285          --         1,745
Repayment of long-term debt                                (678)      --      --      (264)       (495)         --        (1,437)
Repayment from notes payable, net                            --       --      --        --          (1)         --            (1)
Payment of dividends                                        (14)      --      --        --          --          --           (14)
Payment to settle interest rate lock arrangements            --       --      --       (22)         --          --           (22)
Proceeds from exercise of stock options                       3       --      --        --          --          --             3
Purchase of treasury stock                                 (128)      --      --        --          --          --          (128)
Net transfers with parent                                    --       50      (5)      (13)        163       (195)            --
                                                        -------   -------   -----    -----     -------       ------      -------
NET CASH (USED IN) PROVIDED BY
 FINANCING ACTIVITIES                                       261      168      (5)      (35)        (48)      (195)           146
Effect of exchange rate changes on cash and cash
 equivalents                                                 (1)      --      --        (2)         (5)        --             (8)
                                                        -------   -------   -----    -----     -------       ------      -------

INCREASE IN CASH AND CASH
 EQUIVALENTS                                                 --       --      --        --         102          --           102

Cash and cash equivalents at beginning of period             --       --      --        --          44          --            44
                                                        -------   -------   -----    -----     -------       ------      -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $    --   $   --    $ --     $  --     $   146       $  --       $   146
                                                        -------   -------   -----    -----     -------       ------      -------
                                                        -------   -------   -----    -----     -------       ------      -------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         As of June 30, 2000, the Company's operations are grouped into three segments: USI Bath and Plumbing Products, Lighting Corporation of America, and USI Hardware and Tools. The Company completed the disposition of a majority interest in the USI Diversified segment on March 24, 2000. The results of all operations classified as discontinued are excluded from the table below for all periods presented and are discussed separately under Discontinued Operations.

RESULTS OF OPERATIONS


                                              (IN MILLIONS)                 (IN MILLIONS)
                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                                  JUNE 30,                     JUNE 30,
                                            2000          1999           2000           1999
                                          -------        -------        -------        -------
NET SALES

 Bath and Plumbing Products               $   389        $   353        $ 1,033        $   911
 Lighting Corporation of America              204            204            602            591
 Hardware and Tools                           136            155            384            360
 Diversified                                   --            203            414            651
                                          -------        -------        -------        -------

  TOTAL NET SALES                         $   729        $   915        $ 2,433        $ 2,513
                                          -------        -------        -------        -------
                                          -------        -------        -------        -------

OPERATING INCOME

 Bath and Plumbing Products (1)           $    52        $    47        $    96        $   104
 Lighting Corporation of America (2)            9             12             26             32
 Hardware and Tools                            15             15             36             28
 Diversified (3)                               --             13             35             59
                                          -------        -------        -------        -------
                                               76             87            193            223
Corporate expenses                             (4)            (6)           (13)           (17)
                                          -------        -------        -------        -------

  TOTAL OPERATING INCOME                  $    72        $    81        $   180        $   206
                                          -------        -------        -------        -------
                                          -------        -------        -------        -------



(1) Operating income for the nine months ended June 30, 2000 includes a $13 million restructuring charge.

(2) Operating income for the three and nine months ended June 30, 2000 includes $3 million and $4 million, respectively, of losses and exit costs associated with the discontinuance of an unprofitable residential product line. Operating income for the three and nine months ended June 30, 1999 includes $1 million of severance related charges.

(3) Operating income for the three and nine months ended June 30, 1999 includes $12 million and $14 million, respectively, of restructuring and other usual costs.

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

THREE MONTHS ENDED JUNE 30, 2000
COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

INTRODUCTION

         The Company had sales of $729 million and operating income of $72 million for the quarter ended June 30, 2000, compared to sales of $915 million and an operating income of $81 million for the same period in the prior year. Sales decreased $186 million (20.3%) and operating income decreased $9 million (11.1%) compared to the third quarter of fiscal 1999. Sales and operating income for the quarter ended June 30, 1999 included $203 million and $13 million, respectively, related to the Diversified businesses disposed of in March 2000. Excluding the Diversified results, sales and operating income for the quarter ended June 30, 2000 increased $17 million (2.4%) and $4 million (5.9%), respectively, compared to the third quarter of fiscal 1999. Also, included in operating income for the quarter ended June 30, 1999 are unusual charges in the lighting business and restructuring and other unusual charges in the recently disposed Diversified businesses amounting to $13 million.

         The Bath and Plumbing Products Operations had sales of $389 million and operating income of $52 million for the quarter ended June 30, 2000, increases of $36 million (10.2%) and $5 million (10.6%), respectively, from the third quarter of fiscal 1999. The increases in sales and operating income are primarily attributable to the inclusion of Spring Ram acquired in July 1999 and Gatsby Spas acquired in June 1999, combined with continued strength in the U.S. bath and spa businesses. These increases were partially offset by lost contribution from the disposal of the water resource and fire protection businesses, lower profitability in the HVAC and chinaware businesses and unfavorable currency translation.

         The Lighting Products Operations had sales of $204 million and operating income of $9 million for the quarter ended June 30, 2000, representing flat sales and a decrease of $3 million (25.0%) in operating income from the third quarter of fiscal 1999. Included in the fiscal 1999 operating income were severance related charges amounting to $1 million. Increases in sales in the European and architectural outdoor lighting businesses were offset by lost sales from discontinuing an unprofitable residential product line. Operating income was lower due to losses and exit costs of $3 million associated with the discontinued residential product line and lower profitability in the commercial indoor businesses.

         The Hardware and Tools Operations had sales of $136 million and operating income of $15 million for the quarter ended June 30, 2000, a decrease of $19 million (12.3%) and flat operating income compared to the third quarter of fiscal 1999. The decrease in sales in mainly attributable to the lost sales associated with the ladder business, which was divested in October 1999. Operating income increases at Ames/True Temper were offset by continued weakness in the U.K. operations resulting from cheaper imports and a downward trend in the industrial sector.

         A majority interest in the Diversified Operations was disposed of on March 24, 2000. The Company, for the quarter ended June 30, 2000, recorded equity earnings of $1 million with respect to its retained interest in the Diversified operations.

DISCONTINUED OPERATIONS

         During April 1999, the Company completed the sale of its investment in Teardrop Golf. The Company realized a $1 million net-of-tax gain from the sale. During June 1999 the Company recorded an additional net-of-tax loss of $1 million with respect to the April 1999 sale of The Ertl Company Inc. ("Ertl").

OTHER EXPENSE (INCOME), NET

         Other expense (income), net was an expense of $2 million for the three months ended June 30, 2000, compared to income of $9 million in the comparable period of fiscal 1999. The prior year included real estate gains of $9 million.

INTEREST AND TAXES

         Interest expense was $20 million for both quarters ended June 30, 2000, and June 30, 1999. For the quarter ended June 30, 2000, the Company's lower average debt level was offset by higher average interest rates compared to the same period of the prior year. Interest income was $8 million for the quarter ended June 30, 2000, a $7 million increase from the comparable period of fiscal 1999. The increase in interest income is primarily due to interest earned on the 12% senior notes received on the disposition of a majority equity interest in the Diversified businesses.

         The provision for income taxes on continuing operations was $24 million for the quarter ended June 30, 2000, on pre-tax income of $59 million (an effective tax rate of approximately 39.6%) compared to a $26 million provision on pre-tax income of $71 million (an effective tax rate of approximately 38.1%) in the comparable period of fiscal 1999.

NINE MONTHS ENDED JUNE 30, 2000
COMPARED TO NINE MONTHS ENDED JUNE 30, 1999

         The Company had sales of $2,433 million and operating income of $180 million for the nine months ended June 30, 2000, compared to sales of $2,513 million and an operating income of $206 million for the same period in the prior year. Sales decreased $80 million (3.2%) and operating income decreased $26 million (12.6%) compared to the same period of fiscal 1999. The current year results include approximately six months of operations from the recently disposed Diversified segment compared to nine months of operations in the same period of the prior year. Included in the fiscal 2000 operating income is a restructuring charge of $13 million to close the USI Bath and Plumbing corporate office, while fiscal 1999 operating income includes restructuring and unusual charges amounting to $15 million. Excluding such charges, operating income for the nine months ended June 30, 2000 was $193 million, a decrease of $28 million (12.7%) compared to the same period of fiscal 1999.

         The Bath and Plumbing Products Operations had sales of $1,033 million and operating income of $96 million for the nine months ended June 30, 2000, an increase of $122 million (13.4%) and a decrease of $8 million (7.7%), respectively, from the same period of fiscal 1999. Included in operating income for the nine months ended June 30, 2000 is a $13 million restructuring charge to close the USI Bath and Plumbing corporate office. Excluding the restructuring charge, operating income for the nine months ended June 30, 2000 would have been $109 million, an increase of $5 million (4.8%) compared to the same period of fiscal 1999. The increase in sales is mainly due to the contributions of Spring Ram acquired in July 1999 and Gatsby Spas acquired in June 1999, combined with continued strength in the U.S. bath and spa businesses. This increase was partially offset by the lost sales of the water resource business, sold in September 1999, and the fire protection business, sold in January 2000. Operating income, excluding the restructuring charge, increased from the acquisitions of Spring Ram and Gatsby Spas, and continued strength in the U.S. bath and spa businesses. This increase was partially offset by weakness at the North American and European HVAC, chinaware and U.S. Brass businesses.

         The Lighting Products Operations had sales of $602 million and operating income of $26 million for the nine months ended June 30, 2000, an increase of $11 million (1.9%) and a decrease of $6 million (18.8%), respectively, from the same period of fiscal 1999. Included in the fiscal 1999 operating income were severance related charges amounting to $1 million. The increase in sales is primarily due to the Dual-Lite acquisition in March 1999 and strength at the architectural outdoor lighting business. This sales increase was partially offset by lost sales from discontinuing an unprofitable residential product line and lower sales at the European business due to unfavorable currency translation. Operating income was lower due to losses and exit costs of $4 million associated with the discontinued product line and weakness at the commercial indoor lighting businesses.

         The Hardware and Tools Operations had sales of $384 million and operating income of $36 million for the nine months ended June 30, 2000, increases of $24 million (6.7%) and $8 million (28.6%), respectively, from the same period of fiscal 1999. The increase in sales is primarily due to the acquisition of True Temper Hardware in March 1999, partially offset by lost sales of the ladder business which was sold in October 1999, and lower sales at Ames. Operating income increased due to the True Temper acquisition combined with the synergies of integrating True Temper and Ames.

         The Diversified Operations results for the nine months ended June 30, 2000 was comprised of approximately six months of operations through the disposal date of March 24, 2000, as compared to the prior year results which included a full nine months of operations. The Diversified Operations had sales of $414 million and operating income of $35 million for the nine months ended June 30, 2000, decreases of $237 million (36.4%) and $24 million (40.7%), respectively, from the prior year. The fiscal 1999 operating income includes restructuring and other related charges of $2 million, comprised of a $2 million severance and impairment charge to close a manufacturing facility and $1 million of obsolescence, partially offset by a $1 million adjustment of the 1998 restructuring reserves. In addition, the fiscal 1999 operating income includes unusual charges of $12 million, of which $6 million related to the closure of an unprofitable window operation and $6 million related to a write-down of a Hong Kong-based equity investment. Excluding such charges, operating income for the nine months ended June 30, 2000 decreased $38 million (52.1%) compared to the prior year. The Company, for the nine months ended June 30, 2000, recorded equity earnings of $1 million with respect to its retained interest in the Diversified operations.

RESTRUCTURING CHARGE

         In January 2000, a decision was made to close the USI Bath and Plumbing corporate office in Dallas, Texas and relocate it to the USI Corporate office in New Jersey. The closing of the USI Bath and Plumbing corporate office resulted in the termination of 30 employees and vacating the Dallas corporate office. The Company recorded a pre-tax charge of $13 million relating to this decision, which included severance costs of $2 million, lease costs of $9 million for a lease expiring November 2007, and a write-off of $2 million relating to leasehold improvements and other fixed assets.

DISCONTINUED OPERATIONS

         For the nine months ended June 30, 1999, the Company had a loss from discontinued operations of $13 million, net-of-tax, consisting of a loss on disposal of Ertl of $13 million and a loss from the operations of Ertl of $1 million, partially offset by a $1 million gain on the sale of Teardrop Golf.

OTHER EXPENSE (INCOME), NET

         Other expense (income), net was an expense of $3 million for the nine months ended June 30, 2000, compared to income of $9 million in the comparable period of fiscal 1999. The current year includes a $3 million gain on real estate sales, while the prior year includes $9 million of real estate gains.

INTEREST AND TAXES

         Interest expense was $65 million for the nine months ended June 30, 2000, a $8 million (14.0%) increase from the comparable period of fiscal 1999. The increase is due to higher average levels of outstanding debt coupled with higher average interest rates. The increase in debt level is primarily attributable to the Company's share repurchase program. Interest income was $10 million for the nine months ended June 30, 2000, a $7 million increase from the comparable period of fiscal 1999. The increase in interest income is primarily due to interest earned on the 12% senior notes received on the disposition of a majority equity interest in the Diversified businesses .

         The provision for income taxes on continuing operations was $57 million for the nine months ended June 30, 2000, on pre-tax income of $147 million (an effective tax rate of 38.8%) as compared to a $62 million provision on pre-tax income of $161 million (an effective tax rate of 38.5%) in the comparable period of fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of liquidity and capital resources are cash and cash equivalents, cash provided from operations and available borrowings under the Company's revolving credit facility, commercial paper program, and uncommitted short-term lines of credit.

         Net cash used in operating activities was $49 million for the nine months ended June 30, 2000 compared to net cash provided of $115 million for the comparable period of prior year. In the current period, continuing operations used $49 million compared to providing $92 million in the comparable period of the prior year. This change relates primarily to working capital investments due to seasonal cash requirements at the Hardware and Tools and Bath and Plumbing divisions, additional cash requirements at the Diversified operations prior to divestiture and timing of tax payments.

         Cash provided by discontinued operations of $23 million for the nine months ended June 30, 1999 resulted from reduced working capital requirements at Ertl.

         Net cash provided by investing activities of $272 million for the nine months ended June 30, 2000, was primarily comprised of cash proceeds of $404 million received from the sale of a majority interest in the Diversified businesses and the sale of the fire protection, children footwear and ladder operations and $6 million from the sale of excess real estate. This was partially offset by net cash of $59 million for capital expenditures, $71 million for the Spear & Jackson plc ("S&J") payment and $7 million for acquisitions. In the nine months ended June 30, 1999, the Company used net cash of $151 million, which primarily consisted of $212 million for acquisitions and $75 million for capital expenditures, partially offset by the net proceeds of $118 million from the sales of the remaining interest in the Power Systems Segment and Ertl and $16 million from the sale of excess real estate.

         Net cash used in financing activities was $237 million for the nine months ended June 30, 2000. This included net repayments of long-term debt and notes of $84 million, dividend payments of $12 million, and the purchase of $143 million of the Company's common stock for treasury. In the corresponding period of the prior year, financing activities provided net cash of $146 million, which included net proceeds of long-term debt and notes of $307 million, partially offset by net cash used to purchase $128 million of the Company's common stock for treasury, dividend payments of $14 million, and a $22 million payment to settle interest rate protection agreements.

         The Company maintains a five year revolving line of credit providing for borrowings in both U.S. dollars and foreign currency of up to an aggregate amount of $650 million (the "Credit Agreement"). The revolving credit commitment will be permanently reduced by $150 million in December 2000 and terminates in December 2001. As of June 30, 2000, the Company had $203 million available under this revolving line of credit.

         During fiscal 1999, the Company commenced a $300 million commercial paper program, of which $259 million was outstanding at June 30, 2000. The commercial paper is supported by a $300 million 364-day credit facility (the "Credit Facility") which expires on October 27, 2000.

         At June 30, 2000, the Company had unused availability of approximately $468 million, including approximately $244 million of committed availability under its Credit Agreement and Credit Facility and $224 million under uncommitted lines of credit. The Credit Agreement and Credit Facility contain certain covenant restrictions that limit the amount of indebtedness the Company may incur. At June 30, 2000, the Company could have incurred an additional $130 million in indebtedness under the specified restrictions on the Company's permitted ratio of debt to total capital.

         The Company believes that cash provided by operations and availability under unused credit facilities and commercial paper program will adequately support cash needs for working capital, capital expenditures for existing businesses and future principal payments on outstanding borrowings.

         Total stockholders' equity decreased $101 million from September 30, 1999, principally due to $143 million in purchases of the Company's common stock for treasury, $36 million for the portion of the S&J payment relating to the market value of the Company's common stock price, and dividends declared of $12 million, partially offset by the Company's nine months net income of $90 million.

         During the nine months ended June 30, 2000, the Company paid approximately $6 million related to its restructuring plans announced in fiscal 1998 and 1999, and expects an additional $5 million to be paid in the next 12 months. There have been no material changes in the nature or costs of the restructuring.

         During fiscal 1999, the Board of Directors authorized share repurchase programs aggregating $300 million. In April 2000, the Board of Directors authorized an additional $50 million of share repurchases. As of June 30, 2000, the Company had purchased $288 million of its common stock for treasury under the program, of which $99 million was purchased in fiscal 2000. During June 2000, in a separate transaction authorized and undertaken outside the existing share repurchase program, the Company repurchased all of its common stock held by the former owners of S&J for $44 million. During October 1999, the Company entered into equity instrument contracts that were utilized to purchase approximately $40 million of its common stock. At the discretion of the Company, such contracts can be settled in cash, shares or a combination of both, at anytime prior to October 20, 2000. The repurchase program has been and will continue to be, funded from cash provided from operations, proceeds received from the sale of a majority interest in the Diversified businesses and available borrowings under the Company's existing credit facilities. Share repurchases are made at prices deemed acceptable to management.

         In June 2000, upon expiration of the contingency period related to the December 1997 acquisition of S&J, the Company made an additional cash payment of (pound sterling) 47 million ($71 million), to the former owners of S&J. A portion of the contingent cash payment ($36 million) was recorded as an adjustment to stockholders' equity as it was based upon the market value of the Company's common stock price at the end of the contingency period, and the remainder of the cash payment ($35 million) was recorded as additional goodwill as it related to the settlement of additional contingent consideration. The Company is reviewing the recoverability of the S&J goodwill and expects such analysis to be completed during the fourth quarter of fiscal 2000.

         In August 1999, the Company's shelf registration statement on Form S-3 filed with the Commission in order to register $600 million in debt securities became effective. The Company expects to issue debt securities covered by this registration statement in the future, subject to market conditions.

         On March 24, 2000, in two separate transactions (the "Diversified Transactions"), the Company completed the previously announced disposition of a majority equity interest in its Diversified group to Automotive Interior Products LLC ("AIP"), a Citicorp Venture Capital portfolio company.

         In one of the transactions, the Company disposed of the following subsidiaries to AIP, which are now held by Strategic Industries, LLC ("SILLC"):
Atech Turbine Components, Inc.; Bearing Inspection, Inc.; BiltBest Products, Inc.; EJ Footwear Corp., including Georgia Boot Inc. and Lehigh Safety Shoe Co.; Garden State Tanning Inc.; Huron Inc.; Jade Holdings Pte Ltd, including Jade Technologies Singapore Ltd and FSM Europe B.V.; Leon Plastics Inc.; Native Textiles Inc.; and SCF Industries, Inc. The Company received gross cash proceeds of $198 million and approximately $205 million aggregate principal amount of 12% increasing rate senior notes due 2007 issued by SILLC (the "Senior Notes"), and, in addition, SILLC assumed approximately $8 million of existing bank debt. The Company also retained a preferred equity interest having a stated value of approximately $19.5 million and a 17.7% common equity interest in SILLC. The purchase price is subject to a post-closing working capital adjustment.

         In the other transaction, Rexair, Inc. ("Rexair"), which manufactures "Rainbow" brand vacuum cleaners, sold newly issued shares to SILLC representing, after issuance, 75% of the equity interest in Rexair. The Company received approximately $195 million in cash and retained a 25% direct equity interest in Rexair. As part of the Rexair transaction, the Company guaranteed Rexair's new $200 million credit facility (the "Rexair Facility"), which is scheduled to mature on the fifth anniversary of the closing. However, Rexair is primarily responsible for the repayment of indebtedness under the Rexair Facility. The Rexair Facility provides that all Rexair free cash flow, as defined, must be used to repay the outstanding balance of the Rexair Facility. At June 30, 2000, the outstanding balance on the Rexair Facility was approximately $186 million. As a result of the Rexair transaction, the Company recorded a deferred gain of approximately $45 million, which will be deferred until the release of the guarantee of the Rexair Facility. The Company's 25% share of the net liabilities of Rexair amounting to $38 million and the deferred gain of $45 million are included in the balance sheet caption "other liabilities".

         On May 4, 2000, the Company announced that it engaged Compass Partners International, LLC as its financial advisor to assist in reviewing strategic alternatives for Lighting Corporation of America ("LCA"), including a possible sale. LCA, which constitutes the Company's entire lighting segment, manufacturers and distributes a complete line of indoor and outdoor lighting for the commercial, institutional and residential markets.

OUTLOOK

         Some of the business units are currently experiencing a mild softness, and assuming this trend continues, the Company expects that fiscal 2000 earnings will be at the low end of the previously estimated range of $1.40 to $1.50 per diluted share from continuing operations, excluding unusual items.

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

         To manage exposure to interest rate movements, the Company uses interest rate protection agreements. Based on the Company's overall exposure to interest rate changes, a hypothetical change of 100 basis points across all maturities of the Company's floating rate debt obligations, after considering interest rate protection agreements, would decrease the Company's pre-tax earnings in fiscal 2000 by approximately $6 million.

         The Company utilized foreign currency-denominated borrowings to selectively hedge its net investments in subsidiaries in foreign countries. These borrowings at June 30, 2000 are denominated in German marks, British pounds and Dutch guilders. The Company estimates that a 10% change in the relevant currency exchange rates is estimated to have an impact of $27 million on the fair value of such borrowings. This quantification of the Company's exposure to the market risk of foreign exchange sensitive financial instruments is necessarily limited, as it does not take into account the offsetting impact of the Company's underlying investment exposures.

         The Company is also exposed to foreign currency exchange risk related to its international operations as well as its U.S. businesses, which import or export goods. The Company has made limited use of financial instruments to manage this risk.

PART II.      OTHER INFORMATION.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         27.1     Financial Data Schedule*

(b)      Reports on Form 8-K

         The Company filed a current report on Form 8-K on April 10, 2000, responsive to Items 2 and 7 of such form relating to the disposition of a majority equity interest in the Company's Diversified businesses.
         The following financial statements were filed: consolidated condensed unaudited pro-forma balance sheet and statement of operations as of December 31, 1999, and for the three months then ended, and the unaudited pro-forma condensed statement of operations for the year ended September 30, 1999.

*   Filed herewith.

    ---------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  U.S. INDUSTRIES, INC.

Date:    August 10, 2000

                                  By: /s/ John W. Dean III
                                     -------------------------------------
                                     John W. Dean III
                                     Vice President,
                                     Chief Financial Officer and Treasurer
                                     (Principal Financial Officer)



                                      /s/ Nicola Rossi
                                     --------------------------------------
                                     Nicola Rossi
                                     Corporate Controller
                                     (Principal Accounting Officer)