Form 10-K
period 2000-09-30
US INDUSTRIES INC /DE
filed 2000-12-06
CIK 1056874

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

              FOR THE FISCAL YEAR PERIOD ENDED SEPTEMBER 30, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________

                         Commission File Number 1-14557

                            ------------------------

                             U.S. INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                     22-3568449
    (State or other jurisdiction of                      (I.R.S. employer
    incorporation or organization)                    identification number)

         101 WOOD AVENUE SOUTH
          ISELIN, NEW JERSEY                                  08830
    (Address of principal executive                         (Zip Code)
               offices)

                                 (732) 767-0700
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                            ------------------------

         TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock, par value $.01 per share                 New York Stock Exchange
   Preferred Stock Purchase Rights                     New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act:  None

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days: Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at November 27, 2000 (based on the last reported sale price of such stock on the New York Stock Exchange on such date):
$495,973,503.

    On November 27, 2000, the registrant had outstanding 77,094,868 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain portions of the registrant's definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 2001 annual meeting of stockholders of the registrant are incorporated by reference into Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM                                                                                    PAGE
----                                                                                  --------
                        Disclosure Concerning Forward-Looking Statements............      1

                                            PART I

          1.            Business....................................................      1

          2.            Properties..................................................      9

          3.            Legal Proceedings...........................................      9

          4.            Submission of Matters to a Vote of Security Holders.........      9

                                           PART II

          5.            Market for Registrant's Common Equity and Related
                        Stockholder Matters.........................................     10

          6.            Selected Financial Data.....................................     11

          7.            Management's Discussion and Analysis of Financial Condition
                        and Results of Operations...................................     12

          7a.           Qualitative and Quantitative Disclosures About Market
                        Risk........................................................     28

          8.            Financial Statements and Supplementary Data.................     29

          9.            Changes in and Disagreements with Accountants on Accounting
                        and Financial Disclosure....................................     77

                                           PART III

         10.            Directors and Executive Officers of the Registrant..........     77

         11.            Executive Compensation......................................     77

         12.            Security Ownership of Certain Beneficial Owners and
                        Management..................................................     77

         13.            Certain Relationships and Related Transactions..............     77

                                           PART IV

         14.            Exhibits, Financial Statement Schedules, and Reports on
                        Form 8-K....................................................     77

         15.            Signatures..................................................     80

                                 FINANCIAL STATEMENT SCHEDULE

                        Valuation and Qualifying Accounts...........................     81

                DISCLOSURE CONCERNING FORWARD-LOOKING STATEMENTS

    All statements, other than statements of historical fact, included in the Letter of the Chairman of the Board and Chief Executive Officer included in the Annual Report to Stockholders and in this Form 10-K, including without limitation the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business", are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Various economic and competitive factors could cause actual results to differ materially from the expectations reflected in such forward-looking statements, including factors which are outside the control of the Company, such as interest rates, foreign currency exchange rates, instability in domestic and foreign financial markets, consumer spending patterns, availability of consumer and commercial credit, levels of residential and commercial construction and changes in raw material costs along with the other factors noted in this Report and in other documents filed by the Company or its predecessor with the Securities and Exchange Commission. In addition, the Company's future results are subject to uncertainties relating to the Company's ability to consummate its business strategy, including realizing marketing synergies and cost savings from the integration of its acquired businesses. All subsequent written and oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the foregoing factors.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    U.S. Industries, Inc. ("USI" and, together with its subsidiaries, the "Company") manufactures and distributes a broad range of building and home products, consumer products and industrial products through three business segments: Bath and Plumbing Products, Lighting Corporation of America and Hardware and Tools. Many of the Company's businesses have leading market share positions, well-known brand names and established manufacturing, sourcing and distribution capabilities. The Company's strategy is to focus on basic manufacturing businesses with long-term growth potential.

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

    In June 1998, USI Atlantic merged with Zurn Industries, Inc. ("Zurn"), creating one of the leading bath and plumbing products companies in North America. To effect this transaction, USI was formed as a new holding company for USI Atlantic and Zurn. The total consideration for the Zurn merger (the "Merger") was valued at $784 million, consisting of 20.4 million shares of Common Stock issued to the former Zurn shareholders and the assumption by the Company of $220 million of debt. See "Management's Discussion and Analysis--Senior Notes and Credit Facilities". Each share of Zurn common stock was exchanged for 1.6 shares of the Company's common stock. Outstanding Zurn employee stock options were converted at the same exchange ratio into options to purchase approximately 2 million shares of the Company's common stock.

    The Merger was accounted for as a pooling of interest under Accounting Principles Board Opinion No. 16. All prior period consolidated financial statements presented have been restated to include the results of operations, financial position and cash flows of USI and Zurn as a single entity. There were no transactions between USI and Zurn prior to the combination. Certain reclassifications were made to the Zurn financial statements to conform to USI's presentations.

    The Company made several strategic acquisitions during fiscal 1999. The assets of Gatsby Spas, Inc. ("Gatsby Spas"), a manufacturer and distributor of spas, and the stock of Spring Ram Corporation PLC

("Spring Ram"), a manufacturer of chinaware, bathroom fixtures and composite kitchen sinks in the UK, were acquired for Bath and Plumbing Products. The assets of True Temper Corporation ("True Temper"), a manufacturer of wheelbarrows and non-powered lawn and garden tools, were acquired for Hardware and Tools. The assets of Dual-Lite, Inc. ("Dual-Lite") a manufacturer of emergency and exit lighting, were acquired for the Lighting Corporation of America.

    The Company sold certain assets of its water resource business, a unit of Bath and Plumbing Products, in September 1999, certain assets of its ladder business, a unit of Hardware and Tools, in October 1999, its infant and children shoe division, a unit of Diversified in December 1999, its fire protection businesses, a unit of Bath and Plumbing, in January 2000, and its European HVAC business, a unit of Bath and Plumbing, in November 2000.

    On March 24, 2000, in two separate transactions (the "Diversified Transactions"), the Company disposed of a majority equity interest in its Diversified segment. The consideration for the Diversified Transactions included a combination of cash and notes.

    In the first transaction, the Company disposed of the following subsidiaries: Atech Turbine Components, Inc.; Bearing Inspection, Inc.; BiltBest Products, Inc.; EJ Footwear Corp. (including Georgia Boot Inc. and Lehigh Safety Shoe Co.); Garden State Tanning Inc.; Huron Inc.; Jade Holdings Pte Ltd (including Jade Technologies Singapore Ltd and FSM Europe B.V.); Leon
Plastics Inc.; Native Textiles Inc.; and SCF Industries, Inc.

    The Company received gross proceeds of approximately $203 million and approximately $209 million aggregate principal amount of 12% (12.5% effective August 18, 2000) senior notes (the "Senior Notes") due 2007 issued by Strategic Industries, LLC ("SILLC"), and, in addition, SILLC assumed approximately
$8 million of existing bank debt of USI. The Company retained a preferred equity interest in SILLC having a stated value of approximately $20 million and a 17.7% common equity interest in SILLC. The Company currently has a representative on the SILLC board. As of August 18, 2000, the Company has the right to market and sell the Senior Notes. At the date of the transaction the Senior Notes were recorded at their fair value and are included in the balance sheet caption "Other Assets". As a result of this transaction, the Company recorded a pre-tax gain of $38 million.

    In August 2000, the Company sold $25 million of the Senior Notes, approximately $2 million of the stated value of the retained preferred equity interest and approximately 1.9% of the retained common equity interest. This transaction resulted in a pre-tax gain of approximately $1 million.

    In the second transaction, Rexair, Inc. ("Rexair"), which manufactures "Rainbow" brand vacuum cleaners, sold newly issued shares to SILLC representing, after issuance, 75% of the equity interest in Rexair. The Company received approximately $195 million in cash and retained a 25% direct equity interest in Rexair.

    As part of the Rexair transaction, the Company guaranteed Rexair's new
$200 million credit facility (the "Rexair Facility") that matures on March 24, 2005. However, Rexair is primarily responsible for the repayment of indebtedness under the Rexair Facility. The Rexair Facility provides that all Rexair free cash flow, as defined, must be used to repay the outstanding balance of the Rexair Facility. At September 30, 2000, the outstanding balance on the Rexair Facility was approximately $181 million. As a result of the Rexair transaction, the Company recorded a deferred gain, which will be deferred until the release of the guarantee of the Rexair Facility. The Company's 25% share of the net liabilities of Rexair and the deferred gain totaling $82 million are included in the balance sheet caption "Other liabilities".

    The Company's retained interest in SILLC and Rexair is accounted for under the equity method of accounting subsequent to the March 24, 2000 disposal date.

    On September 14, 2000 the Company announced that its Board of Directors authorized management to pursue a spin-off of its lighting segment and its industrial tools business. The lighting businesses include Columbia
Lighting, Inc.; Dual-Lite, Inc.; Prescolite, Inc.; Kim Lighting, Inc.; Architectural Area Lighting, Inc.; Spaulding Lighting, Inc.; Progress
Lighting, Inc. (which together comprise a major North American lighting fixture manufacturer); and SiTeco Holdings GmbH (a major European lighting fixture manufacturer). The industrial tools business includes Spear & Jackson plc and Bowers Group plc, together an international manufacturer of industrial tools which are currently included in the Hardware and Tools segment. These entities had combined year ended September 30, 2000 and 1999 revenues of $934 million and $915 million, respectively, and operating income for those periods of $49 million and $52 million, respectively, excluding goodwill impairment charges of $84 million in fiscal 2000.

    Mr. James O'Leary, currently Executive Vice President of the Company, would become Chairman and Chief Executive Officer of LCA Group Inc. ("LCA Group"), the new company that would own and operate the lighting and industrial tools businesses upon the spin-off. A registration statement on Form 10 about LCA Group has been filed with the Securities and Exchange Commission, providing additional details. The Form 10 is subject to completion and amendment, and has not yet become effective. Upon the spin-off, the Company anticipates receiving approximately $200 million from LCA Group as repayment of intercompany debt. LCA Group is in the process of obtaining third party financing in order to repay such intercompany debt.

    The Company received proceeds of $6 million, $28 and $14 million from the sale of surplus real estate in fiscal 2000, 1999 and 1998, respectively.

    During fiscal 2000, the Company repurchased 7,767,500 million shares of common stock of the Company, amounting to approximately $99 million under the authorized share repurchase program. During June 2000, in a separate transaction authorized and undertaken outside the existing share repurchase program, the Company repurchased 3,685,520 shares which represented all of its common stock held by the former owners of Spear & Jackson plc ("Spear & Jackson") for $44 million.

    All fiscal year data contained herein reflect results of operations for the 52, 52 and 53 week periods ended September 30, 2000, October 2, 1999 and October 3, 1998, respectively, but are presented as of September 30 for convenience.

    This Report references trademarks of the Company such as JACUZZI, ZURN, ELJER, U.S. BRASS, AMES and TRUE TEMPER, as well as other trade names and product names. SIEMENS is a registered trademark of Siemens AG, of which the Company is a licensee.

    The Company's principal executive offices are located at 101 Wood Avenue South, Iselin, New Jersey 08830; its telephone number at that address is
(732) 767-0700.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    The Company is comprised of three segments: Bath and Plumbing Products, Lighting Corporation of America and Hardware and Tools. The Company completed the disposition of a majority interest in the Diversified segment on March 24, 2000. The results of all operations sold or classified as discontinued operations are discussed separately in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Discontinued Operations and Extraordinary Loss". See Note 4.

BATH AND PLUMBING PRODUCTS

    Bath and Plumbing Products is one of the leading bath and plumbing products businesses in North America. It manufactures and distributes a full line of bath and plumbing products under the brand names JACUZZI, ELJER and ZURN. During fiscal 1999, it acquired Spring Ram in order to expand its presence in Europe. Spring Ram is a leading U.K. manufacturer of acrylic baths, shower enclosures, shower trays, sanitary ware, stainless steel sinks, molded kitchen sinks and other bathroom fixtures under the brand names SANITAN and ASTRACAST.

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

    Jacuzzi is a leading worldwide manufacturer and distributor of whirlpool bath products, spas, shower systems, non-jetted baths, swimming pool equipment and water systems products. In the past three years, Jacuzzi acquired Sundance Spas and Gatsby Spas to increase its market position in the spa market. Sales of certain Jacuzzi products are seasonal as weather may affect outdoor installation.

    Eljer is a leading North American manufacturer of complementary vitreous china and cast iron plumbing, faucets and flexible plumbing systems.

    Zurn's plumbing products include drains, flush valves, pressure-reducing and regulating valves and other behind-the-wall plumbing products. Sales are seasonal as weather may affect commercial construction. Zurn, through its Selkirk operations, is a leading manufacturer and distributor of commercial and residential heating, ventilation and air conditioning systems.

LIGHTING CORPORATION OF AMERICA

    Lighting Corporation of America ("LCA") manufactures and distributes indoor and outdoor lighting fixtures for markets in North America and Europe. During fiscal 2000, sales of commercial/industrial and residential products accounted for approximately 80% and 20%, respectively, of LCA's revenues.

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

    Management believes that LCA is the largest residential lighting manufacturer in North America, principally selling under the PROGRESS brand name. Progress' products include chandeliers, hall and foyer sconces, pendants, bath and vanity, ceiling, fluorescent, under-cabinet, track, outdoor and landscape lighting. Residential lighting products are sold to home centers, lighting showrooms and electrical distributors, who sell to builders, electrical contractors and consumers.

    Sales of lighting products are seasonal to a degree, with weather affecting construction and outdoor installation.

HARDWARE AND TOOLS

    Hardware and Tools manufactures and distributes hand tools, lawn and garden tools, wheeled goods and industrial products through Ames True Temper, Spear & Jackson and other companies.

    Ames True Temper is a leading manufacturer of non-powered lawn and garden tools, wheelebarrows and industrial hand and striking tools in North America. Ames True Temper primarily sells its products under the brand names AMES, TRUE TEMPER, JACKSON, EAGLE, WOODINGS-VERONA and GARANT and, to a lesser extent, under private labels. Ames True Temper's product lines include lawn, garden, and agricultural tools, snow shovels and other winter tools, as well as wheeled goods and garden hose reels.

    Sales of Ames True Temper products are seasonal in nature, with substantial quantities manufactured for sale in the spring and fall. Weather conditions may impact results materially.

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

    Ames, True Temper and Spear & Jackson distribute their products primarily through independent wholesale distributors, home centers, mass merchants and large buying groups including cooperatives. The sale of Ames and True Temper products and, to a lesser extent, Spear & Jackson products, have become increasingly concentrated among home centers and other mass merchants. The Home Depot is the division's largest customer and accounted for 21%, 19% and 16% of the total revenues of Hardware and Tools in fiscal 2000, 1999 and 1998, respectively.

DIVERSIFIED

    Diversified manufactured a wide range of consumer, precision engineered and automotive interior products. On March 24, 2000, in two separate transactions (the "Diversified Transactions"), the Company completed the disposition of a majority equity interest in its Diversified segment to a Citicorp Venture Capital portfolio company. The consideration for the Diversified Transactions included a combination of cash and notes.

    The businesses that comprised the Diversified segment are described below.

    EJ FOOTWEAR is a designer, manufacturer and marketer of work, hiking, hunting and western boots and children's footwear. Its products are sold in niche markets through five companies. GEORGIA BOOT produces boots in the mid-range price segment of the industry and markets its products to sporting goods stores, and farm and ranch stores. LEHIGH SAFETY SHOE is a leading direct service provider of occupational safety footwear. NATIVE TEXTILES supplies warp knit fabrics to domestic manufacturers of activewear and intimate apparel. It also commission-dyes lace and other specialty fabrics for third parties. BILTBEST WINDOWS manufactures and distributes wood windows, aluminum-clad windows and patio doors. SCF INDUSTRIES manufactures folding and stacking chairs as a licensee of the SAMSONITE name. BEARING INSPECTION, INC. inspects and overhauls jet aircraft engine bearings for customers located worldwide. In January 1999, the Company acquired Atech Turbine Components, Inc., allowing Bearing Inspection to expand into the business of refurbishing the "hot sections" of turbo-prop engines. FSM EUROPE, acquired from Philips Components B.V. in May 1998, manufactures flat shadow masks, a component in color television picture tubes. JADE TECHNOLOGIES SINGAPORE LTD. is a public company based in Singapore and listed on the Stock Exchange of Singapore Dealing and Automated Quotation system. SILLC owns a majority of Jade, with the remainder owned by the public. Jade manufactures stamped and plated integrated circuit leadframes. HURON INC. manufactures value-added precision machined products for the automotive industry. Products include screw machined parts, tubular assemblies, dowels, fittings, shafts and air-conditioning and fuel manifolds. GARDEN STATE TANNING, INC. is a leading manufacturer of high quality leather upholstery products, primarily for installation as automotive seating and trim. LEON PLASTICS, INC. manufactures molded plastic parts and assemblies for the automotive industry. Its products range from plastic console and instrument panel components to functional components such as complete rear door panels.

    REXAIR INC. is a leading manufacturer of premium vacuum cleaner systems. Its RAINBOW vacuum cleaners collect dirt particles by means of a water filtration and separator system. Rexair distributes the RAINBOW and its accessories through a network of independent authorized distributors and subdistributors. Sales to consumers are made through in-home demonstrations by sales representatives and are typically arranged by referrals from other consumers. In fiscal 2000 and 1999, Rexair had sales of $110 million and $120 million, respectively. In fiscal 2000 and 1999, sales in the United States and Canada accounted for approximately 48% and 47%, respectively, of Rexair's total unit sales. The remaining sales were spread over a number of foreign markets, with significant sales made in Portugal, Austria, Japan and Poland. In the domestic market, the vacuum cleaner industry is mature and highly competitive. Rexair also experiences competition in recruiting its distributors. In addition, its distributors experience competition in recruiting and retaining sales representatives. The Company estimates that over 60% of the purchases of Rexair products in the United States are financed either by independent consumer finance companies or, to a lesser extent, by the independent distributors. The inability to maintain or increase its independent distribution network or the unavailability of consumer credit could have a material adverse effect on Rexair's business, financial condition and result of operations.

    On March 24, 2000, Rexair sold newly issued shares to SILLC representing, after issuance, 75% of the equity interest in Rexair. The Company received approximately $195 million in cash and retained a 25% direct equity interest in Rexair.

    As part of the Rexair transaction, the Company guaranteed Rexair's new
$200 million credit facility (the "Rexair Facility") that matures on March 24, 2005. However, Rexair is primarily responsible for the repayment of indebtedness under the Rexair Facility. The Rexair Facility provides that all Rexair free cash flow, as defined, must be used to repay the outstanding balance of the Rexair Facility. At September 30, 2000, the outstanding balance on the Rexair Facility was approximately $181 million. As a result of the Rexair transaction, the Company recorded a deferred gain, which will be deferred until the release of the guarantee of the Rexair Facility. The Company's 25% share of the net liabilities of Rexair and the deferred gain totaling $82 million are included in the balance sheet caption "Other liabilities".

    The Company's retained interest in Rexair is accounted for under the equity method of accounting subsequent to the March 24, 2000 disposal date.

INVESTMENTS

    The Company has an equity interest in SILLC and Rexair. These investments were retained as part of the disposition of a majority equity interest in its Diversified segment on March 24, 2000. The Company has a 15.8% common equity interest in SILLC and a preferred equity interest with a stated value of approximately $18 million. This investment is included in the balance sheet caption "Other assets". The Company's 25% share of the net liabilities of Rexair and the deferred gain, totaling $82 million is included in the balance sheet caption "Other liabilities". The Company's retained interest in SILLC and Rexair is accounted for under the equity method of accounting subsequent to the March 24, 2000 disposal date. The Company recorded equity in earnings in investee of approximately $3 million in fiscal 2000.

COMPETITION

    The Company competes in mature and highly competitive industries on the basis of brand identification, quality, price, marketing and distribution approaches. In some industries, certain competitors have greater market share or product breadth in a given market than the Company.

BACKLOG ORDERS

    The Company's backlogs believed to be firm as of September 30, 2000 and 1999 were as follows:

                                                                     AS OF
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                 (IN MILLIONS)
Bath and Plumbing Products..................................    $ 68       $101
Lighting Corporation of America.............................      79         82
Hardware and Tools..........................................      15          9
Diversified.................................................      --         55
                                                                ----       ----
Total Backlogs..............................................    $162       $247
                                                                ====       ====

    The fiscal 1999 backlog information for Bath and Plumbing Products, Hardware and Tools and Diversified includes $29 million, $2 million and $55 million, respectively, relating to businesses which were sold in fiscal 2000.

EXPORT AND INTERNATIONAL OPERATIONS

    Certain of the Company's domestic businesses generate revenue from export sales and/or revenue from operations conducted outside the United States. Export sales amounted to 6%, 9% and 9% of total revenues in fiscal 2000, 1999 and 1998, respectively, principally reflecting sales by Rexair to foreign distributors of Rainbow products in numerous countries, and sales by Garden State Tanning to Japanese automobile manufacturers prior to their March 24, 2000 disposal. Revenue from foreign operations amounted to 27%, 23% and 20% of total revenues in fiscal 2000, 1999 and 1998, respectively, principally reflecting certain Jacuzzi operations, Spear & Jackson and SiTeco. Identifiable assets of foreign operations represented approximately 22%, 31% and 23% of total identifiable assets at September 30, 2000, 1999 and 1998, respectively. Foreign identifiable assets principally reflect certain assets of Jacuzzi, Spring Ram, SiTeco and Spear & Jackson. Certain businesses obtain a significant amount of finished goods from unaffiliated suppliers in East Asia.

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

EMPLOYEES

    As of September 30, 2000, the Company had approximately 18,505 employees (excluding employees of companies in which the Company holds equity interests). Approximately 39% of such employees were represented by unions. The Company believes that the relations of its operating subsidiaries with employees and unions are satisfactory.

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

    A number of present and former operating units of the Company have been named as Potentially Responsible Parties ("PRPs") at 13 Superfund sites under CERCLA or comparable state statutes in a number of federal and state proceedings. In each of these matters the operating unit of the Company is working with the governmental agencies involved and other PRPs to address environmental claims in a responsible and appropriate manner. Under CERCLA and other similar statutes, any generator of hazardous waste sent to a hazardous waste disposal site is potentially responsible for the clean-up, remediation and response costs required for such site in the event the site is not properly closed by its owner or operator, irrespective of the amount of waste which the generator sent to the site. No information currently available reasonably suggests that projected expenditures associated with these proceedings, whether for any single site or for those in the aggregate, will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

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

    At September 30, 2000, the Company had accrued approximately $11 million for various environmental related liabilities of which the Company is aware. The Company believes that the range of liability which is reasonable for such matters is between approximately $3 million and $13 million. The Company cannot predict whether future developments in laws and regulations concerning environmental protection or unanticipated enforcement actions, particularly with respect to environmental standards, will require material capital expenditures or otherwise affect its financial condition, results of operations or cash flows in a materially adverse manner, or whether its operating units will be successful in meeting future demands of regulatory agencies in a manner which will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

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

EXECUTIVE OFFICERS

    The executive officers of the Company are as follows:

NAME                                                      POSITION
----                            ------------------------------------------------------------
David H. Clarke...............  Chairman of the Board and Chief Executive Officer
James O'Leary.................  Executive Vice President
Dorothy E. Sander.............  Senior Vice President--Administration
John W. Dean III..............  Vice President, Chief Financial Officer and Treasurer
Steven C. Barre...............  Vice President, General Counsel and Secretary
Diana E. Burton...............  Vice President--Investor Relations
Nicola Rossi..................  Corporate Controller

    DAVID H. CLARKE, 59, has served as Chairman of the Board and Chief Executive Officer of the Company since the Demerger. Mr. Clarke was Vice Chairman of Hanson from 1993 until the Demerger, Deputy Chairman and Chief Executive Officer of Hanson Industries, the U.S. arm of Hanson, from 1992 until the Demerger and a Director of Hanson from 1989 until May 1996. Mr. Clarke is a director of Fiduciary Trust International, a public company engaged in investment management and administration of assets for individuals.

    JAMES O'LEARY, 37, has served as Executive Vice President since
September 1, 1999 and was Senior Vice President and Chief Financial Officer from June 1998. He served as Corporate Controller of the

Company from the Demerger until June 1998 and was elected as a Vice President in January 1996. Mr. O'Leary served as Group Controller for certain consumer and industrial products businesses of Hanson Industries from September 1994 until the Demerger.

    DOROTHY E. SANDER, 47, has served as Senior Vice President--Administration since June 1998. Previously she had served as Vice President--Administration of the Company since the Demerger. Ms. Sander served as Vice President--Administration and Benefits of Hanson Industries from 1991 until the Demerger and as an Associate Director of Hanson PLC from 1993 until the Demerger. She is a member of the Advisory Board of the Bank of New York and the Board of Editors of "HR-Law and Practice" magazine.

    JOHN W. DEAN III, 44, has served as Vice President, Chief Financial Officer and Treasurer since October 4, 1999. Previously, Mr. Dean was with Rubbermaid Incorporated from 1988 to 1999, where he served as Vice President and Treasurer since 1991. His most recent assignment was Vice President, Chief Financial Officer of Rubbermaid Europe.

    STEVEN C. BARRE, 41, has served as Vice President, General Counsel and Secretary since April 1, 2000. Previously, he served as Associate General Counsel since its 1995 demerger from Hanson. Prior thereto, Mr. Barre served as Associate General Counsel of Hanson Industries.

    DIANA E. BURTON, 55, has served as Vice President--Investor Relations of the Company since the Demerger. From January 1995 through the Demerger, Ms. Burton served as an investor relations consultant to Hanson Industries. For the balance of the past five years, she was a Vice President of Marine Harvest International, Inc. ("Marine Harvest"), a company engaged in the farming and distribution of seafood products, with principal responsibility for administration and investor relations.

    NICOLA ROSSI, 34, has served as Corporate Controller since April 1, 2000 and was Assistant Corporate Controller from June 1999. Previously, he was Director of Corporate Accounting for the Great Atlantic & Pacific Tea Company, Inc. from November 1995 through May 1999.

ITEM 2.  PROPERTIES

    The Company owns 116 and leases 164 properties, none of which has value that is significant in relation to the Company's assets as a whole. The Company develops, manages and disposes of its excess properties through its wholly-owned subsidiary, USI Properties, Inc.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company did not submit any matter to a vote of its security holders during the fourth quarter of fiscal 2000.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTTERS

(a) Market Information.

    The Company's Common Stock is traded on the NYSE under the symbol USI. The following table sets forth, for the fiscal periods indicated, the high and low closing sales price per share of Common Stock as reported by the NYSE.

                                                  FISCAL 2000           FISCAL 1999
                                              -------------------   -------------------
                                                HIGH       LOW        HIGH       LOW
                                              --------   --------   --------   --------
First Quarter...............................   $16.25     $13.06     $18.38     $11.81
Second Quarter..............................   $14.63     $10.75     $20.19     $16.00
Third Quarter...............................   $15.00     $10.81     $19.19     $16.31
Fourth Quarter..............................   $14.19     $ 9.94     $17.06     $15.50

(b) Holders.

    As of November 27, 2000, there were approximately 20,818 record holders of Common Stock. The closing price per share of Common Stock as reported by the NYSE on such date was $6.75.

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

DIVIDEND RECORD DATE                                       DIVIDEND PAYMENT DATE
--------------------                                       ---------------------
December 31, 1999........................................  January 21, 2000
March 31, 2000...........................................  April 21, 2000
June 30, 2000............................................  July 21, 2000
September 29, 2000.......................................  October 20, 2000

ITEM 6.  SELECTED FINANCIAL DATA

    The following tables sets forth the consolidated historical selected financial data of the Company.

                                                            FOR THE FISCAL YEARS ENDED SEPTEMBER 30,
                                                      ----------------------------------------------------
                                                      2000(1)    1999(2)    1998(3)      1997       1996
                                                      --------   --------   --------   --------   --------
                                                                            (IN MILLION, EXCEPT PER SHARE)
Income Statement Data:
Net Sales...........................................   $3,088     $3,429     $3,135     $2,521     $2,169
Operating income(4).................................       88        303        142        268        238
Income from continuing operations...................       36        154          3        125        103
Net income (loss)...................................       36        141        (44)       252        138
Income from continuing operations per share
  Basic.............................................     0.44       1.67       0.03       1.35       1.08
  Diluted...........................................     0.43       1.64       0.03       1.31       1.06
Net income (loss) per share
  Basic.............................................     0.44       1.53      (0.46)      2.73       1.45
  Diluted...........................................     0.43       1.51      (0.45)      2.64       1.42
Cash dividend declared per share(5).................     0.20       0.20       0.20       0.05         --
Balance Sheet Data (at period end):
Cash and cash equivalents...........................   $   25     $   58     $   44     $   67     $   57
Working capital.....................................      546        834        876        731        779
Total assets........................................    2,492      3,028      2,776      2,499      2,477
Total debt..........................................    1,055      1,267        966        746        930
Stockholders' equity................................      754        920        960        950        758

------------------------

(1) Fiscal 2000 includes goodwill impairment, restructuring and other related after-tax charges of $120 million to 1) close the former Zurn Industries corporate office, 2) eliminate certain products lines, write-down inventory and other related costs at the U.S. Brass operations, 3) recognize goodwill and asset impairment at the European HVAC operations, and 4) recognize goodwill impairment at Spear & Jackson. Fiscal 2000 also includes after-tax credits of $25 million related to the gain on the Diversified Transactions. In addition, fiscal 2000 includes a $20 million reversal of tax contingencies related to the demerger from Hanson plc.

(2) Fiscal 1999 includes $9 million after-tax restructuring and other related costs in conjunction with severance for certain senior executives, the closure of a manufacturing facility and the elimination of product lines. Fiscal 1999 also includes a $6 million tax benefit from the resolution of prior years tax issues.

(3) Fiscal 1998 includes $131 million after-tax charges of goodwill impairment, restructuring and other related costs, $7 million after-tax charges to write-off interest rate protection agreements, $34 million after-tax charges to discontinue a business, and $5 million after-tax charges associated with the refinancing of Zurn's outstanding indebtedness, totaling $177 million.

(4) The operating income for fiscal 1999 and 1998 includes $7 million and $3 million, respectively, of equity losses from the Company's investment in UPI. The equity losses noted above, include charges associated with impairments of UPI and its subsidiaries of $6 and $4 million, respectively. UPI was disposed of as part of the sale of the Diversified segment.

(5) Cash dividends exclude dividends declared and paid by Zurn prior to the Merger.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The Company's operations are grouped into three segments: Bath and Plumbing Products, Lighting Corporation of America and Hardware and Tools. The Company completed the disposition of a majority interest in the Diversified segment on March 24, 2000. During fiscal 1999, certain businesses were reclassified from Hardware and Tools to Diversified. This change reflects the Company's internal management reporting structure. Accordingly, all prior periods presented have been restated to conform to this presentation. The results of all operations sold and classified as discontinued are excluded from the table and discussion below. (See Note 4 to the Consolidated Financial Statements.)

                                                        FOR THE FISCAL YEARS ENDED
                                                              SEPTEMBER 30,
                                                      ------------------------------
                                                        2000       1999       1998
                                                      --------   --------   --------
                                                              (IN MILLIONS)
NET SALES
  Bath and Plumbing Products........................   $1,390     $1,303     $1,105
  Lighting Corporation of America...................      812        805        766
  Hardware and Tools................................      472        462        375
  Diversified.......................................      414        859        889
                                                       ------     ------     ------
    TOTAL NET SALES.................................   $3,088     $3,429     $3,135
                                                       ======     ======     ======
OPERATING INCOME (LOSS)(1)(2)(3)
  Bath and Plumbing Products........................   $   71     $  150     $   93
  Lighting Corporation of America...................       43         46         52
  Hardware and Tools................................      (47)        37         (3)
  Diversified(4)....................................       35         88         32
                                                       ------     ------     ------
                                                          102        321        174
Corporate expenses..................................      (14)       (18)       (32)
                                                       ------     ------     ------
    TOTAL OPERATING INCOME..........................   $   88     $  303     $  142
                                                       ======     ======     ======

------------------------

(1) Operating income for fiscal 2000 includes goodwill impairment, restructuring and other related costs of $164 million. Accordingly, operating income
    (loss) for Bath and Plumbing Products and Hardware and Tools includes charges of $80 and $84 million, respectively.

(2) Operating income for fiscal 1999 includes restructuring and related charges of $15. Accordingly, operating income for Bath and Plumbing Products, Lighting Corporation of America, and Diversified includes charges of $5, $3 and $7 million, respectively.

(3) Operating income (loss) for fiscal 1998 includes goodwill impairment and restructuring costs of $142 million and product costs in connection with the restructuring of approximately $11 million. Accordingly, operating income
    (loss) for Bath and Plumbing Products, Lighting Corporation of America, Hardware and Tools, Diversified and Corporate expenses include goodwill impairment, restructuring and other related charges of $40, $3, $32, $71 and $7 million, respectively.

(4) Operating income for Diversified includes $7 million and $3 million, for fiscal 1999 and 1998, respectively, of equity losses from the Company's investment in UPI. The equity losses include charges associated with impairments of UPI and its subsidiaries of $6 and $4 million, respectively. UPI was disposed of as part of the sale of the Diversified segment.

FISCAL 2000 COMPARED TO FISCAL 1999

    The Company had sales of $3,088 million in fiscal 2000, a decrease of $341 million (9.9%). The operating income for fiscal 2000 was $88 million compared to $303 million for fiscal 1999. The current year results include approximately six months of operations from the disposed Diversified segment compared to twelve months of operations in the same period of the prior years. The fiscal 2000 operating income includes restructuring, goodwill impairment and other related charges of $164 million and the fiscal 1999 operating income includes restructuring and other related charges of $15 million. Excluding these charges, operating income would have been $252 million in fiscal 2000 compared to $318 million in fiscal 1999, decrease of $66 million (20.8%).

BATH AND PLUMBING PRODUCTS

    Bath and Plumbing Products had sales of $1,390 million and operating income of $71 million, which includes charges of $80 million to close the former Zurn Industries corporate office, goodwill and property, plant and equipment impairment, and restructuring charges related to the European HVAC and U.S. Brass operations. This compares to sales of $1,303 and operating income of $150 million in the prior year, which includes severance charges from the release of a senior executive of $5 million. Excluding these charges from both years, operating income would have been $151 million in the current year and $155 million in the prior year, a decrease of 2.6%. The increase in sales is primarily attributable to the full year inclusion of Spring Ram, acquired in July 1999, Gatsby Spas, acquired in June 1999, and an increase in the U.S. bath and spa businesses, partially offset by the lost contribution from the disposal of the water resource and fire protection businesses, and unfavorable currency translation. Operating income decreased due to lost contribution from the water resource and fire protection businesses, shortfalls from both the North American and European HVAC businesses as well as a shortfall at the Eljer operations, and unfavorable currency translation, partially offset by the full year inclusion of Spring Ram and Gatsby Spas.

LIGHTING CORPORATION OF AMERICA

    Lighting Corporation of America had fiscal 2000 sales of $812 million and operating income of $43 million which includes $4 million of charges associated with the discontinuance of an unprofitable residential product line and SKU rationalization and other costs at the commercial indoor business. This compares to sales of $805 million and operating income of $46 million in fiscal 1999 which includes unusual charges of $3 million related to inventory losses in connection with exiting certain commercial product lines and executive severance costs. Excluding the above-mentioned charges, operating income was $47 million in the current year and $49 million in the prior year. The increase in sales is primarily due to the full year inclusion of Dual-Lite, acquired in March 1999, strength in the commercial and institutional outdoor lighting businesses partially offset by the discontinuance of a residential product line and unfavorable currency translation. The operating income increase is due to the full year inclusion of Dual-Lite and improvement at the European lighting business in spite of the effect of unfavorable currency translation, partially offset by lower profitability at the commercial indoor businesses.

HARDWARE AND TOOLS

    Hardware and Tools had fiscal 2000 sales of $472 million and operating loss of $47 million. The fiscal 2000 operating loss includes a pretax goodwill impairment charge of $84 million at the U.K. operations. Excluding the $84 million goodwill impairment charge, operating income for fiscal 2000 was $37 million. This compares to fiscal 1999 sales of $462 million and an operating income of $37 million. The increase in sales is mainly attributable to the full year inclusion of True Temper, acquired in March 1999, partially offset by lost sales contribution from the divestiture of the ladder business. Operating income from the full year inclusion of True Temper and related synergies was fully offset by lower margins at Ames, weakness at the U.K. operations, and lost contribution from the ladder business.

DIVERSIFIED

    The Diversified results for fiscal 2000 was comprised of approximately six months of operations through the disposal date of March 24, 2000, as compared to the prior year results which included a full twelve months of operations. Diversified had fiscal 2000 sales of $414 million and operating income of $35 million. This compares to fiscal 1999 sales of $859 million and operating income of $88 million, which includes restructuring and other related charges of $7 million. The fiscal 1999 charges include (i) losses, closure and inventory and other related costs from exiting an unprofitable window operation and
(ii) severance, impairment and obsolescence charges from the closure of a manufacturing facility which produced infant's and children's footwear. The fiscal 1999 charges are partially offset by favorable adjustments to the charges established in fiscal 1998 at the Company's vacuum cleaner and textile operations. Excluding these charges, operating income in fiscal 1999 would have been $95 million.

    The Company, for fiscal 2000, recorded equity earnings of approximately
$3 million with respect to its retained interest in the Diversified segment and is included in the statement of operations caption "Equity earnings in investee."

    CORPORATE EXPENSES

    Corporate expenses include $2 million of costs in 1999 incurred in conjunction with the Company's previously planned spin-off of its Diversified segment which was abandoned in January 2000. The decrease in corporate expenses, excluding the above mentioned charges, reflects the reduction of corporate employees who became employed by SILLC as a result of the Diversified Transactions and the termination of the Company's previous President and Chief Operating Officer.

    GOODWILL IMPAIRMENT AND RESTRUCTURING

    During fiscal 2000, the Company conducted a strategic review of certain operations in the Bath and Plumbing segment. As a result of this strategic review, the Company decided to dispose of the European HVAC operation and to exit three product lines at its U.S. Brass operation. In reaching this decision, the Company considered the profitability of these operations, the fact that the Company was not a market leader in these businesses, and the fact that significant investment would be required in order to make these businesses competitive with no assurance of a reasonable return on this investment.

    In September 2000, the Company wrote down the net assets of its European HVAC operation by recording a charge of $42 million, comprised of $24 million of goodwill impairment and $18 million of fixed asset impairments. In addition, the Company also incurred $4 million in inventory related charges. The European HVAC operation was subsequently sold in November 2000 for approximately $8 million, which represented its approximate book value at that time.

    In September 2000, the Company announced that it was exiting its Valley line of faucets, the Eastman line of connectors and its Sanitary Dash line of under the sink pipes. Accordingly, the Company recorded severance and commitment costs of $4 million and a goodwill impairment charge of $1 million. In addition, the Company also recorded inventory charges of $16 million as a result of the discontinuance of the three product lines. The restructuring plan includes the closure of two manufacturing facilities in Abilene and Plano, Texas and the termination of approximately 335 employees. The Company anticipates selling its current inventory and will complete its remaining in-process inventory during the first quarter of fiscal 2001. Accordingly, the Company anticipates recording additional accelerated depreciation in the first quarter of fiscal 2001 of approximately $5 million related to the revised useful lives of fixed assets. Upon completion, all remaining machinery and equipment will be disposed of and the vacated facilities will be sold.

    In January 2000, a decision was made to close the former Zurn Industries corporate office in Dallas, Texas which resulted in the termination of 30 employees. The Company recorded a charge of $13 million relating to this decision, which included severance costs of $2 million, costs of $9 million for a lease expiring November 2007, and a write-off of $2 million relating to leasehold improvements and other fixed assets. As a result, the Company anticipates annual savings of approximately $3 million.

    Due to indications of impairment based on the additional consideration paid for Spear & Jackson and its current operating results, the Company evaluated the recoverability of the Spear & Jackson goodwill in accordance with its accounting policy as described in Note 2. In evaluating for impairment under its accounting policy, the Company first reviewed for impairment under the requirements of SFAS No. 121. The Company's estimate of undiscounted future cash flows of Spear & Jackson indicated there was no impairment of Spear & Jackson's long-lived assets and associated goodwill; however, the enterprise level assessment of the recoverability of Spear & Jackson's goodwill indicated the goodwill was impaired. In arriving at the fair value of Spear & Jackson, the Company considered a number of factors including 1) competition from less expensive imports; 2) declining margins on exports; 3) general decline in the industrial sector in the United Kingdom 4) Spear & Jackson's long-term financial plan and
5) analysis of values for similar companies. In determining the amount of the impairment, the Company compared the net book value to the estimated fair values of Spear & Jackson. Based on the above, the Company recorded an impairment charge to the goodwill of Spear & Jackson of $84 million in September 2000. The effect of this charge will reduce future goodwill amortization by approximately $2 million per annum.

    During the third quarter of fiscal 1999, the Company's footwear operations expanded its 1998 restructuring plan and closed a second domestic manufacturing facility. The closure of the second facility was completed by June 1999, and production was outsourced to offshore vendors. The total charges amounted to $2 million and were comprised of the costs of terminating 110 employees and the write-off of impaired fixed assets. In addition, the Company incurred inventory obsolescence related costs of $1 million in connection with the closure of the manufacturing facility. In the first quarter of fiscal 2000, the Company sold certain assets of the footwear operations for approximately book value.

    Also, during fiscal 1999, the Company recorded an additional $13 million in non-recurring charges. The Bath and Plumbing segment recorded a $5 million severance charge relating to a senior executive, while the Lighting Corporation of America segment recorded a $1 million severance charge for a senior executive and a $2 million charge related to the discontinuance of the controls product line. The Diversified segment incurred $5 million in charges and losses related to the closure of an unprofitable window operation.

    The 1998 and 1999 restructuring at a number of facilities, which began during the third quarter of fiscal 1998, was substantially completed during fiscal 1999. In addition, during the third and fourth quarters of fiscal 1999, the Company reduced certain severance reserves by $1 million, primarily due to voluntary departures prior to final termination which resulted in lower severance costs.

    The restructuring did not have a significant impact on the ongoing operations during the periods that manufacturing was transitioned from the facilities to be closed. The expected benefits from the restructuring were primarily reduced depreciation, reduced fixed costs associated with leased facilities and reduced compensation costs. The final anticipated benefit will be approximately $8 million per annum and realized subsequent to the completion of all restructuring plans. The company realized approximately 50% of the annual benefit in fiscal 1999 and substantially all of the benefit in fiscal 2000.

    The principal components of the goodwill impairment and restructuring costs are:

                                                                2000        1999
                                                              --------   ----------
                                                                  (IN MILLIONS)
Impairment of goodwill......................................    $109     $       --
Lease obligations and impairment of equipment...............      30              1
Severance and related costs.................................       5             --
                                                                ----     ----------
    Total...................................................    $144     $        1
                                                                ====     ==========
Cash charges................................................    $ 16     $        1
Non-cash charges............................................     128             --
                                                                ----     ----------
    Total...................................................    $144     $        1
                                                                ====     ==========

    The accrued liabilities relating to the cash restructuring charges are detailed as follows:

                                                       LEASE AND                   MERGER
                                                       CONTRACT     SEVERANCE    AND OTHER
                                                        RELATED    AND RELATED    RELATED      TOTAL
                                                         COSTS        COSTS        COSTS       COSTS
                                                       ---------   -----------   ----------   --------
                                                                        (IN MILLIONS)
Balance at September 30, 1998........................     $ 4          $ 16         $  2        $ 22
1999 activity:
  Cash payments......................................      (2)          (11)          (2)        (15)
  Adjustments........................................      --            (1)          --          (1)
  Fiscal 1999 charges................................       1             1           --           2
                                                          ---          ----         ----        ----
Balance at September 30, 1999........................       3             5           --           8
2000 activity:
  Cash payments......................................      (4)           (4)          --          (8)
  Reserves of Diversified Companies sold.............      --            (1)          --          (1)
  Fiscal 2000 charges................................      11             5           --          16
                                                          ---          ----         ----        ----
Balance at September 30, 2000........................     $10          $  5         $ --        $ 15
                                                          ===          ====         ====        ====

    The Company expects the remaining cash charges to be paid by the respective lease termination dates not to exceed seven years and severance agreements are expected to be paid within two years.

    In fiscal 2000, in addition to the $144 million of goodwill impairment and restructuring charges, the Company incurred $20 million of costs related to the elimination of product lines and the reduction of manufacturing facilities at the restructured operations. After an income tax benefit of $44 million, these charges reduced fiscal 2000 income from continuing operations by $120 million.

    At September 30, 2000, approximately $9 million of the reserve is included in the balance sheet caption "Accrued expenses and other liabilities", while the remaining $6 million is recorded in the balance sheet caption "Other liabilities". At September 30, 1999, approximately $7 million of the reserve is included in the balance sheet caption "Accrued expenses and other liabilities", while the remaining $1 million is recorded in the balance sheet caption "Other liabilities".

    OTHER INCOME (EXPENSE), NET

    Other income (expense), net was an (expense) of $4 million for fiscal 2000, compared to income of $14 million in fiscal 1999. Included in fiscal 2000 other income (expense), net are charges related to the ladder business disposed in October 2000, $1 million in charges related to the abandoned sale of the lighting segment, partially offset by $3 million gain on real estate sales. The prior year amount primarily relates to $14 million of real estate gains.

    INTEREST AND TAXES

    Interest expense was $86 million for fiscal 2000, a $5 million (6.2%) increase from fiscal 1999. The increase is due to higher average levels of outstanding debt coupled with higher average interest rates. The increase in debt level is primarily attributable to the Company's share repurchase program, partially offset by proceeds from the sale of a majority equity interest in the Diversified segment. Interest income was $17 million for fiscal 2000, a $12 million increase from fiscal 1999. The increase in interest income is primarily due to interest earned on the 12% senior notes received from the sale of a majority equity interest in the Diversified segment.

    The provision for income taxes was $21 million on pre-tax income of $57 million (a 36.8% effective rate) for fiscal 2000 compared to $87 million on pre-tax income of $241 million (a 36.1% effective rate) for fiscal 1999. Fiscal 2000 includes a $20 million benefit relating to a reversal of tax contingencies related to the demerger from Hanson plc and no benefit from the goodwill write-off of the European HVAC business. The fiscal 1999 provision for income taxes includes a $6 million benefit relating to the settlement of certain fiscal 1998 tax issues. Excluding the benefits and non-deductible goodwill write-off, the effective rate would have been approximately 39% for both years.

    DISPOSITION OF BUSINESSES AND DISCONTINUED OPERATIONS

    In November 2000, the Company sold its European HVAC business. The cash consideration received for this business totaled $8 million, which approximated carrying value.

    On March 24, 2000, in two separate transactions (the "Diversified Transactions"), the Company disposed of a majority equity interest in its Diversified segment. The consideration for the Diversified Transactions included a combination of cash and notes.

    In the first transaction, the Company disposed of the following subsidiaries: Atech Turbine Components Inc.; Bearing Inspection, Inc.; BiltBest Products, Inc.; EJ Footwear Corp. (including Georgia Boot Inc. and Lehigh Safety Shoe Co.); Garden State Tanning Inc.; Huron Inc.; Jade Holdings Pte Ltd (including Jade Technologies Singapore Ltd and FSM Europe B.V.); Leon Plastics Inc.; Native Textiles Inc.; and SCF Industries Inc.

    The Company received gross proceeds of approximately $203 million and approximately $209 million aggregate principal amount of 12% (12.5% effective August 18, 2000) senior notes (the "Senior Notes") due 2007 issued by Strategic Industries, LLC ("SILLC"), and, in addition, SILLC assumed approximately
$8 million of existing bank debt of USI. The Company retained a preferred equity interest in SILLC having a stated value of approximately $20 million and a 17.7% common equity interest SILLC. The Company currently has a representative on the SILLC board. As of August 18, 2000, the Company has the right to market and sell the Senior Notes. At the date of the transaction the Senior Notes were recorded at their fair value and are included in the balance sheet caption "Other Assets". As result of this transaction, the Company recorded a pre-tax gain of $38 million.

    In August 2000, the Company sold $25 million of the Senior Notes, approximately $2 million of the stated value of the retained preferred equity interest and approximately 1.9% of the retained common equity interest. This transaction resulted in a pre-tax gain of approximately $1 million.

    In the second transaction, Rexair, Inc. ("Rexair"), which manufactures "Rainbow" brand vacuum cleaners, sold newly issued shares to SILLC representing, after issuance, 75% of the equity interest in Rexair. The Company received approximately $195 million in cash and retained a 25% direct equity interest in Rexair.

    As part of the Rexair transaction, the Company guaranteed Rexair's new
$200 million credit facility (the "Rexair Facility") that matures on March 24, 2005. However, Rexair is primarily responsible for the repayment of indebtedness under the Rexair Facility. The Rexair Facility provides that all Rexair free cash flow, as defined, must be used to repay the outstanding balance of the Rexair Facility. At September 30, 2000, the outstanding balance on the Rexair Facility was approximately $181 million. As a result of the Rexair transaction, the Company recorded a deferred gain which will be deferred until the release of the guarantee of the Rexair Facility. The Company's 25% share of the net liabilities of Rexair and the deferred gain totalling $82 million are included in the balance sheet caption "Other liabilities".

    The Company's retained interest in SILLC and Rexair is accounted for under the equity method of accounting. The Company recorded equity earnings of approximately $3 million in fiscal 2000.

    In the second quarter of fiscal 2000, the Company sold its fire protection businesses. The cash consideration received for these businesses totaled approximately $23 million, which approximated their carrying value. The results of the fire protection businesses were included in the Bath and Plumbing segment until the date of disposal.

    During the first quarter of fiscal 2000, the Company disposed of assets relating to its ladder operations and the infant and children footwear operation. The total proceeds of these separate transactions were $17 million, which approximated their carrying value. The Company has retained certain product liabilities of the ladder operations. The results of the ladder operations and the infant and children footwear operations were included in the Hardware and Tools and Diversified segments, respectively, until the date of disposal.

    In September 1999, the Company sold the assets of the water resource construction business for approximately $11 million, which approximated book value. The results of the water resource businesses were included in the Bath and Plumbing segment until the date of disposal.

    The Company adopted a formal plan to dispose of The Ertl Company Inc. ("Ertl") in the second quarter of fiscal 1999. Ertl was sold in April 1999 for proceeds of approximately $95 million which resulted in an after-tax loss of $13 million. The Company has restated its financial statements to reflect this business as a discontinued operation.

    During April 1999, the Company completed the sale of its investment in Teardrop Golf which resulted in a $1 million after-tax gain. In January 1999, the Company completed the sale of its remaining interest in the Power Systems business for proceeds of approximately $30 million. No gain or loss was realized upon the transaction.

FISCAL 1999 COMPARED TO FISCAL 1998

    The Company had sales of $3,429 million in fiscal 1999, an increase of $294 million (9.4%). The operating income for fiscal 1999 was $303 million compared to $142 million for fiscal 1998. The fiscal 1999 operating income includes restructuring and other related charges of $15 million and the fiscal 1998 operating income includes goodwill impairment, restructuring and other related charges of $153 million. Excluding these charges, operating income would have been $318 million in fiscal 1999 compared to $295 million in fiscal 1998, an increase of $23 million (7.8%).

BATH AND PLUMBING PRODUCTS

    Bath and Plumbing Products had sales of $1,303 million and operating income of $150 million, which includes severance charges from the release of a senior executive of $5 million. This compares to sales of $1,105 million and operating income of $93 million in fiscal 1998, which includes goodwill impairment, restructuring and related charges of $40 million. The fiscal 1998 charges of $40 million were incurred in connection with (i) the Merger, including investment banking, legal and accounting fees as well as change in control payments to certain Zurn employees, (ii) the closure of a manufacturing facility, (iii) the consolidation of several distribution centers between the Jacuzzi and Zurn operations and (iv) the cost of eliminating duplicate administrative functions resulting from the Merger. Excluding these charges from both years, operating income would have been $155 million in the fiscal 1999 and $133 million in fiscal 1998, an increase of 16.5%. The increases, before the above mentioned charges, were attributable to significantly higher sales and operating income in the U.S. and European bath and spa operations, higher sales and operating income in behind-the-wall plumbing products particularly in Canada, the acquisitions of Gatsby Spas in June 1999 and Spring Ram in July 1999 and the full year inclusion of Sundance Spas, acquired in June 1998. These increases were partially offset by shortfalls in the South American bath operations due to economic conditions and in the European HVAC business. In September 1999, Bath and Plumbing sold certain assets of its water resource construction business for approximately book value.

LIGHTING CORPORATION OF AMERICA

    Lighting Corporation of America had fiscal 1999 sales of $805 million and operating income of $46 million, which includes unusual charges of $3 million. This compares to sales of $766 million and operating income of $52 million in fiscal 1998 which includes restructuring charges of $3 million. The fiscal 1999 charges relate to inventory losses in connection with exiting certain commercial product lines and executive severance costs while the fiscal 1998 charges related to the closure of two manufacturing facilities. Excluding the above-mentioned charges, operating income would have been $49 million in fiscal 1999 compared to $55 million in fiscal 1998. The increase in sales was primarily due to the inclusion of the March 1999 Dual-Lite acquisition and the continued strength in the residential and architectural outdoor lighting business. The decrease in operating income was due to weakness in the commercial indoor and European lighting businesses partially offset by increases in the residential and architectural outdoor lighting business and the inclusion of Dual-Lite.

HARDWARE AND TOOLS

    Hardware and Tools had fiscal 1999 sales of $462 million and operating income of $37 million. This compares to fiscal 1998 sales of $375 million and an operating loss of $3 million, which includes charges of $32 million. The fiscal 1998 charges include impairments of goodwill and property, plant and equipment in the Company's ladder operations and severance in connection with the consolidation of administrative functions at the ladder operations with Ames. Certain assets of the ladder operations were subsequently sold in October 1999 for approximately book value. Excluding the above-mentioned charges, Hardware and Tools would have had operating income of $29 million in fiscal 1998. The increase in sales was primarily attributable to the March 1999 True Temper acquisition. The increase in operating income was the result of the True Temper acquisition and the elimination of prior year losses at the ladder operation.

DIVERSIFIED

    Diversified had fiscal 1999 sales of $859 million and operating income of $88 million, which includes unusual charges of $7 million. This compares to fiscal 1998 sales of $889 million and operating income of $32 million, which includes goodwill impairment, restructuring and related charges of $71 million. The fiscal 1999 charges include (i) closure and inventory and other related costs from exiting an unprofitable window operation and (ii) severance, impairment and obsolescence charges from the closure of a manufacturing facility which produced infant's and children's footwear. The fiscal 1999 charges are partially offset by favorable adjustments to the charges established in fiscal 1998 at the Company's vacuum cleaner and textile operations. The fiscal 1998 charges include (i) impairments of goodwill at the automotive leather tanning business, (ii) obsolescence, severance and impairment charges at the vacuum cleaner operations incurred in connection with management changes and the changeover to a new model, (iii) severance and impairment charges in the footwear operations incurred in connection with the closure of a manufacturing facility, (iv) severance and other charges in the Company's plastic automotive business incurred in connection with the discontinuance of a business line,
(v) severance, impairment and obsolescence charges incurred in connection with the elimination of a product line in the Company's textile operations and
(vi) obsolescence and other charges incurred in connection with the elimination of a product line at the Company's window operation. Excluding these charges, operating income in fiscal 1999 would have been $95 million, a decrease of $8 million from the fiscal 1998 amount of $103 million. Sales were lower due to the elimination of the unprofitable lace business in the fourth quarter of fiscal 1998, lower sales of automotive leather, vacuum cleaners, and footwear, and the closure of the unprofitable window operation. These decreases were partially offset by increased sales of plastic and fabricated metal automotive parts, the full year inclusion of the shadow mask operation acquired in May 1998, and higher revenues at the aircraft overhaul operation. The decrease in operating income, excluding restructuring charges in both years, was mainly the result of lower profits at the textile business due to severe competitive pressures, and lower profit in the footwear and vacuum cleaner operation. The vacuum cleaner operation's results reflected difficulties associated with the introduction of its new product line and the recruitment of dealers by its distributors. Operating income in the footwear operations decreased due to competitive conditions in the market for safety shoes, and the loss of a key customer for certain lines of infant and children footwear. The infant and children footwear division was sold in December 1999 for approximately book value. These decreases were partially offset by higher operating income from the plastic and fabricated metal automotive parts operations, the favorable settlement of a warranty claim in the fabricated metal automotive business, reduction of goodwill amortization and higher cutting yields at the automotive leather business and the full year inclusion of the shadow mask operation. In addition, the fiscal 1999 operating income includes an impairment charge of the UPI equity investment and one of its subsidiaries which amounted to $6 million while the fiscal 1998 operating income includes a $4 million charge for an impairment of another UPI subsidiary. The comparability of operating income was also affected by a $4 million favorable settlement of environmental obligations at the footwear operation in fiscal 1998.

    CORPORATE EXPENSES

    Corporate expenses in fiscal 1999 include $2 million of costs incurred in conjunction with the Company's previous planned spin-off of its Diversified segment. Corporate expenses in fiscal 1998 include $7 million of charges for severance of certain executive staff and employment costs in connection with the Company's realignment of its business units. The decrease in corporate expenses, excluding the above mentioned charges, reflects the transfer of certain corporate functions to the operating companies.

    GOODWILL IMPAIRMENT AND RESTRUCTURING

    During fiscal 1998 the Company reviewed its long-term strategy for the newly combined entity resulting from the Merger and reviewed each operating company's performance and future prospects. As a result, the Company adopted a plan to improve efficiency and enhance competitiveness. The Company reorganized into four business units:

    - Bath and Plumbing Products

    - Lighting Corporation of America

    - Hardware and Tools

    - Diversified

    Each business unit has full operational and financial responsibility.

    In conjunction with the reorganization into four business units, due to indications of impairment, the Company evaluated the recoverability of certain long-lived assets, primarily goodwill at Garden State Tanning and Keller Ladders. In arriving at the fair value of Garden State Tanning the Company considered a number of factors including: (i) annual price concessions in the automotive industry and Garden State Tanning's inability to reduce costs due to antiquated facilities and equipment, (ii) a dramatic decline in scrap leather prices attributable to the Asian economic crisis, (iii) capital investment that would be required to make Garden State Tanning a lower cost manufacturer,
(iv) Garden State Tanning's long-term financial plan and (v) analysis of values for similar companies. In arriving at the fair value of Keller Ladders the Company considered (i) the impact from the loss of a major customer, (ii) the inability to replace this business due to aggressive competition,
(iii) continued pressure for price concessions from mass merchants, (iv) Keller Ladder's long term financial plan and (iv) analysis of values for similar companies. In determining the amount of the impairment, the Company compared the net book values to the estimated fair values of Garden State Tanning and Keller Ladders. Based on the above, the Company determined that impairments to goodwill of $55 million and $28 million were necessary at Garden State Tanning and Keller, respectively. The reduced goodwill amortization at Garden State Tanning and Keller is $3 million per annum. In October 1999, the Company sold certain assets of Keller Ladders for approximately book value. In March 2000, the Company sold Garden State Tanning as part of the Diversified transactions.

    The 1998 restructuring plan included the closing of certain manufacturing and warehouse facilities in the bath and plumbing products, lighting and footwear operations. The closure of these facilities occurred at various dates throughout 1999. The production and distribution activities of these facilities were either outsourced, relocated off-shore, or consolidated into existing facilities. The restructuring plan included a reduction in the work force by approximately 700 employees which included salaried and administrative employees at the restructured facilities as well as administrative and executive employees. As of September 30, 1999 all employees had been terminated with some employees departing voluntarily prior to final termination. In certain cases severance and related benefits have been or will be paid subsequent to the termination date.

    During the third quarter of fiscal 1999, the Company's previously disposed footwear operations expanded its 1998 restructuring plan and closed a second domestic manufacturing facility. The closure of the second facility was completed by June 1999, with its production being outsourced to offshore vendors. The total charges amounted to $2 million and were comprised of the costs of terminating 110 employees and the write-off of impaired fixed assets. In addition, the Company incurred inventory obsolescence related costs of $1 million in connection with the closure of the manufacturing facility.

    Also, during fiscal 1999, the Company recorded an additional $13 million in non-recurring charges. The Bath and Plumbing segment recorded a $5 million severance charge relating to a senior executive, while the Lighting Corporation of America segment recorded a $1 million severance charge for a senior executive and a $2 million charge related to the discontinuance of the controls product line. The Diversified segment incurred $5 million in charges and losses related to the closure of an unprofitable window operation.

    The restructuring at a number of facilities, which began during the third quarter of fiscal 1998, was substantially completed during fiscal 1999. In addition, during the third and fourth quarters of fiscal 1999, the Company reduced certain severance reserves by $1 million, primarily due to voluntary departures prior to final termination which resulted in lower severance costs.

    The restructuring did not have a significant impact on the ongoing operations during the periods that manufacturing was transitioned from the facilities to be closed. The expected benefits from the restructuring were primarily reduced depreciation, reduced fixed costs associated with leased facilities and reduced compensation costs. The final anticipated benefit will be approximately $8 million per annum and realized subsequent to the completion of all restructuring plans. The Company realized approximately 50% of the annual benefit in fiscal 1999.

    The principal components of the goodwill impairment and restructuring costs are:

                                                                1999       1998
                                                              --------   --------
                                                                 (IN MILLIONS)
Impairment of goodwill......................................    $--        $ 83
Lease obligations and impairment of equipment...............      1          11
Merger, integration and other costs.........................     --          26
Severance and related costs.................................     --          22
                                                                ---        ----
    Total...................................................    $ 1        $142
                                                                ===        ====
Cash charges................................................    $ 1        $ 52
Non-cash charges............................................     --          90
                                                                ---        ----
    Total...................................................    $ 1        $142
                                                                ===        ====

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

    INTEREST AND TAXES

    Interest expense was $81 million for fiscal 1999, a $12 million (17.4%) increase from the prior fiscal year. The increase reflects higher average debt levels principally due to acquisitions and treasury share purchases during fiscal 1999. Interest income was $5 million for fiscal 1999, a $3 million decrease from fiscal 1998.

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

    DISCONTINUED OPERATIONS AND EXTRAORDINARY LOSS

    The Company disposed of The Ertl Company Inc. ("Ertl") in April 1999 for proceeds of approximately $95 million which resulted in an after-tax loss of $13 million. During April 1999, the Company completed the sale of its investment in TearDrop Golf which resulted in a $1 million after-tax gain. In

January 1999, the Company completed the sale of its remaining interest in the Power Systems business for proceeds of approximately $30 million. No gain or loss was realized upon the transaction. In fiscal 1998, the Company recorded an after-tax loss from discontinued operations of $42 million, which primarily consisted of the loss for the Company's outdoor furniture operations, SunLite Casual Furniture ("SunLite"), which was sold in September 1998, and the income of Ertl, the Company's toy operations. When the Company acquired SunLite, in March 1997 for $60 million, it anticipated it would have to reorganize SunLite's manufacturing operation and improve customer relations. SunLite was a seasonal business with a selling season primarily in the second and third fiscal quarters. As the business entered the 1998 selling season, the operations were negatively impacted by manufacturing problems arising from plant consolidations and customer reluctance to place orders. The Company conducted an assessment of the business to determine the future viability of SunLite during the third fiscal quarter. As a result of its assessment, the Company adopted a plan to dispose of SunLite. The Company sold SunLite for a nominal amount and recorded a pre-tax loss in conjunction with impairments of assets and the sale of $41 million.

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

    Net cash provided by operating activities of continuing operations was $21 million and $228 million for fiscal 2000 and 1999, respectively. This reduction was partly due to the March 24, 2000 disposal of the Diversified segment. Due to the seasonal nature of the businesses, the Diversified operations require cash for working capital needs in the first six months of the fiscal year, while in the second six months of the fiscal year these operations generate cash. In addition, the Company experienced increased working capital needs at the Hardware and Tools segment due to a planned move into a new distribution center, while at the Bath and Plumbing segment increased working capital was needed to support sales growth.

    Cash provided by discontinued operations of $24 million for fiscal 1999 was a result of reduced working capital requirements at Ertl.

    Investing activities provided net cash of $277 million and used net cash of $276 million for fiscal 2000 and 1999, respectively. The net cash provided by investing activities for fiscal 2000 primarily consisted of cash proceeds of $402 million received from the sale of a majority interest in the Diversified segment and the sale of the fire protection, children footwear and ladder operations and $8 million from the sale of excess real estate and property, plant and equipment. This was partially offset by net cash of $79 million for capital expenditures, $71 million for the Spear & Jackson plc ("Spear & Jackson") payment and $7 million for other acquisitions. The net cash used by investing activities in fiscal 1999 primarily consisted of $335 million for acquisitions and $108 million for capital expenditures, partially offset by proceeds of $132 million from sales of Ertl, certain assets of the Power System business and the water resources construction business and $34 million in proceeds from the sale of excess real estate and property, plant and equipment.

    Financing activities used net cash of $313 million and provided net cash of $56 million for fiscal 2000 and 1999, respectively. The fiscal 2000 amount primarily consists of net repayments of long-term debt of $157 million, the purchase of $143 million of the Company's common stock for treasury and dividend payments of $16 million. The fiscal 1999 amount included proceeds from long-term debt and notes in excess of repayments of $283 million, offset by dividend payments of $19 million, settlement of an interest rate protection agreement payment of $22 million and the purchase of $190 million of the Company's common stock for treasury.

    The Company believes that cash provided by operations and availability under unused credit facilities and commercial paper program will adequately support cash needs for working capital, capital expenditures for existing businesses and future principal payments on outstanding borrowings.

    Total stockholders' equity decreased $166 million principally due to $143 million in purchases of the Company's common stock for treasury, $36 million for the portion of the Spear & Jackson payment relating to the market value of the Company's common stock price, and dividends declared of $16 million, partially offset by net income of $36 million.

    During fiscal 2000, the Company paid approximately $8 million related to its restructuring plans announced in fiscal 1998, 1999 and 2000 and expects an additional $9 million to be paid in the next 12 months. There have been no material changes in the nature or costs of the restructuring.

    During fiscal 1999, the Board of Directors authorized share repurchase programs aggregating $300 million. In April 2000, the Board of Directors authorized an additional $50 million of share repurchases. As of September 30, 2000, the Company had purchased $289 million of its common stock for treasury under the program, of which $99 million was purchased in fiscal 2000. During June 2000, in a separate transaction authorized and undertaken outside the existing share repurchase program, the Company repurchased all of its common stock held by the former owners of Spear & Jackson for $44 million. During October 1999, the Company entered into equity instrument contracts that were utilized to purchase approximately $40 million of its common stock. At the discretion of the Company, such contracts can be settled in cash, shares or a combination of both, at anytime prior to June 30, 2001. The repurchase program has been and will continue to be, funded from cash provided from operations, proceeds received from the sale of a majority interest in the Diversified segment and available borrowings under the Company's existing credit facilities. Share repurchases are made at prices deemed acceptable to management.

    In December 1997, the Company purchased Spear & Jackson plc ("Spear & Jackson") for $11 million in cash and $96 million in the Company's common stock (3,685,520 shares), resulting in initial goodwill of approximately $63 million. Spear & Jackson manufactures and distributes hand tools, saws, cutting and industrial tools. The purchase price was subject to a cash contingency, payable on or before June 2000. The cash contingency was based upon certain performance criteria and the market value of the Company's stock. The results of Spear & Jackson are included in the Hardware and Tools segment. In June 2000, upon expiration of the contingency period related to the December 1997 acquisition of Spear & Jackson, the Company made additional cash payments of L47 million
($71 million), to the former owners of Spear & Jackson. The share purchase agreement provided for possible additional cash payments by the Company to the former shareholders of Spear & Jackson if the value of the Company's common stock issued as consideration in the transaction at the closing was not equal to the value of the Company's stock at the end of the thirtieth month after the transaction date (which period ended June 3, 2000) and (1) if Spear & Jackson met certain sales targets during that same thirty-month contingency period, or
(2) upon certain other factors. The other factors included the failure (a) of the Company to use Spear & Jackson to distribute internationally the products of Ames, a subsidiary of the Company, (b) of Ames to use Spear & Jackson as a preferred supplier of products not manufactured by Ames, but manufactured by Spear & Jackson, or (c) of the Company to retain the services of a person approved by the former shareholders as the chief executive of Spear & Jackson.

    At the end of a thirty month contingency period, the market value of the Company's stock, which was computed in accordance with the stock purchase agreement by averaging the Company's stock price on the NYSE during the last five trading days of the contingency period, was below the guaranteed amount (i.e. the market value of the Company's stock at the acquisition date), which required the Company to make a $36 million payment. This portion of the payment was recorded as an adjustment to Paid in capital as it was based upon the market value of the Company's common stock price. The remainder of the cash payment ($35 million) was recorded as additional goodwill as it was made in satisfaction of additional contingent consideration based on other criteria set forth in the purchase agreement.

SENIOR NOTES AND CREDIT FACILITIES

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

    The 7.25% Notes and the 7.125% Notes (collectively, the "Notes"), along with the Credit Agreement and Credit Facility described below, are joint and several obligations of USI Global Corp. ("USI Global") and USIAH, and are guaranteed by USI Atlantic (see Note 14). USI Global and USI Atlantic are wholly-owned subsidiaries of USI. The Notes are redeemable at the option of the Company, in whole or in part, at a redemption price equal to the greater of (i) 100% of the principal amount to be redeemed, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the Notes to be redeemed, discounted at a rate based on the yield to maturity of the comparable U.S. Government securities plus a spread (10 basis points for the 7.25% Notes and 50 basis points for the 7.125% Notes) plus, in each case, accrued interest to the date of redemption. The Notes are unsecured but the indentures place restrictions on liens and subsidiary indebtedness.

    The Company has a five year revolving line of credit which had original availability of $750 million (the "Credit Agreement") that terminates on December 12, 2001. The Credit Agreement was permanently reduced by $100 million on December 12, 1999, and will be reduced by an additional $150 million on December 12, 2000. The Credit Agreement includes committed advances and uncommitted bid option advances. The committed advances bear interest based on, at the option of the Company, (i) specified spreads over London Interbank Offer Rate ("LIBOR") or (ii) the higher of the agent bank's reference rate or 50 basis points above the federal funds rate in effect on such date. The spreads on the LIBOR-based borrowings range between 15 and 62.5 basis points, based on the Company's senior unsecured debt rating for the relevant period. At
September 30, 2000 three-month LIBOR was 6.811% per annum and the spread over LIBOR was 22.5 basis points. A facility fee, regardless of the amount utilized, is payable on a quarterly basis in arrears on the full amount of the Credit Agreement. The facility fee ranges between 7.5 and 25 basis points per annum, based upon the Company's senior unsecured debt ratings for the relevant period. At September 30, 2000, the facility fee was 10.0 basis points per annum. The Credit Agreement places restrictions on, among other things, liens, mergers, consolidations and additional indebtedness. Its financial covenants require USI to comply with maximum ratio of total funded debt to capital and a consolidated leverage ratio. The maximum ratios are .60:1.00 and 3.5:1.0, respectively.

    During fiscal 1998, the Company amended the Credit Agreement to allow a portion of the available facility to be used for borrowings in currencies other than the U.S. dollar, to eliminate the previous restriction limiting certain unsecured indebtedness to $200 million, to permit the Merger, and to add USI as a co-obligor. USIAH is the co-obligor, and USI Atlantic is the guarantor of the Credit Agreement.

    At September 30, 2000, the Company had long-term indebtedness of $53 million, $181 million and $5 million, denominated in German marks, British pounds and Dutch guilders, respectively. These borrowings hedge the Company's net investments in several operating companies. The total foreign denominated debt of $239 million was borrowed through the Company's Credit Agreement.

    In April 1999, the Company commenced a $300 million commercial paper program, of which $97 million was outstanding at September 30, 2000. The commercial paper is supported by a $300 million

364-day revolving line of credit ("the Credit Facility"). This Credit Facility was renewed in October 2000 and the new termination date is October 26, 2001. Accordingly, the Company has classified this borrowing as long term. Borrowings under the Credit Facility bear interest at either the agent bank's base rate or LIBOR, plus a margin. Spreads on LIBOR-based borrowing range between 60 and 155 basis points, based on the Company's senior unsecured debt rating for the relevant period. A facility fee, regardless of the amount utilized, is payable on a quarterly basis in arrears on the full amount of the 364-day facility. The facility fee ranges between 12.5 and 40 basis points per annum based on the Company's senior unsecured debt ratings for the relevant period.

    Other short-term borrowings at September 30, 2000 primarily consist of notes payable, which bear interest at a weighted average interest rate of 7.03%, with maturities due within one year. The Company intends to refinance these borrowings under the Credit Agreement and accordingly, the Company has classified these as long term. Uncommitted short-term lines of credit at September 30, 2000, used and unused, total $195 million.

    At September 30, 2000 the Company had current maturities of long-term debt and short-term notes payable aggregating $170 million. At September 30, 2000, subject to the financial covenants, the Company had $510 million of availability both in committed and uncommitted lines of credit. The committed availability amounted to $376 million and was comprised of $173 million of unused credit available under the Credit Agreement and $203 million of unused availability under its 364-day day facility expiring October 26, 2001. The availability under uncommitted short-term lines of credit amounted to $134 million.

    In August 1999, the Company's shelf registration statement on Form S-3 filed with the Commission in order to register $600 million in debt securities became effective. The Company expects to issue debt securities covered by this registration statement in future periods depending on market conditions.

    On September 14, 2000 the Company announced that its Board of Directors authorized management to pursue a spin-off of its lighting segment and its industrial tools business. The lighting businesses include Columbia
Lighting, Inc.; Dual-Lite, Inc.; Prescolite, Inc.; Kim Lighting, Inc.; Architectural Area Lighting, Inc.; Spaulding Lighting, Inc.; Progress
Lighting, Inc. (which together comprise a major North American lighting fixture manufacturer); and SiTeco Holdings GmbH (a major European lighting fixture manufacturer). The industrial tools business includes Spear & Jackson plc and Bowers Group plc, together an international manufacturer of industrial tools which are currently included in the Hardware and Tools segment. These entities had combined year ended September 30, 2000 and 1999 revenues of $934 million and $915 million, respectively, and operating income for those periods of $49 million and $52 million, respectively, excluding goodwill impairment charges of $84 million in fiscal 2000.

    Mr. James O'Leary, currently Executive Vice President of the Company, would become Chairman and Chief Executive Officer of LCA Group Inc. ("LCA Group"), the new company that would own and operate the lighting and industrial tools businesses upon the spin-off. A registration statement on Form 10 about LCA Group has been filed with the Securities and Exchange Commission, providing additional details. The Form 10 is subject to completion and amendment, and has not yet become effective. Upon the spin-off, the Company anticipates receiving approximately $200 million from LCA Group as repayment of intercompany debt. LCA Group is in the process of obtaining third party financing in order to repay such intercompany debt.

    RISK MANAGEMENT

    In anticipation of an offering of debt securities, the Company entered into certain interest rate protection agreements in March and April 1998. Due to subsequent market changes, the principal amount and term of the 7.125% Notes that were ultimately sold in the offering varied from those originally anticipated. These interest rate protection agreements were terminated in September 1998 and settled with payments in October 1998 aggregating
$22 million. The portion of the cost of the agreements deemed related to the 7.125% Notes of $10 million will be amortized over the term of the 7.125% Notes increasing the effective interest rate to 8.4%. The Company recorded a non-recurring charge of $12 million ($7 million after-tax) to write-off the remainder of the cost of the agreements in the fourth quarter of fiscal 1998, which is included in other income (expense), net.

    Prior to the Merger, Zurn had entered into certain interest rate protection agreements. These agreements were settled via a cash payment of $6 million in connection with the repayment of the Zurn Facility as discussed above.

    To manage its interest rate exposure, the Company entered into interest rate swaps to receive a floating rate based on three-month LIBOR and pay a weighted average fixed rate. The fixed interest rates under the interest rate swaps currently outstanding is 5.59%. Net payments (receipts) under the agreements amounted to approximately $(1) million, $4 million and $3 million for fiscal 2000, 1999 and 1998, respectively. The notional amount of these agreements were $100 million as of September 30, 2000 and $200 million as of September 30, 1999. Based upon the fair value of the interest rate swap agreements, if all outstanding agreements were settled the Company would have received approximately $1 million as of September 30, 2000 and September 30, 1999. The fair values are based upon estimates received from financial institutions. The notional amounts and maturities of the swaps relate to specific portions of outstanding debt, and accordingly, are accounted for as hedge transactions. The aggregate notional amount and periods covered by such agreements are as follows:

October 1, 2000 through September 30, 2001..................  $100 million

    The Company had issued standby letters of credit aggregating $42 million at September 30, 2000.

    To protect the U.S. dollar value of its anticipated profits denominated in foreign currencies, the Company may purchase foreign currency put option contracts. The contracts are purchased and settled in U.S. dollars. The Company had no exposure with respect to these foreign currency options contracts other than the cost of such options. The cost of such foreign currency options was not material. There are no such options outstanding at September 30, 2000. The Company has also entered into foreign exchange forward contracts to manage certain foreign currency transactions. Such contracts have not been significant.

    The interest rate protection agreements, foreign exchange options and foreign exchange forward contracts described above were the only derivative instruments held or entered into by the Company at year end or during fiscal 2000 and 1999. See Note 2 to the Consolidated Financial Statements.

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

    To manage exposure to interest rate movements the Company uses interest rate protection agreements. Based on the Company's overall exposure to interest rate changes, at September 30, 2000 and 1999 a hypothetical change of 100 basis points across all maturities of the Company's floating rate debt obligations, after considering interest rate protection agreements, would change the Company's pre-tax earnings by $6 million in fiscal 2001 and $7 million in fiscal 2000.

    The Company utilizes foreign currency-denominated borrowings to selectively hedge its net investments in foreign subsidiaries. Such borrowings at September 30, 2000 are denominated in German marks, British pounds and Dutch guilders, while such borrowings at September 30, 1999 are denominated in German marks, British pounds, Dutch guilders and Hong Kong dollars. A 10% change in the relevant currency exchange rates is estimated to have an impact on the fair value of such borrowings amounting to $26 million at September 30, 2000 and $32 million at September 30, 1999. This quantification of the Company's exposure to the market risk of foreign exchange sensitive financial instruments is necessarily limited, as it does not take into account the offsetting impact of the Company's underlying investment exposures.

    The Company is also exposed to foreign currency exchange risk related to its international operations as well as its U.S. businesses, which import or export goods. The company has made limited use of financial instruments to manage this risk.

FOREIGN CURRENCY MATTERS

    The functional currency of each of the Company's foreign operations at September 30, 2000 is the local currency. Assets and liabilities of foreign subsidiaries are translated at the exchange rates in effect at the balance sheet dates, while revenue, expenses and cash flows are translated at average exchange rates for the period. Translation gains and losses are reported as a component of Stockholders' Equity.

EFFECT OF INFLATION

    Because of the relatively low level of inflation experienced in the Company's principal markets, inflation did not have a material impact on its results of operations in fiscal 2000, 1999 or 1998.

ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

    See Item 7, "Managements Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Risk Management".

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of U.S. Industries, Inc.

    We have audited the consolidated balance sheets of U.S. Industries, Inc. (the "Company") as of September 30, 2000 and 1999 and the related consolidated statements of operations, cash flows, and changes in stockholders' equity for each of the three years in the period ended September 30, 2000. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at September 30, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

New York, New York
November 14, 2000

                             U.S. INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                         (IN MILLIONS EXCEPT PER SHARE)

                                                                FOR THE FISCAL YEARS ENDED
                                                                      SEPTEMBER 30,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Net Sales...................................................   $3,088     $3,429     $3,135
Operating costs and expenses:
  Cost of products sold.....................................    2,135      2,389      2,202
  Selling, general and administrative expenses..............      721        736        649
  Goodwill impairment and restructuring charges.............      144          1        142
                                                               ------     ------     ------
    Operating income........................................       88        303        142
Interest expense............................................      (86)       (81)       (69)
Interest income.............................................       17          5          8
Gain on sale of Diversified businesses......................       39         --         --
Equity earnings in investee.................................        3         --         --
Other income (expense), net.................................       (4)        14         (3)
                                                               ------     ------     ------
Income before income taxes, discontinued operations and
  extraordinary loss........................................       57        241         78
Provision for income taxes..................................      (21)       (87)       (75)
                                                               ------     ------     ------
  Income from continuing operations.........................       36        154          3
Discontinued operations:
  Loss from operations (net of income taxes of $(-) and
    ($9))...................................................       --         (1)       (35)
  Loss on disposals (net of income taxes of ($10) and
    ($4))...................................................       --        (12)        (7)
                                                               ------     ------     ------
  Loss from discontinued operations.........................       --        (13)       (42)
                                                               ------     ------     ------
Income (loss) before extraordinary loss.....................       36        141        (39)
Extraordinary loss from early extinguishment of debt (net of
  income tax benefit of $3).................................       --         --         (5)
                                                               ------     ------     ------
Net income (loss)...........................................   $   36     $  141     $  (44)
                                                               ======     ======     ======
Earnings (loss) per basic share:
  Income from continuing operations.........................   $ 0.44     $ 1.67     $ 0.03
  Loss from discontinued operations.........................       --      (0.14)     (0.44)
  Extraordinary loss........................................       --         --      (0.05)
                                                               ------     ------     ------
  Net income (loss).........................................   $ 0.44     $ 1.53     $(0.46)
                                                               ======     ======     ======
Earnings (loss) per diluted share:
  Income from continuing operations.........................   $ 0.43     $ 1.64     $ 0.03
  Loss from discontinued operations.........................       --      (0.13)     (0.43)
  Extraordinary loss........................................       --         --      (0.05)
                                                               ------     ------     ------
  Net income (loss).........................................   $ 0.43     $ 1.51     $(0.45)
                                                               ======     ======     ======

                See notes to Consolidated Financial Statements.

                             U.S. INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                        (IN MILLIONS EXCEPT SHARE DATA)

                                                               AT SEPTEMBER 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                     ASSETS

Current assets:
  Cash and cash equivalents.................................   $   25     $   58
  Trade receivables, net....................................      517        667
  Inventories...............................................      494        631
  Deferred income taxes.....................................       62         68
  Other current assets......................................       45         67
                                                               ------     ------
    Total current assets....................................    1,143      1,491
Property, plant and equipment, net..........................      420        597
Deferred income taxes.......................................       --          6
Other assets................................................      388        185
Goodwill, net...............................................      541        749
                                                               ------     ------
                                                               $2,492     $3,028
                                                               ======     ======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable.............................................   $   29     $   33
  Current maturities of long-term debt......................      141         15
  Trade accounts payable....................................      196        278
  Accrued expenses and other liabilities....................      222        302
  Income taxes payable......................................        9         29
                                                               ------     ------
    Total current liabilities...............................      597        657
Deferred income taxes.......................................       10         --
Long-term debt..............................................      885      1,219
Other liabilities...........................................      246        232
                                                               ------     ------
    Total liabilities.......................................    1,738      2,108
                                                               ------     ------
Commitments and contingencies
Stockholders' equity
  Common stock (par value $.01) per share, authorized
    300,000,000 shares; issued 99,096,734 and 99,095,941
    respectively; outstanding 77,059,708 and 88,008,569
    respectively............................................        1          1
Paid in capital.............................................      661        702
Retained earnings...........................................      468        448
Unearned restricted stock...................................       (9)       (16)
Accumulated other comprehensive loss........................      (45)       (27)
Treasury stock (22,037,026 and 11,087,372 shares,
  respectively) at cost.....................................     (322)      (188)
                                                               ------     ------
    Total stockholders' equity..............................      754        920
                                                               ------     ------
                                                               $2,492     $3,028
                                                               ======     ======

                See notes to Consolidated Financial Statements.

                             U.S. INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN MILLIONS)

                                                                   FOR THE FISCAL YEARS
                                                                          ENDED
                                                                      SEPTEMBER 30,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
OPERATING ACTIVITIES:
  Income from continuing operations.........................  $    36    $   154    $     3
  Adjustments to reconcile income from continuing operations to net cash provided by operating activities of
    continuing operations:
    Depreciation and amortization...........................       95         98         83
    Provision (benefit) for deferred income taxes...........      (13)         7         20
    Provision for doubtful accounts.........................        4          6          8
    Gain on sale of excess real estate......................       (3)       (14)        (4)
    (Gain) loss on sale of property, plant and equipment....        1         --         (5)
    Equity earnings in investee.............................       (3)        --         --
    Gain on sale of business................................      (39)        --         --
    Goodwill impairment and restructuring charges...........      128         --         90
  Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
    Decrease (Increase) in trade receivables................      (16)         1        (91)
    (Increase) in inventories...............................      (15)       (30)       (24)
    Decrease (Increase) in other current assets.............       (4)        (5)         3
    Decrease (Increase) in other assets.....................      (32)         4        (12)
    Increase (Decrease) in trade accounts payable...........      (39)         3         36
    Increase (Decrease) in income taxes payable.............      (12)        13         11
    (Decrease) in other liabilities.........................      (58)       (10)        (6)
    Increase (Decrease) in other liabilities................       (5)         1         (6)
    Other, net..............................................       (4)        --         --
                                                              -------    -------    -------
NET CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING
  OPERATIONS................................................       21        228        106
                                                              -------    -------    -------
Loss from discontinued operations...........................       --        (13)       (42)
Adjustments to reconcile loss from discontinued operations
  to net cash povided by (used in) discontinued operations:
  Loss on disposal of discontinued operations...............       --         12          7
  Decrease in net assets held for disposition...............       --         25          5
                                                              -------    -------    -------
  NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS....       --         24        (30)
                                                              -------    -------    -------
  NET CASH PROVIDED BY OPERATING ACTIVITIES.................       21        252         76
                                                              -------    -------    -------
INVESTING ACTIVITIES:
  Proceeds from sale of businesses..........................      402        132         11
  Proceeds from sale of Senior Notes........................       24         --         --
  Acquisition of companies, net of cash acquired............      (78)      (335)      (173)
  Purchases of property, plant and equipment................      (79)      (108)       (99)
  Proceeds from sale of property, plant and equipment.......        2          6         34
  Proceeds from sale of excess real estate..................        6         28         14
  Purchase of investment....................................       --         --         (7)
  Other investing activities................................       --          1         (8)
                                                              -------    -------    -------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES.........      277       (276)      (228)
                                                              -------    -------    -------
FINANCING ACTIVITIES:
  Proceeds from long-term debt..............................    3,128      1,899      1,406
  Repayment of long-term debt...............................   (3,285)    (1,623)    (1,245)
  Proceeds from notes payable, net..........................       --          7          5
  Payment to settle interest rate protection agreements.....       --        (22)        --
  Payment of dividends......................................      (16)       (19)       (21)
  Proceeds from exercise of stock options...................        3          4         20
  Purchase of treasury stock................................     (143)      (190)       (35)
                                                              -------    -------    -------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.......     (313)        56        130
                                                              -------    -------    -------
Effect of exchange rate changes on cash and cash
  equivalents...............................................      (18)       (18)        (1)
                                                              -------    -------    -------
  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..........      (33)        14        (23)
Cash and Cash Equivalents at Beginning of Period............       58         44         67
                                                              -------    -------    -------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD................  $    25    $    58    $    44
                                                              =======    =======    =======

                See notes to Consolidated Financial Statements.

                             U.S. INDUSTRIES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
          FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998
                        (IN MILLIONS EXCEPT SHARE DATA)

                                                                               ACCUMULATED
                                                                  UNEARNED        OTHER
                                COMMON     PAID IN    RETAINED   RESTRICTED   COMPREHENSIVE   TREASURY   COMPREHENSIVE
                                STOCK      CAPITAL    EARNINGS     STOCK         INCOME        STOCK        INCOME        TOTAL
                              ----------   --------   --------   ----------   -------------   --------   -------------   --------
Balance at September 30,
  1997......................  $      1       $612       $470        $(16)         $ (6)        $(111)                     $ 950
                              ----------     ----       ----        ----          ----         -----                      -----
Net loss....................                             (44)                                                $(44)          (44)
Cash dividend declared
  ($0.20 per share).........                             (20)                                                               (20)
Amortization of unearned
  restricted stock..........                                           6                                                      6
Purchase of 1,260,900 shares
  of common stock...........                                                                     (35)                       (35)
Retirement of 348,603 shares
  of treasury stock.........                   (5)                                                 5                         --
Forfeiture of 373,709 shares
  of unearned restricted
  stock.....................                                           2                          (4)                        (2)
Treasury stock issued
  (1,303,118 shares) to
  employees, directors and
  upon exercise of
  options...................                    4                     (9)                         15                         10
Common stock issued (559,359
  shares) upon exercise of
  options and to Zurn
  pension plans.............        --         12                                                                            12
Common stock issued
  (3,685,520 shares) for
  acquisition...............        --         96                                                                            96
Translation adjustment......                                                        (9)                        (9)           (9)
Minimum pension liability
  adjustment................                                                        (9)                        (9)           (9)
                                                                                                             ----
Other comprehensive
  income....................                                                                                  (18)
                                                                                                             ----
Total comprehensive
  income....................                                                                                 $(62)
                                                                                                             ====
Income tax benefit relating
  to stock plans............                    5                                                                             5
                              ----------     ----       ----        ----          ----         -----                      -----
Balance at September 30,
  1998......................  $      1       $724       $406        $(17)         $(24)        $(130)                     $ 960
                              ----------     ----       ----        ----          ----         -----                      -----
Net Income..................                             141                                                 $141           141
Cash dividend declared
  ($0.20 per share).........                             (19)                                                               (19)
Amortization of unearned
  restricted stock..........                                           6                                                      6
Purchase of 11,171,600
  shares of common stock....                                                                    (190)                      (190)
Treasury stock issued to
  employees and directors
  (125,107 shares)..........        --                                (2)                          2                         --
Common stock issued to
  employees (276,500
  shares)...................        --          5                     (5)
Forfeiture of 73,162 shares
  of unearned restricted
  stock.....................                                           2                          (2)                        --
Treasury stock issued
  (193,700 shares) upon
  exercise of options.......        --         --                                                  3                          3
Common stock issued (165,722
  shares) upon exercise of
  options...................        --          2                                                                             2
Cancellation of 6,523,195
  shares of treasury
  stock.....................        --        (49)       (80)                                    129                         --
Demerger tax adjustment.....                   16                                                                            16
Translation adjustment......                                                        (9)                        (9)           (9)
Minimum pension liability
  adjustment................                                                         6                          6             6
                                                                                                             ----
Other comprehensive
  income....................                                                                                   (3)
                                                                                                             ----
Total comprehensive
  income....................                                                                                 $138
                                                                                                             ====
Income tax benefit relating
  to stock plans............                    4                                                                             4
                              ----------     ----       ----        ----          ----         -----                      -----
Balance at September 30,
  1999......................  $      1       $702       $448        $(16)         $(27)        $(188)                     $ 920
                              ==========     ====       ====        ====          ====         =====                      =====
Net Income..................                              36                                                 $ 36            36
Cash dividend declared
  ($0.20 per share).........                             (16)                                                               (16)
Amortization of unearned
  restricted stock..........                                           3                                                      3
Purchase of 11,453,020
  shares of common stock....                                                                    (143)                      (143)
Treasury stock issued to
  employees and directors
  (223,753 shares)..........                   (1)                    (3)                          4                         --
Forfeiture of 148,698 shares
  of unearned restricted
  stock.....................                                           2                          (2)                        --
Treasury stock issued
  (428,311 shares) upon
  exercise of options.......                   (4)                                                 7                          3
Common stock issued (793
  shares) upon exercise of
  options...................        --         --                                                                            --
Payment for guarantee of
  stock value for
  acquisition...............                  (36)                                                                          (36)
Sale of
  Diversified--accelerated
  amortization of unearned
  restricted stock..........                                           5                                                      5
Sale of
  Diversified--translation
  adjustment................                                                         5                          5             5
Sale of Diversified--minimum
  pension liability
  adjustment................                                                         2                          2             2
Translation adjustment......                                                       (25)                       (25)          (25)
                                                                                                             ----
Other comprehensive
  income....................                                                                                  (18)
                                                                                                             ----
Total comprehensive
  income....................                                                                                 $ 18            --
                              ----------     ----       ----        ----          ----         -----         ====         -----
Balance at September 30,
  2000......................  $      1       $661       $468        $ (9)         $(45)        $(322)                     $ 754
                              ==========     ====       ====        ====          ====         =====                      =====

                See notes to Consolidated Financial Statements.

                             U.S. INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION

    The Company manufactures and distributes a broad range of consumer and industrial products grouped into three segments: Bath and Plumbing Products, Lighting Corporation of America and Hardware and Tools. The Company completed the disposition of a majority equity interest in its Diversified segment, by means of two separate transactions, on March 24, 2000 (see Note 4). Subsequent to March 24, 2000, the Company accounts for its retained interest in its Diversified segment under the equity method of accounting.

    The Company is currently pursuing a spin-off of its Lighting Corporation of America business segment and industrial tools business ("LCA Group"). The lighting businesses include Columbia Lighting, Inc.; Dual-Lite, Inc.; Prescolite, Inc.; Kim Lighting, Inc.; Architectural Area Lighting, Inc.; Spaulding Lighting, Inc.; Progress Lighting, Inc.; and SiTeco Holdings GmbH. The industrial tools business include Spear & Jackson plc and Bowers Group plc, both of which are currently included in the Hardware and Tools segment. These entities had combined year ended September 30, 2000 and 1999 revenues of $934 million and $915 million, respectively, and operating income for those periods of $49 million and $52 million, respectively, excluding goodwill impairment charges of $84 million in fiscal 2000.

NOTE 2--ACCOUNTING POLICIES

    FISCAL YEAR: Fiscal year ends on the Saturday nearest to September 30. All fiscal year data contained herein reflect results of operations for the 52, 52 and 53 week periods ended September 30, 2000, October 2, 1999 and October 3, 1998, respectively, but are presented as of September 30 for convenience.

    PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions are eliminated. Companies over which USI has the ability to exercise significant influence, are accounted for using the equity method.

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

    TRADE RECEIVABLES AND CONCENTRATIONS OF CREDIT RISK:

                                                                 AT SEPTEMBER 30,
                                                              -----------------------
                                                                2000           1999
                                                              --------       --------
                                                                   (IN MILLIONS)
Trade receivables...........................................    $547           $708
Allowance for doubtful accounts.............................     (30)           (41)
                                                                ----           ----
                                                                $517           $667
                                                                ====           ====

    The Company operates in the United States, Europe and, to a lesser extent, in other regions of the world. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Credit losses have been within management's expectations.

                             U.S. INDUSTRIES, INC.

NOTE 2--ACCOUNTING POLICIES (CONTINUED)
    INVENTORIES:

                                                                 AT SEPTEMBER 30,
                                                              -----------------------
                                                                2000           1999
                                                              --------       --------
                                                                   (IN MILLIONS)
Finished products...........................................    $248           $301
In-process products.........................................      78            115
Raw materials...............................................     168            215
                                                                ----           ----
                                                                $494           $631
                                                                ====           ====

    Inventories are valued at the lower of cost, determined under both the first-in, first-out and last-in, first-out methods, or market. The percentage of inventory under each method follows:

                                                                 AT SEPTEMBER 30,
                                                             -------------------------
                                                               2000             1999
                                                             --------         --------
                                                                   (IN MILLIONS)
First-in, first-out (FIFO) method..........................      76%              84%
Last-in, first-out (LIFO) method...........................      24%              16%

    The increase in the carrying value of the inventory if only the FIFO method, which approximates replacement costs, had been used, would be $1 million and $2 million at September 30, 2000 and 1999, respectively.

    PROPERTY, PLANT AND EQUIPMENT:

                                                                 AT SEPTEMBER 30,
                                                              -----------------------
                                                                2000           1999
                                                              --------       --------
                                                                   (IN MILLIONS)
Land and buildings..........................................    $232           $310
Machinery, equipment and furniture..........................     509            726
Accumulated depreciation....................................    (321)          (439)
                                                                ----           ----
                                                                $420           $597
                                                                ====           ====

    Property, plant and equipment is stated on the basis of cost less accumulated depreciation.

                             U.S. INDUSTRIES, INC.

NOTE 2--ACCOUNTING POLICIES (CONTINUED)
    DEPRECIATION AND AMORTIZATION:

                                                                  FOR THE FISCAL YEARS
                                                                         ENDED
                                                                     SEPTEMBER 30,
                                                             ------------------------------
                                                               2000       1999       1998
                                                             --------   --------   --------
                                                                     (IN MILLIONS)
Depreciation...............................................    $70        $72        $59
Amortization of goodwill...................................     20         18         19
Amortization of deferred financing costs...................      4          4          1
Amortization of unearned restricted stock..................      3          6          6
Amortization of deferred income............................     (2)        (2)        (2)
                                                               ---        ---        ---
                                                               $95        $98        $83
                                                               ===        ===        ===

    Depreciation is provided on the straight-line basis over the estimated useful lives of the assets. Buildings are depreciated based on lives varying from twenty to fifty years, and machinery, equipment and furniture based on lives varying from three to ten years.

    OTHER ASSETS: Excess properties held for sale primarily consist of land and buildings no longer used in operations which are included in other assets and carried at the lower of cost or fair value less costs to sell. The carrying value of such properties was $15 million and $20 million as of September 30, 2000 and 1999, respectively. The income from excess properties of $2 million, $13 million and $3 million in fiscal 2000, 1999 and 1998, respectively, is included in other income (expense), net and includes net gains on the sale of these properties, adjustments to net realizable value and the carrying costs incurred in the period.

    GOODWILL: Goodwill represents the excess of the purchase price over the fair value of net assets acquired. The Company reviews operating results and other relevant facts every fiscal quarter for each of its businesses to determine if there are indications that the carrying value of its long-lived assets, including goodwill may be impaired. When there are indicators of impairment, the Company first assesses the recoverability of goodwill associated with long-lived assets in accordance with the requirements of SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF, which requires impairment losses to be recorded when the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. In addition, an enterprise level assessment of the recoverability of any remaining goodwill is performed using the fair value methodology, as permitted under APB No. 17. In the event that such fair value is below the carrying value of an enterprise, for those companies with goodwill, the Company reduces goodwill to the extent it is impaired based upon fair value.

    The fair value methodology is applied to determine the recoverable value for each business on a stand alone basis using ranges of fair values obtained from independent appraisers. In developing these ranges, the independent appraisers consider (a) publicly available information, (b) financial projections of each business based on management's best estimates, (c) the future prospects of each business as discussed with senior operating and financial management,
(d) publicly available information regarding comparable publicly traded companies in each industry, (e) market prices, capitalizations and trading multiples of comparable public companies and (f) other information deemed relevant. In reviewing these valuations and considering the need to record a charge for impairment of enterprise value and goodwill to the extent

                             U.S. INDUSTRIES, INC.

NOTE 2--ACCOUNTING POLICIES (CONTINUED)
it is part of the enterprise value, the Company also evaluates solicited and unsolicited bids for the businesses of the Company.

    Goodwill is amortized on a straight-line basis over the estimated future periods to be benefited (ranging from 20 to 40 years, primarily forty years). Accumulated amortization aggregated $252 million and $292 million, at September 30, 2000 and 1999, respectively.

    ACCRUED EXPENSES AND OTHER LIABILITIES: Accrued expenses and other liabilities (current) consist of the following:

                                                                 AT SEPTEMBER 30,
                                                              -----------------------
                                                                2000           1999
                                                              --------       --------
                                                                   (IN MILLIONS)
Compensation related........................................    $ 47           $ 81
Other.......................................................     175            221
                                                                ----           ----
                                                                $222           $302
                                                                ====           ====

    FOREIGN CURRENCY TRANSLATION: The functional currency of each of the Company's foreign operations at September 30, 2000 is the local currency. Assets and liabilities of foreign subsidiaries are translated at the exchange rates in effect at the balance sheet dates, while revenue, expenses and cash flows are translated at average exchange rates for the period. Translation gains and losses are reported as a component of Stockholders' equity.

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

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements". The Company believes the effect of the adoption will not be material to its results of operations, financial position or cash flows.

    ADVERTISING COSTS: Advertising costs are expensed as incurred. Such amounts totaled $60 million, $51 million and $46 million for fiscal 2000, 1999 and 1998, respectively.

    RESEARCH AND DEVELOPMENT COSTS: Research and development costs are expensed as incurred. Such amounts totaled $14 million, $13 million and $14 million for fiscal 2000, 1999 and 1998, respectively.

                             U.S. INDUSTRIES, INC.

NOTE 2--ACCOUNTING POLICIES (CONTINUED)
    FAIR VALUE OF FINANCIAL INSTRUMENTS: The fair value of the Company's senior notes are as follows:

                                                       2000                  1999
                                                -------------------   -------------------
                                                CARRYING     FAIR     CARRYING     FAIR
                                                 AMOUNT     VALUE      AMOUNT     VALUE
                                                --------   --------   --------   --------
                                                              (IN MILLIONS)
7.125% Senior Notes...........................    $248       $237       $248       $245
7.25% Senior Notes............................     123        113        123        119
                                                  ----       ----       ----       ----
                                                  $371       $350       $371       $364
                                                  ====       ====       ====       ====

    The fair value of the Company's other debt and other financial instruments approximate their carrying value due to their floating rate and short maturity. The Company also has several interest rate swap agreements covering various periods. The notional amount of these agreements were $100 million as of September 30, 2000 and $200 million as of September 30, 1999. Based upon the fair value of the interest rate swap agreements, if all outstanding agreements were settled the Company would have received approximately $1 million as of September 30, 2000 and September 30, 1999. The fair values are based upon estimates received from financial institutions.

    DERIVATIVE FINANCIAL INSTRUMENTS: The Company uses from time to time interest rate swap and treasury lock agreements and foreign exchange option and forward contracts to manage exposure to fluctuating interest rates and foreign currencies.

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

    Realized and unrealized gains or losses at the time of maturity, termination, sale or repayment of a derivative contract are recorded in a manner consistent with the original designation of the derivative in view of the nature of the termination, sale or repayment transaction. Amounts arising at the settlement of interest rate swaps and treasury locks are deferred and amortized as an adjustment to interest expense over the period of interest rate exposure, provided the designated liability continues to exist or is probable of occurring. Changes in fair value of derivatives are recorded as a component of the gain or loss arising from the disposition of the designated item.

    COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE
INCOME: Comprehensive income is net income and other items, which may include foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on marketable securities classified as available-for-sale.

                             U.S. INDUSTRIES, INC.

NOTE 2--ACCOUNTING POLICIES (CONTINUED)
    Components of Accumulated other comprehensive income (loss) consist of the following:

                                                                           MINIMUM      ACCUMULATED
                                                              FOREIGN      PENSION         OTHER
                                                             CURRENCY     LIABILITY    COMPREHENSIVE
                                                            TRANSLATION   ADJUSTMENT   INCOME/(LOSS)
                                                            -----------   ----------   -------------
                                                                         (IN MILLIONS)
September 30, 1997........................................     $ (5)         $(1)           $ (6)
Fiscal 1998 change........................................       (9)          (9)            (18)
                                                               ----          ---            ----
September 30, 1998........................................      (14)         (10)            (24)
Fiscal 1999 change........................................       (9)           6              (3)
                                                               ----          ---            ----
September 30, 1999........................................      (23)          (4)            (27)
Fiscal 2000 change........................................      (20)           2             (18)
                                                               ----          ---            ----
September 30, 2000........................................     $(43)         $(2)           $(45)
                                                               ====          ===            ====

    The minimum pension liability adjustment is recorded net of a tax benefit of $2 million at September 30, 2000 and 1999.

    SEGMENT REPORTING: Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by chief operating decision makers in deciding how to allocate resources in assessing performance. At September 30, 2000, the Company's operations are classified into three reportable business segments, Bath and Plumbing Products, Lighting Corporation of America and Hardware and Tools.

    STOCK BASED COMPENSATION: In October 1995, the Financial Accounting Standards Board issued Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, ("SFAS 123") which establishes a fair value method of accounting for stock-based compensation plans. SFAS 123 encourages, but does not require, adoption of a fair value method; it allows for a company to continue to report under Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees". The Company continues to account for its stock-based compensation under APB 25. (See Note 10).

    In March 2000, the Financial Accounting Standards Board issued FIN No. 44 to APB 25 effective July 2000. Management anticipates that this new interpretation will not have an effect on earnings.

                             U.S. INDUSTRIES, INC.

NOTE 2--ACCOUNTING POLICIES (CONTINUED)
    EARNINGS PER SHARE: The following is a reconciliation of the numerators and denominators of the basic and diluted earnings from Continuing Operations per share calculation:

                                                      FOR THE FISCAL YEAR ENDED
                                                          SEPTEMBER 30, 2000
                                                  ----------------------------------
                                                  INCOME FROM
                                                  CONTINUING               PER SHARE
                                                  OPERATIONS     SHARES     AMOUNT
                                                  -----------   --------   ---------
                                                    (IN MILLIONS EXCEPT PER SHARE)
Earnings per basic share........................      $36         81.4       $0.44
Effect of dilutive securities
  Stock options.................................                   0.4
  Nonvested stock...............................                   0.7
  Equity instrument contract....................                   0.5
                                                      ---         ----       -----
Earnings per diluted share......................      $36         83.0       $0.43
                                                      ===         ====       =====

                                                      FOR THE FISCAL YEAR ENDED
                                                          SEPTEMBER 30, 1999
                                                  ----------------------------------
                                                  INCOME FROM
                                                  CONTINUING               PER SHARE
                                                  OPERATIONS     SHARES     AMOUNT
                                                  -----------   --------   ---------
                                                    (IN MILLIONS EXCEPT PER SHARE)
Earnings per basic share........................      $154        92.2       $1.67
Effect of dilutive securities
  Stock options.................................                   0.7
  Nonvested stock...............................                   1.1
                                                      ----        ----       -----
Earnings per diluted share......................      $154        94.0       $1.64
                                                      ====        ====       =====

                                                      FOR THE FISCAL YEAR ENDED
                                                          SEPTEMBER 30, 1998
                                                  ----------------------------------
                                                  INCOME FROM
                                                  CONTINUING               PER SHARE
                                                  OPERATIONS     SHARES     AMOUNT
                                                  -----------   --------   ---------
                                                    (IN MILLIONS EXCEPT PER SHARE)
Earnings per basic share........................      $ 3         95.4       $0.03
Effect of dilutive securities
  Stock options.................................                   1.5
  Nonvested stock...............................                   1.3
                                                      ---         ----       -----
Earnings per diluted share......................      $ 3         98.2       $0.03
                                                      ===         ====       =====

    Diluted common shares include shares that would be outstanding assuming the fulfillment of conditions that would remove the restriction on nonvested shares, the exercise of stock options and settlement of the equity instrument contract. Options to purchase 2.4 million, 1.8 million and 0.3 million shares in the years ended September 30, 2000, 1999 and 1998, respectively, were not included in the computation of earnings per share because the option's exercise price was greater than the average market price of the common shares.

                             U.S. INDUSTRIES, INC.

NOTE 2--ACCOUNTING POLICIES (CONTINUED)
    NEW ACCOUNTING STANDARDS: In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES", which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow, or foreign currency hedges, and establishes accounting standards for reporting changes in the fair value of the derivative instruments. Upon adoption, the Company will be required to adjust hedging instruments to fair value in the balance sheet and recognize the offsetting gains or losses as adjustments to be reported in net income or other comprehensive income, as appropriate. The company will adopt SFAS No. 133 in the first quarter of fiscal 2001. Management does not believe the adoption of SFAS No. 133 will have a material effect on Company's results of operations or financial position.

    In March 2000, the Emerging Issues Task Force ("EITF") released
Issue 00-07, Application of EITF Issue No. 96-13, 'Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock,' to 'Equity Derivative Transactions That Contain Certain Provisions That Require Cash Settlement If Certain Events Outside the Control of the Issuer Occur.' The EITF reached a consensus that equity derivative contracts that include any provision that could require net cash settlement can no longer be accounted for as equity. Such contracts are initially recorded at fair value and must be accounted for as an asset or liability with subsequent changes in the fair value of the derivative included in earnings. Similarly the EITF reached a consensus that equity derivative contracts with any provisions that could require physical settlement by a cash payment to the counterparty in exchange for the issuer's shares can no longer be accounted for as permanent equity. Instead, the contracts should be classified as temporary or mezzanine equity. Both of these conclusions do not allow for an evaluation of the likelihood that otherwise unlikely or remote events would trigger cash settlement.

    In September 2000, the EITF reached a consensus clarifying instances when it is appropriate to classify such contracts in stockholders' equity in Issue 00-19 "Determination of Whether Share Settlement is within the Control of the Company for Purposes of Applying Issue No. 96-13, 'Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.' "

    The company has a forward stock purchase contract outstanding that is accounted for as permanent equity. See Note 10. Under the consensus reached by the EITF, if the Company's contract is not settled by December 31, 2000, the Company will be required to record temporary equity to the extent of the cash settlement amount.

NOTE 3--ACQUISITIONS

    The pro forma effect of the acquisitions and the aggregate assets acquired and liabilities assumed detailed below is not material. These acquisitions have been accounted for as purchases and their results of operations are included in the financial statements from the date of acquisition.

    In July 1999, the Company acquired Spring Ram Corporation PLC ("Spring Ram") for approximately $131 million in cash, plus the assumption of $21 million in debt, resulting in goodwill of approximately $110 million. Spring Ram, located in Leeds, England, is a manufacturer of bathroom products. The operating results of Spring Ram are included in Bath and Plumbing Products.

                             U.S. INDUSTRIES, INC.

NOTE 3--ACQUISITIONS (CONTINUED)
    In June 1999, the Company purchased the assets of Gatsby Spas, Inc. ("Gatsby") for approximately $17 million in cash, resulting in goodwill of $10 million. Gatsby manufactures and distributes spas. The results of Gatsby are included in Bath and Plumbing Products.

    In April 1999, the Company purchased the assets of the Factory Built Chimney Division of GSW Inc., ("Supervent") in Canada and the assets of the DEC Group ("DEC") in the Netherlands for approximately $16 million in cash, resulting in goodwill of $11 million. Supervent and DEC manufacture factory built chimneys, chimney liners and flexible duct and related products. The results of Supervent and DEC are included in Bath and Plumbing Products. The DEC operations were sold in November 2000 as part of the European HVAC business.

    In March 1999, the Company purchased the assets of True Temper Hardware Company ("True Temper") for approximately $99 million in cash, resulting in goodwill of $27 million. True Temper manufactures lawn and garden tools and wheelbarrows. The results of True Temper are included in Hardware and Tools.

    In March 1999, the Company purchased the assets of the Dual-Lite business ("Dual-Lite") for approximately $46 million in cash, resulting in goodwill of $36 million. Dual-Lite manufactures emergency lights, and central inverter systems. The results of Dual-Lite are included in Lighting Corporation of America of which the Company is pursuing a spin-off.

    In January 1999, the Company purchased the Bowers Group PLC ("Bowers") for approximately $16 million in cash, resulting in goodwill of $10 million. Bowers manufactures metrology instruments. The results of Bowers are included in Hardware and Tools. Bowers is part of the industrial tools business in which the Company is pursuing a spin-off.

    In January 1999, the Company purchased Atech Turbine Components, Inc. ("Atech") for approximately $7 million in cash, resulting in goodwill of $6 million. Atech repairs and overhauls small aviation engines. The results of Atech are included in Diversified, which was sold in March 2000.

    In June 1998, the Company acquired Sundance Spas for approximately
$32 million in cash, resulting in goodwill of $20 million. Sundance Spas, based in Chino, California, is a manufacturer of high quality self-contained spas. The results of Sundance Spas are included in the Bath and Plumbing Products operations.

    In May 1998, the Company purchased certain metal components assets from Philips Components B.V. ("Philips") for $31 million, resulting in goodwill of $12 million. The Company and Philips have entered into a multi-year supply agreement. The acquired operations are located in the Netherlands. The results of Philips are included in Diversified segment, which was sold in March 2000.

    In January 1998, the Company acquired certain semiconductor leadframe assets from Philips Electronics for $16 million in cash. The acquired operations facilities are located in the Netherlands. The results of Philips Electronics are included in the Diversified segment, which was sold in March 2000.

    In December 1997, the Company purchased Spear & Jackson plc ("Spear & Jackson") for $11 million in cash and $96 million in the Company's common stock (3,685,520 shares), resulting in initial goodwill of approximately $63 million. Spear & Jackson manufactures and distributes hand tools, saws, cutting and industrial tools. The purchase price was subject to a cash contingency, payable on or before June 2000. The cash contingency was based upon certain performance criteria and the market value of the Company's

                             U.S. INDUSTRIES, INC.

NOTE 3--ACQUISITIONS (CONTINUED)
stock. The results of Spear & Jackson are included in the Hardware and Tools segment. In June 2000, upon expiration of the contingency period related to the December 1997 acquisition of Spear & Jackson, the Company made additional cash payments of L47 million ($71 million), to the former owners of Spear & Jackson. The share purchase agreement provided for possible additional cash payments by the Company to the former shareholders of Spear & Jackson if the value of the Company's common stock issued as consideration in the transaction at the closing was not equal to the value of the Company's stock at the end of the thirtieth month after the transaction date (which period ended June 3, 2000) and (1) if Spear & Jackson met certain sales targets during that same thirty-month contingency period, or (2) upon certain other factors. The other factors included the failure (a) of the Company to use Spear & Jackson to distribute internationally the products of Ames, a subsidiary of the Company, (b) of Ames to use Spear & Jackson as a preferred supplier of products not manufactured by Ames, but manufactured by Spear & Jackson, or (c) of the Company to retain the services of a person approved by the former shareholders as the chief executive of Spear & Jackson.

    At the end of a thirty-month contingency period, the market value of the Company's stock, which was computed in accordance with the stock purchase agreement by averaging the Company's stock price on the NYSE during the last five trading days of the contingency period, was below the guaranteed amount (i.e. the market value of the Company's stock at the acquisition date), which required the Company to make a $36 million payment. This portion of the payment was recorded as an adjustment to Paid in capital as it was based upon the market value of the Company's common stock price. The remainder of the cash payment ($35 million) was recorded as additional goodwill as it was made in satisfaction of additional contingent consideration based on other criteria set forth in the purchase agreement. (See Note 5).

    In October 1997, the Company purchased the assets of Siemens AG's European commercial lighting operations, for $67 million. The acquired business is a leading European manufacturer and marketer of standard and customized indoor and outdoor lighting products for commercial and industrial use. The business, renamed SiTeco, operates manufacturing facilities in Germany, Austria and Slovenia. The results of SiTeco are included in the Lighting Corporation of America segment, of which the Company is pursuing a spin-off.

NOTE 4--DISCONTINUED OPERATIONS AND DISPOSITIONS OF BUSINESSES

    DISPOSITIONS OF BUSINESSES

    In November 2000, the Company sold its European HVAC business. The cash consideration received for this business totaled $8 million, which approximated its carrying value.

    On March 24, 2000, in two separate transactions (the "Diversified Transactions"), the Company disposed of a majority equity interest in its Diversified segment. The consideration for the Diversified Transactions included a combination of cash and notes.

    In the first transaction, the Company disposed of the following subsidiaries: Atech Turbine Components Inc.; Bearing Inspection, Inc.; BiltBest Products, Inc.; EJ Footwear Corp. (including Georgia Boot Inc. and Lehigh Safety Shoe Co.); Garden State Tanning Inc.; Huron Inc.; Jade Holdings Pte Ltd (including Jade Technologies Singapore Ltd and FSM Europe B.V.); Leon Plastics Inc.; Native Textiles Inc.; and SCF Industries Inc.

                             U.S. INDUSTRIES, INC.

NOTE 4--DISCONTINUED OPERATIONS AND DISPOSITIONS OF BUSINESSES (CONTINUED)
    The Company received gross proceeds of approximately $203 million and approximately $209 million aggregate principal amount of 12% (12.5% effective August 18, 2000) senior notes (the "Senior Notes") due 2007 issued by Strategic Industries, LLC ("SILLC"), and in addition, SILLC assumed approximately
$8 million of existing bank debt of USI. The Company retained a preferred equity interest in SILLC having a stated value of approximately $20 million and a 17.7% common equity interest SILLC. The Company currently has a representative on the SILLC board. As of August 18, 2000, the Company has the right to market and sell the Senior Notes. At the date of the transaction the Senior Notes were recorded at their fair value and are included in the balance sheet caption "Other Assets". As result of this transaction, the Company recorded a pre-tax gain of $38 million.

    In August 2000, the Company sold $25 million of the Senior Notes, approximately $2 million of the stated value of the retained preferred equity interest and approximately 1.9% of the retained common equity interest. This transaction resulted in an pre-tax gain of approximately $1 million.

    In the second transaction, Rexair, Inc. ("Rexair"), which manufactures "Rainbow" brand vacuum cleaners, sold newly issued shares to SILLC representing, after issuance, 75% of the equity interest in Rexair. The Company received approximately $195 million in cash and retained a 25% direct equity interest in Rexair.

    As part of the Rexair transaction, the Company guaranteed Rexair's new
$200 million credit facility (the "Rexair Facility") that matures on March 24, 2005. However, Rexair is primarily responsible for the repayment of indebtedness under the Rexair Facility. The Rexair Facility provides that all Rexair free cash flow, as defined, must be used to repay the outstanding balance of the Rexair Facility. At September 30, 2000, the outstanding balance on the Rexair Facility was approximately $181 million. As a result of the Rexair transaction, the Company recorded a deferred gain, which will be deferred until the release of the guarantee of the Rexair Facility. The Company's 25% share of the net liabilities of Rexair and the deferred gain totaling $82 million are included in the balance sheet caption "Other liabilities".

    The Company's retained interest in SILLC and Rexair is accounted for under the equity method of accounting. The Company recorded equity earnings in investee of approximately $3 million in fiscal 2000.

    In the second quarter of fiscal 2000, the Company sold its fire protection businesses. The cash consideration received for these businesses totaled approximately $23 million, which approximated their carrying value. The results of the fire protection businesses were included in the Bath and Plumbing segment until the date of disposal.

    During the first quarter of fiscal 2000, the Company disposed of assets relating to its ladder operations and the infant and children footwear operation. The total proceeds of these separate transactions were $17 million, which approximated their carrying value. The Company has retained certain product liabilities of the ladder operations. The results of the ladder operations and the infant and children footwear operations are included in the Hardware and Tools and Diversified segments, respectively, until the date of disposal.

    In September 1999, the Company sold the assets of the water resource construction business for approximately $11 million, which approximated book value. The results of the water resource businesses were included in the Bath and Plumbing segment until the date of disposal.

                             U.S. INDUSTRIES, INC.

NOTE 4--DISCONTINUED OPERATIONS AND DISPOSITIONS OF BUSINESSES (CONTINUED) DISCONTINUED OPERATIONS

    In the second quarter of fiscal 1999, the Company disposed of The Ertl Company Inc. ("Ertl"), for proceeds of approximately $95 million, which resulted in an after-tax loss of $13 million. Included in the sale of Ertl was Britains Petite Limited, a manufacturer of military soldier collectibles, metal and plastic models of agricultural vehicles, figures, animals, buildings and accessories and preschool plastic toys, which the Company acquired in May 1997 for $9 million in cash.

    During April 1999, the Company completed the sale of its investment in Teardrop Golf which resulted in a $1 million after-tax gain.

    In January 1999, the Company completed the sale of its remaining interest in the Power Systems operations for gross proceeds of approximately $30 million. No gain or loss was realized upon the transaction.

    In fiscal 1998, the Company sold the assets of Tommy Armour Golf for $10 million in cash and certain common stock of the purchaser. In April 1999, the Company completed the sale of this common stock which resulted in a realized $1 million net of tax gain.

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

    The following summarizes the operating results of the businesses classified as discontinued operations:

                                                                FOR THE FISCAL
                                                                     YEARS
                                                                     ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                 (IN MILLIONS)
Net sales...................................................    $77        $227
Pre-tax loss................................................     (1)        (44)

NOTE 5--GOODWILL IMPAIRMENT AND RESTRUCTURING CHARGES

    During fiscal 2000, the Company conducted a strategic review of certain operations in the Bath and Plumbing segment. As a result of this strategic review, the Company decided to dispose of the European HVAC operation and to exit three product lines at its U.S. Brass operation. In reaching this decision, the Company considered the profitability of these operations, the fact that the Company was not a market leader in these businesses, and the fact that significant investment would be required in order to make these businesses competitive with no assurance of a reasonable return on this investment.

                             U.S. INDUSTRIES, INC.

NOTE 5--GOODWILL IMPAIRMENT AND RESTRUCTURING CHARGES (CONTINUED)

    In September 2000, the Company wrote down the net assets of its European HVAC operation by recording a charge of $42 million, comprised of $24 million of goodwill impairment and $18 million of fixed asset impairments. In addition, the Company also incurred $4 million in inventory related charges. The European HVAC operation was subsequently sold in November 2000 for approximately $8 million, which represented its approximate book value at that time.

    In September 2000, the Company announced that it was exiting its Valley line of faucets, the Eastman line of connectors and its Sanitary Dash line of under the sink pipes. Accordingly, the Company recorded severance and commitment costs of $4 million and a goodwill impairment charge of $1 million. In addition, the Company also recorded inventory charges of $16 million as a result of the discontinuance of the three product lines. The restructuring plan includes the closure of two manufacturing facilities in Abilene and Plano, Texas and the termination of approximately 335 employees. The Company anticipates selling its current inventory and will complete its remaining in-process inventory during the first quarter of fiscal 2001. Accordingly, the Company anticipates recording additional accelerated depreciation in the first quarter of fiscal 2001 of approximately $5 million related to the revised useful lives of fixed assets. Upon completion, all remaining machinery and equipment will be disposed of and the vacated facilities will be sold.

    In January 2000, a decision was made to close the former Zurn Industries corporate office in Dallas, Texas, which resulted in the termination of 30 employees. The Company recorded a charge of $13 million relating to this decision, which included severance costs of $2 million, costs of $9 million for a lease expiring November 2007, and a write-off of $2 million relating to leasehold improvements and other fixed assets.

    Due to indications of impairment based on the additional consideration paid for Spear & Jackson and its current operating results, the Company evaluated the recoverability of the Spear & Jackson goodwill in accordance with its accounting policy as described in Note 2. In evaluating for impairment under its accounting policy, the Company first reviewed for impairment under the requirements of SFAS No. 121. The Company's estimate of undiscounted future cash flows of Spear & Jackson indicated there was no impairment of Spear & Jackson's long-lived assets and associated goodwill; however, the enterprise level assessment of the recoverability of Spear & Jackson's goodwill indicated the goodwill was impaired. In arriving at the fair value of Spear & Jackson, the Company considered a number of factors including 1) competition from less expensive imports; 2) declining margins on exports; 3) general decline in the industrial sector in the United Kingdom 4) Spear & Jackson's long-term financial plan and
5) analysis of values for similar companies. In determining the amount of the impairment, the Company compared the net book value to the estimated fair values of Spear & Jackson. Based on the above, the Company recorded an impairment charge to the goodwill of Spear & Jackson of $84 million in September 2000. The effect of this charge will reduce future goodwill amortization by approximately $2 million per annum.

    During fiscal 1998 the Company reviewed its long-term strategy for the newly combined entity resulting from the Merger and reviewed each operating company's performance and future prospects. As a result, the Company adopted a plan to improve efficiency and enhance competitiveness. The Company reorganized into four business units:

    - Bath and Plumbing Products

    - Lighting Corporation of America

    - Hardware and Tools

    - Diversified

                             U.S. INDUSTRIES, INC.

NOTE 5--GOODWILL IMPAIRMENT AND RESTRUCTURING CHARGES (CONTINUED)
    Each business unit has full operational and financial responsibility. The Company completed the disposition of a majority interest in the Diversified segment on March 24, 2000. (See Note 4).

    In conjunction with the reorganization into four business units, due to indications of impairment, the Company evaluated the recoverability of certain long-lived assets, primarily goodwill at Garden State Tanning and Keller Ladders. In arriving at the fair value of Garden State Tanning the Company considered a number of factors including: (i) annual price concessions in the automotive industry and Garden State Tanning's inability to reduce costs due to antiquated facilities and equipment, (ii) a dramatic decline in scrap leather prices attributable to the Asian economic crisis, (iii) capital investment that would be required to make Garden State Tanning a lower cost manufacturer,
(iv) Garden State Tanning's long-term financial plan and (v) analysis of values for similar companies. In arriving at the fair value of Keller Ladders the Company considered (i) the impact from the loss of a major customer, (ii) the inability to replace this business due to aggressive competition,
(iii) continued pressure for price concessions from mass merchants, (iv) Keller Ladder's long term financial plan and (iv) analysis of values for similar companies. In determining the amount of the impairment, the Company compared the net book values to the estimated fair values of Garden State Tanning and Keller Ladders. Based on the above, the Company determined that impairments to goodwill of $55 million and $28 million were necessary at Garden State Tanning and Keller, respectively. The reduced goodwill amortization at Garden State Tanning and Keller was $3 million per annum. In October 1999, the Company sold certain assets of Keller for approximately book value. In March 2000, the Company disposed of Garden State Tanning as part of the disposition of a majority equity interest in its Diversified segment (See Note 4).

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

    During the third quarter of fiscal 1999, the Company's footwear operations expanded its 1998 restructuring plan and closed a second domestic manufacturing facility. The closure of the second facility was completed by June 1999, with its production being outsourced to offshore vendors. The total charges amounted to $2 million and were comprised of the costs of terminating 110 employees and the write-off of impaired fixed assets. In addition, the Company incurred inventory obsolescence related costs of $1 million in connection with the closure of a manufacturing facility. During the first quarter of fiscal 2000, the Company sold of certain assets relating to the footwear operation for approximately book value.

    Also, during fiscal 1999, the Company recorded an additional $13 million in non-recurring charges. The Bath and Plumbing segment recorded a $5 million severance charge relating to a senior executive, while the Lighting Corporation of America segment recorded a $1 million severance charge for a senior executive and a $2 million charge related to the discontinuance of the controls product line. The Diversified segment incurred $5 million in charges and losses related to the closure of an unprofitable window operation.

                             U.S. INDUSTRIES, INC.

NOTE 5--GOODWILL IMPAIRMENT AND RESTRUCTURING CHARGES (CONTINUED)
    The restructuring at a number of facilities, which began during the third quarter of fiscal 1998, was substantially completed during fiscal 1999. In addition, during the third and fourth quarters of fiscal 1999, the Company reduced certain severance reserves by $1 million, primarily due to voluntary departures prior to final termination which resulted in lower severance costs.

    The restructuring did not have a significant impact on the ongoing operations during the periods that manufacturing was transitioned from the facilities to be closed. The expected benefits from the restructuring were primarily reduced depreciation, reduced fixed costs associated with leased facilities and reduced compensation costs. The final anticipated benefit will be approximately $8 million per annum and realized subsequent to the completion of all restructuring plans. The Company realized approximately 50% of the annual benefit in fiscal 1999 and substantially all of the benefit in fiscal 2000.

    The principal components of the goodwill impairment and restructuring charges are:

                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN MILLIONS)
Impairment of goodwill......................................    $109       $--        $ 83
Lease obligations and impairment of equipment...............      30         1          11
Merger, integration and other costs.........................      --        --          26
Severance and related costs.................................       5        --          22
                                                                ----       ---        ----
  Total.....................................................    $144       $ 1        $142
                                                                ====       ===        ====
Cash charges................................................    $ 16       $ 1        $ 52
Non-cash charges............................................     128        --          90
                                                                ----       ---        ----
  Total.....................................................    $144       $ 1        $142
                                                                ====       ===        ====

    The merger, integration and other costs also includes investment banking, legal and accounting fees and other miscellaneous costs, as well as costs related to change-in-control payments to certain Zurn employees.

                             U.S. INDUSTRIES, INC.

NOTE 5--GOODWILL IMPAIRMENT AND RESTRUCTURING CHARGES (CONTINUED)
    The accrued liabilities relating to the cash restructuring charges are detailed as follows:

                                                       LEASE AND                  MERGER AND
                                                       CONTRACT     SEVERANCE    OTHER RELATED
                                                        RELATED    AND RELATED       OTHER        TOTAL
                                                         COSTS        COSTS          COSTS        COSTS
                                                       ---------   -----------   -------------   --------
                                                                         (IN MILLIONS)
1998 activity:
  Initial Charges....................................     $ 4          $ 22          $ 26          $ 52
  Cash payments......................................      --            (6)          (24)          (30)
                                                          ---          ----          ----          ----
Balance at September 30, 1998........................       4            16             2            22
1999 activity:
  Cash payments......................................      (2)          (11)           (2)          (15)
  Adjustments........................................      --            (1)           --            (1)
  Fiscal 1999 charges................................       1             1            --             2
                                                          ---          ----          ----          ----
Balance at September 30, 1999........................       3             5            --             8
2000 activity:
  Cash payments......................................      (4)           (4)           --            (8)
  Reserves of Diversified Companies sold.............      --            (1)           --            (1)
  Fiscal 2000 charges................................      11             5            --            16
                                                          ---          ----          ----          ----
Balance at September 30, 2000........................     $10          $  5          $ --          $ 15
                                                          ===          ====          ====          ====

    The Company expects the remaining cash charges to be paid by the respective lease termination dates not to exceed seven years and severance agreements are expected to be paid within two years.

    In fiscal 2000, in addition to the $144 million of goodwill impairment and restructuring charges, the Company incurred $20 million of costs related to the elimination of product lines and the reduction of manufacturing facilities at the restructured operations. After an income tax benefit of $44 million, these charges reduced fiscal 2000 income from continuing operations by $120 million.

    In fiscal 1998, in addition to the $142 million of goodwill impairment, merger and restructuring costs, the Company incurred $11 million of costs related to the elimination of product lines and the reduction of manufacturing and warehouse facilities at its operations which were restructured. After an income tax benefit of $22 million, these charges reduced income from continuing operations for fiscal 1998, by $131 million.

    At September 30, 2000, approximately $9 million of the reserve is included in the balance sheet caption "Accrued expenses and other liabilities", while the remaining $6 million is recorded in the balance sheet caption "Other liabilities". At September 30, 1999, approximately $7 million of the reserve is included in the balance sheet caption "Accrued expenses and other liabilities", while the remaining $1 million is recorded in the balance sheet caption "Other liabilities".

                             U.S. INDUSTRIES, INC.

NOTE 6--LONG-TERM DEBT

    Long-term debt consists of the following:

                                                               AT SEPTEMBER 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                 (IN MILLIONS)
7.125% Senior Notes, net....................................   $  248     $  248
7.25% Senior Notes, net.....................................      123        123
Revolving credit facility, US dollar........................      238        300
Revolving credit facility, foreign currencies...............      239        279
Commercial paper............................................       97        167
Other short-term borrowings.................................       62         55
Other long-term debt........................................       19         62
                                                               ------     ------
                                                                1,026      1,234
Less current maturities.....................................     (141)       (15)
                                                               ------     ------
Long-term debt..............................................   $  885     $1,219
                                                               ======     ======

    Principal payments on long-term debt for the next five years ended September 30 are as follows:

                                                              (IN MILLIONS)
                                                              -------------
2001........................................................       $141
2002........................................................       $502
2003........................................................       $  2
2004........................................................       $250
2005........................................................       $  2

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

    The 7.25% Notes and the 7.125% Notes (collectively, the "Notes"), along with the Credit Agreement and Credit Facility described below, are joint and several obligations of USI Global Corp. ("USI Global") and USIAH, and are guaranteed by USI Atlantic (see Note 14). USI Global and USI Atlantic are wholly-owned subsidiaries of USI. The Notes are redeemable at the option of the Company, in whole or in part, at a redemption price equal to the greater of (i) 100% of the principal amount to be redeemed, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the Notes to be redeemed, discounted at a rate based on the yield to maturity of the comparable U.S. Government securities plus a spread (10 basis points for the 7.25% Notes and 50 basis points for the 7.125% Notes)

                             U.S. INDUSTRIES, INC.

NOTE 6--LONG-TERM DEBT (CONTINUED)
plus, in each case, accrued interest to the date of redemption. The Notes are unsecured but the indentures place restrictions on liens and subsidiary indebtedness.

    The Company has a five year revolving line of credit which had original availability of $750 million (the "Credit Agreement") that terminates on December 12, 2001. The Credit Agreement was permanently reduced by $100 million on December 12, 1999, and will be reduced by an additional $150 million on December 12, 2000. The Credit Agreement includes committed advances and uncommitted bid option advances. The committed advances bear interest based on, at the option of the Company, (i) specified spreads over London Interbank Offer Rate ("LIBOR") or (ii) the higher of the agent bank's reference rate or 50 basis points above the federal funds rate in effect on such date. The spreads on the LIBOR-based borrowings range between 15 and 62.5 basis points, based on the Company's senior unsecured debt rating for the relevant period. At
September 30, 2000 three-month LIBOR was 6.811% per annum and the spread over LIBOR was 22.5 basis points. A facility fee, regardless of the amount utilized, is payable on a quarterly basis in arrears on the full amount of the Credit Agreement. The facility fee ranges between 7.5 and 25 basis points per annum, based upon the Company's senior unsecured debt ratings for the relevant period. At September 30, 2000, the facility fee was 10.0 basis points per annum. The Credit Agreement places restrictions on, among other things, liens, mergers, consolidations and additional indebtedness. Its financial covenants require USI to comply with maximum ratio of total funded debt to capital and a consolidated leverage ratio. The maximum ratios are .60:1.00 and 3.5:1.0, respectively.

    During fiscal 1998, the Company amended the Credit Agreement to allow a portion of the available facility to be used for borrowings in currencies other than the U.S. dollar, to eliminate the previous restriction limiting certain unsecured indebtedness to $200 million, to permit the Merger, and to add USI as a co-obligor. USIAH is the co-obligor, and USI Atlantic is the guarantor of the Credit Agreement.

    At September 30, 2000, the Company had long-term indebtedness of $53 million, $181 million and $5 million, denominated in German marks, British pounds and Dutch guilders, respectively. These borrowings hedge the Company's net investments in several operating companies. The total foreign denominated debt of $239 million was borrowed through the Company's Credit Agreement.

    In April 1999, the Company commenced a $300 million commercial paper program, of which $97 million was outstanding at September 30, 2000. The commercial paper is supported by a $300 million 364-day revolving line of credit ("the Credit Facility"). This Credit Facility was renewed in October 2000 and the new termination date is October 26, 2001. Accordingly, the Company has classified this borrowing as long term.

    Other short-term borrowings at September 30, 2000 primarily consist of notes payable, which bear interest at a weighted average interest rate of 7.03%, with maturities due within one year. The Company intends to refinance these borrowings under the Credit Agreement and accordingly, the Company has classified these as long term. Uncommitted short-term lines of credit at September 30, 2000, used and unused, total $195 million.

    At September 30, 2000 the Company had current maturities of long-term debt and short-term notes payable aggregating $170 million. At September 30, 2000, subject to the financial covenants, the Company had $510 million of availability both in committed and uncommitted lines of credit. The committed availability amounted to $376 million and was comprised of $173 million of unused credit available under the Credit Agreement and $203 million of unused availability under its 364-day day facility expiring October 26, 2001. The availability under uncommitted short-term lines of credit amounted to $134 million.

                             U.S. INDUSTRIES, INC.

NOTE 6--LONG-TERM DEBT (CONTINUED)
    Interest paid (received) during fiscal 2000, 1999 and 1998, including amounts under swap agreements of $(1) million, $4 million and $3 million, was $87 million, $73 million, and $71 million, respectively.

    In August 1999, the Company's shelf registration statement on Form S-3 filed with the Commission in order to register $600 million in debt securities became effective. The Company expects to issue debt securities covered by this registration statement in future periods depending on market conditions.

    In connection with the fiscal 1998 repayment of borrowings under a Zurn Facility, the Company recorded a net-of-tax extraordinary charge of $5 million to write-off unamortized deferred financing costs and to settle outstanding interest rate protection agreements.

    In anticipation of an offering of debt securities, the Company entered into certain interest rate protection agreements in March and April 1998. Due to subsequent market changes, the principal amount and term of the 7.125% Notes that were ultimately sold varied from those originally anticipated. These interest rate protection agreements were settled in September 1998 for $22 million. The portion of the costs of the agreements deemed related to the 7.125% Notes of $10 million will be amortized over the term of the 7.125% Notes bringing the effective interest rate to approximately 8.4%. The Company has recorded a non-recurring charge of $12 million ($7 million after-tax), to write-off the remainder of the costs of the agreements in the fourth quarter of fiscal 1998, which is included in other income (expense), net.

    The Company entered into interest rate protection agreements to receive a floating rate based on three-month LIBOR and pay a weighted average fixed rate. The fixed interest rate under the interest rate swap currently outstanding is 5.59% per annum. All interest rate swaps are of notional amounts and maturities that hedge specific portions of outstanding debt, and accordingly, are accounted for as hedge transactions. The aggregate notional amounts and periods covered by such agreements are as follows:

October 1, 2000 through September 30, 2001..................  $100 million

    The Company had issued standby letters of credit aggregating $42 million at September 30, 2000.

NOTE 7--PENSION AND RETIREMENT PLANS

DOMESTIC BENEFIT ARRANGEMENTS

    The Company and its subsidiaries sponsor a number of noncontributory defined benefit pension plans covering substantially all of its United States employees. The benefits under these plans are based primarily on years of credited service and compensation as defined under the respective plan provisions. The Company's funding policy is to contribute amounts to the plans sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, as amended, plus such additional amounts as the Company may determine to be appropriate from time to time.

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

                             U.S. INDUSTRIES, INC.

NOTE 7--PENSION AND RETIREMENT PLANS (CONTINUED)
    The assumptions used and the net periodic pension cost for the Company's defined benefit plans, as well as the total contributions charged to pension expense for the defined contribution and multi-employer plans covering employees in the United States are presented below:

                                                           PENSION BENEFITS                     OTHER BENEFITS
                                                 ------------------------------------   ------------------------------
                                                   2000       1999          1998          2000       1999       1998
                                                 --------   --------   --------------   --------   --------   --------
WEIGHTED AVERAGE ASSUMPTIONS AS OF SEPTEMBER 30
    Discount rate..............................    8.0%       7.5%              6.75%     8.0%       7.5%       6.75%
    Rate of compensation increase..............    4.5%       4.5%     4.50% to 5.75%      --         --          --
    Expected long-term rate of return on
      assets...................................    9.5%       9.5%      9.0% to 11.0%      --         --          --

                                                                     PENSION BENEFITS                  OTHER BENEFITS
                                                              ------------------------------   ------------------------------
                                                                2000       1999       1998       2000       1999       1998
                                                              --------   --------   --------   --------   --------   --------
                                                                                       (IN MILLIONS)
COMPONENTS OF NET PERIODIC BENEFIT COST
  Defined benefit plans:
    Service cost............................................    $ 15       $ 17       $ 14       $ 1        $ 1         $1
    Interest cost...........................................      30         32         30         4          4          4
    Expected return on plan assets..........................     (55)       (54)       (50)       --         --         --
    Prior service cost......................................       2          1          2        --         --         --
    Amortization of unrecognized transition asset...........      (1)        (2)        (3)       --         --         --
    Net actuarial gain......................................      (4)        (1)        --        (1)        --         --
    Curtailments............................................     (20)        (1)        --        --         (1)        --
                                                                ----       ----       ----       ---        ---         --
  Net periodic benefit (income) cost for defined benefit
    plans...................................................     (33)        (8)        (7)        4          4          5
  Defined contribution plans................................       3          4          7        --         --         --
  Multi-employer expense....................................      --          1          2        --         --         --
                                                                ----       ----       ----       ---        ---         --
Net periodic (income) cost..................................    $(30)      $ (3)      $  2       $ 4        $ 4         $5
                                                                ====       ====       ====       ===        ===         ==

    The fiscal year 2000 curtailment gain of $20 million is primarily related to the Diversified Transactions and is included in the statement of operations caption "Gain on sale of Diversified businesses".

                             U.S. INDUSTRIES, INC.

NOTE 7--PENSION AND RETIREMENT PLANS (CONTINUED)
    The following table provides a reconciliation of changes in the projected benefit obligation, fair value of plan assets and the funded status of the Company's defined benefit pension and postretirement benefit plans with the amounts recognized in the Company's balance sheet at September 30:

                                                                                           OTHER
                                                               PENSION BENEFITS          BENEFITS
                                                              -------------------   -------------------
                                                                2000       1999       2000       1999
                                                              --------   --------   --------   --------
                                                                            (IN MILLIONS)
CHANGE IN PROJECTED BENEFIT OBLIGATION:
Benefit obligation at beginning of year.....................   $ 461      $ 476       $ 57       $ 59
Service cost................................................      15         17          1          1
Interest cost...............................................      30         32          4          4
Plan amendments.............................................       4          1         --          1
Actuarial (gain) loss.......................................      (4)       (47)         1         (3)
Curtailments................................................      (8)        (2)        --         (1)
Benefits paid...............................................     (31)       (32)        (5)        (5)
Acquisitions (divestitures).................................    (130)        16         (9)         1
                                                               -----      -----       ----       ----
Benefit obligation at end of year...........................   $ 337      $ 461       $ 49       $ 57
                                                               =====      =====       ====       ====
CHANGE IN FAIR VALUE OF PLAN ASSETS
Fair value of plan assets at beginning of year..............   $ 676      $ 603       $ --       $ --
Actual return on plan assets................................      67         86         --         --
Employer contributions......................................       9          4          5          5
Benefits paid...............................................     (31)       (32)        (5)        (5)
Acquisitions (divestitures).................................    (127)        15         --         --
                                                               -----      -----       ----       ----
Fair value of plan assets at end of year....................   $ 594      $ 676       $ --       $ --
                                                               =====      =====       ====       ====
FUNDED STATUS OF PLANS:
Plan assets in excess of (less than) projected benefit
  obligation................................................   $ 257      $ 215       $(49)      $(57)
Unrecognized net actuarial gains............................    (123)      (119)        (4)        (7)
Unrecognized prior service cost.............................      16         14         (1)        (2)
Unrecognized net transition asset...........................      --         (3)        --         --
                                                               -----      -----       ----       ----
Total recognized in the consolidated balance sheet..........   $ 150      $ 107       $(54)      $(66)
                                                               =====      =====       ====       ====
AMOUNTS RECOGNIZED IN THE BALANCE SHEET CONSIST OF:
Prepaid benefits............................................   $ 163      $ 124       $ --       $ --
Accrued benefits............................................     (20)       (27)       (54)       (66)
Intangible assets...........................................       3          4         --         --
Accumulated other comprehensive income......................       4          6         --         --
                                                               -----      -----       ----       ----
Total recognized in the consolidated balance sheet..........   $ 150      $ 107       $(54)      $(66)
                                                               =====      =====       ====       ====

    The aggregate projected benefit obligation and the aggregate fair value of plan assets, for the plans that have a projected benefit obligation in excess of plan assets, are $111 million and $92 million, respectively, in 2000 and $162 million and $136 million, respectively, in 1999.

                             U.S. INDUSTRIES, INC.

NOTE 7--PENSION AND RETIREMENT PLANS (CONTINUED)

    The aggregate accumulated benefit obligation and the aggregate fair value of plan assets, for the plans that have an accumulated benefit obligation in excess of plan assets, are $65 million and $51 million, respectively, in 2000 and $91 million and $74 million, respectively, in 1999.

    The assets for the Company's U.S. plans are included in a master trust which principally invests in listed stocks and bonds, including common stock of the Company. The Company's common stock included in plan assets was 1,253,100 and 983,100 shares at September 30, 2000 and 1999, respectively, representing
$13 million and $16 million of the master trust's assets at those dates. At September 30, 1999, approximately $9 million of the Company's plan assets were held by a master trust sponsored by Huffy Corp., the former owners of True Temper. These plan assets were transferred to the USI master trust in December 1999.

    The weighted average annual assumed rate of increase in the per capita cost of covered benefits (i.e., the health care cost trend rate) for the other postretirement benefit plans was 9.0% for 2000 and is assumed to decrease 0.5% a year to 5.5%. A one-percentage-point change in the assumed health care cost trend rate would have the following effects at and for the year ended
September 30, 2000 (in millions):

Effect of a 1% increase in the health care cost trend rate
  on:
  Service cost plus interest cost...........................    $ --
  Accumulated post-retirement benefit obligation............       3

Effect of a 1% decrease in the health care cost trend rate
  on:
  Service cost plus interest cost...........................      --
  Accumulated post-retirement benefit obligation............      (3)

FOREIGN BENEFIT ARRANGEMENTS

    The Company's foreign defined benefit pension plans cover substantially all SiTeco's employees in Germany and Austria, and the salaried employees of Spear and Jackson and Spring Ram. Spring Ram was acquired in July 1999. (See Note 3).

                             U.S. INDUSTRIES, INC.

NOTE 7--PENSION AND RETIREMENT PLANS (CONTINUED)
    The assumptions used and net periodic pension cost for the Company's foreign defined benefit plans are presented below.

                                               PENSION BENEFITS
                                  -------------------------------------------
                                      2000           1999            1998
                                  ------------   -------------   ------------
WEIGHTED-AVERAGE ASSUMPTIONS AS
  OF SEPTEMBER 30
Discount rate...................  6.0% to 6.5%   5.75% to 6.0%   6.0% to 6.5%
Rate of compensation increase...  2.5% to 4.0%   2.5% to 4.0%    2.5% to 4.5%
Expected long-term rate of
  return on assets..............  8.5% to 9.0%   7.0% to 9.0%            9.0%

                                                                  PENSION BENEFITS
                                                           ------------------------------
                                                             2000       1999       1998
                                                           --------   --------   --------
                                                                   (IN MILLIONS)
COMPONENTS OF NET PERIODIC BENEFIT COST
Defined benefit plans:
Service cost.............................................    $  4       $  4       $  3
Interest cost............................................      10          9          7
Expected return on plan assets...........................     (11)        (9)        (7)
Curtailments.............................................      (1)        --         --
                                                             ----       ----       ----
Net periodic benefit cost................................    $  2       $  4       $  3
                                                             ====       ====       ====

                             U.S. INDUSTRIES, INC.

NOTE 7--PENSION AND RETIREMENT PLANS (CONTINUED)
    The following table provides a reconciliation of changes in the projected benefit obligation, the fair value of plan assets and the funded status of the Company's foreign defined benefit pension plans with the amounts recognized in the Company's balance sheet as of September 30:

                                                                     PENSION BENEFITS
                                                                  ----------------------
                                                                    2000          1999
                                                                  --------      --------
                                                                      (IN MILLIONS)
CHANGE IN PROJECTED BENEFIT OBLIGATION:
Benefit obligation at beginning of year.....................        $182          $143
Service cost................................................           4             4
Interest cost...............................................          10             9
Employee contributions......................................           2             1
Foreign currency exchange rate changes......................         (21)           (4)
Actuarial (gain) loss.......................................          (4)           --
Settlements/curtailments....................................          (2)           --
Benefits paid...............................................          (7)           (7)
Acquisitions (divestitures).................................          --            36
                                                                    ----          ----
Benefit obligation at end of year...........................        $164          $182
                                                                    ====          ====
CHANGE IN FAIR VALUE OF PLAN ASSETS
Fair value of plan assets at beginning of year..............        $151          $102
Actual return on plan assets................................          13            15
Foreign currency exchange rate changes......................         (16)           (1)
Employer contributions......................................           3             2
Employee contributions......................................           1             1
Benefits paid...............................................          (7)           (7)
Acquisitions (divestitures).................................          --            39
                                                                    ----          ----
Fair value of plan assets at end of year....................        $145          $151
                                                                    ====          ====
FUNDED STATUS OF PLANS:
Plan assets less than projected benefit obligation..........        $(19)         $(31)
Unrecognized net actuarial gains............................           4            10
                                                                    ----          ----
Total recognized in the consolidated balance sheet..........        $(15)         $(21)
                                                                    ====          ====
AMOUNTS RECOGNIZED IN THE BALANCE SHEET CONSIST OF:
Prepaid benefits............................................        $  4          $  3
Accrued benefits............................................         (19)          (24)
                                                                    ----          ----
Total recognized in the consolidated balance sheet..........        $(15)         $(21)
                                                                    ====          ====

    The aggregate projected benefit obligation and the aggregate fair value of plan assets, for the plans that have a projected benefit obligation in excess of plan assets, are $131 million and $105 million, respectively, in 2000 and $144 million and $112 million, respectively, in 1999.

    Certain plans have accumulated benefit obligations with no corresponding plan assets. The accumulated benefit obligation related to these plans were $15 million and $19 million in 2000 and 1999, respectively.

                             U.S. INDUSTRIES, INC.

NOTE 8--LEASES

    Rental expense for operating leases was:

                                                                     FOR THE FISCAL YEARS
                                                                     ENDED SEPTEMBER 30,
                                                             ------------------------------------
                                                               2000          1999          1998
                                                             --------      --------      --------
                                                                        (IN MILLIONS)
Minimum rentals........................................        $27           $32           $26
Contingent rentals.....................................          1             3             3
                                                               ---           ---           ---
                                                               $28           $35           $29
                                                               ===           ===           ===

    Future minimum rental commitments under noncancellable operating leases as of September 30, 2000 are:

                                                              (IN MILLIONS)
                                                              -------------
2001........................................................       $ 29
2002........................................................         25
2003........................................................         20
2004........................................................         15
2005........................................................         13
Thereafter..................................................         55
                                                                   ----
Total minimum lease payments................................       $157
                                                                   ====

NOTE 9--INCOME TAXES

    Income before income taxes, discontinued operations and extraordinary loss consists of:

                                                                   FOR THE FISCAL YEARS
                                                                   ENDED SEPTEMBER 30,
                                                           ------------------------------------
                                                             2000          1999          1998
                                                           --------      --------      --------
                                                                      (IN MILLIONS)
United States........................................       $ 136          $175          $10
Foreign..............................................         (79)           66           68
                                                            -----          ----          ---
                                                            $  57          $241          $78
                                                            =====          ====          ===

                             U.S. INDUSTRIES, INC.

NOTE 9--INCOME TAXES (CONTINUED)
    The provisions (benefit) for federal, foreign, and state income taxes attributable to income from continuing operations consist of:

                                                                     FOR THE FISCAL YEARS
                                                                     ENDED SEPTEMBER 30,
                                                             ------------------------------------
                                                               2000          1999          1998
                                                             --------      --------      --------
                                                                        (IN MILLIONS)
Current:
  Federal..............................................        $ 15          $49           $28
  Foreign..............................................          15           24            23
  State................................................           4            7             4
                                                               ----          ---           ---
                                                                 34           80            55
  Deferred.............................................         (13)           7            20
                                                               ----          ---           ---
                                                               $ 21          $87           $75
                                                               ====          ===           ===

    The Company's effective income tax provision attributable to continuing operations differs from the statutory federal income tax provision as follows:

                                                                   FOR THE FISCAL YEARS
                                                                   ENDED SEPTEMBER 30,
                                                           ------------------------------------
                                                             2000          1999          1998
                                                           --------      --------      --------
                                                                      (IN MILLIONS)
Statutory federal income tax provision...............        $ 20          $ 84          $ 27
Foreign income tax differential......................          (1)           (3)            2
State income taxes (net of federal benefit)..........           3             5             3
Goodwill amortization................................           6             5             6
Goodwill impairment..................................           7            --            29
Resolution of tax contingencies......................         (20)           (6)           --
Non-deductible restructuring charges.................           4            --             8
Miscellaneous........................................           2             2            --
                                                             ----          ----          ----
                                                             $ 21          $ 87          $ 75
                                                             ====          ====          ====

                             U.S. INDUSTRIES, INC.

NOTE 9--INCOME TAXES (CONTINUED)

                                                                    AT SEPTEMBER 30,
                                                                 ----------------------
                                                                   2000          1999
                                                                 --------      --------
                                                                     (IN MILLIONS)
Deferred tax liabilities:
  Property, plant and equipment............................        $ 27          $ 33
  Inventory................................................           5             3
  Net pension assets.......................................          18            19
  Other....................................................           3             3
                                                                   ----          ----
  Total deferred tax liabilities...........................          53            58
                                                                   ----          ----

Deferred tax assets:
  Accruals and allowances..................................          53            93
  Postretirement benefits..................................          13            16
  Deductible goodwill......................................          39            20
  Other....................................................          --             3
                                                                   ----          ----
  Total deferred tax assets................................         105           132
                                                                   ----          ----
  Net deferred tax asset...................................        $ 52          $ 74
                                                                   ====          ====

    The classification of the deferred tax balances is:

                                                                    AT SEPTEMBER 30,
                                                                 ----------------------
                                                                   2000          1999
                                                                 --------      --------
                                                                     (IN MILLIONS)
Current asset..............................................        $ 67          $ 71
Current liabilities........................................          (5)           (3)
                                                                   ----          ----
                                                                     62            68
                                                                   ----          ----
Noncurrent asset...........................................          38            61
Noncurrent liabilities.....................................         (48)          (55)
                                                                   ----          ----
                                                                    (10)            6
                                                                   ----          ----
Net deferred tax asset.....................................        $ 52          $ 74
                                                                   ====          ====

    The current year tax provision was reduced by approximately $20 million as a result of certain tax liabilities with respect to foreign subsidiaries, which arose as a result of the demerger from Hanson plc (the "Demerger") in 1995, being resolved in fiscal 2000. The fiscal 1999 tax provision was reduced by approximately $6 million as a result of the resolution of certain foreign tax matters and other miscellaneous items. Other tax liabilities with respect to undistributed earnings of foreign subsidiaries, which arose as a result of the Demerger in 1995, were resolved during fiscal 1999. These liabilities were originally recorded as a direct charge to paid in capital at the time of the Demerger. Accordingly, approximately $16 million of such tax reserves no longer required were credited directly to paid in capital in fiscal 1999.

    Income taxes paid during fiscal 2000, 1999 and 1998 were $62 million, $55 million, and $72 million, respectively.

                             U.S. INDUSTRIES, INC.

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

    As holders of restricted stock have all the rights of other stockholders, subject to certain restrictions and forfeiture provisions, such restricted stock is considered to be issued and outstanding. Restrictions on shares will expire when vested (vesting either occurs in thirds; on the third year, fifth year, and seventh year anniversaries of the date of grant, or solely on the seventh year anniversary of the date of grant). The amount of restricted stock recorded is based upon the market value of the shares on the date of grant. This amount is subsequently amortized or earned in accordance with the respective expiration schedules. Unearned restricted stock is included as a separate component of stockholders' equity. At September 30, 2000, 1999 and 1998 the unamortized restricted stock outstanding was 1,091,336, 2,136,706, and 1,827,604 shares, respectively.

    In October 2000, the Company's Compensation Committee approved, upon a spinoff of LCA Group from the Company, the acceleration of vesting and the extension of terms for certain grants of the Company's options for LCA Group employees. In addition, the vesting of the Company's restricted stock awards held by LCA Group employees will be accelerated. The exercise price for all of the Company's options will be adjusted to reflect the value of LCA Group common stock at date of spin-off.

    Under the Company's stock compensation plans, the independent directors, officers and employees may be granted options to purchase the Company's stock at no less than the fair market value of the date of the option grant. The Company has adopted the disclosure-only provisions of SFAS 123. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plan been determined based on the fair market value at the grant date for awards in fiscal 2000, 1999 and 1998, consistent with the provision of SFAS 123, the Company's net income and income per share would have been reduced to the pro forma amounts indicated below:

                                                              FOR THE FISCAL YEARS ENDED
                                                         ------------------------------------
                                                           2000          1999          1998
                                                         --------      --------      --------
                                                           (IN MILLIONS, EXCEPT PER SHARE)
Net income (loss)-as reported......................       $  36         $ 141         $  (44)
Net income (loss)-pro forma........................          33           138            (46)

Net income (loss)-per share-as reported basic......       $0.44         $1.53         $(0.46)
Net income (loss)-per share-as reported diluted....        0.43          1.51          (0.45)
Net income (loss)-per share-pro forma basic........        0.41          1.50          (0.48)
Net income (loss)-per share-pro forma diluted......        0.40          1.48          (0.47)

                             U.S. INDUSTRIES, INC.

NOTE 10--STOCKHOLDER'S EQUITY AND STOCK COMPENSATION PLANS (CONTINUED)
    The fair value for these options was estimated at the date of grant using the Black-Scholes model with the following assumptions:

Expected dividend yield at date of grant:
  2000......................................................        2%
  1999 and 1998.............................................        1%
Expected stock price volatility:
  2000......................................................       36%
  1999......................................................       37%
  1998......................................................       40%
Risk-free interest rate:
  2000......................................................     6.55%
  1999......................................................     5.06%
  1998......................................................     5.42%
Expected life of options....................................  4 years

    The assumptions used for options issued under the Zurn plan in 1998 prior to the merger were as follows: expected dividend yield of 1%,; expected stock price volatility of 26%; risk-free interest rate of 5.80%; and expected life of options of 7 years.

    The weighted-average fair value of options, calculated using the Black-Scholes option pricing model, granted during 2000, 1999 and 1998 is $4.02, $5.51 and $9.14, respectively.

    A summary of the Company's stock option activity and related information for the years ended September 30 follows:

                                           2000                   1999                   1998
                                   --------------------   --------------------   ---------------------
                                               WEIGHTED               WEIGHTED                WEIGHTED
                                               AVERAGE                AVERAGE                 AVERAGE
                                   NUMBER OF   EXERCISE   NUMBER OF   EXERCISE   NUMBER OF    EXERCISE
                                    OPTIONS     PRICE      OPTIONS     PRICE      OPTIONS      PRICE
                                   ---------   --------   ---------   --------   ----------   --------
Outstanding-beginning of year....  5,921,264    $14.75    4,836,897    $14.07     6,377,677    $13.45
Granted..........................  2,168,125     12.25    1,656,850     16.75       280,353     25.02
Exercised........................   (429,104)     9.18     (359,422)    11.33    (1,401,231)    13.19
Cancelled/expired................   (847,867)    19.43     (213,061)    20.28      (419,902)    14.95
                                   ---------    ------    ---------    ------    ----------    ------
Outstanding-end of year..........  6,812,418    $13.72    5,921,264    $14.75     4,836,897    $14.07
                                   =========    ======    =========    ======    ==========    ======
Exercisable-end of year..........  3,713,357    $13.50    3,976,611    $13.32     3,488,907    $13.73
                                   =========    ======    =========    ======    ==========    ======

                             U.S. INDUSTRIES, INC.

NOTE 10--STOCKHOLDER'S EQUITY AND STOCK COMPENSATION PLANS (CONTINUED)
    The following table summarizes the status of the stock options outstanding and exercisable at September 30, 2000:

                                                                                    STOCK OPTIONS
                                                STOCK OPTIONS OUTSTANDING            EXERCISABLE
                                            ----------------------------------   --------------------
                                                         WEIGHTED     WEIGHTED               WEIGHTED
                                                         REMAINING    AVERAGE                AVERAGE
                                            NUMBER OF   CONTRACTUAL   EXERCISE   NUMBER OF   EXERCISE
RANGE OF EXERCISE PRICES                     OPTIONS       LIFE        PRICE      OPTIONS     PRICE
------------------------                    ---------   -----------   --------   ---------   --------
$8.75 to $12.97...........................  4,391,038   2.38 years     $11.34    2,320,413    $10.50
$13.20 to $19.41..........................  1,848,024   7.82 years     $16.41      920,185    $16.10
$20.47 to $28.88..........................    573,356   5.23 years     $23.25      472,759    $23.12
                                            ---------   ----------     ------    ---------    ------
Total.....................................  6,812,418   4.10 years     $13.72    3,713,357    $13.50
                                            =========   ==========     ======    =========    ======

    Options granted under the Stock Option Plan vest annually in four equal installments from the date of grant. The Company had authorization under the Stock Option Plan to grant 527,393 and 166,454 additional options at September 30, 2000 and 1999, respectively.

    The Company adopted a Stockholder Rights Plan (the "Plan") effective
October 15, 1998, and declared a dividend of one Right on each outstanding share of Common Stock held by stockholders of record on October 29, 1998.

    Initially, the Rights will trade with the common stock of the Company and will not be exercisable. The Rights will separate from the common stock and become exercisable upon the occurrence of events typical for stockholder rights plans. In general, such separation will occur when any person or group of affiliated persons acquires or makes an offer to acquire 15% or more of the Company's Common Stock. Thereafter, separate Rights certificates will be distributed and each Right will entitle its holder to purchase such number of one one-hundredths of a share of the Company's Series A Junior preferred Stock having a market value equal to two times the exercise price for the Rights. Each one one-hundredth of a share of Preferred Stock has economic and voting terms equivalent to those of one share of the Company's Common Stock.

    If not redeemed earlier, the Rights will expire on October 15, 2008, or at the close of business on the 90th day following the date any person or group of affiliated persons acquires or makes an offer to acquire 15% or more of the Company's Common Stock.

    During fiscal 1999, the Board of Directors authorized share repurchase programs aggregating $300 million. In April 2000, the Board of Directors authorized an additional $50 million of share repurchases. As of September 30, 2000, the Company had purchased $289 million of its common stock for treasury under the program, of which $99 million was purchased in fiscal 2000. During June 2000, in a separate transaction authorized and undertaken outside the existing share repurchase program, the Company repurchased all of its common stock held by the former owners of Spear & Jackson for $44 million. During October 1999, the Company entered into equity instrument contracts that were utilized to purchase approximately $40 million of its common stock. At the discretion of the Company, such contracts can be settled in cash, shares or a combination of both, at anytime prior to June 30, 2001. The repurchase program has been and will continue to be, funded from cash provided from operations, proceeds received from the sale of a majority interest in the Diversified segment and available borrowings

                             U.S. INDUSTRIES, INC.

NOTE 10--STOCKHOLDER'S EQUITY AND STOCK COMPENSATION PLANS (CONTINUED) under the Company's existing credit facilities. Share repurchases are made at prices deemed acceptable to management.

NOTE 11--COMMITMENTS AND CONTINGENCIES

    The Company is subject to a wide range of environmental protection laws. The Company has remedial and investigatory activities underway at approximately 46 sites, of which, the Company has been named as a Potentially Responsible Party ("PRP") at 13 "superfund" sites pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 or comparable statutes.

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

    At September 30, 2000, the Company had accrued approximately $11 million ($3 million accrued as current liabilities; $8 million as non-current liabilities) for various environmental related liabilities of which the Company is aware. The Company believes that the range of liability for such matters is between approximately $3 million and $13 million.

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

                             U.S. INDUSTRIES, INC.

NOTE 12--SEGMENT DATA

    BATH AND PLUMBING PRODUCTS--whirlpools, spas, faucets, chinaware, bathtubs, shower tub enclosures, bath accessories, plumbing fittings, other behind the wall plumbing products and HVAC products.

    LIGHTING CORPORATION OF AMERICA--commercial and industrial lighting fixtures such as indoor, street, area, parking garage, landscape, emergency and exits lights. Residential lighting products such as chandeliers, hall foyers, track lighting.

    HARDWARE AND TOOLS--non-powered hand tools, long handled tools, lawn and garden tools, wheeled goods and industrial tools.

    DIVERSIFIED--automotive interiors, consumer products and precision engineered products for automotive, jet aviation and electronics industry.

    Products are primarily sold to the home improvement and home construction markets through mass merchandisers, hardware stores, home centers, distributors, wholesalers and other outlets. The diversified segment products were sold to mass merchandisers, wholesalers, distributors and original equipment manufacturers.

    The Company's operations are principally located in North America and Europe and to a lesser extent, in other regions of the world. The Company's country of domicile is the United States. Export sales represented 6%, 9% and 9% of the Company's total net sales for fiscal years 2000, 1999 and 1998, respectively. Principal international markets served include Europe, South America, Canada and Asia. Corporate assets consist primarily of real property, cash and cash investments and other investments.

    The Company's segments are based on similarities in products and services and represent the aggregation of similar operating units for which financial information is regularly evaluated by the corporate operating executives in determining resource allocation and assessing performance and is periodically reviewed by the Board of Directors. Accounting policies for the segments are the same as those for the Company. The Company evaluates performance based on operating results and, other than general corporate expense, allocates specific corporate overhead to each segment.

                             U.S. INDUSTRIES, INC.

NOTE 12--SEGMENT DATA (CONTINUED)
    The following table presents information about the Company by segment and geographic area:

                                                          FOR THE FISCAL YEARS ENDED SEPTEMBER 30,
                                               ---------------------------------------------------------------
                                                 2000       1999       1998     2000(1)    1999(2)    1998(3)
                                               --------   --------   --------   --------   --------   --------
                                                         NET SALES                 OPERATING INCOME (LOSS)
                                               ------------------------------   ------------------------------
                                                                        (IN MILLIONS)
BUSINESS SEGMENTS:
  Bath and Plumbing Products.................   $1,390     $1,303     $1,105      $ 71       $150       $ 93
  Lighting Corporation of America............      812        805        766        43         46         52
  Hardware and Tools.........................      472        462        375       (47)        37         (3)
  Diversified(4).............................      414        859        889        35         88         32
                                                ------     ------     ------      ----       ----       ----
    TOTALS...................................   $3,088     $3,429     $3,135       102        321        174
                                                ======     ======     ======
Corporate expenses...........................                                      (14)       (18)       (32)
                                                                                  ----       ----       ----

    TOTAL OPERATING INCOME...................                                       88        303        142
Interest expense.............................                                      (86)       (81)       (69)
Interest income..............................                                       17          5          8
Gain on sale of Diversified businesses.......                                       39         --         --
Equity earnings in investee..................                                        3         --         --
Other income (expense), net..................                                       (4)        14         (3)
                                                                                  ----       ----       ----
Income before income taxes, discontinued
  operations and extraordinary loss..........                                       57        241         78
Provision for income taxes(5)................                                      (21)       (87)       (75)
                                                                                  ----       ----       ----
Income from continuing operations............                                     $ 36       $154       $  3
                                                                                  ====       ====       ====

------------------------

(1) Operating income for fiscal 2000 includes goodwill impairment, restructuring and other related costs of $164 million. (See Note 5). Accordingly, operating income (loss) for Bath and Plumbing Products and Hardware and Tools includes charges of $80 and $84 million, respectively.

(2) Operating income for the year ended September 30, 1999 includes restructuring and other related charges of $15 million. (See Note 5). Accordingly, operating income for Bath and Plumbing Products, Lighting Corporation of America, and Diversified includes charges of $5, $3 and $7 million, respectively.

(3) Operating income (loss) for the year ended September 30, 1998 includes goodwill impairment and restructuring costs of $142 million and product change costs in connection with the restructuring of approximately
    $11 million. (See Note 5). Accordingly, operating income (loss) for Bath and Plumbing Products, Lighting Corporation of America, Hardware and Tools, Diversified and Corporate expenses include goodwill impairment, restructuring and other related charges of $40, $3, $32, $71 and $7 million, respectively.

(4) Operating income for the Diversified includes $7 and $3 million, for 1999 and 1998, respectively of equity losses from the Company's investment in UPI. The equity losses include charges associated with impairments of UPI and its subsidiaries of $6 and $4 million, respectively. UPI was disposed of as part of the Diversified Transactions.

                             U.S. INDUSTRIES, INC.

NOTE 12--SEGMENT DATA (CONTINUED)
(5) Provision for income taxes for the year ended September 30, 2000 include a $20 million benefit from the reversal of tax contingencies related to the demerger from Hanson plc. Provision for income taxes for the year ended September 30, 1999 includes a $6 million tax benefit from the resolution of prior years tax issues.

                                                                FOR THE FISCAL YEARS ENDED
                                                                      SEPTEMBER 30,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN MILLIONS)
TOTAL ASSETS
  Bath and Plumbing Products................................   $1,217     $1,357     $1,092
  Lighting Corporation of America...........................      496        518        463
  Hardware and Tools........................................      494        448        338
  Diversified...............................................       --        621        640
                                                               ------     ------     ------
                                                                2,207      2,944      2,533
  Corporate.................................................      285         84        100
                                                               ------     ------     ------
Total for continuing operations.............................    2,492      3,028      2,633
Net assets held for disposition.............................       --         --        143
                                                               ------     ------     ------
TOTAL ASSETS................................................   $2,492     $3,028     $2,776
                                                               ======     ======     ======

DEPRECIATION AND GOODWILL AMORTIZATION
  Bath and Plumbing Products................................   $   38     $   32     $   28
  Lighting Corporation of America...........................       21         19         18
  Hardware and Tools........................................       18         14         10
  Diversified...............................................       13         25         22
                                                               ------     ------     ------

TOTAL DEPRECIATION AND GOODWILL AMORTIZATION................   $   90     $   90     $   78
                                                               ======     ======     ======

CAPITAL EXPENDITURES
  Bath and Plumbing Products................................       24         35         35
  Lighting Corporation of America...........................       18         27         19
  Hardware and Tools........................................       25         21         17
  Diversified...............................................       12         25         28
                                                               ------     ------     ------

TOTAL CAPITAL EXPENDITURES..................................   $   79     $  108     $   99
                                                               ======     ======     ======

                             U.S. INDUSTRIES, INC.

NOTE 12--SEGMENT DATA (CONTINUED)
    The following table presents certain data by geographic areas:

                                                                FOR THE FISCAL YEARS ENDED
                                                                      SEPTEMBER 30,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN MILLIONS)
NET SALES
United States...............................................   $2,268     $2,650     $2,490
Foreign.....................................................      820        779        645
                                                               ------     ------     ------
Total Net Sales.............................................   $3,088     $3,429     $3,135
                                                               ======     ======     ======

OPERATING INCOME(1)
United States...............................................   $  146     $  237     $   75
Foreign.....................................................      (58)        66         67
                                                               ------     ------     ------
Total Operating Income......................................   $   88     $  303     $  142
                                                               ======     ======     ======

LONG-LIVED ASSETS
United States...............................................   $  692     $  934     $  813
Foreign.....................................................      269        412        244
                                                               ------     ------     ------
Total long-lived assets.....................................   $  961     $1,346     $1,057
                                                               ======     ======     ======

------------------------

(1) Operating income for the year ended September 30, 2000 included goodwill impairment, restructuring and other related charges of $144 million and other related costs of $20 million. Of these charges, $34 million and $130 million relate to operating income of the United States and foreign locations, respectively. Operating income for the year ended September 30, 1998 included goodwill impairment and restructuring costs of $142 million and product change costs in connection with the restructuring of approximately $11 million. Of these charges, $149 million and $4 million relate to operating income of the United States and foreign locations, respectively.

NOTE 13--QUARTERLY FINANCIAL DATA (UNAUDITED)

    Summarized quarterly financial information for the fiscal years ended September 30, 2000 and 1999 is as follows (in millions, except per share):

                                                             2000                                         1999
                                          ------------------------------------------   ------------------------------------------
QUARTER ENDED                             DEC. 31    MARCH 31    JUNE 30    SEPT. 30   DEC. 31    MARCH 31    JUNE 30    SEPT. 30
-------------                             --------   ---------   --------   --------   --------   ---------   --------   --------
Net sales...............................   $ 791       $ 913      $ 729      $  655     $ 750       $ 848      $ 915      $ 916
Gross profit............................     245         274        240         194       224         254        273        289
Income (loss) from continuing
  operations............................      20          35         35         (54)       22          32         45         55
Net Income (loss).......................      20          35         35         (54)       23          18         45         55
Basic per share:
Income (loss) from continuing
  operations............................   $0.23       $0.41      $0.44      $(0.72)    $0.23       $0.33      $0.50      $0.64
Net Income (loss).......................   $0.23       $0.41      $0.44      $(0.72)    $0.24       $0.19      $0.50      $0.64
Diluted per share:
Income (loss) from continuing
  operations............................   $0.23       $0.40      $0.44      $(0.72)    $0.22       $0.33      $0.49      $0.62
Net Income (loss).......................   $0.23       $0.40      $0.44      $(0.72)    $0.23       $0.19      $0.49      $0.62

                             U.S. INDUSTRIES, INC.

NOTE 14--SUPPLEMENTAL FINANCIAL INFORMATION

   The following represents the supplemental consolidating condensed financial statements of USI, USI Global, and USIAH, which are the jointly obligated issuers of the Notes, and USI Atlantic, which is the guarantor of the Notes, and their non-guarantor subsidiaries, as of September 30, 2000 and 1999 and for each of the three years in the period ended September 30, 2000. Separate consolidated financial statements for USI, USI Global, USI Atlantic and USIAH are not presented, as management has determined that they would not be material to investors.

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

                                                               FOR THE YEAR ENDED SEPTEMBER 30, 2000
                                       --------------------------------------------------------------------------------------
                                                    USI        USI                 NONGUARANTOR
                                         USI       GLOBAL    ATLANTIC    USIAH     SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                       --------   --------   --------   --------   ------------   ------------   ------------
                                                                           (IN MILLIONS)
Net Sales............................    $ --       $ --       $ --       $ --        $3,088         $  --          $3,088
Operating costs and expenses:
  Cost of products sold..............      --         --         --         --         2,135            --           2,135
  Selling, general and administrative
    expenses.........................      16         (1)        --         --           706            --             721
  Goodwill impairment and
    restructuring charges............      --         --         --         --           144            --             144
                                         ----       ----       ----       ----        ------         -----          ------
Operating income (loss)..............     (16)         1         --         --           103            --              88

Interest expense.....................     (40)       (40)        --         --            (6)           --             (86)
Interest income......................      13         --         --         --             4            --              17
Management fee income (expense)......      25                    --         --           (25)           --              --
Intercompany interest, net...........      10         51         --                      (61)           --              --
Other intercompany credits
  (charges)..........................      --        (62)        --         62            --            --              --
Gain on the sale of Diversified
  businesses.........................      --         --         --         --            39            --              39
Equity in earnings of investees,
  net................................      41         72         37         --            --          (147)              3
Other income (expense), net..........      --         --         --         --            (4)           --              (4)
                                         ----       ----       ----       ----        ------         -----          ------
Income before income taxes...........      33         22         37         62            50          (147)             57
(Provision) benefit for income
  taxes..............................       3         21         --        (25)          (20)           --             (21)
                                         ----       ----       ----       ----        ------         -----          ------
Income from continuing operations....      36         43         37         37            30          (147)             36
Discontinued operations, net of
  tax................................      --         --         --         --            --            --              --
                                         ----       ----       ----       ----        ------         -----          ------
Net income...........................    $ 36       $ 43       $ 37       $ 37        $   30         $(147)         $   36
                                         ====       ====       ====       ====        ======         =====          ======

                             U.S. INDUSTRIES, INC.

NOTE 14--SUPPLEMENTAL FINANCIAL INFORMATION (CONTINUED)

                                                              FOR THE YEAR ENDED SEPTEMBER 30, 1999
                                      --------------------------------------------------------------------------------------
                                                   USI        USI                 NONGUARANTOR
                                        USI       GLOBAL    ATLANTIC    USIAH     SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                      --------   --------   --------   --------   ------------   ------------   ------------
                                                                          (IN MILLIONS)
Net Sales...........................   $  --       $ --       $ --       $ --        $3,429         $  --          $3,429
Operating costs and expenses:
  Cost of products sold.............      --         --         --         --         2,389            --           2,389
  Selling, general and
    administrative expenses.........      23         --         --         --           713            --             736
  Goodwill impairment and
    restructuring charges...........      --         --         --         --             1            --               1
                                       -----       ----       ----       ----        ------         -----          ------
Operating income (loss).............     (23)        --         --         --           326            --             303
Interest expense....................     (32)       (16)        --        (21)          (12)           --             (81)
Interest income.....................      --         --         --         --             5            --               5
Management fee income (expense).....      38         (8)        --        (11)          (19)           --              --
Intercompany interest, net..........      12         25         --         33           (70)           --              --
Other intercompany credits
  (charges).........................      --        (26)        --         26            --            --              --
Other income (expense), net.........      --         --         --         --            14            --              14
Equity in earnings of investees,
  net...............................     144         58         46         30            --          (278)             --
                                       -----       ----       ----       ----        ------         -----          ------
Income before income taxes and
  discontinued operations...........     139         33         46         57           244          (278)            241
(Provision) benefit for income
  taxes.............................       2         10         --        (11)          (88)           --             (87)
                                       -----       ----       ----       ----        ------         -----          ------
Income from continuing operations...     141         43         46         46           156          (278)            154
Discontinued operations, net of
  tax...............................      --         --         --         --           (13)           --             (13)
                                       -----       ----       ----       ----        ------         -----          ------
Net income (loss)...................   $ 141       $ 43       $ 46       $ 46        $  143         $(278)         $  141
                                       =====       ====       ====       ====        ======         =====          ======

                             U.S. INDUSTRIES, INC.

NOTE 14--SUPPLEMENTAL FINANCIAL INFORMATION (CONTINUED)

                                                               FOR THE YEAR ENDED SEPTEMBER 30, 1998
                                            ---------------------------------------------------------------------------
                                                         USI                 NONGUARANTOR
                                              USI      ATLANTIC    USIAH     SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                            --------   --------   --------   ------------   ------------   ------------
                                                                           (IN MILLIONS)
Net Sales.................................    $ --       $ --       $ --        $3,135         $  --          $3,135
Operating costs and expenses:
  Cost of products sold...................      --         --         --         2,202                         2,202
  Selling, general and administrative
    expenses..............................       4          4         17           624                           649
  Goodwill impairment and restructuring
    charges...............................      --         --          7           135                           142
                                              ----       ----       ----        ------         -----          ------
  Operating loss..........................      (4)        (4)       (24)          174                           142
Interest expense..........................      --         (6)       (44)          (19)                          (69)
Interest income...........................      --         --         --             8                             8
Management fee income (expense)...........      --         27         28           (55)                           --
Intercompany interest, net................      --          4         63           (67)                           --
Other income (expense), net...............      --        (12)         3             6                            (3)
Equity in earnings of investees, net......     (41)       (42)       (58)           --           141              --
                                              ----       ----       ----        ------         -----          ------
Income (loss) before income taxes,
  discontinued operations and
  extraordinary loss......................     (45)       (33)       (32)           47           141              78
(Provision) benefit for income taxes......       1         (4)       (10)          (62)           --             (75)
                                              ----       ----       ----        ------         -----          ------
Income (loss) from continuing
  operations..............................     (44)       (37)       (42)          (15)          141               3
Discontinued operations, net of tax.......      --         --         --           (42)           --             (42)
                                              ----       ----       ----        ------         -----          ------
Income (loss) before extraordinary loss...     (44)       (37)       (42)          (57)          141             (39)
Extraordinary loss, net of tax............      --         --         --            (5)           --              (5)
                                              ----       ----       ----        ------         -----          ------
Net income (loss).........................    $(44)      $(37)      $(42)       $  (62)        $ 141          $  (44)
                                              ====       ====       ====        ======         =====          ======

                             U.S. INDUSTRIES, INC.

NOTE 14--SUPPLEMENTAL FINANCIAL INFORMATION (CONTINUED)

                                                                     AT SEPTEMBER 30, 2000
                                     -------------------------------------------------------------------------------------
                                                  USI        USI                 NONGUARANTOR
                                       USI       GLOBAL    ATLANTIC    USIAH     SUBSIDIARIES   ELIMINATION   CONSOLIDATED
                                     --------   --------   --------   --------   ------------   -----------   ------------
                                                                         (IN MILLIONS)
ASSETS
Current assets:
  Cash and cash equivalents........   $   --     $   --     $   --      $ --        $   25        $    --        $    25
  Trade receivables, net...........       --         --         --        --           517                           517
  Inventories......................       --         --         --        --           494                           494
  Deferred income taxes............       61         --         --        --             1                            62
  Other current assets.............       15         --         --        --            30                            45
                                      ------     ------     ------      ----        ------        -------        -------
    Total current assets...........       76         --         --        --         1,067             --          1,143
  Property, plant and equipment,
    net............................       --         --                   --           420                           420
  Deferred income taxes............       (1)                   --        --             1             --
  Other assets.....................      185         --         --       908           203           (908)           388
  Goodwill, net....................       --         --         --        --           541                           541
  Investments in subsidiaries......    1,217      1,299        984        --            --         (3,500)            --
  Intercompany receivable
    (payable), net.................      (98)        85         32        76           (95)                           --
                                      ------     ------     ------      ----        ------        -------        -------
    Total assets...................   $1,379     $1,384     $1,016      $984        $2,137        $(4,408)       $ 2,492
                                      ======     ======     ======      ====        ======        =======        =======

LIABILITIES AND STOCKHOLDERS'
  EQUITY
Current liabilities:
  Notes payable....................   $   --     $   --     $   --      $ --        $   29        $    --        $    29
  Current maturities of long-term
    debt...........................      158         --         --        --           (17)                          141
  Trade accounts payable...........       --         --         --        --           196                           196
  Accrued expenses and other
    liabilities....................       29          5         --        --           188                           222
  Income taxes payable.............        7         --         --        --             2                             9
                                      ------     ------     ------      ----        ------        -------        -------
    Total current liabilities......      194          5         --        --           398             --            597
  Deferred income taxes............        6         --         --        --             4                            10

  Long-term debt...................      307        543         --        --            35             --            885
  Other liabilities................      118         --         --        --           128                           246
                                      ------     ------     ------      ----        ------        -------        -------
    Total liabilities..............      625        548         --        --           565             --          1,738
  Total stockholders' equity.......      754        836      1,016       984         1,572         (4,408)           754
                                      ------     ------     ------      ----        ------        -------        -------
    Total liabilities and
      stockholders' equity.........   $1,379     $1,384     $1,016      $984        $2,137        $(4,408)       $ 2,492
                                      ======     ======     ======      ====        ======        =======        =======

                             U.S. INDUSTRIES, INC.

NOTE 14--SUPPLEMENTAL FINANCIAL INFORMATION (CONTINUED)

                                                                     AT SEPTEMBER 30, 1999
                                     -------------------------------------------------------------------------------------
                                                  USI        USI                 NONGUARANTOR
                                       USI       GLOBAL    ATLANTIC    USIAH     SUBSIDIARIES   ELIMINATION   CONSOLIDATED
                                     --------   --------   --------   --------   ------------   -----------   ------------
                                                                         (IN MILLIONS)
ASSETS
Current assets:
  Cash and cash equivalents........   $   --     $   --      $ --       $ --        $   58        $    --        $    58
  Trade receivables, net...........       --         --        --         --           667                           667
  Inventories......................       --         --        --         --           631                           631
  Deferred income taxes............       31         --        --         --            37                            68
  Other current assets.............        6         --        --         --            61                            67
                                      ------     ------      ----       ----        ------        -------        -------
    Total current assets...........       37         --        --         --         1,454             --          1,491
  Property, plant and equipment,
    net............................       --          1        --         --           596                           597
  Deferred income taxes............       (2)        --        --         --             8                             6
  Other assets.....................        7          6        --        908           172           (908)           185
  Goodwill, net....................       --         --        --         --           749                           749
  Investments in subsidiaries......    1,372      1,341       923         --            --         (3,636)            --
  Intercompany receivable
    (payable), net.................       24        444        33         15          (516)                           --
                                      ------     ------      ----       ----        ------        -------        -------
    Total assets...................   $1,438     $1,792      $956       $923        $2,463        $(4,544)       $ 3,028
                                      ======     ======      ====       ====        ======        =======        =======

LIABILITIES AND STOCKHOLDERS'
  EQUITY
Current liabilities:
  Notes payable....................   $   --     $   --      $ --       $ --        $   33        $    --        $    33
  Current maturities of long-term
    debt...........................       --         --        --         --            15                            15
  Trade accounts payable...........        2         --        --         --           276                           278
  Accrued expenses and other
    liabilities....................       10         38        --         --           254                           302
  Income taxes payable.............       29         --        --         --            --                            29
                                      ------     ------      ----       ----        ------        -------        -------
    Total current liabilities......       41         38        --         --           578             --            657

  Long-term debt...................      477        695        --         --            47                         1,219
  Other liabilities................       --         51        --         --           181                           232
                                      ------     ------      ----       ----        ------        -------        -------
    Total liabilities..............      518        784        --         --           806             --          2,108
  Total stockholders' equity.......      920      1,008       956        923         1,657         (4,544)           920
                                      ------     ------      ----       ----        ------        -------        -------
    Total liabilities and
      stockholders' equity.........   $1,438     $1,792      $956       $923        $2,463        $(4,544)       $ 3,028
                                      ======     ======      ====       ====        ======        =======        =======

                             U.S. INDUSTRIES, INC.

NOTE 14--SUPPLEMENTAL FINANCIAL INFORMATION (CONTINUED)

                                                            FOR THE YEAR ENDED SEPTEMBER 30, 2000
                                    --------------------------------------------------------------------------------------
                                                 USI        USI                 NONGUARANTOR
                                      USI       GLOBAL    ATLANTIC    USIAH     SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                    --------   --------   --------   --------   ------------   ------------   ------------
                                                                        (IN MILLIONS)
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES............  $  (178)     $(27)      $ --       $ --         $226         $    --         $    21
INVESTING ACTIVITIES:
Proceeds from sale of
  businesses......................                 --         --         --          402                             402
Proceeds from sale of Senior
  Notes...........................       24        --         --         --           --              --              24
Acquisition of companies, net of
  cash acquired...................                 --         --         --          (78)                            (78)
Purchases of property, plant and
  equipment.......................       --        --         --         --          (79)                            (79)
Proceeds from sales of property,
  plant and equipment.............       --        --         --         --            2                               2
Proceeds from sale of excess real
  estate..........................       --        --         --         --            6                               6
Net transfers with subsidiaries...      322       488         --         --           --            (810)             --
                                    -------      ----       ----       ----         ----         -------         -------
NET CASH (USED IN) PROVIDED BY
  INVESTING ACTIVITIES............      346       488         --         --          253            (810)            277
FINANCING ACTIVITIES:
Proceeds from long-term debt......     3122                   --                       6                           3,128
Repayment of long-term debt.......   (3,131)     (120)                               (34)                         (3,285)
Payment of dividends..............      (16)       --         --         --           --                             (16)
Proceeds from exercise of stock
  options.........................        3        --         --         --           --                               3
Purchase of treasury stock........     (143)       --         --         --           --                            (143)
Net transfers with parent.........       --      (307)        --         --         (503)            810              --
                                    -------      ----       ----       ----         ----         -------         -------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES............     (165)     (427)        --         --         (531)            810            (313)
Effect of exchange rate changes on
  cash and cash equivalents.......       (3)      (34)        --         --           19              --             (18)
                                    -------      ----       ----       ----         ----         -------         -------
INCREASE IN CASH AND CASH
  EQUIVALENTS.....................       --        --         --         --          (33)             --             (33)
Cash and cash equivalents at
  beginning of period.............       --        --         --         --           58              --              58
                                    -------      ----       ----       ----         ----         -------         -------
CASH AND CASH EQUIVALENTS AT END
  OF PERIOD.......................  $    --      $ --       $ --       $ --         $ 25         $    --         $    25
                                    =======      ====       ====       ====         ====         =======         =======

                             U.S. INDUSTRIES, INC.

NOTE 14--SUPPLEMENTAL FINANCIAL INFORMATION (CONTINUED)

                                                            FOR THE YEAR ENDED SEPTEMBER 30, 1999
                                    --------------------------------------------------------------------------------------
                                                 USI        USI                 NONGUARANTOR
                                      USI       GLOBAL    ATLANTIC    USIAH     SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                    --------   --------   --------   --------   ------------   ------------   ------------
                                                                        (IN MILLIONS)
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES............  $     6     $ (22)      $(8)      $  37         $ 239        $    --         $   252
INVESTING ACTIVITIES:
Proceeds from sale of
  businesses......................      132        --        --          --            --             --             132
Acquisition of companies, net of
  cash acquired...................     (335)       --        --          --            --             --            (335)
Purchases of property, plant and
  equipment.......................       --        --        --          --          (108)            --            (108)
Proceeds from sales of property,
  plant and equipment.............       --        --        --          --             6             --               6
Proceeds from sale of excess real
  estate..........................       --        --        --          --            28             --              28
Net transfers with subsidiaries...      195       138        13          --            --           (346)             --
Other investing activities........       --        --        --          --             1                              1
                                    -------     -----       ---       -----         -----        -------         -------
NET CASH (USED IN) PROVIDED BY
  INVESTING ACTIVITIES............       (8)      138        13          --           (73)          (346)           (276)
FINANCING ACTIVITIES:
Proceeds from long-term debt......    1,487       147        --         264             1             --           1,899
Repayment of long-term debt.......   (1,281)      (73)       --        (264)           (5)            --          (1,623)
Proceeds from notes payable,
  net.............................       --        --        --          --             7             --               7
Payment of dividends..............      (19)       --        --          --            --             --             (19)
Proceeds from exercise of stock
  options.........................        4        --        --          --            --             --               4
Payment to settle interest rate
  protection agreements...........       --        --        --         (22)           --             --             (22)
Purchase of treasury stock........     (190)       --        --          --            --             --            (190)
Net transfers with parent.........       --      (190)       (5)        (13)         (138)           346              --
                                    -------     -----       ---       -----         -----        -------         -------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES............        1      (116)       (5)        (35)         (135)           346              56
Effect of exchange rate changes on
  cash and cash equivalents.......        1        --        --          (2)          (17)            --             (18)
                                    -------     -----       ---       -----         -----        -------         -------
INCREASE IN CASH AND CASH
  EQUIVALENTS.....................       --        --        --          --            14             --              14
Cash and cash equivalents at
  beginning of period.............       --        --        --          --            44             --              44
                                    -------     -----       ---       -----         -----        -------         -------
CASH AND CASH EQUIVALENTS AT END
  OF PERIOD.......................  $    --     $  --       $--       $  --         $  58        $    --         $    58
                                    =======     =====       ===       =====         =====        =======         =======

                             U.S. INDUSTRIES, INC.

NOTE 14--SUPPLEMENTAL FINANCIAL INFORMATION (CONTINUED)

                                                              FOR THE YEAR ENDED SEPTEMBER 30, 1998
                                           ---------------------------------------------------------------------------
                                                        USI                 NONGUARANTOR
                                             USI      ATLANTIC    USIAH     SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                           --------   --------   --------   ------------   ------------   ------------
                                                                          (IN MILLIONS)
NET CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES.............................   $ (33)     $  12      $   19        $  78         $  --          $    76
INVESTING ACTIVITIES:
Proceeds from sale of businesses.........      --         --          --           11                             11
Acquisition of companies, net of cash
  acquired...............................      --         --          --         (173)                          (173)
Purchases of property, plant and
  equipment..............................      --         --          --          (99)                           (99)
Proceeds from sales of property, plant
  and equipment..........................      --         --          20           14                             34
Proceeds from sale of excess real
  estate.................................      --         --          --           14                             14
Capital contributions to subsidiaries....     (10)        --         (73)          --            83               --
Dividends from subsidiaries..............       2         --          --           --            (2)              --
Net transfers with subsidiaries..........    (193)      (205)       (303)          --           701               --
Purchase of investment...................      --         --          --           (7)                            (7)
Other investing activities...............      --         --          --           (8)                            (8)
                                            -----      -----      ------        -----         -----          -------
NET CASH (USED IN) PROVIDED BY INVESTING
  ACTIVITIES.............................    (201)      (205)       (356)        (248)          782             (228)
FINANCING ACTIVITIES:
Proceeds from long-term debt.............     270         --       1,075           61                          1,406
Repayment of long-term debt..............      --         --        (978)        (267)                        (1,245)
Proceeds from notes payable, net.........      --         --          --            5                              5
Payment of dividends.....................     (21)        --          --           (2)            2              (21)
Proceeds from exercise of stock
  options................................      20         --          --           --                             20
Purchase of treasury stock...............     (35)        --          --           --                            (35)
Capital contributions to subsidiaries....      --         --          --           83           (83)              --
Net transfers with parent................      --        193         205          303          (701)              --
                                            -----      -----      ------        -----         -----          -------
NET CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES.............................     234        193         302          183          (782)             130
Effect of exchange rate changes on cash
  and cash equivalents...................      --         --          --           (1)           --               (1)
                                            -----      -----      ------        -----         -----          -------
INCREASE IN CASH AND CASH EQUIVALENTS....      --         --         (35)          12            --              (23)
Cash and cash equivalents at beginning of
  period.................................      --         --          35           32            --               67
                                            -----      -----      ------        -----         -----          -------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD.................................   $  --      $  --      $   --        $  44         $  --          $    44
                                            =====      =====      ======        =====         =====          =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information included under the caption "Executive Officers" in Item 1 of this Annual Report on Form 10-K is incorporated herein by reference.

    The information to be included under the caption "Election of Directors" in the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 2001 annual meeting of the Company's stockholders (the "Proxy Statement") is incorporated herein by reference.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) Listing of Documents

    (1) FINANCIAL STATEMENTS. The Company's Consolidated Financial Statements included in Item 8 hereof, as required at September 30, 2000, 1999 and 1998, and for the years ended September 30, 2000, 1999 and 1998, consist of the following:

       Consolidated Statements of Operations
       Consolidated Balance Sheets
       Consolidated Statements of Cash Flows
       Consolidated Statements of Changes in Stockholders' Equity
       Notes to Consolidated Financial Statements

    (2) FINANCIAL STATEMENT SCHEDULE. Financial Statement Schedule of the Company appended hereto, as required for the years ended September 30, 2000, 1999 and 1998, consists of the following:

    II. Valuation and Qualifying Accounts

    (3)  MANAGEMENT CONTRACTS AND COMPENSATORY PLANS AND ARRANGEMENTS.

Management Contracts and Compensatory Plans and Arrangements required to be filed as part of this annual report on Form 10-K are contained in the section titled Exhibits below.

(B) Reports on Form 8-K.

(C) Exhibits.

  3.1(a)          Form of Amended and Restated Certificate of Incorporation
                  (filed as part of the Company's Registration Statement
                  333-47101 on Form S-4 (the "1998 S-4"), as Appendix B-1 to
                  the Joint Proxy Statement/Prospectus(the "Merger Proxy")
                  included therein).*
     (b)    --    Form of Certificate of Designations of Series A Junior
                  Preferred Stock (filed as Exhibit (c) within the Rights
                  Agreement filed as Exhibit (4) to the Company's Report on
                  Form 8-K dated October 15, 1998.*
  3.2             Amended and Restated By-laws of the Company (filed as
                  Exhibit 3(ii) to the Form 10-Q filed Feb 18, 1999).*
  4.1      --     Specimen form of certificate representing shares of Common
                  Stock of USI (filed as Exhibit 4.1 to the Form 10).*
  4.2(a)    --    Indenture, dated as of December 12, 1996 (the "1996
                  Indenture"), among USI American Holdings, Inc. ("USIAH"),
                  USI Atlantic (then known as U.S. Industries, Inc.) and PNC
                  Bank National Association, as Trustee ("PNC") (filed as
                  Exhibit 4.1 to the Company's Registration Statement
                  No. 333-2083 on Form S-4 (the "1997 S-4")).*
     (b)    --    First Supplemental Indenture to the 1996 Indenture, dated as of June 11, 1998, among USI, USIAH, USI Atlantic and PNC
                  (filed as Exhibit 4.3 to the Form 10K filed December 15,
                  1998 (the "1998 10-K")).*
     (c)    --    Second Supplemental Indenture to the 1996 Indenture, dated as of April 30, 1999, among the Company, USI Global Corp.,
                  USI American Holding, Inc., USI Atlantic Corp. and the The
                  Chase Manhattan Bank as successor Trustee (filed as
                  Exhibit 4.1 (b) to the Form 10-Q May 18, 1999).*
  4.2(a)    --    Indenture, dated as of October 27, 1998 (the "1998
                  Indenture), among USI, USIAH, USI Atlantic and the First
                  National Bank of Chicago, as Trustee (filed as Exhibit 4.4 to the 1998 10-K).*
     (b)    --    First Supplemental Indenture to the 1998 Indenture, dated as of April 30, 1999, among the Company, USI Global Corp., USI
                  American Holdings, Inc., USI Atlantic Corp. and The First
                  National Bank of Chicago, as Trustee (filed as
                  Exhibit 4.1(a) to the Form 10-Q filed May 18, 1999).*
 10.1      --     Subscription Agreement, dated May 31, 1995, between Hanson
                  PLC andUSI Atlantic (filed as Exhibit 10.10 to the 1995
                  10-K).*
 10.2      --     Tax Sharing and Indemnification Agreement, dated May 30,
                  1995, among HM Anglo-American Ltd., HM Holdings, Inc.,
                  Endicott Johnson Corporation, Kidde Industries, Inc., HMB
                  Holdings Inc., Kaiser Cement Corporation, Spartus
                  Corporation, USI Atlantic and USIAH (Filed as Exhibit 10.14
                  to the 1995 10-K).*
 10.3      --     Tax Sharing and Indemnification Agreement, dated May 30,
                  1995, among HM Anglo-American Ltd., Quantum Chemical
                  Corporation, Endicott Johnson Corporation, Spartus
                  Corporation, USI Atlantic and USIAH (Filed as Exhibit 10.15
                  to the 1995 10-K).*
 10.4      --     Amended and Restated Securities Purchase Agreement, dated as of March 24, 2000, by and among U.S. Industries, Inc., JUSI
                  Holdings, Inc., Strategic Industries, LLC and Automotive
                  Interior Products LLC (filed as Exhibit 10.1 to the
                  Company's Report on Form 8-K filed April 10, 2000).*
 10.5      --     Indemnification Agreement, dated as of March 24, 2000, by
                  and among Strategic Industries, LLC, U.S. Industries, Inc.
                  and JUSI Holdings, Inc. (filed as Exhibit 10.2 to the
                  Company's Report on Form 8-K filed April 10, 2000).*
 10.6      --     Amended and Restated Subscription Agreement, dated as of
                  March 24, 2000, by and among U.S. Industries, Inc., JUSI
                  Holdings, Inc., Strategic Industries, LLC, Strategic
                  Industries, Inc. and Automotive Interior Products LLC (filed as Exhibit 10.3 to the Company's Report on Form 8-K filed
                  April 10, 2000).*

 10.7      --     Rexair Indemnification Agreement, dated as of March 24,
                  2000, by and among U.S. Industries, Inc., JUSI Holdings,
                  Inc., Strategic Industries, LLC and Strategic Industries,
                  Inc. (filed as Exhibit 10.4 to the Company's Report on
                  Form 8-K filed April 10, 2000).*
 10.8      --     Guaranty by U.S. Industries, Inc. of Rexair Credit Facility
                  dated March 24, 2000.
 10.9(a)    --    Employment Agreement, dated February 22, 1995, of David H.
                  Clarke (filed as Exhibit 10.9 to the Form 10).*
     (b)    --    First Amendment, dated June 12, 1995, to the Employment
                  Agreement, dated February 22, 1995, of David H. Clarke
                  (Filed as Exhibit 10.19(b) to the 1995 10-K).*
10.10(a)    --    Employment Agreement, September 1, 1999, of James O'Leary.
     (b)    --    Letter Agreement, dated November 3, 2000 between the Company and James O'Leary.
10.11      --     Employment Agreement, September 13, 1999 of John W. Dean
                  III.
10.12(a)    --    Employment Agreement, March 31, 2000, of Steven C. Barre.
     (b)    --    Letter Agreement, dated November 3, 2000 between the Company and Steven C. Barre.
10.13      --     Restated Employment Agreement, dated June 17, 1998, of
                  Dorothy E. Sander (filed as Exhibit 10.8 to the 1998 10-K).*
10.14      --     Amended U.S. Industries, Inc. Stock Option Plan, as restated
                  June 11, 1998 (filed as Exhibit 10.9 to the 1998 10-K).*
10.15      --     U.S. Industries, Inc. Supplemental Retirement Plan (filed as
                  Exhibit 10.14 to the Form 10).*
10.16      --     U. S. Industries, Inc. Restricted Stock Plan, as restated
                  June 11, 1998 (filed as Exhibit 10.11 to the 1998 10K).*
10.17      --     U.S. Industries, Inc. Long-Term Incentive Plan (filed as
                  Exhibit 10.15 to the Form 10).*
10.18      --     Credit Agreement, dated December 12, 1996, as amended
                  through June 11, 1998 (the "Credit Agreement"),among USIAH,
                  USI Atlantic, USI and Bank of America National Trust and
                  Savings Association, as Agent, and BA Securities, Inc., as
                  Arranger (filed as Exhibit 10.2 to the Report on Form 8-K
                  filed on June 12, 1998).*
10.19      --     First Amendment and Consent, dated as of April 22, 1999,
                  among the Company, USI American Holdings, Inc., USI Atlantic
                  Corp., USI Global Corp., Various Banks named therein, Bank of America National Trust and Savings Association, as
                  Issuing Bank, Swingline Bank and Agent, and BA
                  Securities, Inc. as Arranger (filed as Exhibit 10.1 to the
                  Form 10-Q filed May 18, 1999).*
10.20      --     Agreement and Plan of Merger, dated February 16, 1998, among
                  USI, USI Atlantic, Zurn Industries, Inc. and certain other parties named therein (filed as Exhibit A-1 to the Merger
                  Proxy).*
10.21      --     Rights Agreement dated as of October 15, 1998 between the
                  Company and the Chase Manhattan Bank, as Rights Agent (filed as Exhibit (4) to the Company's Report on Form 8-K dated
                  October 15, 1998).*
 21.1      --     Subsidiaries of U.S. Industries, Inc.
 23.1      --     Consent of Ernst & Young LLP
 27.1      --     Financial Data Schedule

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

                                                       U.S. INDUSTRIES, INC.

                                                       By:             /s/ DAVID H. CLARKE
                                                            -----------------------------------------
                                                                         David H. Clarke
                                                                    CHAIRMAN OF THE BOARD AND
                                                                     CHIEF EXECUTIVE OFFICER
December 5, 2000

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

                     SIGNATURE                                            TITLE
                     ---------                                            -----
                /s/ DAVID H. CLARKE                  Chairman of the Board and Chief Executive
     ----------------------------------------          Officer
                  David H. Clarke                      (Principal Executive Officer)

                 /s/ JAMES O'LEARY
     ----------------------------------------        Executive Vice President and Director
                   James O'Leary

                /s/ BRIAN C. BEAZER
     ----------------------------------------        Director
                  Brian C. Beazer

               /s/ WILLIAM E. BUTLER
     ----------------------------------------        Director
                 William E. Butler

              /s/ JOHN J. MCATEE, JR.
     ----------------------------------------        Director
                John J. McAtee, Jr.

         /s/ THE HON. CHARLES H. PRICE II
     ----------------------------------------        Director
           The Hon. Charles H. Price II

               /s/ SIR HARRY SOLOMON
     ----------------------------------------        Director
                 Sir Harry Solomon

               /s/ ROYALL VICTOR III
     ----------------------------------------        Director
                 Royall Victor III

              /s/ MARK VORDER BRUEGGE
     ----------------------------------------        Director
                Mark Vorder Bruegge

               /s/ ROBERT R. WOMACK
     ----------------------------------------        Director
                 Robert R. Womack

               /s/ JOHN W. DEAN III
     ----------------------------------------        Vice President, Chief Financial Officer and
                 John W. Dean III                      Treasurer (Principal Financial Officer)

                 /s/ NICOLA ROSSI
     ----------------------------------------        Corporate Controller
                   Nicola Rossi                        (Principal Accounting Officer)

                                                                     SCHEDULE II

                              U.S.INDUSTRIES, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN MILLIONS)

                                                              COLUMN C
                 COLUMN A                    COLUMN B         ADDITIONS         COLUMN D        COLUMN E
                 --------                   ----------   -------------------   ----------      ----------
                                                         CHARGED
                                            BALANCE AT   TO COSTS   CHARGED                    BALANCE AT
                                            BEGINNING      AND      TO OTHER                     END OF
DESCRIPTION                                 OF PERIOD    EXPENSES   ACCOUNTS   DEDUCTIONS        PERIOD
-----------                                 ----------   --------   --------   ----------      ----------
Year ended September 30, 1998
Deducted from asset accounts:
  Allowance for doubtful accounts.........      $31         $8                    $ (1)(a)         $38
Year ended September 30, 1999
Deducted from asset accounts:
  Allowance for doubtful accounts.........      $38         $6                    $ (3)(a)         $41
Year ended September 30, 2000
Deducted from asset accounts:
  Allowance for doubtful accounts.........      $41         $4                    $(15)(a)(b)      $30

------------------------

(a) Uncollectible accounts written off, net of recoveries

(b) Amount in connection with acquisition and dispositions.

                                 EXHIBIT INDEX

 10.8      --     Guaranty by U.S. Industries, Inc. of Rexair Credit Facility
                  dated March 24, 2000.
10.10(a)    --    Employment Agreement, September 1, 1999, of James O'Leary.
     (b)    --    Letter Agreement, dated November 3, 2000 between the Company and James O'Leary.
10.11      --     Employment Agreement, September 13, 1999 of John W. Dean
                  III.
10.12(a)    --    Employment Agreement, March 31, 2000, of Steven C. Barre.
     (b)    --    Letter Agreement, dated November 3, 2000 between the Company and Steven C. Barre.
 21.1      --     Subsidiaries of U.S. Industries, Inc.
 23.1      --     Consent of Ernst & Young LLP
 27.1      --     Financial Data Schedule