Form 10-K/A
period 2000-09-30
US INDUSTRIES INC /DE
filed 2001-02-20
CIK 1056874

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                   ------------------------------------------
                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year period ended September 30, 2000

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the Transition period from __________________ to __________________

                         Commission File Number 1-14557
               -------------------------------------------------

                            U.S. INDUSTRIES, INC.
            (Exact name of registrant as specified in its charter)

                DELAWARE                               22-3568449
    (State or other jurisdiction of                 (I.R.S. employer
     incorporation or organization                identification number

         101 WOOD AVENUE SOUTH
           ISELIN, NEW JERSEY
    (Address of principal executive                       08830
                offices)                               (Zip Code)

                                (732) 767-0700
             (Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:
               -------------------------------------------------

          TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED
          -------------------               -----------------------------------------
 Common Stock, par value $.01 per share            New York Stock Exchange
    Preferred Stock Purchase Rights                New York Stock Exchange


       Securities registered pursuant to Section 12(g) of the Act: None
               -------------------------------------------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past ninety days:  Yes [X]   No  [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at November 27, 2000 (based on the last reported sale price of such stock on the New York Stock Exchange on such date); $495,973,503.

   On November 27, 2000, the registrant had outstanding 77,094,868 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

==============================================================================

EXPLANATORY NOTE

   This Amendment No. 1 to the Annual Report on Form 10-K of U.S. Industries, Inc. (the "Company") for the fiscal year period ended September 30, 2000 (the "Annual Report") is being filed solely to update Part III of the Annual Report and amends and restates in their entirety Items 10, 11, 12 and 13.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information included under the caption "Executive Officers" in Item 1 of the Annual Report is incorporated herein by reference.

      The Board of Directors of the Company is presently divided into three classes, one with four directors and two with three directors, with each class serving three years.

       Set forth below is biographical information concerning each director.

CLASS III--TERM CONTINUES UNTIL THE 2001 ANNUAL MEETING

      David H. Clarke, 59, has served as Chairman and Chief Executive Officer of the Company since the spinoff of the Company's predecessor from Hanson PLC ("Hanson") in May 1995 (the "Demerger"). Mr. Clarke was Vice Chairman of Hanson from 1993 until the Demerger, Deputy Chairman and Chief Executive Officer of Hanson Industries from 1992 until the Demerger and a director of Hanson from 1989 until May 1996. Mr. Clarke is a director of Fiduciary Trust International, a public company engaged in investment management and administration of assets for individuals.

      Sir Harry Solomon, 63, has served as a director of the Company since June 8, 1995. Sir Harry is a founder and former Chairman of Hillsdown Holdings plc, a U.K. food manufacturing company. He also serves as a director of a number of companies including Frogmore Estates plc and Consolidated Land Investments Limited.

      Mark Vorder Bruegge, 75, has served as a director of the Company since the Demerger. He was a Director of First Commercial Bank of Memphis from February 1997 to January 1999. He was Vice Chairman of United American Bank of Memphis, Tennessee from February 1996 to February 1997 when it was purchased by First Commercial Bank of Little Rock. He served as Chairman of United American Bank from 1994 to February 1996 and as Vice Chairman of that company from 1985 to 1994.

      Robert R. Womack, 63, has served as a director of the Company since June 1998. He served as a director, Chairman and Chief Executive Officer of Zurn Industries, Inc. ("Zurn") from October 1994 until December 31, 1999. Mr. Womack is currently a director and Chairman of Precision Partners, Inc., a supplier of precision machine parts to the power systems, automotive and aerospace industries, a position he has held since March 2000. He also has served as a director of Ogden Corporation, an energy company, since June 2000 and as a director of Commercial Metals Company since May 1999.

CLASS I--TERM CONTINUES UNTIL THE 2002 ANNUAL MEETING

      Brian C. Beazer, 65, has served as a director of the Company since September 17, 1996. Mr. Beazer has served as Chairman of Beazer Homes USA, Inc., which designs, builds and sells single family homes, since 1993.


      John J. McAtee, Jr., 63, has served as a director of the Company since the Demerger. Mr. McAtee has served as Chairman of McAtee & Co., L.L.C., a transactional consulting firm, since July 1996. Mr. McAtee served as a Vice Chairman of Smith Barney Inc., an investment banking firm, from 1990 until July 1996 and previously was a partner in the law firm of Davis Polk & Wardwell. He is a director of PhotoMedex, Inc.


      James O'Leary, 38, has served as a Director of the Company since February 10, 2000 and as Executive Vice President of the Company since October 4, 1999. Mr. O'Leary served as Senior Vice President and Chief Financial Officer of the Company from June 1998 to October 4, 1999. He served as Corporate Controller of the Company from the Demerger until June 1998 and was elected as a Vice President in January 1996. He is a director of Strategic Industries, LLC and Rexair Holdings, LLC.

CLASS II-- TERM CONTINUES UNTIL THE 2003 ANNUAL MEETING

      William E. Butler, 69, has served as a director of the Company since June 1998 and was a director of Zurn Industries, Inc. from November 1992 to June 1998. Mr. Butler was a director, Chairman and Chief Executive Officer of the Eaton Corporation (a global manufacturer of highly engineered products that serve industrial, vehicle, construction and semiconductor markets), and is a director of Applied Industrial Technologies, Inc., Ferro Corporation, The Goodyear Tire & Rubber Company, Pitney Bowes Inc. and Borg Warner Automotive Inc.


      The Hon. Charles H. Price II, 69, has served as a director of the Company since the Demerger. Mr. Price served as Chairman, President and Chief Executive Officer of Ameribanc, Inc., a bank holding company, from 1989 to 1992 and was Chairman of the Board of Mercantile Bank of Kansas City from 1992 to 1996. He served as the U.S. Ambassador to Belgium from 1981 to 1983 and the U.S. Ambassador to the Court of St. James from 1983 to 1989. He is a director of Texaco Inc. and New York Times Co. Inc. and is an Advisory Director of Firstar Bank, Kansas City.


      Royall Victor III, 62, has served as a director of the Company since the Demerger. Mr. Victor was Managing Director of Chase Securities, Inc.'s Investment Banking Group from January 1994 until his retirement in July 1997.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Exchange Act requires the Company's directors and executive officers to file initial reports of ownership and reports of changes in ownership of the Company's Common Stock with the SEC. Directors and executive officers are required to furnish the Company with copies of all Section 16(a) forms that they file. Based upon a review of these filings, the Company believes that its directors and executive officers were in compliance with these requirements with respect to fiscal 2000.

ITEM 11.  EXECUTIVE COMPENSATION


DIRECTORS' REMUNERATION AND ATTENDANCE AT MEETINGS

      Directors who are also full-time employees of the Company receive no additional compensation for their services as directors. Each non-employee director is entitled to an annual retainer of $25,000, which is payable wholly in shares of Common Stock in four equal installments on the first business day of each calendar quarter. For the Company's fiscal year ended September 30, 2000 ("fiscal 2000"), the retainer was paid to each non-employee director by delivery of 1,587 shares of Common Stock, based on the last reported sale price of the Common Stock on the New York Stock Exchange (the "NYSE") on October 4, 1999 of $15.75 per share, plus cash in lieu of a fractional share. Each non-employee director is also entitled to an initial grant of 1,500 shares of Common Stock, an initial grant of options to purchase 7,500 shares of Common Stock and an annual grant of options to purchase 3,750 shares of Common Stock. On February 29, 2000, the U.S. Industries, Inc. 2000 Stock Option Plan (the "2000 Stock Option Plan") was amended to add an automatic grant of 7,500 options to each non-employee director and to permit the Board to grant additional options in such amounts and at such times as it may determine. In May 2000, each director received an option to purchase 11,250 shares at an exercise price of $12.6875 under the 2000 Stock Option Plan.

      Each non-employee director is entitled to a fee of $1,500 payable in cash for each Board or Committee meeting attended. The Company reimburses all reasonable expenses incurred by both employee and non-employee directors in connection with such meetings and pays the premiums on directors' and officers' liability and travel accident insurance policies insuring both employee and non-employee directors.

      The Board held six meetings in fiscal 2000. Each director attended at least seventy-five percent of all meetings of the Board and Committees on which such director served.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

      The Compensation Committee has delivered the following report:

Executive Officer Compensation

      The philosophy of the Compensation Committee is that the Company's executive compensation program should be an effective tool for fostering the creation of stockholder value. While the Compensation Committee believes that the base compensation of the Company's executive officers should be generally competitive with that provided by public companies of comparable size, the Compensation Committee believes strongly that a substantial portion of the executive officers' compensation (both cash and non-cash elements) should be contingent upon performance. Moreover, the Compensation Committee wishes to encourage substantial equity ownership by the Company's executive officers so that management's interests are closely aligned with the interests of stockholders.

Base Compensation

      The minimum base compensation levels of the Company's executive officers and certain other aspects of their compensation were originally established under employment agreements. On December 5, 2000, the Compensation Committee awarded the executive officers (other than the Chief Executive Officer) increases in base salary for calendar year 2001 following a review of each executive officer's individual performance during fiscal 2000. These merit increases average approximately 2.6% for this group. Mr. Clarke declined to be considered for any increase in base salary for the calendar year 2001 (as he had done for all prior years). The Compensation Committee believes the base salaries to be reasonable and appropriate in the context of the overall compensation program.

Annual Incentive Bonus

      Under the U.S. Industries, Inc. Annual Performance Incentive Plan (the "Annual Performance Incentive Plan") and, commencing with fiscal 2001, the U.S. Industries, Inc. 2000 Annual Performance Incentive Plan (the "2000 Annual Performance Incentive Plan"), the Compensation Committee determines the executive officers that are eligible for a bonus under the plan for each fiscal year and the target levels (e.g., entry level, a mid-point and a maximum level) for such bonuses. The bonus level achieved for each fiscal year is determined based on the achievement of pre-established performance targets selected by the Compensation Committee, based on management's recommendations.

      At a meeting on December 1, 1999, the Compensation Committee set, for fiscal 2000, performance targets for all participants and individual levels for participation as a percentage of base pay (ranging from 55% to 100%, the "Bonus Percentage") upon achievement of the targets, with reduced levels specified for below full-target achievements that exceed minimum or entry level performance targets set by the Compensation Committee and increased levels specified for above full-target achievements which could result in bonuses under the plan being awarded in the range of 0% to 150% of each participant's Bonus Percentage. The Compensation Committee, based on management's recommendations, set performance targets for fiscal 2000 based on the attainment of certain levels of earnings per share from continuing operations ("Earnings Per Share Performance Target"). In setting these performance targets and individual participation levels, the Compensation Committee recognized that the Annual Performance Incentive Plan provides for both an immediately payable annual award and an additional amount (i.e., the Long Term Incentive Plan Award) equal to thirty percent (30%) of the immediately payable annual award. The Long Term Incentive Plan Award is credited to the executive officer's account under the U.S. Industries, Inc. Long Term Incentive Plan (the "Long Term Incentive Plan") and deferred under the terms of that Plan with interest measured based on the rate of interest on thirty (30) year Treasury Bonds. The Compensation Committee gave weight to the fact that distributions under the Long Term Incentive Plan are generally conditioned upon an executive officer's continued employment with the Company.

      At its meeting on December 4, 2000, the Compensation Committee determined that the performance targets for the fiscal 2000 Earnings Per Share Performance Target had not been met. Based on the foregoing, the Compensation Committee did not award any bonuses to the executive officers participating in the Annual Performance Incentive Plan during fiscal 2000.

      Also at its meeting on December 4, 2000, the Compensation Committee set performance targets for all participants for fiscal 2001 and individual levels for such participation as a percentage of base pay upon achievement of the targets, with certain entry and maximum bonus target levels for each bonus target category and pro-ration for achievement within these levels. The Compensation Committee, based on management's recommendations, set performance targets for fiscal 2001 based on the attainment of certain levels of earnings per share from continuing operations. In setting these performance targets and individual participation levels, the

Compensation Committee considered the level of achievement of the fiscal 2000 performance targets and recognized that the 2000 Annual Performance Incentive Plan provides for both an immediately payable annual award and, unless otherwise determined by the Compensation Committee, a Long Term Incentive Plan Award equal to thirty percent (30%) of the immediately payable annual award. The Compensation Committee gave weight to the fact that a Long Term Incentive Plan Award would be paid in addition to the annual award and that distributions under the Long Term Incentive Plan are generally conditioned upon an executive officer's continued employment with the Company.

Stock Options

      Stock options have been granted by the Compensation Committee under the 2000 Stock Option Plan and the Amended U.S. Industries, Inc. Stock Option Plan (the "Amended Stock Option Plan") with an exercise price equal to the fair market value of Common Stock on the date of grant. Management makes recommendations to the Compensation Committee as to how many options will be granted to eligible executives of the Company and its subsidiaries.

Restricted Stock

      Restricted Stock has been granted by the Compensation Committee under the U.S. Industries, Inc. Restricted Stock Plan and the U.S. Industries, Inc. 1996 Employee Stock Plan. Management makes recommendations to the Compensation Committee as to how many shares of restricted stock will be granted to eligible executives of the Company and its subsidiaries.


      The Company generally has analyzed the particular type of benefit or award and the rationale for granting such benefit or award in deciding whether it will seek to qualify the benefit or award as performance-based compensation under
Section 162(m) of the Code and expects to continue to do so in the future.

      Amounts awarded to the Chief Executive Officer and the Company's other executive officers under the Annual Performance Incentive Plan and to be awarded under the 2001 Annual Performance Incentive Plan, as well as the portion of such awards deferred under the Company's Long Term Incentive Plan, are based on performance factors determined by the Compensation Committee that are intended to qualify such bonuses for the "performance-based compensation" exception of
Section 162(m) of the Code. It is also intended that the stock options awarded under the 2000 Stock Option Plan and the Amended Stock Option Plan will qualify for the performance-based compensation exception of Section 162(m) of the Code. The restricted stock awards are not intended to and may not qualify as performance-based compensation under Section 162(m) of the Code.

Chief Executive Officer's Compensation

      The compensation of the Chief Executive Officer is primarily based on the employment agreement entered into with him. The Chief Executive Officer has declined to accept any increase in his base compensation for calendar years since 1996.

      The Chief Executive Officer has received restricted stock and stock options as described in the Summary Compensation Table. The Compensation Committee believes that these equity arrangements have created the desired mutuality of interest between the Chief Executive Officer and the stockholders, as the ultimate reward to the Chief Executive Officer from these equity arrangements primarily will be based upon the success of the Company.

                                    Respectfully submitted:


                                    Mark Vorder Bruegge, Chairman

                                    Brian C. Beazer

                                    The Honorable Charles H. Price II

SUMMARY COMPENSATION TABLE

      The following table sets forth information concerning the compensation awarded to, earned by or paid to the Chief Executive Officer and the four other most highly paid executive officers of the Company (the "named executive officers") for services rendered to the Company and its subsidiaries during fiscal 1998, 1999 and 2000.


                                                      ANNUAL COMPENSATION                  LONG TERM COMPENSATION

                                       ------------------------------------------------------------------------------
                                                                                                SECURITIES   ALL OTHER
        NAME AND          FISCAL                           OTHER ANNUAL        RESTRICTED      UNDERLYING  COMPENSATION
  PRINCIPAL POSITION(1)    YEAR    SALARY   BONUS($)(2)  COMPENSATION($)(3) STOCK AWARDS($)(4)  OPTIONS(#)     ($)(5)
  ---------------------    ----    ------   -----------  ------------------ -----------------   ----------     ------
David H. Clarke.......     2000    750,000           0              0            675,000         357,875       10,518
Chairman of the Board and  1999    750,000     656,250        196,875            510,000         255,000       11,227
   Chief Executive         1998    750,000           0              0                  0               0       14,250
    Officer

James O'Leary.........     2000    396,250           0              0                  0         206,250        6,234
Executive Vice President   1999    243,417     286,344         85,903          1,078,250         125,000        5,802
                           1998    176,250           0              0          1,074,280               0        5,363

Dorothy E. Sander.....     2000    260,500           0              0                  0         137,500        6,417
Senior Vice President-     1999    241,375     149,450         44,835            675,125          90,000        6,287
   Administration          1998    228,875           0              0                  0               0        6,801

John W. Dean III......     2000    230,000     150,000              0            393,750         122,500        5,676
Senior Vice President,     1999          0           0              0                  0               0            0
Chief Financial Officer &  1998          0           0              0                  0               0            0
   Treasurer

Steven C. Barre.......     2000    190,000           0              0            114,375         110,000        5,742
Vice President, General    1999    164,500      72,000         21,600                  0               0        5,742
   Counsel and Secretary   1998    152,155      31,000          9,300                  0               0        5,337



(1) John W. Dean III became Vice President, Chief Financial Officer and Treasurer of the Company on October 4, 1999, became Senior Vice President, Chief Financial Officer and Treasurer on December 15, 2000. His employment with the Company terminated on January 22, 2001. Steven C. Barre became Vice President, Secretary and General Counsel of the Company on April 3, 2000; he previously served in the capacity of Associate General Counsel.

(2) For fiscal 1998, no bonuses were awarded. For fiscal 1999, bonuses were awarded by the Compensation Committee under the Annual Performance Incentive Plan using a formula based on the attainment of certain levels of earnings per share from continuing operations. For fiscal 2000, no bonuses were awarded, other than a $150,000 signing bonus paid to John W. Dean III.

(3) Amounts represent awards under the Long Term Incentive Plan, which will be deferred in the participant's plan account. Annual distributions, constituting 15% of each participant's account, will be made commencing on December 15 of the fourth year following the initial award under the Long Term Incentive Plan, contingent on continued employment, subject to acceleration upon a Change in Control (as defined in the plan) and certain other circumstances.

(4) Mr. Clarke was awarded 30,000 shares and 60,000 shares of Restricted Stock under the Restricted Stock Plan (the "Restricted Stock") in fiscal 1999 and fiscal 2000, respectively. Mr. O'Leary was awarded 38,815 shares and 66,000 shares of Restricted Stock in fiscal 1998 and fiscal 1999, respectively. Ms. Sander was awarded 41,000 shares of Restricted Stock in fiscal 1999. Mr. Dean was awarded 25,000 shares of Restricted Stock in fiscal 2000. Mr. Barre was awarded 10,000 shares of Restricted Stock in fiscal 2000. The values of the Restricted Stock are based upon the last reported sale price of an unrestricted share of Common Stock on the

      NYSE on the following dates of grants: Mr. Clarke--November 13, 1998 ($17.375) and March 24, 2000 ($11.25); Mr. O'Leary--March 27, 1998
      ($28.50), November 13, 1998 ($17.375) and September 1, 1999 ($16.9375);
      Ms. Sander--November 13, 1998 ($17.375) and September 1, 1999 ($16.9375);
      Mr. Dean--October 4, 1999 ($15.75) and Mr. Barre--February 11, 2000 ($11.4375). The shares of Restricted Stock vest seven years after grant (except for the November 13, 1998, May 18, 1999, and October 4, 1999 grants which vest on a three, five and seven year schedule), in each case subject to acceleration upon the occurrence of a Change in Control (as defined in each executive officer's employment agreement described under "Employment Agreements" below), or the occurrence of certain other events including with regard to Messrs. O'Leary and Barre, 90 days after a spinoff to the Company's stockholders of its lighting and industrial tools businesses including the Lighting Corporation of America, the fourth largest lighting fixture manufacturer in the United States, SiTeco, a major European lighting fixture manufacturer, and Spear & Jackson, an international manufacturer of industrial hand tools (the "LCA Spinoff") (as described in "Employment Agreements" below). Executive officers are entitled to receive dividends on their Restricted Stock as and when cash dividends on the Common Stock are declared by the Board. The aggregate number of shares of Restricted Stock owned by the named executives and the market value of such shares, each as of October 2, 2000, are as follows:
      Mr. Clarke--382,103 shares ($3,797,149); Mr. O'Leary--118,394 shares
      ($1,176,540); Ms. Sander--71,552 shares ($711,048); Mr. Dean--25,000 shares ($248,438) and Mr. Barre--10,000 shares ($99,375). The closing price of the Common Stock ($9.9375) on September 29, 2000, the last trading day of the fiscal year, was used to determine "market value."

      Effective on February 23, 1999, the Company adopted a Stock Ownership Tax Loan Program. The primary purpose of the loan program is to make loans to executives of the Company selected by the Compensation Committee to help such executives pay the federal, state and local taxes that are due upon the vesting of Restricted Stock, thereby encouraging them to retain the Restricted Stock. The loan interest rate is the one year term borrowing rate at which the Company may borrow from its principal lenders but in no event may the interest rate be less than the applicable federal interest rate. Mr. Clarke, Ms. Sander and Ms. Burton are currently participating in the loan program. The largest aggregate amount of indebtedness outstanding (including accrued interest) at any time for the foregoing individuals during fiscal 2000 was $1,507,263, $457,718 and $44,223, respectively, and as of the date of this proxy statement these amounts remain outstanding.

(5) The amounts shown in this column include the matching contributions made by the Company to the accounts of the named executive officers pursuant to the 401(k) Plan, all of which is invested in Common Stock pursuant to the terms of the plan, and the dollar value of insurance premiums paid by or on behalf of the Company with respect to term life insurance benefits.

OPTION GRANTS FOR FISCAL 2000 AND POTENTIAL REALIZABLE VALUES

      The following table sets forth as to each of the named executive officers information with respect to option grants during fiscal 2000 and the potential realizable values of such option grants. The 5% and 10% assumed rates of growth are for illustrative purposes only. They are not intended to predict future stock prices, which will depend on market conditions, the Company's performance and other factors.

                                Individual Grants

                           ------------------------------------------------------
                                                                                       Potential Realizable
                                                                                       Value at Assumed Annual
                                         % of Total                                    Rates of Stock Price
                           Number of     Options Granted    Exercise                   Appreciation for Option
                           Options       to Employees in    Price        Expiration    Term ($)(2)
Name                       Granted       Fiscal Year        ($/Share)    Date(1)         5%                10%
----                       -------       --------------     ---------    -------         --                ---

David H. Clarke            161,000           8.0%            11.5625      02/11/10        0               723,383
                           196,875           9.8%            12.6875      05/03/10        0               979,093

James O'Leary               75,000           3.7%            11.5625      02/11/10        0               336,979
                           131,250           6.5%            12.6875      05/03/10        0               652,728

Dorothy E. Sander           50,000           2.5%            11.5625      02/11/10        0               224,653
                            87,500           4.3%            12.6875      05/03/10        0               435,152

John W. Dean III            12,500           0.6%            15.5000      02/23/01        0                     0
                            40,000           2.0%            11.5625      02/23/01        0                     0
                            70,000           3.5%            12.6875      02/23/01        0                     0

Steven C. Barre             45,000           2.2%            11.5625      02/11/10        0               202,187
                            65,000           3.2%            12.6875      05/03/10        0               323,256



(1) The options will become exercisable in four equal installments beginning on the first anniversary of grant, in each subject to acceleration upon a Change in Control (as defined in each executives' employment agreement described under "Employment Agreements" below) and certain other circumstances. The options terminate on the tenth anniversary of the relevant grant, subject to earlier termination in the event that the executive's employment terminates in certain circumstances.

(2) Amounts for the named executive officers shown under the "Potential Realizable Value" columns have been calculated by multiplying the exercise price by the annual appreciation rate shown (compounded for the term of the options), subtracting the exercise price per share and multiplying the gain per share by the number of shares covered by the options.

OPTION EXERCISES AND VALUES FOR FISCAL 2000

      The following table sets forth, with respect to each of the named executive officers, the number of share options exercised and the dollar value realized from those exercises during the 2000 fiscal year and the total number and aggregate dollar value of exercisable and non-exercisable stock options held on October 2, 2000.

                                                                                NUMBER OF         VALUE OF
                                                                               SECURITIES       UNEXERCISED
                                                            IN-THE-MONEY       UNDERLYING       OPTIONS ($)
                                     UNEXERCISED OPTIONS        VALUE              (#)          EXERCISABLE/
                                       SHARES ACQUIRED        REALIZED        EXERCISABLE/      UNEXERCISABLE
               NAME                    ON EXERCISE (#)           ($)          UNEXERCISABLE      AT 10/2/00
                                                                               AT 10/2/00           (1)
-------------------------------------------------------------------------------------------------------------
David H. Clarke..............                  N/A                N/A         834,502/549,125     401,408/0
Dorothy E. Sander............                  N/A                N/A         125,613/207,512     113,495/0
James O'Leary................                  N/A                N/A          42,964/301,875       9,457/0
John W. Dean III.............                  N/A                N/A               0/122,500           0/0
Steven C. Barre..............                  N/A                N/A           5,344/111,406           0/0

--------------------------

(1) In accordance with the rules of the SEC, values are calculated by subtracting the exercise price from the fair market value of the underlying Common Stock. For purposes of the last column of this table, fair market value is deemed to be $9.9375 per share, the closing price of the Common Stock reported for the NYSE Composite Transactions on September 29, 2000, the last trading day of the fiscal year.

COMPARISON OF CUMULATIVE TOTAL RETURN

      The following graph compares the five-year cumulative total shareholder return (including reinvestment of dividends) of the Company with the cumulative total return on the Standard & Poor's 500 Composite Stock Price Index (the "S&P 500 Index") and two peer group indices - the "Old Peer Group" and the "New Peer Group". The Old Peer Group is representative of the Company in its earlier years as part of the multi-industry group of companies and the New Peer Group aligns the Company to a branded, consumer-oriented building products group of companies. The Old Peer Group consists of Coltec Industries, Crane Co., Dover Corp., Honeywell International Inc., Newell Rubbermaid Inc., Textron Inc., Thomas Industries, Trimas Corp., Tyco International Ltd. and the Company. The New Peer Group consists of American Standard Cos. Inc., Black & Decker Corp., Fortune Brands Inc., Masco Corp., Newell Rubbermaid Inc., Stanley Works and the Company.


      The graph assumes that $100 was invested on June 1, 1995 in each of the Company's Common Stock, the S&P 500 Index and each peer group index , and that all dividends were reinvested into additional shares of the same class of equity securities at the frequency with which dividends are paid on such securities during the applicable fiscal year. Each peer group weighs the returns of each constituent company according to its stock market capitalization at the beginning of each period for which a return is indicated.

      The stockholder return shown on the following graph is not necessarily indicative of future performance.

                                      ANNUAL RETURN PERCENTAGE
                                      YEARS ENDING

COMPANY NAME / INDEX                    SEP96   SEP97   SEP98    SEP99   SEP00
--------------------------------------------------------------------------------
U S INDUSTRIES INC                      69.36   66.00   -47.61    5.82   -35.81
S&P 500 INDEX                           20.33   40.45     9.05   27.80    13.28
NEW PEER GROUP                          18.66   30.93    -8.22    5.32   -23.13
OLD PEER GROUP                          37.78   46.41    -0.96   56.31   -11.60


                                      INDEXED RETURNS

                               BASE    YEARS ENDING
                               PERIOD
COMPANY NAME / INDEX           SEP95   SEP96   SEP97    SEP98   SEP99    SEP00
--------------------------------------------------------------------------------
U S INDUSTRIES INC             100     169.36  281.14   147.29  155.85   100.05
S&P 500 INDEX                  100     120.33  169.00   184.29  235.53   266.82
NEW PEER GROUP                 100     118.66  155.37   142.59  150.18   115.44
OLD PEER GROUP                 100     137.78  201.74   199.79  312.30   276.07




NEW PEER GROUP                                OLD PEER GROUP
--------------------------------------------------------------------------------
AMERICAN STANDARD COS INC                     COLTEC INDUSTRIES
BLACK & DECKER CORP                           CRANE CO
COOPER INDUSTRIES INC                         DOVER CORP
FORTUNE BRANDS INC                            HONEYWELL INTERNATIONAL INC
GENLYTE GROUP INC                             NEWELL RUBBERMAID INC
MASCO CORP                                    TEXTRON INC
NATIONAL SERVICE INDS INC                     THOMAS INDUSTRIES INC
NEWELL RUBBERMAID INC                         TRIMAS CORP
STANLEY WORKS                                 TYCO INTERNATIONAL LTD
U S INDUSTRIES INC                            U S INDUSTRIES INC

                                [Graphic omitted]

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

      The following table shows the estimated annual retirement benefits that would be payable under the Retirement Plan to the Company's corporate office employees, including its executive officers, assuming retirement at age 65 on the basis of a straight-life annuity. The table also includes benefits payable under the the SRP, an unfunded supplemental retirement plan applicable to certain executive officers of the Company, which is described below.

           Final
          Average
          Earnings                                            Years of Service
          --------           ----------------------------------------------------------------------------------
                               10          15           20          25           30          35           40
                               --          --           --          --           --          --           --
  $ 100,000............     $ 23,200    $ 34,800     $ 46,400    $ 58,000     $ 58,000    $ 58,000     $ 58,000
     200,000...........       49,900      74,850       99,800     124,750      124,750     124,750      124,750
     300,000...........       76,600     114,900      153,200     191,500      191,500     191,500      191,500
     400,000...........      103,300     154,950      206,600     258,250      258,250     258,250      258,250
     500,000...........      130,000     195,000      260,000     325,000      325,000     325,000      325,000
     600,000...........      156,700     235,050      313,400     391,750      391,750     391,750      391,750
     700,000...........      183,400     275,100      366,800     458,500      458,500     458,500      458,500
     800,000...........      210,100     315,150      420,200     525,250      525,250     525,250      525,250
     900,000...........      236,800     355,200      473,600     592,000      592,000     592,000      592,000
     1,000,000.........      263,500     395,250      527,000     658,750      658,750     658,750      658,750


      The named executive officers have been credited with the following years of service for purposes of benefit accrual (rounded to the nearest one-hundredth of a year): Mr. Clarke--25 years; Mr. O'Leary--7.42 years; Ms. Sander--16.33 years; Mr. Dean--1 year and Mr. Barre--12 years. Since the base salary of Mr. Clarke was significantly reduced effective upon the Demerger, his current accrued Final Average Earnings ($1,010,532) exceeded his annual compensation for fiscal 2000. Generally, unless termination of employment follows a Change in Control (as defined in the Retirement Plan), due to the restriction on benefit entitlements prior to age 60 under the SRP described below, the Final Average Earnings of Mr. Clarke would be limited to $170,000 (Code Section 401(a)(17) limit), the Retirement Plan limit, if his employment terminated during the current fiscal year.

USI SUPPLEMENTAL RETIREMENT PLAN

      The USI Supplemental Retirement Plan (the "SRP") is a non-qualified, unfunded, deferred compensation plan administered by the Compensation Committee. In general terms, the purpose of the SRP is to restore to certain executive officers of the Company any benefits in excess of the benefits accrued under the Retirement Plan that would have accrued under the Offset Formula without regard to the Freeze Date (to a maximum of 25 years of Credited Service). In addition, the SRP provides for benefits in excess of the limitations on the amount of benefits accrued and compensation taken into account in any given year imposed by Sections 415 and 401(a)(17) of the

Code, respectively, with respect to a qualified plan such as the Retirement Plan. Under the SRP, a participant's annual benefit is equal to 66 2/3% of his or her Average Final Compensation less 50% of his or her Social Security Benefit, multiplied by the number of years of Credited Service (to a maximum of 25) divided by 25, less the Pension Offset. The normal form of benefit under the SRP shall be a monthly annuity ceasing on the participant's death. The optional benefit forms are the forms of benefit provided under the Retirement Plan. Although Mr. Clarke had declined to be considered for increases in his base salary for 1996 through 2000 calendar years, under the terms of the SRP he was deemed to receive a salary increase for purposes of the SRP for each of the years equal to the average salary increase for officers employed in the Company's Iselin, New Jersey office. For purposes of the SRP Mr. Clarke is considered to have a base salary for the 1996, 1997, 1998, 1999 and 2000 calendar years equal to $815,250, $875,008, $952,009, $1,014,746 and $1,081,719,
respectively. Capitalized terms used in this paragraph have the meanings defined for them in the SRP or in the Retirement Plan.

EMPLOYMENT AGREEMENTS

      The following is a summary of the employment agreements between the Company and each of the named executive officers. The employment agreements provide for each named executive to serve in the respective capacities indicated in the Summary Compensation Table above. As described in more detail below, the employment agreements with Messrs. O'Leary and Barre were amended to provide that such agreements will terminate (with some limited exceptions) upon the LCA Spinoff.

      Mr. Clarke's term of employment will expire at the end of the current three-year term and (except as provided below for Messrs. O'Leary and Barre with regard to the LCA Spinoff) the term of employment for Messrs. O'Leary, Barre and Ms. Sander will expire at the end of the current two-year terms. The term of each of the agreements is subject to automatic extension for an additional three-year term in the case of Mr. Clarke and an additional two-year term in the case of the other executives, unless either party gives at least ninety (90) days prior written notice of non-extension or the agreement is terminated earlier as discussed below.

      The employment agreements provide that the Company will pay Messrs. Clarke, O'Leary, Ms. Sander and Messrs. Dean and Barre base annual salaries at a rate of not less than $750,000, $400,000, $285,000, $246,500 and $200,000, respectively. As provided in the employment agreements, each executive is eligible to receive an annual cash bonus, with a target Bonus Percentage equal to at least 100% of base salary for Mr. Clarke, 85% of base salary for Mr. O'Leary, 70% of base salary for Ms. Sander and 60% of base salary for Messrs. Dean and Barre, pursuant to the Annual Performance Incentive Plan or a successor plan satisfying the requirements for the performance-based compensation exception of Section 162(m) of the Code (the "Target Bonus"). The employment agreements also entitle the executives to participate generally in all pension, retirement, savings, welfare and other employee benefit plans and arrangements and fringe benefits and perquisites maintained by the Company from time to time for senior executives of a comparable level.

      The employment agreements for Messrs. Clarke and O'Leary and Ms. Sander provide that if the executive's employment with the Company is terminated by reason of death or disability, the executive or his or her legal representative will receive, in addition to accrued compensation (including, without limitation, any declared but unpaid bonus, any amount of base salary or deferred compensation accrued or earned but unpaid, any accrued vacation pay and unreimbursed business expenses (the "Accrued Amounts")), a prorated Target Bonus for the fiscal year of the executive's death or disability, full accelerated vesting under all equity-based and long-term incentive plans, any other amounts or benefits owed to executives under the then applicable employee benefit plans or policies of the Company, which will be paid in accordance with such plans or policies, payment of base salary on a monthly basis for a specified period (twelve (12) months in the case of Mr. Clarke, six (6) months in the case of Mr. O'Leary and Ms. Sander) and payment of spouse's and dependents' COBRA coverage premiums for no more than three (3) years, subject in the case of disability to offset against the base salary payment by the amount the executive would receive under any long-term disability program maintained by the Company.

      The employment agreements with Messrs. Dean and Barre provide that upon a termination by reason of death or disability, the executives or their legal representatives will receive only the Accrued Amounts and any other amounts or benefits owed to them under the then applicable employee benefit plans, long-term incentive plans or equity plans and programs of the Company, which will be paid in accordance with such plans and programs.

      The employment agreement with Mr. Clarke provides that if Mr. Clarke's employment with the Company is terminated (i) by the Company other than for cause (as defined in his employment agreement) or due to a disability (as defined in his employment agreement); (ii) by the executive for good reason (as defined in his employment agreement); (iii) by the executive for any or no reason within two (2) years after a Change in Control of the Company (as defined in his employment agreement); or (iv) as a result of the Company giving notice of nonextension at the end of any three-year term ((i) through (iv) referred to herein collectively as "Severance Payment Events"), then Mr. Clarke shall be entitled to receive, among other things (a) a lump sum within five (5) days after such Severance Payment Event equal to (i) three (3) times base salary, and
(ii) three (3) times the highest annual bonus paid or payable to Mr. Clarke by the Company for any of the previous three (3) completed fiscal years, provided that if such termination occurs on or after a Change in Control of the Company, Mr. Clarke will instead receive three (3) times the Target Bonus, (b) accelerated full vesting under all outstanding equity-based and long-term incentive plans, (c) three (3) years of additional service and compensation credit for pension purposes, (d) three (3) years of the maximum Company contribution under any type of qualified or nonqualified 401(k) plan, (e) payment by the Company of the premiums for Mr. Clarke and his dependents' health coverage for three (3) years (all such payments being collectively referred to as the "Severance Payment") and (f) if such termination occurs after a Change in Control of the Company and Mr. Clarke is married at the time of the commencement of his benefits under the SRP his spousal death benefit under the SRP shall be the survivor benefit under a joint and 60% annuity rather than the actuarially adjusted survivor benefit under a joint and 50% annuity (the "Special SRP Benefit Treatment"). In addition, Mr. Clarke's employment agreement provides that if he dies or becomes disabled after a Change in Control of the Company and is married at the time of his death or disability, the Special SRP Benefit Treatment shall apply. If after a Change in Control of the Company Mr. Clarke has not attained the normal retirement date provided under the SRP as of the date of any Severance Payment Event, Mr. Clarke will be deemed to have attained his normal retirement date for purposes of the SRP and payments of amounts thereunder. In addition, if the Severance Payment to Mr. Clarke under the employment agreement, together with other amounts paid to Mr. Clarke, exceeds certain threshold amounts and results from a change in ownership (as defined in Section 280G(b)(2) of the Code), the employment agreement provides that Mr. Clarke will receive an additional amount to cover the federal excise tax and any interest or penalties with respect thereto on a "grossed up" basis. If Mr. Clarke is terminated for cause, voluntarily resigns (which right Mr. Clarke has on sixty (60) days' prior written notice to the Company) or the Company retires Mr. Clarke at or after his sixty- fifth birthday, Mr. Clarke will only receive the Accrued Amounts and benefits provided in benefit plans, provided that in the event such voluntary resignation is after age sixty-two (62) there will be certain additional vesting with regard to stock options and Restricted Stock in accordance with the terms of the applicable plans.

      The employment agreements with Mr. O'Leary (except as provided below with regard to the LCA Spinoff) and Ms. Sander provide for substantially similar provisions on termination situations described in the prior paragraph except that the definitions of "cause" and "good reason" have differences that provide the Company with broader rights, the Severance Payment will be based on a two
(2) time rather than three (3) time multiple and, in certain limited instances, will be subject to offset, there will be more limited vesting of stock options and restricted stock and they may only resign and collect severance based purely on the Change in Control of the Company during a thirty (30) day window after the first anniversary of the Change in Control of the Company.

      The employment agreements with Messrs. Dean and Barre provide (except as provided below with regard to the LCA Spinoff) that on a termination by the executive for good reason (as defined in the applicable employment agreement), by the Company without cause (as defined in the applicable employment agreement) or nonextension of the employment term by the Company, they will receive among other things (i) the Accrued Amounts, and (ii) equal monthly payments of the executive's then monthly rate of base salary for twelve (12) months, provided that if such termination occurs within two (2) years after a Change in Control, they will instead receive a lump sum equal to two (2) times base salary and the Target Bonus. In addition, if such termination occurs within two (2) years after a

Change in Control, Mr. Barre will receive (i) two (2) years of additional service and compensation credit for pension purposes, (ii) two (2) years of the maximum Company 401(k) contribution and (iii) payment of premiums for the executives and their dependents' health coverage for two (2) years. Mr. Dean's employment with the Company terminated on January 22, 2001. The Company paid Mr. Dean his base salary through March 31, 2001, a lump sum payment of $100,000 and 25,000 shares of previously Restricted Stock in connection with his termination of employment. Mr. Barre is required to execute a release prior to receiving severance payments and Messrs. Dean and Barre must comply with certain provisions relating to confidential information, non-competition and non-solicitation.

      The employment agreements of each of the named executive officers also provide for indemnification for actions in their corporate capacity, directors' and officers' liability insurance and coverage in most instances for legal fees incurred in enforcing their rights under their respective employment agreements.

      Messrs. O'Leary and Barre each executed letter agreements amending their employment agreements (the "Letter Agreements") to provide that such employment agreements terminate and are of no further force or effect upon the LCA Spinoff, except for any rights with regard to indemnification for periods prior to the LCA Spinoff. Upon the LCA Spinoff and the satisfaction of certain other conditions, the stock options to purchase Common Stock granted to Mr. O'Leary on September 1, 1999, February 11, 2000 and May 3, 2000 and granted to Mr. Barre on February 11, 2000 and May 3, 2000 will fully vest and these options and all other vested options to purchase Common Stock with an exercise price equal to or below $16.125, will remain exercisable until the second annual anniversary of the LCA Spinoff. In addition, the unvested shares of restricted stock awarded to Messrs. O'Leary and Barre by the Company will vest on the 90th day following the LCA Spinoff, provided that the executive has not voluntary terminated employment with LCA. If the LCA Spinoff does not occur prior to April 15, 2001 the employment agreements for Messrs. O'Leary and Barre (as described above) will continue in effect and the Letter Agreements will be null and void.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


CERTAIN BENEFICIAL OWNERS

      The following table sets forth information as to the beneficial ownership of Common Stock by each person or group known by the Company, based upon filings pursuant to Section 13(d) or (g) under the Securities Exchange Act of 1934 (the "Exchange Act"), to own beneficially more than 5% of the outstanding Common Stock as of the Record Date.

NAME AND ADDRESS                                     NUMBER OF   PERCENT
OF BENEFICIAL OWNER                                  SHARES      OF CLASS*
                                                     -------     --------

Harris Associates L.P.(1).......................      8,666,128    11.7%
Two North LaSalle Street, Suite 500
Chicago, IL  60602

Southeastern Asset Management, Inc.(2)..........     11,019,500    14.8%
6410 Poplar Avenue
Suite 900
Memphis, TN  38119

AXA-UAP(3)......................................      4,253,003     5.7%
23, Avenue Matigon
75008 Paris, France

SASCO Capital, Inc.(4)..........................      6,057,600     8.2%
Ten Sasco Hill Road
Fairfield, CT  06430

------------------------

* As of February 1, 2001, the Company had 74,279,328 shares of common stock outstanding.

(1) According to Schedule 13G/A filed on February 5, 2001 by Harris Associates L.P. and Harris Associates, Inc. (the sole general partner of Harris Associates L.P.) each of such filing persons may be deemed a beneficial owner of 8,666,128 shares by reason of advisory and other relationships with the persons who own the shares; the filing person has shared voting power with respect to all such shares, sole dispositive power with respect to 4,453,528 shares and shared dispositive power with respect to 4,212,600 shares .

(2) According to Schedule 13G/A filed on February 12, 2001, by Southeastern Asset Management Inc. ("SAMI") and Longleaf Partners Small-Cap Fund ("Longleaf"): (a) SAMI beneficially owns 11,019,500 shares, as to which SAMI has the sole voting power with respect to 3,084,500 shares, shared voting power with respect to 7,607,000 shares, sole dispositive power with respect to 3,412,500 shares and shared dispositive power with respect to 7,607,000 shares, and (b) Longleaf beneficially owns 11,019,500 shares, as to which Longleaf has no sole voting power with respect to any shares, shared voting power with respect to 7,607,000 shares, no sole dispositive power with respect to any shares and shared dispositive power with respect to 7,607,000 shares.

(3) According to Schedule 13G/A filed on January 10, 2001 by AXA Assurances I.A.R.D. Mutuelle ("I.A.R.D."), AXA Assurances Vie Mutuelle ("AAVM"), AXA Conseil Vie Assurance Mutuelle ("ACVAM"), AXA Courtage

Assurance Mutuelle ("ACAM"), AXA and AXA Financial Inc. ("AFI"): (a) each of I.A.R.D., AAVM, ACVAM, ACAM and AXA beneficially owns 4,253,003 shares and has sole voting power with respect to 2,477,853 shares, shared voting power with respect to 1,279,600 shares, sole dispositive power with respect to 4,253,003 shares and no shared dispositive power with respect to any shares (b) AFI beneficially owns 4,252,602 shares and has sole voting power with respect to 2,477,452 shares, shared voting power with respect to 1,279,600 shares, sole dispositive power with respect to 4,252,602 shares and no shared dispositive power with respect to any shares and (c) the following subsidiaries of AFI beneficially own shares: (i) Alliance Capital Management L.P. (3,223,202 shares, as to which such entirety exercises sole voting power with respect to 1,448,052 shares, shared voting power with respect to 1,279,600 shares and sole dispositive power with respect to all such shares. The Equitable Life Insurance Society of the United States (1,029,400 shares, as to which such entirety exercises sole voting power and sole dispositive power with respect to all such shares.

(4) According to Schedule 13G/A filed on February 13, 2001, SASCO Capital, Inc. ("SASCO") beneficially owns 6,057,600 shares, as to which SASCO has sole voting power with respect to 2,901,650 shares and exercises sole dispositive power with respect to all such shares.

DIRECTORS AND EXECUTIVE OFFICERS

      The following table sets forth the beneficial ownership of Common Stock as of February 1, 2001 by each current director of the Company, the executive officers currently employed by the Company and named in the Summary Compensation Table and all current directors and executive officers as a group. Each director or executive officer has sole voting and investment power over the shares reported, except as noted below.

                                                NUMBER OF        PERCENT

NAME                                            SHARES(1)(2)(3)  OF CLASS

Steven C. Barre...................................       33,231        *
Brian C. Beazer...................................       99,242        *
William E. Butler.................................       55,075        *
David H. Clarke...................................    1,901,724       2.56%
John J. McAtee, Jr................................       97,447        *
James O' Leary....................................      242,923        *
The. Hon. Charles H. Price II.....................       58,997        *
Dorothy E. Sander.................................      301,831        *
Sir Harry Solomon.................................      136,447        *
Royall Victor III.................................       60,947        *
Mark Vorder Bruegge...............................       44,847        *
Robert R. Womack..................................      528,935        *
All current  directors and  executive  officers
as  a  group  (16) persons  including  the
foregoing)........................................    3,715,067       5.00%
-------------------------

 * Less than 1%.

(1) Includes restricted stock held by the following individuals and all current directors and executive officers as a group, with respect to which such persons have voting power but no investment power: Mr.
      Clarke--382,103 shares; Mr. O'Leary--118,394 shares; Ms. Sander--71,552 shares; Mr. Barre--10,000 shares; Mr. Womack--88,398; all current directors and executive officers as a group--736,131 shares.

(2) Includes shares in the Company 401(k) Plan, and in the case of Mr. Womack, in a Subsidiary 401(k) Plan, as of January 31, 2001 (the latest practicable date for such information) based on investments made by the individuals and by the Company to match certain amounts invested by the following individuals and all current directors and executive officers as a group, with respect to which such persons have voting power but no investment power with respect to the Company's matching contribution:
      Mr. Clarke--30,625 shares; Mr. O'Leary 7,532 shares; Ms. Sander--10,748 shares; Mr. Womack--15,294 shares; Mr. Barre--3,668 shares; all current directors and executive officers as a group--75,439 shares.

(3) Includes shares which are subject to options exercisable within 60 days for the following individuals and all current directors and executive officers as a group: Mr. Beazer--41,250 shares; Mr. Barre--18,000 shares; Mr. Butler--44,950 shares; Mr. Clarke--913,502 shares; Mr. McAtee--42,750 shares; Mr. O'Leary--82,339 shares; Mr. Price--42,750 shares; Ms. Sander--156,875 shares; Sir Harry--42,750 shares; Mr. Victor--42,750 shares; Mr. Vorder Bruegge--33,750 shares; Mr. Womack--398,350 shares; all current directors and executive officers as a group--1,917,320 shares.

(4) Includes 2,611 shares held by one of Mr. Clarke's children and Mr. Clarke's wife, as to which he disclaims beneficial ownership.

(5) Includes 3,225 and 1,175 shares held in Mr. Price's Individual and Retirement accounts, respectively as to which Mr. Price has voting and investment power. Also includes 150 shares held by his wife, as to which he disclaims beneficial ownership.

(6) Includes 25,500 shares held in trust for Sir Harry's family, as to which he disclaims beneficial ownership, 25,500 shares held in trust for Sir Harry and his wife, as to which he shares voting power and investment power, and 31,000 shares held by a holding company as to which he shares voting power and investment power.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          U.S. INDUSTRIES, INC.



                                          By:   /s/ Steven C. Barre
                                                ------------------------
                                                Steven C. Barre
                                                Vice President, General
                                                Counsel and Secretary

February 20, 2001