Form 10-Q
period 2000-12-31
US INDUSTRIES INC /DE
filed 2001-02-20
CIK 1056874

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000
OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                        Commission file number: 1-14557
                                                -------

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
Yes X   No
   ---    ---

As of February 1, 2001, U.S. Industries, Inc. had one class of common stock, of which 74,279,328 shares were outstanding.

                              U.S. INDUSTRIES, INC.

                                      INDEX

                                                                            Page
                                                                             NO.
                                                                             ---

PART I.    FINANCIAL INFORMATION

           Item 1.Financial Statements

                  Consolidated Condensed Statements of Operations
                  for the Three Months Ended December 31, 2000 and 1999...   1

                  Consolidated Condensed Balance Sheets, December 31, 2000
                  and September 30, 2000..................................   2

                  Consolidated Condensed Statements of Cash Flows
                  for the Three Months Ended December 31, 2000 and 1999...   3

                  Notes to Consolidated Condensed Financial Statements....   4

           Item 2.Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ....................  17

           Item 3.Quantitative and Qualitative Disclosures About
                  Market Risk ............................................  23


PART II.        OTHER INFORMATION

           Item 6.Exhibits and Reports on Form 8-K........................  25

SIGNATURES ...............................................................  26

PART I.    FINANCIAL INFORMATION.

ITEM 1.    FINANCIAL STATEMENTS.

                              U.S. INDUSTRIES, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                       (IN MILLIONS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                                 THREE MONTHS ENDED
                                                                   DECEMBER 31,
                                                                2000           1999
                                                                ----           ----

Net Sales                                                       $ 541        $ 791
Operating costs and expenses:
  Cost of products sold                                           371          546
  Selling, general and administrative expenses                    154          192
  Restructuring charges                                             2         --
                                                                --------     --------

Operating income                                                   14           53

Interest expense                                                  (20)         (23)
Interest income                                                     7            1
Equity earnings in investee                                         1         --
Other income (expense), net                                        (6)           1
                                                                --------     --------

Income (loss) before income taxes and discontinued operations      (4)          32
Benefit (provision) for income taxes                                2          (12)
                                                                --------     --------

Income (loss) from continuing operations                           (2)          20

Loss from discontinued operations, net of tax benefit
of $1 million                                                      (2)          --
                                                                --------     --------

Net income (loss)                                               $  (4)       $  20
                                                                ========     ========


Earnings (loss) per basic and diluted share:
  Income (loss) from continuing operations                      $  (0.03)    $   0.23
  Loss from discontinued operations, net of tax benefit            (0.02)       --
                                                                --------     --------

  Net income (loss)                                             $  (0.05)    $   0.23
                                                                ========     ========

Cash dividend declared per share                                $   0.05     $   0.05
                                                                ========     ========


          SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                            U.S. INDUSTRIES, INC.
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                                (IN MILLIONS)


                                                          DECEMBER 31,   SEPTEMBER 30,
                                                          ------------   -------------
                                                              2000          2000
                                                              ----          ----
                                                          (UNAUDITED)
                                     ASSETS
Current assets:
  Cash and cash equivalents                                  $   27        $   25
  Trade receivables, net                                        447           517
  Inventories                                                   533           494
  Deferred income taxes                                          62            62
  Other current assets                                           64            45
                                                             ------        ------

    Total current assets                                      1,133         1,143

Property, plant and equipment, net                              429           420
Other assets                                                    383           388
Goodwill, net                                                   539           541
                                                             ------        ------
                                                             $2,484        $2,492
                                                             ======        ======


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                              $    9        $   29
  Current maturities of long-term debt                          715           141
  Trade accounts payable                                        166           196
  Accrued expenses and other liabilities                        199           222
  Income taxes payable                                         --               9
                                                             ------        ------

    Total current liabilities                                 1,089           597

Long-term debt                                                  383           885
Deferred income taxes                                            10            10
Other liabilities                                               246           246
                                                             ------        ------

    Total liabilities                                         1,728         1,738
Commitments and contingencies
Temporary equity                                                 43          --

Stockholders' equity                                            713           754
                                                             ------        ------
                                                             $2,484        $2,492
                                                             ======        ======



          SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                            U.S. INDUSTRIES, INC.
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           (IN MILLIONS-UNAUDITED)


                                                                        THREE MONTHS ENDED
                                                                           DECEMBER 31,
                                                                          2000     1999
                                                                          ----     ----
OPERATING ACTIVITIES:
  Income (loss) from continuing operations                               $  (2)   $  20
  Adjustments to reconcile income (loss) from continuing operations to net cash used in operating activities of continuing operations:
      Depreciation and amortization                                         25       29
      Provision for doubtful accounts                                        1        1
      Gain on sale of excess real estate                                  --         (3)
      Equity earnings in investee                                           (1)    --
    Changes in operating assets and liabilities,
      excluding the effects of acquisitions and dispositions               (33)     (78)
                                                                         -----    -----
NET CASH USED IN OPERATING ACTIVITIES OF
  CONTINUING OPERATIONS                                                    (10)     (31)
                                                                         -----    -----

Loss from discontinued operations                                           (2)    --
                                                                         -----    -----

NET CASH USED IN DISCONTINUED OPERATIONS                                    (2)    --
                                                                         -----    -----

NET CASH USED IN OPERATING ACTIVITIES                                      (12)     (31)
                                                                         -----    -----

INVESTING ACTIVITIES:
  Proceeds from sale of businesses                                           8       17
  Acquisition of companies, net of cash acquired                          --         (7)
  Purchases of property, plant and equipment                               (24)     (22)
  Proceeds from sale of excess real estate                                   3        6
  Other investing activities                                              --         (1)
                                                                         -----    -----

NET CASH USED IN INVESTING ACTIVITIES                                      (13)      (7)
                                                                         -----    -----

FINANCING ACTIVITIES:
  Proceeds from long-term debt                                             827      619
  Repayment of long-term debt                                             (760)    (571)
  Repayment of notes payable, net                                          (21)    --
  Payment of collateral on equity instrument contract                      (18)    --
  Purchase of treasury stock                                              --        (15)
  Payment of dividends                                                      (4)      (4)
                                                                         -----    -----

NET CASH PROVIDED BY FINANCING ACTIVITIES                                   24       29

Effect of exchange rate changes on cash and cash equivalents                 3       (7)
                                                                         -----    -----

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             2      (16)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            25       58
                                                                         -----    -----
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $  27    $  42
                                                                         =====    =====



          SEE NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.

                              U.S. INDUSTRIES, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 1-BASIS OF PRESENTATION

      U.S. Industries, Inc. ("USI" and, together with its subsidiaries, the "Company") manufactures and distributes a broad range of consumer and industrial products through three operating divisions: Bath and Plumbing Products, Lighting Corporation of America and Hardware and Tools. The Company completed the disposition of a majority equity interest in its Diversified segment, by means of two separate transactions, on March 24, 2000. Subsequent to March 24, 2000, the Company accounts for its retained interest in its Diversified segment under the equity method of accounting.

      The Company has been pursuing a spin-off of its Lighting Corporation of America business segment and industrial tools business ("LCA Group"). The lighting businesses include Columbia Lighting, Inc.; Dual-Lite, Inc.; Prescolite, Inc.; Kim Lighting, Inc.; Architectural Area Lighting, Inc.; Spaulding Lighting, Inc.; Progress Lighting, Inc.; and SiTeco Holdings GmbH. The industrial tools business include Spear & Jackson plc and Bowers Group plc, both of which are currently included in the Hardware and Tools segment. These entities had combined revenue for the three months ended December 31, 2000 and 1999 of $216 million and $225 million, respectively, and operating income for those periods of $8 million and $11 million, respectively. The LCA Group Registration Statement on Form 10 was declared effective by the Securities and Exchange Commission on January 3, 2001. On December 21, 2000, the Company announced that the Board of Directors had declared a dividend of all of the outstanding shares of LCA Group to USI shareholders. If paid, the dividend will be in the form of one share of LCA Group for each ten shares of USI held by shareholders of record as of the record date for the spin-off. The dividend is expected to be tax-free to USI and its shareholders. Payment of the dividend is conditioned upon completion of new financing arrangements for LCA Group and USI. On January 25, 2001, the Company announced that the spin-off of LCA Group would be delayed. Although the spin-off will not be completed within the time period contemplated by the previously announced record date, the Company is continuing to pursue the spin-off, completion of which is subject to satisfaction of the spin-off conditions, further review by the Board of Directors and the setting of a new record date. Accordingly, LCA Group is presented as continuing operations in these financial statement.

      The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information,
Article 10 of Regulation S-X and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The interim financial data for the three months ended December 31, 2000 and 1999 are unaudited and, in the opinion of management, reflect all necessary adjustments for a fair presentation of the financial position and results of operations for the interim periods on a consistent basis. Such adjustments were of a normal and recurring nature. The results of operations for the three month period ended December 31, 2000 are not necessarily indicative of those for the full fiscal year ending September 30, 2001. For further information, refer to the Consolidated Financial Statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2000.

      The Company's fiscal year ends on the Saturday nearest to September 30. All three month data contained in this report reflect results of operations for the 13-week periods ended on the Saturday closest to December 31, 2000 and 1999, respectively, but are presented as of December 31 for convenience.

NOTE 2-INVENTORIES

Inventories consist of the following:


                                                (IN MILLIONS)
                                         DECEMBER 31,    SEPTEMBER 30,
                                           2000              2000
                                           ----              ----
                                              (UNAUDITED)

Finished products                         $ 291              $ 248
Work-in process                              69                 78
Raw materials                               173                168
                                          -----              -----
                                          $ 533              $ 494
                                          =====              =====

                              U.S. INDUSTRIES, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

NOTE 3-LONG-TERM DEBT

      Long-term debt consists of the following:


                                                           (IN MILLIONS)
                                                    DECEMBER 31, SEPTEMBER 30,
                                                      2000          2000
                                                      ----          ----
                                                    (UNAUDITED)
      7.125% Senior Notes, net                        $   248    $   248
      7.25% Senior Notes, net                             123        123
      Revolving credit facility, US dollar                255        238
      Revolving credit facility, foreign currencies       239        239
      Commercial paper                                     44         97
      364-day credit facility                             120       --
      Other short-term borrowings                          52         62
      Other long-term debt                                 17         19
                                                      -------    -------
                                                        1,098      1,026
      Less current maturities                            (715)      (141)
                                                      -------    -------

      Long-term debt                                  $   383    $   885
                                                      =======    =======


      The 7.25% Notes and the 7.125% Notes (collectively, the "Notes"), along with the Credit Agreement and Credit Facility described below, are joint and several obligations of the Company, USI Global Corp. ("USI Global") and USI American Holdings, Inc. ("USIAH"), and are guaranteed by USI Atlantic Corp. ("USI Atlantic") (see Note 12). USI Global and USI Atlantic are wholly-owned subsidiaries of USI. USIAH is a wholly-owned subsidiary of USI Atlantic. The Notes place restrictions on liens and subsidiary indebtedness and include cross default provisions.

      The Company has a five year revolving line of credit providing for borrowings in both US dollars and foreign currency which had original availability of $750 million (the "Credit Agreement") that terminates on December 12, 2001. Accordingly, the Company has classified these borrowings as current maturities. The Credit Agreement was permanently reduced by $100 million on December 12, 1999 and $150 million on December 12, 2000. As of December 31, 2000, the Company had $6 million available under this revolving line of credit.

      During fiscal 1999, the Company commenced a $300 million commercial paper program, of which $44 million was outstanding at December 31, 2000. The commercial paper is supported by a $300 million 364-day credit facility (the "Credit Facility"). This Credit Facility was renewed in October 2000 and the new termination date is October 26, 2001. At December 31, 2000, the Company had $136 million available under this 364-day facility.

      At December 31, 2000, the Company had unused availability of approximately $171 million, including approximately $142 million of committed availability under its Credit Agreement and Credit Facility and $29 million under uncommitted lines of credit. At December 31, 2000, the Company had $51 million outstanding on its uncommitted lines of credit. In January 2001, the Company's uncommitted lines of credit, which amounted to $80 million, were terminated. As such, the Company utilized the availability under its committed facilities to repay the $51 million that was outstanding on the uncommitted lines of credit at December 31, 2000.

       The Credit Agreement and the Credit Facility (together the "Revolving Facilities") contain certain covenants that require the Company to comply with a maximum ratio of funded debt to capital and a consolidated leverage ratio. As of December 31, 2000 the Company was not in compliance with the consolidated leverage ratio. As such, the Company obtained a waiver and amendment to the Revolving Facilities on February 16, 2001. The amended Revolving Facilities contain revised ratios of funded debt to capital and consolidated leverage that the Company expects to be in compliance through the terms of the Revolving Facilities. As a result of the amendment to the Revolving Facilities, the Company paid a fee to the lenders under the Revolving Facilities of approximately $1 million and increased the spreads over London Interbank Offer Rate ("LIBOR") from 22.5 basis points to 175 basis points and the facility fee per annum on the entire facility from 10 basis points to 50 basis points. In addition, although the Revolving Facilities were previously unsecured, with the amendment, the lenders of the Revolving Facilities will become secured on April 30, 2001. As a result of having the Revolving Facilities secured, the Company's long-term notes will become secured on an equal and ratable basis with such Revolving Facilities.

                            U.S. INDUSTRIES, INC.
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                              DECEMBER 31, 2000


NOTE 4-COMMITMENTS AND CONTINGENCIES

      The Company is subject to a wide range of environmental protection laws. The Company has remedial and investigatory activities underway at approximately 42 sites, of which, the Company has been named as a Potentially Responsible Party ("PRP") at 13 "superfund" sites pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 or comparable statutes.

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

      At December 31, 2000, the Company had accrued approximately $11 million ($3 million accrued as current liabilities; $8 million as non-current liabilities) for known environmental related matters. The Company believes that the range of liability for such matters is between $3 million and $13 million.

      Also, certain of the Company's subsidiaries are defendants or plaintiffs in other lawsuits that have arisen in the normal course of business. While certain of these matters involve substantial amounts, it is management's opinion, based on the advice of counsel, that the ultimate resolution of such litigation will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

      During October 1999, the Company entered into equity instrument contracts that related to approximately 2.8 million shares of the Company's common stock. In accordance with the consensus reached by the EITF in Issue 00-19 "Determination of Whether Share Settlement is within the Control of the Company for Purposes of Applying Issue No. 96-13, `Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock' ", the Company has recorded temporary equity of $43 million with an offset to paid in capital, representing the approximate cash settlement amount of these contracts at December 31, 2000. As of December 31, 2000, the Company had made collateral payments of approximately $20 million, which are recorded in the balance sheet caption "Other current assets". These contracts were settled for an additional $23 million in cash in January 2001 under the Company's authorized share repurchase programs.

      As part of the March 2000 sale of Rexair, Inc. ("Rexair"), the Company guaranteed Rexair's new $200 million credit facility (the "Rexair Facility") that matures on March 24, 2005. However, Rexair is primarily responsible for the repayment of indebtedness under the Rexair Facility. The Rexair Facility provides that all Rexair free cash flow, as defined, must be used to repay the outstanding balance of the Rexair Facility. In connection with the granting of security interests referred to in Note 3, the guarantee of the Rexair Facility will also become equally and ratably secured. The guarantee includes cross default provisions. At December 31, 2000, the outstanding balance on the Rexair Facility was approximately $176 million. As a result of the Rexair transaction, the Company recorded a deferred gain, which will be deferred until the release of the guarantee of the Rexair Facility. The Company's 25% share of the net liabilities of Rexair and the deferred gain totaling $82 million are included in the balance sheet caption "Other liabilities".

NOTE 5-SEGMENT DATA

      The results of the Diversified segment are included until the March 24, 2000 disposal date, after which the Company's proportionate share of earnings from the Diversified segment is recorded as equity earnings under the equity method of accounting. The results of all operations classified as discontinued are excluded from the table below for all periods presented and are discussed separately under Disposition of Businesses and Discontinued Operations.

                              U.S. INDUSTRIES, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

NOTE 5-SEGMENT DATA (CONTINUED)

      The following table presents information about the Company by segment.


                                                                          (IN MILLIONS-UNAUDITED)
                                                                  FOR THE THREE MONTHS ENDED DECEMBER 31,
                                                              -----------------------------------------------
                                                                2000        1999         2000        1999
                                                              ----------  ----------   ---------   ----------
                                                                                              OPERATING
                                                                     NET SALES               INCOME (LOSS)
                                                              ----------------------   ----------------------
Business Segments:
  Bath and Plumbing Products (1)                                  $ 269       $ 302        $ 17         $ 25
  Hardware and Tools (2)                                             82          91          (7)           4
  Lighting Corporation of America (3)                               190         196           9            9
  Diversified                                                         -         202           -           19
                                                              ----------  ----------   ---------   ----------

    Totals                                                        $ 541       $ 791          19           57
                                                              ==========  ==========

Corporate expenses                                                                           (5)          (4)
                                                                                       ---------   ----------

    Total Operating Income                                                                   14           53
Interest expense                                                                            (20)         (23)
Interest income                                                                               7            1
Equity earnings in investee                                                                   1            -
Other income (expense), net                                                                  (6)           1
                                                                                       ---------   ----------

Income (loss) before income taxes                                                            (4)          32
Benefit (provision) for income taxes                                                          2          (12)
                                                                                       ---------   ----------

Income (loss) from continuing operations                                                   $ (2)        $ 20
                                                                                       =========   ==========


(1) Operating income for the three months ended December 31, 2000 includes $5 million of charges related to accelerated depreciation and operating losses associated with the discontinuance of non-profitable lines of business.

(2) Operating income for the three months ended December 31, 2000 includes $4 million of restructuring and other related charges associated with the start-up of a new master distribution center.

(3) Operating income for the three months ended December 31, 2000 includes $1 million of charges related to product sourcing initiatives.

NOTE 6-COMPREHENSIVE INCOME

      The components of the Company's comprehensive income were as follows:


                                                         (IN MILLIONS - UNAUDITED)
                                                            THREE MONTHS ENDED
                                                               DECEMBER 31,
                                                           2000          1999
                                                           ----          ----

Net income (loss)                                             $ (4)         $ 20
Foreign currency translation adjustment
  arising during the period                                      2            (5)
Reclassification adjustment for translation
  realized in net loss                                           1             -
Derivative Instruments and Hedging
  Activities                                                     1             -
                                                         ----------    ----------

Comprehensive income                                           $ -          $ 15
                                                         ==========    ==========

                              U.S. INDUSTRIES, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

NOTE 7-EARNINGS PER SHARE

      The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share calculation:


                                                (IN MILLIONS EXCEPT PER SHARE DATA)
                                                             (UNAUDITED)
                                                     INCOME
                                                      FROM
                                                    CONTINUING         PER SHARE
                                                    OPERATIONS SHARES   AMOUNT
                                                    ------------------------------

                                                       FOR THE THREE MONTHS ENDED
                                                            DECEMBER 31, 1999
                                                       --------------------------

Earnings per basic share                               $ 20      85.0     $ 0.23
Effect of dilutive securities
   Stock options                                                  0.5
   Nonvested restricted stock                                     1.1
                                                       -----     -----    ------
Earnings per diluted share                             $ 20      86.6     $ 0.23
                                                       =====     =====    ======


      Diluted earnings per share data for the three months ended December 31, 2000, is not presented as the result would have been anti-dilutive since the Company recorded loss from continuing operations for the period. The weighted average shares used to calculate the basic loss per share for the three months ended December 31, 2000 was 76.0 million.

      Diluted common shares include shares that would be outstanding assuming the fulfillment of conditions that would remove the restriction on nonvested shares and the exercise of stock options. Options to purchase approximately
6.4 million shares in the three months ended December 31, 2000 were not included in the computation of diluted earnings per share as the result would have been anti-dilutive. Options to purchase approximately 3.1 million shares in the three months ended December 31, 1999 were not included in the computation of diluted earnings per share because the options' exercise prices exceeded the average market price of the common shares for those periods.

NOTE 8- GOODWILL IMPAIRMENT AND RESTRUCTURING CHARGES

      In the first quarter of fiscal 2001, the Company incurred restructuring charges of $2 million in the Hardware and Tools segment primarily related to the closure of an existing distribution center in anticipation of operating a new master distribution center. The charge related to severance costs for the termination of approximately 118 employees. In addition, the Company incurred approximately $2 million in start-up costs associated with the new master distribution center.

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

      In September 2000, the Company wrote down the net assets of its European HVAC operation by recording a charge of $42 million, comprised of $24 million of goodwill impairment and $18 million of fixed asset impairments. In addition, the Company also incurred $4 million in inventory related charges. The European HVAC operation was subsequently sold in November 2000 for approximately $8 million, which represented its approximate book value.

      In September 2000, the Company announced that it was exiting its Valley line of faucets, the Eastman line of connectors and its Sanitary Dash line of under the sink pipes. Accordingly, the Company recorded severance and commitment costs of $4 million and a goodwill impairment charge of $1 million. In addition, the Company also recorded inventory charges of $16 million as a result of the discontinuance of the three product lines. The restructuring plan includes the closure of two manufacturing facilities in Abilene and Plano, Texas and the termination of approximately 335 employees. The Company anticipates selling its current inventory and will complete its remaining

                              U.S. INDUSTRIES, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

NOTE 8- GOODWILL IMPAIRMENT AND RESTRUCTURING CHARGES  (CONTINUED)

in-process inventory during the second quarter of fiscal 2001. Accordingly, the Company recorded accelerated depreciation in the first quarter of fiscal 2001 of approximately $4 million and anticipates additional accelerated depreciation of approximately $1 million in the second quarter of fiscal 2001 related to the revised useful lives of fixed assets. Upon completion, all remaining machinery and equipment will be disposed of and the vacated facilities will be sold.

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

      The accrued liabilities relating to the cash restructuring charges are detailed as follows:


                                                (IN MILLIONS - UNAUDITED)
                                         LEASE AND
                                         CONTRACT     SEVERANCE
                                          RELATED     AND RELATED    TOTAL
                                           COSTS        COSTS        COSTS
                                         ----------   ----------   ----------
Balance at September 30, 2000                 $ 10          $ 5         $ 15
Cash payments                                   (1)           -           (1)
Reserve of divested company                      -           (3)          (3)
Fiscal 2001 charges                              -            2            2
                                         ----------   ----------   ----------
Balance at December 31, 2000                   $ 9          $ 4         $ 13
                                         ==========   ==========   ==========

      Approximately $7 million of the reserve is included in the balance sheet caption "accrued expenses and other liabilities", while the remaining $6 million is recorded in the balance sheet caption "other liabilities".

      The Company expects the remaining cash charges of $13 million to be paid by the respective lease termination dates not to exceed seven years and over the periods provided by the severance agreements expected to be paid within two years.

NOTE 9- DISPOSITION OF BUSINESSES AND DISCONTINUED OPERATIONS

DISPOSITION OF BUSINESSES

      In November 2000, the Company sold its European HVAC business. The cash consideration received for this business totaled $8 million, which approximated its carrying value. The results of the European HVAC business are included in the Bath and Plumbing Products segment until the date of disposal.

                              U.S. INDUSTRIES, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

NOTE 9- DISPOSITION OF BUSINESSES AND DISCONTINUED OPERATIONS (CONTINUED)

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

DISCONTINUED OPERATIONS

      For the three months ended December 31, 2000, the Company recorded a loss from discontinued operations of $2 million mainly attributable to the settlement of certain claims surrounding the previously disposed Power Systems businesses.

NOTE 10 - RECENT PRONOUNCEMENTS

      Effective October 1, 2000, the Company adopted Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The Company uses several types of derivative financial instruments including interest rate swaps, forward contracts and debt denominated in a foreign currency to hedge its exposure to volatility in interest rates and currency exchange rates. In accordance with its risk management policies, the Company formally documents its hedge relationships, including identification of the hedging instrument and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. The Company also formally assesses, both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. If a derivative ceases to be a highly effective hedge, the Company discontinues hedge accounting. The Company does not enter into derivative instruments for speculation or trading purposes.

Interest Rate Swap

      The Company's borrowing activities give rise to interest rate exposure that impacts its earnings and the economic value of its debt portfolio. The Company hedged a portion of its variable-rate debt by entering into an interest rate swap in which the Company agrees to exchange, at specified intervals, the calculated difference between fixed and variable interest on $200 million of our debt. This swap, which has a fair value of less than $1 million, was designated as a cash flow hedge of the underlying variable-rate interest payments and was recorded as a current asset in our Balance Sheet. Since an assessment of the hedging relationship revealed no ineffectiveness, the entire unrealized gain, net of tax, was recorded in Accumulated Other Comprehensive Income (OCI) within Stockholders' Equity. When the hedged cash flow is realized as interest expense, the related gain in OCI will be recorded as a reduction of that interest expense. Amounts in OCI are expected to be reclassified into earnings within the next twelve months.

Forward Exchange

      The Company manufactures and sells its products in a number of countries throughout the world and, as a result, is exposed to movements in foreign currency exchange rates. It also enters into foreign currency denominated inter-company debt. The primary purpose of the Company's foreign currency hedging activities is to manage the volatility associated with foreign currency payments to related entities or to vendors for purchases of materials and with foreign currency collections from customers in the normal course of business. The Company primarily utilizes forward exchange contracts with maturities of less than twelve months, which qualify as foreign currency hedges. These hedges are intended to offset the effect of transaction gains and losses, which arise when payments or collections in a foreign currency are made or received one to three months after the asset or liability is generated. The fair value of these instruments at December 31, 2000 was a $1 million current asset. Since an assessment of these hedges revealed no ineffectiveness, gains and losses on these instruments are deferred in accumulated other comprehensive income (OCI), net of tax, until the underlying transaction gain or loss is recognized in earnings. Amounts in OCI are expected to be reclassified into earnings within the next twelve months.

                              U.S. INDUSTRIES, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000


NOTE 10 - RECENT PRONOUNCEMENTS (CONTINUED)

Foreign Currency Denominated Debt (Net Investment Hedging)

      The Company is exposed to foreign currency risk when the financial statements of its non-U.S. dollar subsidiaries are translated into the Company's functional currency. In order to hedge its net investment position in select subsidiaries, the Company has entered into foreign currency denominated debt. Since an assessment of these hedges revealed no ineffectiveness, all of the transaction gains and losses associated with this debt are reflected in cumulative translation adjustment within stockholders' equity.

NOTE 11 - SUBSEQUENT EVENTS

      On February 13, 2001, the Company established a $30 million facility associated with accounts receivable and received proceeds under the facility of $29 million.

NOTE 12-SUPPLEMENTAL JOINT ISSUER AND GUARANTOR FINANCIAL INFORMATION

      The following represents the supplemental consolidating condensed financial statements of USI, USI Global and USIAH which are the jointly obligated issuers of the Notes, and USI Atlantic, which is the guarantor of the Notes, and their non-guarantor subsidiaries, as of December 31, 2000 and September 30, 2000 and for the three months ended December 31, 2000 and 1999. Separate consolidated financial statements of USI, USI Global, USI Atlantic and USIAH are not presented, as management has determined that they would not be material to investors.


                                                                        (IN MILLIONS - UNAUDITED)
                                                              FOR THE THREE MONTHS ENDED DECEMBER 31, 2000
                                               ------------------------------------------------------------------------------------
                                                             USI        USI                NONGUARANTOR
                                                   USI     GLOBAL     ATLANTIC     USIAH   SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                   ---     ------     --------     -----   ------------  ------------  ------------
Net Sales                                      $     -   $       -   $      -   $       -   $     541   $       -       $     541
Operating costs and expenses:
Cost of products sold                                -           -          -           -         371           -             371
Selling, general and administrative expenses         5           -          -           -         149           -             154
Restructuring charges                                -           -          -           -           2           -               2
                                               --------  ----------  ---------  ----------  ----------  ----------      ----------

Operating income (loss)                             (5)          -          -           -          19           -              14

Interest expense                                   (10)         (9)         -           -          (1)          -             (20)
Interest income                                      6           -          -           -           1           -               7
Intercompany interest income (expense), net         (4)         12          -           -          (8)          -               -
Other income (expense), net                         (5)          2          -           -          (3)          -              (6)
Other intercompany income (expense)                  -         (15)         -          15           -           -               -
Equity in earnings of investees, net                 7           2          9           -           -         (17)              1
                                               --------  ----------  ---------  ----------  ----------  ----------      ----------

Income (loss) before income taxes and
discontinued operations                            (11)         (8)         9          15           8         (17)             (4)

Benefit (provision) for income taxes                 7           4          -          (6)         (3)          -               2
                                               --------  ----------  ---------  ----------  ----------  ----------      ----------

Income (loss) from continuing operations            (4)         (4)         9           9           5         (17)             (2)
Loss from discontinued operation,
net of tax benefit                                   -           -          -           -          (2)          -              (2)
                                               --------  ----------  ---------  ----------  ----------  ----------      ----------

Net income (loss)                              $    (4)  $      (4)  $      9   $       9   $       3   $     (17)      $      (4)
                                               ========  ==========  =========  ==========  ==========  ==========      ==========


                              U.S. INDUSTRIES, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

NOTE 12-SUPPLEMENTAL JOINT ISSUER AND GUARANTOR FINANCIAL INFORMATION
(CONTINUED)


                                                                               (IN MILLIONS - UNAUDITED)
                                                                FOR THE THREE MONTHS ENDED DECEMBER 31, 1999
                                               -------------------------------------------------------------------------------------
                                                             USI      USI                  NONGUARANTOR
                                                 USI       GLOBAL   ATLANTIC     USIAH     SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                                 ---       ------   --------     -----     ------------  ------------  ------------
Net Sales                                      $      -   $     -   $      -   $       -   $     791        $       -   $     791
Operating costs and expenses:
  Cost of products sold                               -         -          -           -         546                -         546
  Selling, general and administrative expenses        4         -          -           -         188                -         192
                                               ---------  --------  ---------  ----------  ----------       ----------  ----------
Operating income (loss)                              (4)        -          -           -          57                -          53

Interest expense                                    (10)      (11)         -           -          (2)               -         (23)
Interest income                                       -         -          -           -           1                -           1
Intercompany interest income (expense), net           3        17          -           -         (20)               -           -
Other income (expense), net                           -         -          -           -           1                -           1
Other intercompany income (expense)                   -       (15)         -          15           -                -           -
Equity in earnings of investees, net                 27        13          9           -           -              (49)          -
                                               ---------  --------  ---------  ----------  ----------       ----------  ----------
Income before income taxes                           16         4          9          15          37              (49)         32

Benefit (provision) for income taxes                  4         4          -          (6)        (14)               -         (12)
                                               ---------  --------  ---------  ----------  ----------       ----------  ----------

Net income (loss)                              $     20   $     8   $      9   $       9   $      23        $     (49)  $      20
                                               =========  ========  =========  ==========  ==========       ==========  ==========

                              U.S. INDUSTRIES, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000


NOTE 12-SUPPLEMENTAL JOINT ISSUER AND GUARANTOR FINANCIAL INFORMATION
(CONTINUED)


                                                                          (IN MILLIONS - UNAUDITED)
                                                                            AT DECEMBER 31, 2000
                                              --------------------------------------------------------------------------------------
                                                         USI            USI              NONGUARANTOR
                                                USI     GLOBAL       ATLANTIC    USIAH   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                                ---     ------       --------    -----   ------------   ------------    ------------
ASSETS
Current assets:
Cash and cash equivalents                     $     -  $      -  $           -  $    -   $          27     $     -        $   27
Trade receivables, net                              -         -              -       -             447           -           447
Inventories                                         -         -              -       -             533           -           533
Deferred income taxes                              61         -              -       -               1           -            62
Other current assets                               32         -              -       -              32           -            64
                                              -------- --------- -------------- -------  --------------    --------       -------
Total current assets                               93         -              -       -           1,040           -         1,133

Property, plant and equipment, net                  -         -              -       -             429           -           429
Other assets                                      181         -              -     908             202        (908)          383
Goodwill, net                                       -         -              -       -             539           -           539
Deferred income taxes                              (3)        -              -       -               3           -             -
Investments in subsidiaries                     1,924     1,427            999       -               -      (4,350)            -
Intercompany receivable (payable), net           (789)      574             33      91              91           -             -
                                              -------- --------- -------------- -------  --------------    --------       -------
Total assets                                  $ 1,406  $  2,001  $       1,032  $  999   $       2,304     $(5,258)       $2,484
                                              ======== ========= ============== =======  ==============    ========       =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable                                     $ -       $ -            $ -     $ -             $ 9         $ -           $ 9
Current maturities of long-term debt              265       444              -       -               6           -           715
Trade accounts payable                              -         -              -       -             166           -           166
Accrued expenses and other liabilities             26         3              -       -             170           -           199
Income taxes payable                               (7)        -              -       -               7           -             -
                                              -------- --------- -------------- -------  --------------    --------       -------
Total current liabilities                         284       447              -       -             358           -         1,089

Long-term debt                                    249       124              -       -              10           -           383
Deferred income taxes                               3         -              -       -               7           -            10
Other liabilities                                 114         -              -       -             132           -           246
                                              -------- --------- -------------- -------  --------------    --------       -------
Total liabilities                                 650       571              -       -             507           -         1,728
Commitments and contingencies
Temporary equity                                   43         -              -       -               -           -            43

Stockholders' equity                              713     1,430          1,032     999           1,797      (5,258)          713
                                              -------- --------- -------------- -------  --------------    --------       -------

  Total liabilities and stockholders' equity  $ 1,406   $ 2,001        $ 1,032   $ 999         $ 2,304     $(5,258)       $2,484
                                              ======== ========= ============== =======  ==============    ========       =======


                              U.S. INDUSTRIES, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000


NOTE 12-SUPPLEMENTAL JOINT ISSUER AND GUARANTOR FINANCIAL INFORMATION
(CONTINUED)


                                                                                      (IN MILLIONS)
                                                                                  AT SEPTEMBER 30, 2000
                                               -------------------------------------------------------------------------------------
                                                            USI          USI              NONGUARANTOR
                                                USI       GLOBAL       ATLANTIC  USIAH    SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                ---       ------       --------  -----    ------------   ------------  ------------
ASSETS
Current assets:
Cash and cash equivalents                      $      -   $       -  $       -  $   -    $         25   $          -   $          25
Trade receivables, net                                -           -          -      -             517              -             517
Inventories                                           -           -          -      -             494              -             494
Deferred income taxes                                61           -          -      -               1              -              62
Other current assets                                 15           -          -      -              30              -              45
                                               --------   ---------  ---------- ------   -------------  -------------  -------------

Total current assets                                 76           -          -      -           1,067              -           1,143

Property, plant and equipment, net                    -           -          -      -             420              -             420
Deferred income taxes                                (1)          -          -      -               1              -               -
Other assets                                        185           -          -    908             203           (908)            388
Goodwill, net                                         -           -          -      -             541              -             541
Investments in subsidiaries                       1,217       1,299        984      -               -         (3,500)              -
Intercompany receivable (payable), net              (98)         85         32     76             (95)             -               -
                                               --------   ---------  ---------- ------   -------------  -------------  -------------

Total assets                                   $  1,379   $   1,384  $   1,016  $ 984    $      2,137   $     (4,408)  $       2,492
                                               ========   =========  ========== ======   =============  =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable                                  $      -   $       -  $       -  $   -    $         29   $          -   $          29
Current maturities of long-term debt                158           -          -      -             (17)             -             141
Trade accounts payable                                -           -          -      -             196              -             196
Accrued expenses and other liabilities               29           5          -      -             188              -             222
Income taxes payable                                  7           -          -      -               2              -               9
                                               --------   ---------  ---------- ------   -------------  -------------  -------------

Total current liabilities                           194           5          -      -             398              -             597

Long-term debt                                      307         543          -      -              35              -             885
Deferred income taxes                                 6           -          -      -               4              -              10
Other liabilities                                   118           -          -      -             128              -             246
                                               --------   ---------  ---------- ------   -------------  -------------  -------------

Total liabilities                                   625         548          -      -             565              -           1,738
Commitments and contingencies
Stockholders' equity                                754         836      1,016    984           1,572         (4,408)            754
                                               --------   ---------  ---------- ------   -------------  -------------  -------------

Total liabilities and stockholders' equity     $  1,379   $   1,384  $    1,016 $  984   $      2,137   $     (4,408)  $       2,492
                                               ========   =========  ========== ======   =============  =============  =============

                              U.S. INDUSTRIES, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

NOTE 12-SUPPLEMENTAL JOINT ISSUER AND GUARANTOR FINANCIAL INFORMATION
(CONTINUED)


                                                                            (IN MILLIONS - UNAUDITED)
                                                                  FOR THE THREE MONTHS ENDED DECEMBER 31, 2000
                                                     ---------------------------------------------------------------------------
                                                            USI       USI             NONGUARANTOR
                                                    USI    GLOBAL  ATLANTIC   USIAH   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                    ---    ------  --------   -----   ------------   ------------   ------------
NET CASH USED IN OPERATING ACTIVITIES              $ (26)   $  (6)   $--       $--       $  20           $--            $ (12)

INVESTING ACTIVITIES:
Proceeds from sale of businesses                       8     --       --        --        --              --                8
Purchases of property, plant and equipment          --       --       --        --         (24)           --              (24)
Proceeds from sale of excess real estate            --       --       --        --           3            --                3
Net transfers with subsidiaries                       (9)     (17)    --        --        --                26           --
                                                   -----    -----    ---       ---       -----           -----          -----
NET CASH USED IN INVESTING ACTIVITIES                 (1)     (17)    --        --         (21)             26            (13)

FINANCING ACTIVITIES:
Proceeds from long-term debt                         807       20     --        --        --              --              827
Repayment of long-term debt                         (758)    --       --        --          (2)           --             (760)
Repayment of notes payable, net                     --       --       --        --         (21)           --              (21)
Payment of collateral on equity
  instrument contract                                (18)    --       --        --        --              --              (18)
Payment of dividends                                  (4)    --       --        --        --              --               (4)
Net transfers with parent                           --          9     --        --          17             (26)          --
                                                   -----    -----    ---       ---       -----           -----          -----
NET CASH PROVIDED BY (USED IN) FINANCING
ACTIVITIES                                            27       29     --        --          (6)            (26)            24

Effect of exchange rate changes on cash and cash
equivalents                                         --         (6)    --        --           9            --                3
                                                   -----    -----    ---       ---       -----           -----          -----

INCREASE IN CASH AND CASH
EQUIVALENTS                                         --       --       --        --           2            --                2

Cash and cash equivalents at beginning of period    --       --       --        --          25            --               25
                                                   -----    -----    ---       ---       -----           -----          -----

CASH AND CASH EQUIVALENTS AT END OF
PERIOD                                             $--      $--      $--       $--       $  27           $--            $  27
                                                   =====    =====    ===       ===       =====           =====          =====


                              U.S. INDUSTRIES, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 2000

NOTE 12-SUPPLEMENTAL JOINT ISSUER AND GUARANTOR FINANCIAL INFORMATION
(CONTINUED)


                                                                        (IN MILLIONS - UNAUDITED)
                                                              FOR THE THREE MONTHS ENDED DECEMBER 31, 1999
                                                   -------------------------------------------------------------------------
                                                            USI      USI             NONGUARANTOR
                                                   USI     GLOBAL  ATLANTIC   USIAH   SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                                   ---     ------  --------   -----   ------------   ------------  ------------

NET CASH USED IN OPERATING                         $  (2)   $  (6)   $--      $--         $ (23)         $--            $ (31)
ACTIVITIES

INVESTING ACTIVITIES:
Proceeds from sale of businesses                    --       --       --       --            17           --               17
Acquisition of companies, net of cash acquired      --       --       --       --            (7)          --               (7)
Purchases of property, plant and equipment          --       --       --       --           (22)          --              (22)
Proceeds from sale of excess real estate            --       --       --       --             6           --                6
Net transfers with subsidiaries                      (36)     (30)    --       --          --               66           --
Other investing activities                          --       --       --       --            (1)          --               (1)
                                                   -----    -----    ---      ---         -----          -----          -----
NET CASH USED IN INVESTING
ACTIVITIES                                           (36)     (30)    --       --            (7)            66             (7)

FINANCING ACTIVITIES:
Proceeds from long-term debt                         619     --       --       --          --             --              619
Repayment of long-term debt                         (562)    --       --       --            (9)          --             (571)
Purchase of treasury stock                           (15)    --       --       --          --             --              (15)
Payment of dividends                                  (4)    --       --       --          --             --               (4)
Net transfers with parent                           --         36     --       --            30            (66)          --
                                                   -----    -----    ---      ---         -----          -----          -----
NET CASH PROVIDED BY FINANCING
ACTIVITIES                                            38       36     --       --            21            (66)            29

Effect of exchange rate changes on cash and cash
equivalents                                         --       --       --       --            (7)          --               (7)
                                                   -----    -----    ---      ---         -----          -----          -----

DECREASE IN CASH AND CASH
EQUIVALENTS                                         --       --       --       --           (16)          --              (16)

Cash and cash equivalents at beginning of period    --       --       --       --            58           --               58
                                                   -----    -----    ---      ---         -----          -----          -----

CASH AND CASH EQUIVALENTS AT END OF
PERIOD                                             $--      $--      $--      $--         $  42          $--            $  42
                                                   =====    =====    ===      ===         =====          =====          =====


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      As of December 31, 2000, the Company's operations are grouped into three segments: Bath and Plumbing Products, Hardware and Tools and Lighting Corporation of America. The Company completed the disposition of a majority interest in the Diversified segment on March 24, 2000. The results of all operations classified as discontinued are excluded from the table below for all periods presented and are discussed separately under Discontinued Operations.

RESULTS OF OPERATIONS


                                   (IN MILLIONS-UNAUDITED)
                                     THREE MONTHS ENDED
                                         DECEMBER 31,
                                        2000     1999
                                        ----     -----

NET SALES
  Bath and Plumbing Products            $ 269    $ 302
  Hardware and Tools                       82       91
  Lighting Corporation of America         190      196
  Diversified                            --        202
                                        -----    -----

    TOTAL NET SALES                     $ 541    $ 791
                                        =====    =====

OPERATING INCOME (LOSS)
  Bath and Plumbing Products (1)        $  17    $  25
  Hardware and Tools (2)                   (7)       4
  Lighting Corporation of America (3)       9        9
  Diversified                            --         19
                                        -----    -----
                                           19       57
Corporate expenses                         (5)      (4)
                                        -----    -----

    TOTAL OPERATING INCOME              $  14    $  53
                                        =====    =====


(1) Operating income for the three months ended December 31, 2000 includes $5 million of charges related to accelerated depreciation and operating losses associated with the discontinuance of non-profitable lines of business.

(2) Operating income for the three months ended December 31, 2000 includes $4 million of restructuring and other related charges associated with the start-up of a new master distribution center.

(3) Operating income for the three months ended December 31, 2000 includes $1 million of charges related to product sourcing initiatives.


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

THREE MONTHS ENDED DECEMBER 31, 2000
COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1999

      The Company had sales of $541 million and operating income of $14 million for the quarter ended December 31, 2000, compared to sales of $791 million and operating income of $53 million for the same period in the prior year. Sales decreased $250 million (31.6%) and operating income decreased $39 million (73.6%) compared to the first quarter of fiscal 2000. Sales and operating income for the quarter ended December 31, 1999 include $202 million and $19 million, respectively, related to the Diversified businesses which were disposed of in March 2000. Also, included in operating income for the quarter ended December 31, 2000 are restructuring and other related charges of $10 million.
Excluding the Diversified results and these charges, sales and operating income for the quarter ended December 31, 2000 decreased $48 million (8.1%) and $10 million (29.4%), respectively, compared to the first quarter of fiscal 2000.

      Bath and Plumbing Products had sales of $269 million and operating income of $17 million for the quarter ended December 31, 2000, decreases of $33 million (10.9%) and $8 million (32.0%), respectively, from the first quarter of fiscal 2000. Included in operating income for the three months ended December 31, 2000, is accelerated depreciation and operating losses amounting to $5 million related to non-profitable lines of business at the US Brass operations which were discontinued in the fourth quarter of fiscal 2000. Excluding these charges, operating income for the three months ended December 31, 2000 would have been $22 million, a decrease of $3 million (12.0%) compared to the same period of fiscal 2000. The decrease in sales is primarily attributable to lost contribution from the disposals of the European HVAC and Fire protection businesses, weakness at Spring Ram and the North American HVAC business, and currency translation. Operating income decreased due to the lower sales at Spring Ram and the North American HVAC business, as well as currency translation at the European bath and spa business.

      Hardware and Tools had sales of $82 million and an operating loss of $7 million for the quarter ended December 31, 2000, decreases of $9 million (9.9%) and $11 million, respectively, from the first quarter of fiscal 2000. Included in operating income for the three months ended December 31, 2000, is $4 million of restructuring and other related charges associated with the start up of a new master distribution center. Excluding these charges, operating loss for the three months ended December 31, 2000 would have been $3 million, a decrease of $7 million compared to the same period of fiscal 2000. The decrease in sales is primarily attributable to lost contribution from the disposals of the ladder business, the timing of shipments of spring tools, and currency translation at the U.K. operations, partially offset by strong performance in the winter tool line. The decrease in operating income is due to the timing of shipments of spring tools, lower margins at Ames True Temper, and weakness at the U.K. operations, partially offset by the strong performance in the winter tool line.

      Lighting Corporation of America had sales of $190 million and operating income of $9 million for the quarter ended December 31, 2000, a decrease in sales of $6 million (3.1%) and flat operating income compared to the first quarter of fiscal 2000. Included in operating income for the three months ended December 31, 2000, is $1 million of charges related to product sourcing initiatives. Excluding these charges, operating income for the three months ended December 31, 2000 would have been $10 million, an increase of $1 million (11.1%) compared to the same period of fiscal 2000. The decline in sales is primarily attributable to lost contribution from the discontinuance of an unprofitable residential product line, weakness in the commercial and institutional indoor business, and currency translation at the European lighting business. The increase in operating income is primarily attributable to cost control initiatives, lower period costs, and improvement at the European lighting business, partially offset by the lower sales levels.

      A majority interest in the Diversified Operations was disposed of on March 24, 2000. The Company, for the quarter ended December 31, 2000, recorded equity earnings of $1 million with respect to its retained interest in the Diversified segment which is included in the statement of operations caption "Equity earnings in investee."

DISPOSITION OF BUSINESSES

      In November 2000, the Company sold its European HVAC business. The cash consideration received for this business totaled $8 million, which approximated its carrying value. The results of the European HVAC business are included in the Bath and Plumbing Products segment until the date of disposal.

      As part of the March 2000 sale of Rexair, Inc. ("Rexair"), the Company guaranteed Rexair's new $200 million credit facility (the "Rexair Facility") that matures on March 24, 2005. However, Rexair is primarily responsible for the repayment of indebtedness under the Rexair Facility. The Rexair Facility provides that all Rexair free cash flow, as defined, must be used to repay the outstanding balance of the Rexair Facility. In connection with the granting of security interests referred to in Note 3, the guarantee of the Rexair Facility will also become equally and ratably secured. The guarantee includes cross default provisions. At December 31, 2000, the outstanding balance on the Rexair Facility was approximately $176 million. As a result of the Rexair transaction, the Company recorded a deferred gain, which will be deferred until the release of the guarantee of the Rexair Facility. The Company's 25% share of the net liabilities of Rexair and the deferred gain totaling $82 million are included in the balance sheet caption
"Other liabilities".

      During the first quarter of fiscal 2000, the Company disposed of assets relating to its ladder operations and the infant and children footwear operation. The total proceeds of these separate transactions were $17 million, which approximated their carrying value. The company has retained certain product liabilities of the ladder operations. The results of the ladder operations and the infant and children footwear operations are included in the Hardware and Tools and Diversified segments, respectively, until the disposal date.

DISCONTINUED OPERATIONS

      For the three months ended December 31, 2000, the Company recorded a loss from discontinued operations of $2 million, mainly attributable to the settlement of certain claims surrounding the previously disposed Power
Systems businesses.

OTHER INCOME (EXPENSE), NET

      Other income (expense), net was an expense of $6 million for the three months ended December 31, 2000, compared to income of $1 million in the comparable period of fiscal 2000. The current year includes approximately $4 million of expenses related to the write-off of fees associated with the pending spin-off of the Lighting Corporation of America business segment and the industrial tools business, while the prior year included a $3 million gain on real estate sales.

INTEREST AND TAXES

      Interest expense was $20 million for the three months ended December 31, 2000, a $3 million (13.0%) decrease from the comparable period of fiscal 2000. The decrease is a result of lower debt levels due to the sale of the Diversified businesses. Interest income was $7 million for the quarter ended December 31, 2000, a $6 million increase from the comparable period of fiscal 2000. The increase in interest income is primarily due to interest earned on the 12.5% senior notes received on the disposition of the Diversified businesses.

      The benefit for income taxes on continuing operations was $2 million for the quarter ended December 31, 2000, on pre-tax loss of $4 million (an effective tax rate of approximately 39%) compared to a $12 million provision on pre-tax income of $32 million (an effective tax rate of approximately 38%) in the comparable period of fiscal 2000.

GOODWILL IMPAIRMENT AND RESTRUCTURING CHARGES

      In the first quarter of fiscal 2001, the Company incurred restructuring charges of $2 million in the Hardware and Tools segment primarily related to the closure of an existing distribution center in anticipation of operating a new master distribution center. The charge related to severance costs for the termination of approximately 118 employees. In addition, the Company incurred approximately $2 million in start-up costs associated with the new master distribution center.

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

      In September 2000, the Company wrote down the net assets of its European HVAC operation by recording a charge of $42 million, comprised of $24 million of goodwill impairment and $18 million of fixed asset impairments. In addition, the Company also incurred $4 million in inventory related charges. The European HVAC operation was subsequently sold in November 2000 for approximately $8 million, which represented its approximate book value.

      In September 2000, the Company announced that it was exiting its Valley line of faucets, the Eastman line of connectors and its Sanitary Dash line of under the sink pipes. Accordingly, the Company recorded severance and commitment costs of $4 million and a goodwill impairment charge of $1 million. In addition, the Company also recorded inventory charges of $16 million as a result of the discontinuance of the three product lines. The restructuring plan includes the closure of two manufacturing facilities in Abilene and Plano, Texas and the termination of approximately 335 employees. The Company anticipates selling its current inventory and will complete its remaining in-process inventory during the second quarter of fiscal 2001. Accordingly, the Company recorded accelerated depreciation in the first quarter of fiscal 2001 of approximately $4 million and anticipates additional accelerated depreciation of approximately $1 million in the second quarter of fiscal 2001 related to the revised useful lives of fixed assets. Upon completion, all remaining machinery and equipment will be disposed of and the vacated facilities will be sold.

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

The accrued liabilities relating to the cash restructuring charges are detailed as follows:


                                                      (IN MILLIONS - UNAUDITED)
                                      LEASE AND
                                       CONTRACT     SEVERANCE
                                       RELATED     AND RELATED   TOTAL
                                        COSTS         COSTS      COSTS
                                        -----         -----      -----
Balance at September 30, 2000            $ 10           $ 5       $ 15
Cash payments                              (1)            -         (1)
Reserve of divested company                 -            (3)        (3)
Fiscal 2001 charges                         -             2          2
                                      --------       -------     ------
Balance at December 31, 2000              $ 9           $ 4       $ 13
                                      ========       =======     ======

      Approximately $7 million of the reserve is included in the balance sheet caption "accrued expenses and other liabilities", while the remaining $6 million is recorded in the balance sheet caption "other liabilities".

      The Company expects the remaining cash charges of $13 million to be paid by the respective lease termination dates not to exceed seven years and over the periods provided by the severance agreements expected to be paid within two years.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary sources of liquidity and capital resources are cash and cash equivalents, cash provided from operations and available borrowings under the Company's revolving credit facilities.

      Net cash used in operating activities was $12 million for the three months ended December 31, 2000 compared to net cash used of $31 million for the comparable period of the prior year. In the current period, continuing operations used $10 million compared to $31 million in the comparable period of the prior year. The change primarily represents a decrease in working capital requirements in the current quarter at the Bath and Plumbing segment in addition to the settlement of certain obligations in the prior quarter at the Bath and Plumbing segment, partially offset by increased working capital needs at the Hardware and Tools segment due to the transition into a new master distribution center.

      Net cash used in discontinued operations of $2 million for the three months ended December 31, 2000 relates mainly to the settlement of certain claims surrounding the previously disposed Power Systems businesses.

      Net cash used in investing activities of $13 million for the three months ended December 31, 2000, consisted of $24 million for capital expenditures, partially offset by cash proceeds of $8 million received from the sale of the European HVAC operations and $3 million from the sale of excess real estate. In the three months ended December 31, 1999, the Company used net cash of $7 million, which primarily consisted of $7 million for acquisitions and $22 million for capital expenditures, partially offset by net proceeds of $17 million for the separate sales of the Company's ladder operations and the infant and children footwear operation and $6 million from the sale of excess real estate.

      Net cash provided by financing activities was $24 million for the three months ended December 31, 2000. This included net proceeds of long-term debt and notes of $46 million, partially offset by dividend payments of $4 million and payments of collateral on an equity instrument contract of $18 million. In the corresponding period of the prior year, financing activities provided net cash of $29 million, which included net proceeds of long-term debt of $48 million, partially offset by net cash used to purchase $15 million of the Company's common stock for treasury and dividend payments of $4 million.

      The Company has a five year revolving line of credit providing for borrowings in both US dollars and foreign currency which had original availability of $750 million (the "Credit Agreement") that terminates on December 12, 2001. Accordingly, the Company has classified these borrowings as current maturities. The Credit Agreement was permanently reduced by $100 million on December 12, 1999 and $150 million on December 12, 2000. As of December 31, 2000, the Company had $6 million available under this revolving line of credit.

      During fiscal 1999, the Company commenced a $300 million commercial paper program, of which $44 million was outstanding at December 31, 2000. The commercial paper is supported by a $300 million 364-day credit facility (the "Credit Facility"). This Credit Facility was renewed in October 2000 and the new termination date is October 26, 2001. At December 31, 2000, the Company had $136 million available under this 364-day facility.

      At December 31, 2000, the Company had unused availability of approximately $171 million, including approximately $142 million of committed availability under its Credit Agreement and Credit Facility and $29 million under uncommitted lines of credit. At December 31, 2000, the Company had $51 million outstanding on its uncommitted lines of credit. In January 2001, the Company's uncommitted lines of credit, which amounted to $80 million, were terminated. As such, the Company utilized the availability under its committed facilities to repay the $51 million that was outstanding on the uncommitted lines of credit at December 31, 2000.

     The Credit Agreement and the Credit Facility (together the "Revolving Facilities") contain certain covenants that require the Company to comply with a maximum ratio of funded debt to capital and a consolidated leverage ratio. As of December 31, 2000 the Company was not in compliance with the consolidated leverage ratio. As such, the Company obtained a waiver and amendment to the Revolving Facilities on February 16, 2001. The amended Revolving Facilities contain revised ratios of funded debt to capital and consolidated leverage that the Company expects to be in compliance through the terms of the Revolving Facilities. As a result of the amendment to the Revolving Facilities, the Company paid a fee to the lenders under the Revolving Facilities of approximately $1 million and increased the spreads over London Interbank Offer Rate ("LIBOR") from 22.5 basis points to 175 basis points and the facility fee per annum on the entire facility from 10 basis points to 50 basis points. In addition, although the Revolving Facilities were previously unsecured, with the amendment, the lenders of the Revolving Facilities will become secured on April 30, 2001. As a result of having the Revolving Facilities secured, the Company's long-term notes will become secured on an equal and ratable basis with such Revolving Facilities.

      The Company is in current discussions with banks and anticipates entering into new long-term financing arrangements prior to the maturity of the Revolving Facilities. Management believes the amounts expected to be available under the new financing arrangements will be sufficient to repay all amounts outstanding under the Revolving Facilities. Management also believes that these new long-term financing arrangements, along with cash from operations will adequately support cash needs for working capital and capital expenditures for the Company's operations.

      On February 13, 2001, the Company established a $30 million facility associated with accounts receivable and received proceeds under the facility of $29 million.

      Total stockholders' equity decreased $41 million from September 30, 2000, principally due to recognizing temporary equity related to the forward stock purchase contract outstanding as of December 31, 2000.

      During the three months ended December 31, 2000, the Company paid approximately $1 million related to its restructuring plans announced in fiscal 1998, 1999 and 2000, and expects an additional $7 million to be paid in the next 12 months. There have been no material changes in the nature or costs of the restructuring.

      During fiscal 1999 and 2000, the Board of Directors authorized share repurchase programs aggregating $350 million. As of December 31, 2000, the Company had purchased $289 million of its common stock for treasury under the program, of which all of the shares were purchased in fiscal 1999 and 2000. During October 1999, the Company entered into equity instrument contracts that related to approximately 2.8 million shares of its common stock. As of December 31, 2000, the Company had made collateral payments of approximately $20 million, which are recorded in the balance sheet caption "Other current assets". These contracts were settled for an additional $23 million in cash in January 2001 under the Company's authorized share repurchase programs. Accordingly, as of February 15, 2001, the Company has purchased $332 million of its common stock for treasury under its 1999 and 2000 authorized share repurchase programs.

      In August 1999, the Company's shelf registration statement on Form S-3 filed with the Securities and Exchange Commission in order to register $600 million in debt securities became effective. The Company expects to issue debt securities covered by this registration statement in the future, subject to market conditions.

      The Company has been pursuing a spin-off of its Lighting Corporation of America business segment and industrial tools business ("LCA Group"). The lighting businesses include Columbia Lighting, Inc.; Dual-Lite, Inc.; Prescolite, Inc.; Kim Lighting, Inc.; Architectural Area Lighting, Inc.; Spaulding Lighting, Inc.; Progress Lighting, Inc.; and SiTeco Holdings GmbH. The industrial tools business include Spear & Jackson plc and Bowers Group plc, both of which are currently included in the Hardware and Tools segment. These entities had combined revenue for the three months ended December 31, 2000 and 1999 of $216 million and $225 million, respectively, and operating income for those periods of $8 million and $11 million, respectively. The LCA Group Registration Statement on Form 10 was declared effective by the Securities and Exchange Commission on January 3, 2001. On December 21, 2000, the Company announced that the Board of Directors had declared a dividend of all of the outstanding shares of LCA Group to USI shareholders. If paid, the dividend will be in the form of one share of LCA Group for each ten shares of USI held by shareholders of record as of the record date for the spin-off. The dividend is expected to be tax-free to USI and its shareholders. Payment of the dividend is conditioned upon completion of new financing arrangements for LCA Group and USI. On January 25, 2001, the Company announced that the spin-off of LCA Group would be delayed. Although the spin-off will not be completed within the time period contemplated by the previously announced record date, the Company is continuing to pursue the spin-off, completion of which is subject to satisfaction of the spin-off conditions, further review by the Board of Directors and the setting of a new record date. Accordingly, the LCA Group is presented as continuing operations in these financial statements.

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

      To manage exposure to interest rate movements, the Company uses interest rate protection agreements. Based on the Company's overall exposure to interest rate changes, a hypothetical change of 100 basis points across all maturities of the Company's floating rate debt obligations, after considering interest rate protection agreements, would change the Company's pre-tax earnings in fiscal 2001 by approximately $6 million.

      The Company utilizes foreign currency-denominated borrowings to selectively hedge its net investments in subsidiaries in foreign countries. These borrowings at December 31, 2000 are denominated in German marks, British pounds and Canadian dollars. The Company estimates that a 10% change in the relevant currency exchange rates is estimated to have an impact of $26 million on the fair value of such borrowings. This quantification of the Company's exposure to the market risk of foreign exchange sensitive financial instruments is necessarily limited, as it does not take into account the offsetting impact of the Company's underlying investment exposures.

      Effective October 1, 2000, the Company adopted Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The Company uses several types of derivative financial instruments including interest rate swaps, forward contracts and debt denominated in a foreign currency to hedge its exposure to volatility in interest rates and currency exchange rates. In accordance with its risk management policies, the Company formally documents its hedge relationships, including identification of the hedging instrument and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. The Company also formally assesses, both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. If a derivative ceases to be a highly effective hedge, the Company discontinues hedge accounting. The Company does not enter into derivative instruments for speculation or trading purposes.

Interest Rate Swap

      The Company's borrowing activities give rise to interest rate exposure that impacts its earnings and the economic value of its debt portfolio. The Company hedged a portion of its variable-rate debt by entering into an interest rate swap in which the Company agrees to exchange, at specified intervals, the calculated difference between fixed and variable interest on $200 million of our debt. This swap, which has a fair value of less than $1 million, was designated as a cash flow hedge of the underlying variable-rate interest payments and was recorded as a current asset in our Balance Sheet. Since an assessment of the hedging relationship revealed no ineffectiveness, the entire unrealized gain, net of tax, was recorded in Accumulated Other Comprehensive Income (OCI) within Stockholders' Equity. When the hedged cash flow is realized as interest expense, the related gain in OCI will be recorded as a reduction of that interest expense. Amounts in OCI are expected to be reclassified into earnings within the next twelve months.

Forward Exchange

      The Company manufactures and sells its products in a number of countries throughout the world and, as a result, is exposed to movements in foreign currency exchange rates. It also enters into foreign currency denominated inter-company debt. The primary purpose of the Company's foreign currency hedging activities is to manage the volatility associated with foreign currency payments to related entities or to vendors for purchases of materials and with foreign currency collections from customers in the normal course of business. The Company primarily utilizes forward exchange contracts with maturities of less than twelve months, which qualify as foreign currency hedges. These hedges are intended to offset the effect of transaction gains and losses, which arise when payments or collections in a foreign currency are made or received one to three months after the asset or liability is generated. The fair value of these instruments at December 31, 2000 was a $1 million current asset. Since an assessment of these hedges revealed no ineffectiveness, gains and losses on these instruments are deferred in accumulated other comprehensive income (OCI), net of tax, until the underlying transaction gain or loss is recognized in earnings. Amounts in OCI are expected to be reclassified into earnings within the next twelve months.

Foreign Currency Denominated Debt (Net Investment Hedging)

      The Company is exposed to foreign currency risk when the financial statements of its non-U.S. dollar subsidiaries are translated into the Company's functional currency. In order to hedge its net investment position in select subsidiaries, the Company has entered into foreign currency denominated debt. Since an assessment of these hedges revealed no ineffectiveness, all of the transaction gains and losses associated with this debt are reflected in cumulative translation adjustment within stockholders' equity.

PART II.    OTHER INFORMATION.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)   Exhibits

        None



(b)   Reports on Form 8-K

      The Company filed a current report on Form 8-K on December 22, 2000, responsive to Items 5 and 7 of such form relating to the proposed spin-off of the lighting and industrial tool businesses of the Company. The following exhibits were filed: U.S. Industries, Inc. Press Release, dated December 19, 2000 and U.S. Industries, Inc. Press Release, dated December 21, 2000.




--------------------

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        U.S. INDUSTRIES, INC.

Date: February 20, 2001
                               By:      /s/ Allan D. Weingarten
                                        ----------------------------------------
                                        Allan D. Weingarten
                                        Senior Vice President,
                                        Chief Financial Officer and Treasurer
                                        (Principal Financial Officer)


                                        /s/ Nicola Rossi
                                        ----------------------------------------
                                        Nicola Rossi
                                        Corporate Controller
                                        (Principal Accounting Officer)