Form 10-Q
period 2001-03-31
US INDUSTRIES INC /DE
filed 2001-05-15
CIK 1056874

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001
OR

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

                                (732) 7670700
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes /x/  No / /

As of April 27, 2001, U.S. Industries, Inc. had one class of common stock, of which 74,284,488 shares were outstanding.



==============================================================================

                              U.S. INDUSTRIES, INC.

                                      INDEX

                                                                            Page
                                                                             No.
                                                                            ----
PART I.    FINANCIAL INFORMATION

           Item 1. Financial Statements

                  Condensed Consolidated Statements of Operations
                  for the Three and Six Months Ended March 31,
                  2001 and 2000 ..........................................   1

                  Condensed Consolidated Balance Sheets, March 31, 2001
                  and September 30, 2000..................................   2

                  Condensed Consolidated Statements of Cash Flows
                  for the Six Months Ended March 31, 2001 and 2000........   3

                  Notes to Condensed Consolidated Financial Statements....   4

          Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ......................19

          Item 3. Quantitative and Qualitative Disclosures About
                  Market Risk ............................................  25


PART II.  OTHER INFORMATION

          Item 1. Legal Proceedings.......................................  25

          Item 4. Submission of Matters to a Vote of Security Holders.....  25

          Item 6. Exhibits.and Reports on Form 8-K .......................  26

SIGNATURES ...............................................................  27

PART I.                  FINANCIAL INFORMATION.

Item 1.    FINANCIAL STATEMENTS.

                            U.S. INDUSTRIES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in millions except per share data)
                               (unaudited)


                                                                    Three Months Ended                  Six Months Ended
                                                                        March 31,                           March 31,
                                                                        ---------                           ---------
                                                                 2001              2000              2001               2000
                                                                 ----              ----              ----               ----

Net sales ............................................        $   617.1        $   913.2        $   1,157.9        $   1,703.7
Operating costs and expenses:
  Cost of products sold ..............................            424.1            638.6              795.1            1,184.5
  Selling, general and administrative expenses .......            158.2            206.5              312.2              397.6
  Restructuring charge ...............................               --             13.1                1.5               13.1
                                                              ---------        ---------        -----------        -----------
Operating income .....................................             34.8             55.0               49.1              108.5

Interest expense .....................................            (24.1)           (22.9)             (44.1)             (45.6)
Interest income ......................................              6.7              1.5               13.9                2.4
Gain on sale of Diversified businesses ...............               --             24.1                 --               24.1
Other income (expense), net ..........................            (10.4)            (1.9)             (15.8)              (1.4)
                                                              ---------        ---------        -----------        -----------
Income before income taxes and discontinued
 operations ..........................................              7.0             55.8                3.1               88.0
Provision for income taxes ...........................              5.6             21.3                4.1               33.6
                                                              ---------        ---------        -----------        -----------
Income (loss) from continuing operations .............              1.4             34.5               (1.0)              54.4
Loss from discontinued operations, net of tax ........             (0.5)              --               (1.9)                --
                                                              ---------        ---------        -----------        -----------
Net income (loss) ....................................        $     0.9        $    34.5               (2.9)       $      54.4
                                                              =========        =========        ===========        ===========

Earnings (loss) per basic share:
  Income (loss) from continuing operations ...........        $    0.02       $     0.41       $      (0.01)      $       0.64
  Loss from discontinued operations ..................            (0.01)              --              (0.03)                --
                                                              ---------        ---------        -----------        -----------
  Net income (loss) ..................................        $    0.01       $     0.41       $      (0.04)      $       0.64
                                                              =========        =========        ===========        ===========

Earnings (loss) per diluted share:
  Income (loss) from continuing operations ...........        $    0.02       $     0.40       $      (0.01)      $       0.63
  Loss from discontinued operations ..................            (0.01)              --              (0.03)                --
                                                              ---------        ---------        -----------        -----------
  Net income (loss) ..................................        $    0.01       $     0.40       $      (0.04)      $       0.63
                                                              =========        =========        ===========        ===========
Cash dividend declared per share .....................        $      --       $     0.05       $       0.05       $       0.10
                                                              =========        =========        ===========        ===========




       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                            U.S. INDUSTRIES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in millions)



                                                                                                  March 31,            September 30,
                                                                                                     2001                 2000
                                                                                                     ----                 ----
                                                                                                (unaudited)

                              ASSETS
Current assets:
  Cash and cash equivalents ....................................................                $     12.0            $     24.7
  Trade receivables, net .......................................................                     492.5                 517.2
  Inventories ..................................................................                     508.0                 494.1
  Deferred income taxes ........................................................                      61.0                  61.4
  Other current assets .........................................................                      53.4                  45.4
                                                                                                ----------            ----------
     Total current assets ......................................................                   1,126.9               1,142.8

Property, plant and equipment, net .............................................                     417.7                 420.5
Other assets ...................................................................                     387.5                 387.2
Goodwill, net ..................................................................                     526.9                 540.7
                                                                                                ----------            ----------
                                                                                                $  2,459.0            $  2,491.2
                                                                                                ==========            ==========

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable ...............................................................                $     12.4            $     29.1
   Current maturities of long-term debt ........................................                     720.7                 140.7
   Trade accounts payable ......................................................                     211.8                 195.8
   Accrued expenses and other current liabilities ..............................                     185.3                 222.6
   Income taxes payable ........................................................                       0.8                   8.6
                                                                                                ----------            ----------
     Total current liabilities .................................................                   1,131.0                 596.8

Long-term debt .................................................................                     382.1                 884.9
Deferred income taxes ..........................................................                      10.6                   9.5
Other liabilities ..............................................................                     234.8                 246.3
                                                                                                ----------            ----------
     Total liabilities .........................................................                   1,758.5               1,737.5
Commitments and contingencies
Stockholders' equity ...........................................................                     700.5                 753.7
                                                                                                ----------            ----------
                                                                                                $  2,459.0            $  2,491.2
                                                                                                ==========            ==========


       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                            U.S. INDUSTRIES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in millions)
                                 (unaudited)


                                                                                                           Six Months Ended
                                                                                                              March 31,
                                                                                                              ---------
                                                                                                       2001                2000
                                                                                                       ----                ----
OPERATING ACTIVITIES:
  Income (loss) from continuing operations .........................................             $     (1.0)           $     54.4
  Adjustments to reconcile income (loss) from continuing operations to net cash used in operating
   activities of continuing operations:
     Depreciation and amortization .................................................                   46.2                  54.6
     Loss (gain) on sale of businesses .............................................                    7.0                 (24.1)
     Loss on sale of trade accounts receivable .....................................                    0.9                    --
     Provision for doubtful accounts ...............................................                    1.7                   2.6
     Provision for deferred income taxes ...........................................                    1.4                   1.3
     Non-recurring charges .........................................................                     --                   2.1
     Loss (gain) on sale of excess real estate and fixed assets ....................                    0.2                  (3.2)
     Equity in earnings of investee ................................................                   (0.9)                 (0.1)
  Changes in operating assets and liabilities,
     excluding the effects of acquisitions and dispositions ........................                  (75.6)               (210.1)
                                                                                                 ----------            ----------
NET CASH USED IN OPERATING ACTIVITIES OF CONTINUING OPERATIONS .....................                  (20.1)               (122.5)
                                                                                                 ----------            ----------
Loss from discontinued operations ..................................................                   (1.9)                   --
                                                                                                 ----------            ----------
NET CASH USED IN DISCONTINUED OPERATIONS ...........................................                   (1.9)                   --
                                                                                                 ----------            ----------
NET CASH USED IN OPERATING ACTIVITIES ..............................................                  (22.0)               (122.5)
                                                                                                 ----------            ----------

INVESTING ACTIVITIES:
  Proceeds from sale of businesses .................................................                    7.5                 420.5
  Acquisition of companies, net of cash acquired ...................................                     --                  (6.9)
  Purchases of property, plant and equipment .......................................                  (44.2)                (45.1)
  Proceeds from sale of excess real estate .........................................                    3.2                   5.5
  Proceeds from the sale of fixed assets ...........................................                    4.8                   0.9
  Other investing activities, net ..................................................                   (0.8)                 (1.1)
                                                                                                 ----------            ----------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES ................................                  (29.5)                373.8
                                                                                                 ----------            ----------

FINANCING ACTIVITIES:
  Proceeds from long-term debt .....................................................                1,037.2               1,608.9
  Repayment of long-term debt ......................................................                 (951.8)             (1,831.6)
  Proceeds from sale of trade accounts receivable ..................................                   29.1                    --
  Proceeds (repayment) of notes payable, net .......................................                  (16.2)                  3.6
  Proceeds from exercise of stock options ..........................................                    0.3                   0.6
  Purchase of treasury stock .......................................................                  (43.1)                (47.4)
  Payment of dividends .............................................................                   (7.7)                 (8.6)
                                                                                                 ----------            ----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ................................                   47.8                (274.5)

Effect of exchange rate changes on cash and cash equivalents .......................                   (9.0)                 (2.8)
                                                                                                 ----------            ----------
DECREASE IN CASH AND CASH EQUIVALENTS ..............................................                  (12.7)                (26.0)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...................................                   24.7                  57.7
                                                                                                 ----------            ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .........................................             $     12.0            $     31.7
                                                                                                 ==========            ==========

       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                            U.S. INDUSTRIES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(TABULAR AMOUNTS IN MILLIONS)

NOTE 1--BASIS OF PRESENTATION

U.S. Industries, Inc., together with its subsidiaries (the "Company"), manufactures and distributes a broad range of consumer and industrial products through its three operating segments: Bath & Plumbing, Lawn & Garden (previously referred to as "Hardware & Tools") and Lighting. In March 2000, the Company completed the disposition of a majority equity interest in its Diversified segment. Since then, the Company has accounted for the retained interest in its Diversified segment under the equity method of accounting. For more detailed information on this and other dispositions, see NOTE 10.

The Company operates on a 52- or 53-week fiscal year ending on the Saturday nearest to September 30. Any three or six month data contained in this Report on Form 10-Q reflects the results of operations for the 13-week and 26-week periods ended on the Saturday nearest March 31 of the respective year, but are presented as of March 31 for convenience. The Company's condensed consolidated interim financial statements as of March 31, 2001 and for the 13- and 26-week periods ending March 31, 2001 (also referred to as the "second quarter of 2001" and "first half of 2001," respectively) and March 31, 2000 (also referred to as the "second quarter of 2000" and "first half of 2000," respectively) are unaudited. However, in the Company's opinion, these financial statements reflect all normal, recurring adjustments necessary to provide a fair presentation of its financial position, results of operations and cash flows for the periods presented. These interim financial statements are condensed, and thus, do not include all of the information and footnotes required by generally accepted accounting principles for presentation of a complete set of financial statements.

These interim results are not necessarily indicative of the results that should be expected for the full year. For a better understanding of the Company and its financial statements, the condensed interim financial statements should be read in conjunction with the Company's audited financial statements for the year ended September 30, 2000, which are included in its 2000 Annual Report on Form 10-K, filed on December 6, 2000.

The Company previously announced that it was pursuing a spin-off of its Lighting segment and industrial tools businesses ("LCA Group"). The
Lighting businesses include Columbia Lighting, Inc.; Dual-Lite, Inc.; Prescolite, Inc.; Kim Lighting, Inc.; Architectural Area Lighting, Inc.; Spaulding Lighting, Inc.; Progress Lighting, Inc.; and SiTeco Holdings GmbH. The industrial tools businesses include Spear & Jackson plc and Bowers Group plc, both of which are currently included in the Company's Lawn & Garden segment. These entities had combined revenue and operating income before management fees and divisional overhead as follows:



                            Second Quarter                 First Half
                           -----------------             ---------------
                           2001         2000             2001       2000
                           ----         ----             ----       ----
Revenues ...........    $  213.8     $  238.3        $  429.4    $  463.5
Operating Income ...         8.7          9.7            16.7        21.4


The Securities and Exchange Commission ("SEC") declared LCA Group's Registration Statement on Form 10 effective on January 3, 2001. On January 25, 2001, the Company announced that the spin-off of LCA Group had been delayed. Although the spin-off was not completed within the time period contemplated, the Company is continuing to pursue the spin-off, completion of which would be subject to satisfaction of financing conditions, further review by the Board of Directors and the setting of a new record date. The financial results of LCA Group are presented as continuing operations in these condensed consolidated financial statements.

                            U.S. INDUSTRIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(TABULAR AMOUNTS IN MILLIONS)

NOTE 2--INVENTORIES

Inventories consist of the following:



                                          March 31,       September 30,
                                             2001            2000
                                             ----            ----

Finished products                          $ 278.3         $ 248.3
Work-in process                               69.4            77.6
Raw materials                                160.3           168.2
                                           -------         -------
                                           $ 508.0         $ 494.1
                                           =======         =======

NOTE 3--LONG-TERM DEBT

Long-term debt consists of the following:


                                                    March 31,    September 30,
                                                      2001          2000
                                                      ----          ----
7.125% Senior Notes, net                            $  248.9     $  248.6
7.25% Senior Notes, net                                123.8        123.6
364-day credit facility                                287.7            -
Five-year revolving credit facility, U.S. dollar       205.8        238.3
Five-year revolving credit facility,
 foreign currencies                                    226.0        238.5
Commercial paper                                          --         97.1
Other short-term borrowings                               --         61.0
Other long-term debt                                    10.6         18.5
                                                     -------      -------
                                                     1,102.8      1,025.6
Less current maturities                               (720.7)      (140.7)
                                                     -------      -------
Long-term debt                                      $  382.1     $  884.9
                                                    ========     ========


In December 1996 and October 1998, the Company issued 7.25% and 7.125% senior subordinated notes (the "Notes"), respectively. These notes, along with the Revolving Facilities described below, are joint and several obligations of the Company and certain of its subsidiaries: USI Global Corp. ("USI Global") and USI American Holdings, Inc. ("USIAH"), and are guaranteed by another of the Company's subsidiaries, USI Atlantic Corp. ("USI Atlantic") (see NOTE 13). The notes place restrictions on liens and subsidiary indebtedness.

The Company has a five-year revolving line of credit providing for borrowings in both U.S. dollars and foreign currencies, which had original availability of $750 million (the "Credit Agreement"). The Credit Agreement was permanently reduced by $100 million on December 12, 1999 and $150 million on December 12, 2000. The Credit Agreement is scheduled to terminate on December 12, 2001. During fiscal 2000, the Company had a commercial paper program, supported by its $300 million 364-day credit facility (the "Credit Facility"). The commercial paper program has been suspended and the Company has been borrowing under the Credit Facility. The Credit Facility is scheduled to expire on October 26, 2001. The borrowings under the Credit Agreement and Credit Facility (together the "Revolving Facilities") are classified as current maturities on the Company's Condensed Consolidated Balance Sheet as of March 31, 2001. The Company had $80.5 million available under its Revolving Facilities as of March 31, 2001.

                            U.S. INDUSTRIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(TABULAR AMOUNTS IN MILLIONS)

The Revolving Facilities contain certain covenants that require the Company to comply with maximum ratios of funded debt-to-capital and consolidated leverage. On February 16, 2001, the Company obtained from its lenders a waiver of non-compliance with the consolidated leverage ratio and an amendment to the Revolving Facilities, which contained, among other things, revised ratios of funded debt-to-capital and consolidated leverage. The amendment requires the Company to maintain a funded debt-to-capital ratio of
0.65 to 1.00 and a consolidated leverage ratio of 4.00 to 1.00 through June 30, 2001 and 3.75 to 1.00 from July 1, 2001 through September 30, 2001. Based upon current operating and cash flow trends (see RESULTS OF OPERATIONS, ITEM
2), there can be no assurance that the Company will meet the amended financial covenants. The Company also paid a fee to the lenders under the Revolving Facilities of approximately $1 million, and the lenders increased the spreads over London Interbank Offer Rate ("LIBOR") from 22.5 basis points to 175 basis points and the facility fee per annum on the entire facility from 10 basis points to 50 basis points. In addition, although the Revolving Facilities were previously unsecured, as a result of the amendment, the lenders of the Revolving Facilities were granted on April 30, 2001 security interests in substantially all of the assets and shares of the Company's domestic subsidiaries and 65% of the shares of certain of the Company's foreign subsidiaries. As a result of having the Revolving Facilities secured, the Company's long-term notes and the Rexair guarantee referred to below became secured on an equal and ratable basis with the Revolving Facilities.

The Company is the guarantor of a $200 million credit facility ($170.6 million outstanding as of March 31, 2001) of a former subsidiary, Rexair, Inc. ("Rexair") (see NOTE 4). The Company's current debt structure does not have the capacity to fund this guarantee if required. If the Company were unable to repay the outstanding amounts of the Rexair credit facility, if required by the Rexair lenders, it would constitute a default of the Rexair guarantee. This default could then trigger cross-default provisions in the Company's Notes and Revolving Facilities. The remedies for these events of default could include, under certain specified circumstances, accelerating the amounts due under the Notes and Revolving Facilities. If the amounts due under the Notes and Revolving Facilities were accelerated, the Company would not be able to repay such amounts without consummating a refinancing.

The Company announced on March 26, 2001 that it had signed a commitment letter with several banks for a new $700 million credit facility. The commitment expires on May 15, 2001; however, the Company has requested and believes it will obtain an extension of the commitment. The new $700 million credit facility is subject to, among other things, the completion of a Rule 144A offering of 10-year senior subordinated notes in the aggregate principal amount of $550 million. The new credit facility would replace the Company's Revolving Facilities and a portion of its Notes, repay the Rexair credit facility and provide additional capacity for working capital. There can be no assurance that the Company will be able to consummate any refinancing. The failure to consummate a refinancing could have a material adverse effect on the Company.

NOTE 4--COMMITMENTS AND CONTINGENCIES

RE-ACQUISITION OF REXAIR

In connection with the Company's sale to Strategic Industries, LLC ("Strategic") of a majority interest in Rexair (see NOTE 10), the Company guaranteed Rexair's $200 million credit facility ($170.6 million outstanding as of March 31, 2001). This guarantee required the Company to maintain a senior unsecured credit rating of Ba1 from Moody's Investors Services, Inc ("Moody's") and BB+ from Standard & Poor's Ratings Services, Inc. ("S&P"). Moody's and S&P have downgraded the Company's senior unsecured credit rating below the minimum ratings required by the Rexair credit agreement and, if not for the waiver described below, the downgrade would constitute an event of default as defined by that agreement. As a result of the default, the Rexair lenders can require Rexair to repay the outstanding balance of the Rexair credit facility. The Company would be required to pay any amounts not repaid by Rexair. The Company's current debt structure does not have the capacity to pay any of these amounts.

In anticipation of these downgrades, the Company entered into an agreement to purchase from Strategic the remaining 75% equity interest in Rexair not already owned by the Company. Under the terms of the agreement, upon consummation of a refinancing, the Company will pay the amounts outstanding under the Rexair credit facility and return $27 million face value of the senior notes issued by Strategic for cancellation (see NOTE 10). The
Company's agreement to purchase Rexair is effective until May 31, 2001 and is contingent on its ability to refinance its debt. The Rexair lenders agreed to waive the ratings default and refrain from the exercise of any right to accelerate Rexair's obligations under the credit agreement as a result of the ratings default until May 31, 2001. The Company has requested the Rexair lenders to extend the waiver. There can be no assurance that an extension will be obtained. If an extension is not obtained, the Company may be required to fund its guarantee of the Rexair debt. See NOTE 3.

                            U.S. INDUSTRIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(TABULAR AMOUNTS IN MILLIONS)

ENVIRONMENTAL AND OTHER CONTINGENCIES

The Company is subject to a wide range of environmental protection laws. The Company has remedial and investigatory activities underway at approximately 44 sites, of which it has been named as a Potentially Responsible Party ("PRP") at 11 "superfund" sites pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 or comparable statutes. At March 31, 2001, the Company had accrued approximately $10 million for known environmental-related matters. The Company believes that the range of liability for such matters is between $2 million and $11 million. For more detailed information regarding management's assessment of this potential liability, refer to the Company's Annual Report on Form 10-K for the year ended September 30, 2000.

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

One of the Company's subsidiaries has been named as a defendant in numerous lawsuits, along with many other companies, involving claims for personal injuries allegedly caused by exposure to asbestos from industrial boilers formerly manufactured by the subsidiary. The claims have been brought by plaintiffs in various courts in the United States. As of March 31, 2001, the number of individual claimants who have pending such allegations was approximately 37,750. Although the Company has seen an increase in the number of suits being filed in the last fiscal year, to date the Company has covered any settlement relating to these claims with its available insurance and the Company has not to date deemed it necessary to establish reserves relating to those claims. Management believes, based on the subsidiary's experience in defending the claims and the amount of insurance coverage available, that the subsidiary has sufficient insurance to cover the pending and reasonably foreseeable future claims. The Company believes that the ultimate resolution of the claims will not have a material adverse effect on its financial condition, results of operations or cash flows.

NOTE 5--SALE OF RECEIVABLES

In January 2001, the Company entered into an agreement to sell defined pools of trade accounts receivable, at a discount from book value. The agreement expires on July 31, 2001. The Company retains the servicing obligations on the securitized receivables, but does not receive a servicing fee. The discount is recorded as an expense, included under the caption "Other income (expense), net" in the Company's Condensed Consolidated Statement of Operations. During the second quarter of 2001, the Company sold a net $30 million of accounts receivable, received net proceeds of $29.1 million and recorded an expense of $0.9 million related to these securitizations.

NOTE 6--COMPREHENSIVE INCOME

The components of comprehensive income are as follows:



                                                                               Second Quarter                    First Half

                                                                          2001             2000             2001             2000
                                                                          ----             ----             ----             ----
Net income (loss) .............................................        $   0.9          $  34.5          $  (2.9)         $  54.4
Foreign currency translation:
  Foreign currency translation adjustment
   arising during period ......................................          (13.6)            (3.9)           (10.9)            (8.4)
  Reclassification adjustment in earnings .....................            1.0              5.2              6.0              5.2
Derivative instruments and hedging activities:
  Fair value adjustment arising during period .................           (0.8)             --               0.4              --
  Reclassification adjustment in earnings .....................           (0.9)             --              (0.9)             --
                                                                       -------          -------          -------          -------
  Net adjustments .............................................          (14.3)              1.3            (5.4)            (3.2)
                                                                       -------          -------          -------          -------
Comprehensive income (loss) ...................................        $ (13.4)         $  35.8          $  (8.3)         $  51.2
                                                                       =======          =======          =======          =======

                            U.S. INDUSTRIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(TABULAR AMOUNTS IN MILLIONS)

NOTE 7--EARNINGS PER SHARE

The information required to compute basic and diluted earnings per share is as follows:



                                                            Income from                         Income (loss)
                                                             Continuing           Per Share    from Continuing            Per Share
                                                             Operations   Shares   Amount        Operations     Shares      Amount
                                                             ----------   ------  ---------    --------------   ------    ---------
                                                                  Second Quarter 2001                      First Half 2001
                                                            -------------------------------    -------------------------------------
Basic earnings (loss) per share ........................      $   1.4      73.5    $   0.02        $  (1.0)      74.7    $  (0.01)
Effect of dilutive securities:
 Stock options .........................................                     --                                    --
 Non-vested restricted stock ...........................                    0.1                                    --
 Equity instrument contract ............................                     --                                    --
                                                              -------      ----    --------        -------       ----    --------
Diluted earnings (loss) per share ......................      $   1.4      73.6    $   0.02        $  (1.0)      74.7    $  (0.01)
                                                              =======      ====    ========        =======       ====    ========


                                                                  Second Quarter 2000                      First Half 2000
                                                              -----------------------------        -------------------------------
Basic earnings per share ...............................      $  34.5      84.6    $   0.41        $  54.4       84.8    $   0.64
Effect of dilutive securities:
 Stock options .........................................                    0.3                                   0.4
 Non-vested restricted stock ...........................                    0.6                                   1.0
 Equity instrument contract ............................                    0.5                                   0.3
                                                              -------      ----    --------        -------       ----    --------
Diluted earnings per share .............................      $  34.5      86.0    $   0.40        $  54.4       86.5    $   0.63
                                                              =======      ====    ========        =======       ====    ========

Basic earnings per share is based on the weighted average number of shares outstanding during each period. Diluted earnings per share further assumes that, under the treasury stock method, dilutive stock options and non-vested restricted stock are exercised. Options to purchase 6.2 million shares in both the second quarter and first half of 2001, and options to purchase 3.7 million and 2.9 million shares in the second quarter and first half of 2000, respectively, were not included in the Company's computation of diluted earnings per share because the effect would have been anti-dilutive.

                            U.S. INDUSTRIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(TABULAR AMOUNTS IN MILLIONS)

NOTE 8--SEGMENT DATA

The following table presents information about the Company's business segments:
Bath & Plumbing, Lawn & Garden and Lighting. The results of the Company's Diversified segment have been included until the March 24, 2000 disposal date, after which the Company's proportionate share of earnings from the Diversified segment are recorded as equity earnings under the equity method of accounting. The results of operations classified as discontinued are excluded from the table below for all periods presented. For more information about the Company's dispositions and discontinued operations, see Note 10.




                                                      Second Quarter                            First Half
                                       --------------------------------------- ----------------------------------------
                                         2001       2000       2001     2000      2001        2000       2001     2000
                                         ----       ----       ----     ----      ----        ----       ----     ----
                                           Net Sales         Operating Income        Net Sales          Operating Income
                                      -------------------   -----------------  --------------------   ------------------
Business Segments:
  Bath & Plumbing (1)                  $ 285.9    $ 342.2    $ 24.0   $ 19.3   $   554.7   $  643.8    $ 41.4    $ 43.7
  Lawn & Garden (2)                      144.9      156.6       7.3     17.3       226.9      247.5      (0.1)     21.3
  Lighting (3)                           186.3      202.3       8.6      7.1       376.3      398.4      17.8      16.5
  Diversified                               --      212.1        --     16.2          --      414.0        --      35.4
                                       -------    -------    ------   ------   ---------   --------    ------   -------
    Totals                             $ 617.1    $ 913.2      39.9     59.9   $ 1,157.9   $1,703.7      59.1     116.9
                                       =======    =======                      =========   ========
Corporate expenses                                             (5.1)    (4.9)                           (10.0)     (8.4)
                                                             ------   ------                           ------   -------
    Total Operating Income                                     34.8     55.0                             49.1     108.5
Interest expense                                              (24.1)   (22.9)                           (44.1)    (45.6)
Interest income                                                 6.7      1.5                             13.9       2.4
Gain on sale of Diversified businesses                           --     24.1                               --      24.1
Other expense, net                                            (10.4)    (1.9)                           (15.8)     (1.4)
                                                             ------   ------                           ------   -------
Income before income taxes                                      7.0     55.8                              3.1      88.0
Provision for income taxes                                      5.6     21.3                              4.1      33.6
                                                             ------   ------                           ------   -------
Income (loss) from continuing operations                     $  1.4   $ 34.5                           $ (1.0)   $ 54.4
                                                             ======   ======                           ======    ======



(1) Operating income for the second quarter and first half of 2001 includes $0.3 million and $4.8 million of non-recurring charges, respectively, for accelerated depreciation and operating expenses associated with the discontinuance of an unprofitable product line. Operating income for the second quarter and first half of 2000 includes $13.1 million of restructuring charges related to the closure of a corporate office. See
      NOTE 9.

(2) Operating income for the first half of 2001 includes $3.8 million of restructuring and other related charges associated with the start-up of a new master distribution center. See NOTE 9.

(3) Operating income for the first half of 2001 includes $1.4 million of non-recurring charges related to product sourcing initiatives. Operating income for the second quarter and first half of 2000 includes non-recurring charges of $0.6 million and $0.9 million, respectively, related to the discontinuance of an unprofitable product line. See NOTE 9.

                            U.S. INDUSTRIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(TABULAR AMOUNTS IN MILLIONS)

NOTE 9--RESTRUCTURING AND OTHER NON-RECURRING CHARGES

BATH & PLUMBING

Non-recurring charges recorded during fiscal 2001 in the Company's Bath & Plumbing segment relates to a decision to discontinue its Valley line of faucets, Eastman line of connectors and Sanitary Dash line of under-the-sink pipes. This decision was made in September 2000 upon completion of a strategic review of certain operations in the Company's Bath & Plumbing segment. The charges of $0.3 million and $4.8 million recorded in the second quarter and first half of fiscal 2001, respectively, consist primarily of accelerated depreciation on machinery that was used to complete the remaining in-process inventory. Also, in the second quarter of 2000, the Company decided to close the former Zurn Industries corporate office in Dallas, Texas, which resulted in the termination of 30 employees. As a result, the Company recorded a restructuring charge of $13.1 million, which includes severance costs of $1.9 million, lease commitment costs of $9.1 million and asset write-offs of $2.1 million.

LAWN & GARDEN

The Company's Lawn & Garden segment recorded restructuring and non-recurring charges in the first quarter of 2001 related to the relocation of a distribution center. The charges of $3.8 million include severance costs of $1.5 million for the termination of 118 employees and $2.3 million in start-up costs associated with the new master distribution center.

LIGHTING

The Company's Lighting segment recorded $1.4 million in non-recurring charges related to product sourcing initiatives during the first quarter of 2001. Lighting also incurred charges of $0.6 million and $0.9 million for the second quarter and first half of 2000, respectively, related to the Company's decision to discontinue an unprofitable residential product line.

OTHER

The Company recorded $2.4 million and $6.8 million in the second quarter and first half of 2001, respectively, for professional fees associated with the proposed spin-off of LCA Group. The Company also recorded a loss on the sale of its U.K. tool business of $7.0 million in the second quarter of 2001. These costs have been classified as "Other expenses" on the Company's Condensed Consolidated Statements of Operations.

As of March 31, 2001, the Company has remaining accruals of $10.2 million for restructuring costs. The activity in its liability accounts by cost category is as follows:



                                                                        Lease and
                                                                         Contract             Severance
                                                                         Related             and Related                 Total
                                                                         Accruals              Accruals                Accruals
                                                                        ----------          -------------             ----------
Balance at September 30, 2000 .............................              $  10.1                $  5.0                $  15.1
  Fiscal 2001 charges .....................................                 --                     1.5                    1.5
  Cash payments ...........................................                 (2.0)                 (1.6)                  (3.6)
  Other ...................................................                 --                    (2.8)                  (2.8)
                                                                         -------                ------                -------
Balance at March 31, 2001 .................................              $   8.1                $  2.1                $  10.2
                                                                         =======                ======                =======

Approximately $4.4 million of the reserves is included in the balance sheet caption "Accrued expenses and other current liabilities," while the remaining $5.8 million is recorded in the balance sheet caption "Other liabilities."

The Company expects the remaining accruals to be paid with cash over the periods provided by the severance and lease agreements of two and seven years, respectively.

                            U.S. INDUSTRIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(TABULAR AMOUNTS IN MILLIONS)


NOTE 10--DISPOSITION OF BUSINESSES AND DISCONTINUED OPERATIONS

DISPOSITION OF BUSINESSES

In March 2001, the Company disposed of its Saws Division of Spear & Jackson. This transaction resulted in a loss of $7.0 million in the second quarter. The results of operations for these businesses were included in the Company's Lawn & Garden segment until the date of disposal. In November 2000, the Company sold its European HVAC business for proceeds of $7.5 million, which approximated its carrying value. The results of these operations are included in the Company's Bath & Plumbing segment until the date of disposal.

On March 24, 2000, in two separate transactions, the Company disposed of a majority equity interest in its Diversified segment. In the first transaction, which involved all the businesses in this segment other than Rexair, the Company received cash proceeds and senior notes issued by Strategic. In addition, Strategic assumed a portion of the Company's existing bank debt. At March 31, 2001, the Company held a preferred equity interest in Strategic having a stated value of approximately $18 million as well as a 15.8% common equity interest. The Company also held senior notes with a face value of $184 million, which bear interest at 12.5%. The Company currently has the right to market and sell the senior notes.

In the second transaction, Rexair, which manufactures "Rainbow" brand vacuum cleaners, sold newly issued shares to Strategic representing 75% of the equity interest in Rexair. The Company received cash and has retained a 25% direct equity interest in Rexair. As part of the Rexair transaction, the Company guaranteed Rexair's new $200 million credit facility. For more information about this guarantee, see NOTES 3 AND 4.

The Company's retained interest in Strategic and Rexair is accounted for under the equity method of accounting. The Company recorded equity earnings in investee of approximately $0.2 million and $0.9 million for the second quarter and first half of 2001, respectively.

In January 2000, the Company sold its fire protection businesses for approximately $23 million, which approximated their carrying value. The results of these operations are included in the Bath and Plumbing segment until the date of disposal.

During the first quarter of fiscal 2000, the Company disposed of assets relating to its ladder operations and its infant and children footwear operations. The total proceeds of these separate transactions were $17 million, which approximated their carrying value. The Company has retained certain product liabilities of the ladder operations. The results of the ladder operations and the infant and children footwear operations are included in the Lawn & Garden and Diversified segments, respectively, until the date of their disposal. More detailed information regarding these and other dispositions can be found in the Company's 2000 Annual Report on Form 10-K.

DISCONTINUED OPERATIONS

For the first half of 2001, the Company had a loss from discontinued operations of $1.9 million mainly attributable to the settlement of certain claims surrounding the previously disposed Power Systems businesses.

NOTE 11--INCOME TAXES

The Company disposed of its Saws Division of Spear & Jackson in the second quarter of 2001. This transaction resulted in a $7.0 million loss which was not deductible for tax purposes.

NOTE 12--DERIVATIVES AND HEDGING ACTIVITIES

Effective October 1, 2000, the Company adopted Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The Company uses several types of derivative financial instruments including interest rate swaps, forward contracts and debt denominated in a foreign currency to hedge its exposure to volatility in interest rates and currency exchange rates. In accordance with the Company's risk management policies, the Company formally documents its hedge relationships, including identification of the hedging instrument and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. The Company also formally assesses, both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting

                            U.S. INDUSTRIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


(TABULAR AMOUNTS IN MILLIONS)

changes in either the fair value or cash flows of the hedged item. If a derivative ceases to be a highly effective hedge, the Company discontinues hedge accounting. The Company does not enter into derivative instruments for speculation or trading purposes.

INTEREST RATE HEDGING

The Company's borrowing activities give rise to interest rate exposure that impacts its earnings and the economic value of its debt portfolio. The Company hedged a portion of its variable-rate debt by entering into an interest rate swap in which the Company agrees to exchange, at specified intervals, the calculated difference between fixed and variable interest amounts on $200 million of its debt. This swap, which has a fair value at March 31, 2001 of $0.5 million, was designated as a cash flow hedge of the underlying variable-rate interest payments and was recorded as a current liability in the Company's Balance Sheet. Since an assessment of the hedging relationship revealed that it was 100% effective, the entire unrealized loss, net of tax, was recorded in Accumulated Other Comprehensive Income (OCI) within Stockholders' Equity. When the hedged cash flow is realized as interest expense, the related loss in OCI will be recorded as additional interest expense. Amounts in OCI are expected to be reclassified into earnings within the next twelve months.

FORWARD EXCHANGE

The Company manufactures and sells its products in a number of countries throughout the world and, as a result, is exposed to movements in foreign currency exchange rates. The Company also enters into foreign currency denominated inter-company debt. The primary purpose of the Company's foreign currency hedging activities is to manage the volatility associated with foreign currency payments to related entities or to vendors for purchases of materials and with foreign currency collections from customers in the normal course of business. The Company primarily utilizes forward exchange contracts with maturities of less than twelve months, which qualify as foreign currency hedges. These hedges are intended to offset the effect of transaction gains and losses, which arise when payments or collections in a foreign currency are made or received one to three months after the asset or liability is generated. The fair value of these instruments at March 31, 2001 was negligible. Since the Company's assessment of these hedges revealed no ineffectiveness, gains and losses on these instruments are deferred in OCI, net of tax, until the underlying transaction gain or loss is recognized in earnings. Amounts in OCI are expected to be reclassified into earnings within the next twelve months.

FOREIGN CURRENCY DENOMINATED DEBT (NET INVESTMENT HEDGING)

The Company is exposed to foreign currency risk when the financial statements of its non-U.S. dollar subsidiaries are translated into its functional currency. In order to hedge its net investment position in select subsidiaries, the Company has entered into foreign currency denominated debt. Since the Company's assessment of these hedges revealed no ineffectiveness, all of the transaction gains and losses associated with this debt are reflected in the foreign currency translation adjustment in OCI.

                            U.S. INDUSTRIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(TABULAR AMOUNTS IN MILLIONS)

NOTE 13--SUPPLEMENTAL JOINT ISSUER AND GUARANTOR FINANCIAL INFORMATION

The following represents the supplemental consolidating condensed financial statements of U.S. Industries, Inc. ("USI"), USI Global and USIAH which are the jointly obligated issuers of the Notes, and USI Atlantic, which is the guarantor of the Notes, and their non-guarantor subsidiaries, as of March 31, 2001 and September 30, 2000 and for the three and six months ended March 31, 2001 and 2000, respectively. Separate consolidated financial statements of USI, USI Global, USI Atlantic and USIAH are not presented, as management has determined that they would not be material to investors.

                                                                             Second Quarter 2001
                                                ----------------------------------------------------------------------------
                                                              USI       US1           Nonguarantor
                                                   USI      Global   Atlantic  USIAH  Subsidiaries Eliminations Consolidated
                                                 --------   -------  --------  -----  -----------  ------------ ------------
Net Sales .....................................    $   --    $  --    $  --    $  --    $  617.1    $   --     $  617.1
Operating costs and expenses:
  Cost of products sold ........................       --       --       --       --       424.1        --        424.1
  Selling, general and administrative
    expenses ...................................      5.0       --       --       --       153.2        --        158.2
  Restructuring charge .........................       --       --       --       --          --        --           --
                                                   ------  -------   ------    -----    --------    ------     --------
Operating income (loss) ........................     (5.0)      --       --       --        39.8        --         34.8
Interest expense ...............................    (11.8)   (11.5)      --       --        (0.8)      --         (24.1)
Interest income ................................      6.1       --       --       --         0.6        --          6.7
Intercompany interest income (expense), net ....     (6.9)    15.6       --       --        (8.7)       --           --
Other income (expense), net ....................     (2.2)      --       --       --        (8.2)       --        (10.4)
Other intercompany income (expense) ............       --    (15.4)      --     15.4          --        --           --
Equity in earnings of investees, net ...........     12.8      4.8      9.2       --          --     (26.8)          --
                                                   ------  -------   ------    -----    --------    ------     --------
Income (loss) before income taxes and
  discontinued operations ......................     (7.0)    (6.5)     9.2     15.4        22.7     (26.8)         7.0
Provision (benefit) for income taxes ...........     (7.9)    (4.6)      --      6.2        11.9        --          5.6
                                                   ------  -------   ------    -----    --------    ------     --------
Income from continuing operations ..............      0.9     (1.9)     9.2      9.2        10.8     (26.8)         1.4
Loss from discontinued operations, net of tax ..       --       --       --       --        (0.5)       --         (0.5)
                                                   ------  -------   ------    -----    --------    ------     --------
Net income (loss) ..............................   $  0.9  $  (1.9)  $  9.2    $ 9.2    $   10.3    $(26.8)    $    0.9
                                                   ======  =======   ======    =====    ========    ======     ========


                                                                                 First Half 2001
                                                ----------------------------------------------------------------------------
                                                              USI       US1           Nonguarantor
                                                   USI      Global   Atlantic  USIAH  Subsidiaries Eliminations Consolidated
                                                 --------   -------  --------  -----  -----------  ------------ ------------

Net Sales ......................................   $  --    $  --    $  --     $  --    $1,157.9    $   --     $1,157.9
Operating costs and expenses:
  Cost of products sold ........................      --       --       --        --       795.1        --        795.1
  Selling, general and administrative
    expenses ...................................     9.8       --       --        --       302.4        --        312.2
  Restructuring charge .........................      --       --       --        --         1.5        --          1.5
                                                   ------  -------   ------    -----    --------    ------     --------
Operating income (loss) ........................    (9.8)      --       --        --        58.9        --         49.1
Interest expense ...............................   (21.5)   (20.8)      --        --        (1.8)       --        (44.1)
Interest income ................................    12.1       --       --        --         1.8        --         13.9
Intercompany interest income
  (expense), net ...............................   (10.8)    27.2       --        --       (16.4)       --           --
Other income (expense), net ....................    (6.5)     1.2       --        --       (10.5)       --        (15.8)
Other intercompany income (expense) ..........        --    (30.8)      --      30.8          --        --           --
Equity in earnings of investees, net ...........    19.0      7.3     18.5        --          --     (44.8)          --
                                                   ------  -------   ------    -----    --------    ------     --------
Income (loss) before income taxes and
  discontinued operations ......................   (17.5)   (15.9)    18.5      30.8        32.0     (44.8)         3.1
Provision (benefit) for income taxes ...........   (14.6)    (9.3)      --      12.3        15.7        --          4.1
                                                   ------  -------   ------    -----    --------    ------     --------
Income from continuing operations ..............    (2.9)    (6.6)    18.5      18.5        16.3     (44.8)        (1.0)
Loss from discontinued operations, net of tax ..      --       --       --        --        (1.9)       --         (1.9)
                                                   ------  -------   ------    -----    --------    ------     --------
Net income (loss) ..............................   $(2.9)  $ (6.6)   $18.5     $18.5    $   14.4    $(44.8)      $ (2.9)
                                                   =====   ======    =====     =====    ========    ======       ======

                            U.S. INDUSTRIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(TABULAR AMOUNTS IN MILLIONS)

NOTE 13--SUPPLEMENTAL JOINT ISSUER AND GUARANTOR FINANCIAL INFORMATION
(CONTINUED)


                                                                                      Second Quarter 2000
                                                  ---------------------------------------------------------------------------------
                                                              USI      USI                             Nonguarantor
                                                     USI     Global  Atlantic   USIAH    Subsidiaries  Eliminations  Consolidated
                                                  -------   -------  --------  -------   ------------  ------------ ---------------
Net Sales .....................................    $  --     $  --     $  --    $  --    $    913.2   $   --        $    913.2
Operating costs and expenses:
  Cost of products sold .......................       --        --        --       --         638.6       --             638.6
  Selling, general and administrative
    expenses ..................................        5.2       0.1      --       --         201.2       --             206.5
  Restructuring charge ........................       --        --        --       --          13.1       --              13.1
                                                   -------   -------   -------  -------  ----------   --------      ----------
Operating income (loss) .......................       (5.2)     (0.1)     --       --          60.3       --              55.0

Interest expense ..............................      (10.3)    (10.9)     --       --          (1.7)      --             (22.9)
Interest income ...............................        0.6      --        --       --           0.9       --               1.5
Intercompany interest income (expense), net ...        3.2      15.2      --       --         (18.4)      --              --
Gain on sale of Diversified businesses ........       --        --        --       --          24.1       --              24.1
Other (income) expense, net ...................       --        --        --       --          (1.9)      --              (1.9)
Management fee income (expense) ...............       15.1      --        --       --         (15.1)      --              --
Other intercompany (income) expense ...........       --       (15.4)     --       15.4        --         --              --
Equity in earnings of investees, net ..........       32.4      37.6       9.2     --          --        (79.2)           --
                                                   -------   -------   -------  -------  ----------   --------      ----------
Income before income taxes and
  discontinued operations .....................       35.8      26.4       9.2     15.4        48.2      (79.2)           55.8
Provision (benefit) for income taxes ..........        1.3      (4.5)     --        6.2        18.3       --              21.3
                                                   -------   -------   -------  -------  ----------   --------      ----------
Net income (loss) .............................    $  34.5   $  30.9   $   9.2  $   9.2  $     29.9   $  (79.2)     $     34.5
                                                   =======   =======   =======  =======  ==========   ========      ==========


                                                                                       First Half 2000
                                                  ---------------------------------------------------------------------------------
                                                              USI      USI                             Nonguarantor
                                                     USI     Global  Atlantic   USIAH    Subsidiaries  Eliminations  Consolidated
                                                  -------   -------  --------  -------   ------------  ------------ ---------------

Net Sales .....................................    $  --     $  --     $  --    $  --    $  1,703.7   $   --        $  1,703.7
Operating costs and expenses:
  Cost of products sold .......................       --        --        --       --       1,184.5       --           1,184.5
  Selling, general and administrative expenses         9.9      (0.5)     --       --         388.2       --             397.6
  Restructuring charge ........................       --        --        --       --          13.1       --              13.1
                                                   -------   -------   -------  -------  ----------   --------      ----------
Operating income (loss) .......................       (9.9)      0.5      --       --         117.9       --             108.5

Interest expense ..............................      (20.2)    (21.6)     --       --          (3.8)      --             (45.6)
Interest income ...............................        0.6      --        --       --           1.8       --               2.4
Intercompany interest income (expense), net ...        6.4      32.3      --       --         (38.7)      --              --
Gain on sale of Diversified businesses ........       --        --        --       --          24.1       --              24.1
Other income (expense), net ...................       --        --        --       --          (1.4)      --              (1.4)
Management fee income (expense) ...............       15.1      --        --       --         (15.1)      --              --
Other intercompany income (expense) ...........       --       (30.8)     --       30.8        --         --              --
Equity in earnings of investees, net ..........       59.2      49.9      18.5     --          --       (127.6)           --
                                                   -------   -------   -------  -------  ----------   --------      ----------
Income before income taxes and
  discontinued operations .....................       51.2      30.3      18.5     30.8        84.8     (127.6)           88.0
Provision (benefit) for income taxes ..........       (3.2)     (7.8)     --       12.3        32.3       --              33.6
                                                   -------   -------   -------  -------  ----------   --------      ----------
Net income (loss) .............................    $  54.4   $  38.1   $  18.5  $  18.5  $     52.5   $ (127.6)     $     54.4
                                                   =======   =======   =======  =======  ==========   ========      ==========

                            U.S. INDUSTRIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(TABULAR AMOUNTS IN MILLIONS)

NOTE  13--SUPPLEMENTAL JOINT ISSUER AND GUARANTOR FINANCIAL INFORMATION
(CONTINUED)


                                                                           At March 31. 2001
                                          -----------------------------------------------------------------------------------------
                                                        USI         USI                 Nonguarantor
                                               USI     Global     Atlantic     USIAH    Subsidiaries    Eliminations   Consolidated
                                           ---------- ---------  -----------  --------  -------------   ------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents ...........   $      0.2  $    --   $     --     $     --     $     11.8    $     --      $     12.0
  Trade receivables, net ..............          --        --         --           --          492.5          --           492.5
  Inventories .........................          --        --         --           --          508.0          --           508.0
  Deferred income taxes ...............         60.9       --         --           --            0.1          --            61.0
  Other current assets ................         17.7       --         --           --           35.7          --            53.4
                                          ---------- ----------  ----------   ---------   ----------    ----------    ----------
     Total current assets .............         78.8       --         --           --        1,048.1          --         1,126.9

  Property, plant and equipment, net ..          0.6       --         --           --          417.1          --           417.7
  Other assets ........................        177.6       --         --          908.0        209.9        (908.0)        387.5
  Goodwill, net .......................          --        --         --           --          526.9          --           526.9
  Investments in subsidiaries .........      1,939.8    1,421.6     1,015.1        --           --        (4,376.5)         --
  intercompany receivable
    (payable), net.....................       (819.3)     567.7        32.6       107.1        111.9          --            --
                                          ---------- ----------  ----------   ---------   ----------    ----------    ----------
   Total assets .......................   $  1,377.5 $  1,989.3  $  1,047.7   $ 1,015.1   $  2,313.9    $ (5,284.5)   $  2,459.0
                                          ========== ==========  ==========  ==========   ==========    ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable .......................   $     --   $     --    $     --     $     --    $     12.4    $     --      $     12.4
   Current maturities of long-term debt        287.7      431.9        --           --           1.1          --           720.7
  Trade accounts payable ..............          0.6       --          --           --         211.2          --           211.8
  Accrued expenses and other
    current liabilities ...............         26.2        7.7         0.2         --         151.2          --           185.3
  Income taxes payable ................          0.8       --           --          --            --          --             0.8
                                          ---------- ----------  ----------   ---------   ----------    ----------    ----------
   Total current liabilities ..........        315.3      439.6         0.2         --         375.9          --         1,131.0

  Long-term debt ......................        248.9      123.8         --          --           9.4          --           382.1
  Deferred income taxes ...............          3.4       --           --          --           7.2          --            10.6
  Other liabilities ...................        109.4       --           --          --         125.4          --           234.8
                                          ---------- ----------  ----------   ---------   ----------    ----------    ----------
   Total liabilities ..................        677.0      563.4         0.2         --         517.9          --         1,758.5
  Commitments and contingencies
  Stockholders' equity ................        700.5    1,425.9     1,047.5     1,015.1      1,796.0      (5,284.5)        700.5
                                          ---------- ----------  ----------   ---------   ----------    ----------    ----------
   Total liabilities and stockholders'
     equity ...........................   $  1,377.5 $  1,989.3  $  1,047.7  $  1,015.1   $  2,313.9    $ (5,284.5)   $  2,459.0
                                          ========== ==========  ==========  ==========   ==========    ==========    ==========


                              U.S. INDUSTRIES, INC.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(TABULAR AMOUNTS IN MILLIONS)

NOTE  13--SUPPLEMENTAL   JOINT  ISSUER  AND  GUARANTOR  FINANCIAL   INFORMATION
(CONTINUED)




                                                                          At September 30, 2000
                                     -----------------------------------------------------------------------------------------------
                                                    USI       USI                 Nonguarantor
                                          US1     Global    Atlantic     USIAH    Subsidiaries  Eliminations     Consolidated
                                    ----------  ---------- ---------- ----------  ------------  ------------     ------------
ASSETS
Current assets:
  Cash and cash equivalents .....   $      0.1  $     --   $     --   $     --    $     24.6  $     --        $     24.7
  Trade receivables, net ........         --          --         --         --         517.2        --             517.2
  Inventories ...................         --          --         --         --         494.1        --             494.1
  Deferred income taxes .........         60.9        --         --         --           0.5        --              61.4
  Other current assets ..........         15.2        --         --         --          30.2        --              45.4
                                    ----------  ---------- ---------- ----------  ----------  ----------      ----------
   Total current assets .........         76.2        --         --         --       1,066.6        --           1,142.8

  Property, plant and
    equipment, net ..............          0.5        --         --         --         420.0        --             420.5
  Other assets ..................        183.6        --         --        908.0       203.6      (908.0)          387.2
  Goodwill, net .................         --          --         --         --         540.7        --             540.7
  Investments in subsidiaries ...      1,215.9     1,298.2      984.3       --          --      (3,498.4)            --
  Intercompany receivable
    (payable), net ..............        (98.4)       83.8       32.5       76.3       (94.2)       --               --
                                    ----------  ---------- ---------- ----------  ----------  ----------      ----------
   Total assets .................   $  1,377.8  $  1,382.0 $  1,016.8 $    984.3  $  2,136.7  $ (4,406.4)     $  2,491.2
                                    ==========  ========== ========== ==========  ==========  ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable .................   $     --    $     --   $     --   $     --    $     29.1  $     --        $     29.1
  Current maturities of
    long-term debt ..............        158.1        --         --         --         (17.4)       --             140.7
  Trade accounts payable ........         --          --         --         --         195.8        --             195.8
  Accrued expenses and other
    liabilities .................         29.0         5.4       --         --         188.2        --             222.6
  Income taxes payable ..........          7.4        --         --         --           1.2        --               8.6
                                    ----------  ---------- ---------- ----------  ----------  ----------      ----------
   Total current liabilities ....        194.5         5.4       --         --         396.9        --             596.8

  Long-term debt ................        306.8       542.5       --         --          35.6        --             884.9
  Deferred income taxes .........          6.0        --         --         --           3.5        --               9.5
  Other liabilities .............        116.8        --         --         --         129.5        --             246.3
                                    ----------  ---------- ---------- ----------  ----------  ----------      ----------
   Total liabilities ............        624.1       547.9       --         --         565.5        --           1,737.5
Commitments and contingencies
  Stockholders' equity ..........        753.7       834.1    1,016.8      984.3     1,571.2    (4,406.4)          753.7
                                    ----------  ---------- ---------- ----------  ----------  ----------      ----------
   Total liabilities and
     stockholders' equity .......   $  1,377.8  $  1,382.0 $  1,016.8 $    984.3  $  2,136.7  $ (4,406.4)     $  2,491.2
                                    ==========  ========== ========== ==========  ==========  ==========      ==========


                                   U.S. INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                              (TABULAR AMOUNTS IN MILLIONS)


NOTE 13--SUPPLEMENTAL JOINT ISSUER AND GUARANTOR FINANCIAL INFORMATION
  (CONTINUED)



                                                                            FIRST HALF OF 2001
                                          --------------------------------------------------------------------------------------
                                                         USI        USI               NONGUARANTOR
                                             USI       GLOBAL     ATLANTIC   USIAH    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                          ---------   ---------   --------   -----    -------------   ------------   ------------
NET CASH (USED IN) PROVIDED BY
  OPERATING ACTIVITIES.................   $  (27.5)   $  (11.5)    $   --    $  --      $  17.0          $ --        $  (22.0)

INVESTING ACTIVITIES:
Proceeds from sale of businesses.......         --          --         --       --          7.5            --             7.5
Purchases of property, plant and
  equipment............................       (0.1)         --         --       --        (44.1)           --           (44.2)
Proceeds from sale of excess
  real estate..........................         --          --         --       --          3.2            --             3.2
Proceeds from sales fixed assets.......         --          --         --       --          4.8            --             4.8
Net transfers with subsidiaries........      (22.2)      (24.9)        --       --           --          47.1              --
Other investing activities, net........         --          --         --       --         (0.8)           --            (0.8)
                                          ---------   ---------   --------   -----    -------------   -----------   ------------
NET CASH (USED IN) PROVIDED BY
  INVESTING ACTIVITIES.................      (22.3)      (24.9)        --       --        (29.4)         47.1           (29.5)

FINANCING ACTIVITIES:
Proceeds from long-term debt...........    1,017.2        20.0         --       --           --            --         1,037.2
Repayment of long-term debt............     (944.8)         --         --       --         (7.0)           --          (951.8)
Proceeds from the sale of accounts
  receivable...........................       29.1          --         --       --           --            --            29.1
Proceeds (repayment) of notes
  payable, net.........................         --          --         --       --        (16.2)           --           (16.2)
Proceeds from exercise of stock
  options..............................        0.3          --         --       --           --            --             0.3
Purchase of treasury stock.............      (43.1)         --         --       --           --            --           (43.1)
Payment of dividends...................       (7.7)         --         --       --           --            --            (7.7)
Net transfers with parent..............         --        22.2         --       --         24.9         (47.1)             --
                                          ---------   ---------   --------   -----    -------------   -----------   ------------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES.................       51.0        42.2         --       --          1.7         (47.1)           47.8

Effect of exchange rate changes on
  cash and cash equivalents............       (1.1)       (5.8)        --       --         (2.1)           --            (9.0)
                                          ---------   ---------   --------   -----    -------------   -----------   ------------
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS..........................        0.1          --         --       --        (12.8)           --           (12.7)

Cash and cash equivalents at beginning
  of period............................        0.1          --         --       --         24.6            --            24.7
                                          ---------   ---------   --------   -----    -------------   -----------   ------------
CASH AND CASH EQUIVALENTS AT END OF
  PERIOD...............................   $    0.2    $     --     $   --    $  --      $  11.8        $   --        $   12.0
                                          =========   =========   ========   =====    =============   ===========   ============

                              U.S. INDUSTRIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(TABULAR AMOUNTS IN MILLIONS)

NOTE 13--SUPPLEMENTAL JOINT ISSUER AND GUARANTOR FINANCIAL INFORMATION
(CONTINUED)

                                                                           FIRST HALF OF 2000
                                    -----------------------------------------------------------------------------------------------
                                                    USI          USI                  NONGUARANTOR
                                      USI          GLOBAL      ATLANTIC      USIAH    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                    ---------    ----------   ----------    --------  ------------    -------------   -------------
NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES...........    $  14.0      $ (14.0)     $    --     $     --     $ (122.5)     $      --            $ (122.5)

INVESTING ACTIVITIES:
Proceeds from sale of
 businesses......................         --           --           --           --        420.5             --               420.5
Acquisition of companies, net of
 cash acquired...................         --           --           --           --         (6.9)            --                (6.9)
Purchases of property, plant and
 equipment.......................         --           --           --           --        (45.1)            --               (45.1)
Proceeds from sale of excess real
 estate..........................         --           --           --           --          5.5             --                 5.5
Proceeds from sales of property,
  plant and equipment............         --           --           --           --          0.9             --                 0.9
Net transfers with subsidiaries..      131.0        265.0           --           --           --         (396.0)                 --
Other investing activities.......         --           --           --           --         (1.1)            --                (1.1)
                                     -------      -------      -------     --------     --------      ---------            --------
NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES...........      131.0        265.0           --           --        373.8         (396.0)             373.8

FINANCING ACTIVITIES:
Proceeds from long-term debt.....    1,603.0           --           --           --          5.9             --            1,608.9
Repayment of long-term debt......   (1,692.0)      (120.0)          --           --        (19.6)            --           (1,831.6)
Repayment of notes payable, net..         --           --           --           --          3.6             --                3.6
Payment of dividends.............       (8.6)          --           --           --           --             --               (8.6)
Proceeds from exercise of stock
 options.........................       (0.6)          --           --           --           --             --                0.6
Purchase of treasury stock.......      (47.4)          --           --           --           --             --              (47.4)
Net transfers with parent........         --       (131.0)          --           --       (265.0)         396.0                  --
                                     -------      -------      -------     --------     --------      ---------            --------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES...........     (144.4)      (251.0)          --           --       (275.1)         396.0             (274.5)

Effect of exchange rate changes
 on cash and cash equivalents....       (0.6)          --           --           --         (2.2)             --               (2.8)
                                     -------      -------      -------     --------     --------      ---------            --------
DECREASE IN CASH AND CASH
 EQUIVALENTS.....................         --           --           --           --        (26.0)            --              (26.0)

Cash and cash equivalents at
 beginning of period.............         --           --           --           --         57.7             --               57.7
                                     -------      -------      -------     --------     --------      ---------            --------
CASH AND CASH EQUIVALENTS AT END
 OF PERIOD.......................    $    --      $    --      $    --     $     --     $   31.7      $      --            $  31.7
                                     =======      =======      =======     ========     ========      =========            ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(TABULAR AMOUNTS IN MILLIONS)

DISCLOSURE CONCERNING FORWARD-LOOKING STATEMENTS

In December 1995, the Private Securities Litigation Reform Act of 1995 (the "Act") was enacted by the United States Congress. The Act, as amended, contains certain amendments to the Securities Act of 1933 and the Securities Exchange Act of 1934. These amendments provide protection from liability in private lawsuits for "forward-looking" statements made by public companies. The Company takes advantage of the "safe harbor" provisions of the Act.

This Quarterly Report on Form 10-Q contains both historical information and other information that may be used to infer future performance. Examples of historical information include the Company's quarterly financial statements and the commentary on past performance contained in its MD&A. While the Company has specifically identified certain information as being forward-looking in the context of its presentation, the Company cautions the reader that, with the exception of information that is clearly historical, all the information contained in this Quarterly Report on Form 10-Q should be considered to be "forward-looking statements" as referred to in the Act. Without limitation, when it uses the words "believe," "estimate," "plan," "expect," "intend," "anticipate," "continue," "project," "probably," "should" and similar expressions, the Company intends to clearly express that the information deals with possible future events and is forward-looking in nature.

Forward-looking information involves risks and uncertainties. This information is based on various factors and assumptions about future events that may or may not actually come true. As a result, the Company's operations and financial results in the future could differ substantially from those the Company has discussed in the forward-looking statements in this Quarterly Report and other documents that have been filed with the Securities and Exchange Commission. In particular, various economic and competitive factors, including those outside the Company's control, such as interest rates, foreign currency exchange rates, instability in domestic and foreign financial markets, consumer spending patterns, energy costs and availability, freight costs, availability of consumer and commercial credit, adverse weather, levels of residential and commercial construction, and changes in raw material costs, could cause the Company's actual results during the remainder of 2001 and in future years to differ materially from those expressed in any forward-looking statement made in this Quarterly Report on Form 10-Q. In addition, the Company's future results are subject to uncertainties relating to the Company's ability to consummate its business strategy, including the refinancing of its debt, and realizing market synergies and cost savings from the integration of its acquired businesses. All subsequent written and oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the foregoing factors.

RESULTS OF OPERATIONS

GENERAL

U.S. Industries, Inc., together with its subsidiaries, (the "Company") manufactures and distributes a broad range of consumer and industrial products through its three operating segments: Bath & Plumbing, Lawn & Garden (previously referred to as "Hardware & Tools") and Lighting. On March 24, 2000, the Company completed the disposition of a majority equity interest in its Diversified segment. Since then, the Company has accounted for the retained interest in its Diversified segment under the equity method of accounting. The results of all operations classified as discontinued are excluded from the following discussions of the Company's operating results and are discussed separately under the caption, "Discontinued Operations."

OVERALL


                                     Second Quarter             First Half
                                   2001          2000         2001         2000
                                  ------       -------       ------       ------

NET SALES
  Bath & Plumbing ............   $ 285.9       $ 342.2     $  554.7      $  643.8
  Lawn & Garden ..............     144.9         156.6        226.9         247.5
  Lighting ...................     186.3         202.3        376.3         398.4
  Diversified ................        --         212.1           --         414.0
                                 -------       -------     --------       -------
   TOTAL NET SALES ...........   $ 617.1       $ 913.2     $1,157.9      $1,703.7
                                 =======       =======     ========      ========
OPERATING INCOME
  Bath & Plumbing ............   $  24.0       $  19.3     $   41.4      $   43.7
  Lawn & Garden  .............       7.3          17.3         (0.1)         21.3
  Lighting ...................       8.6           7.1         17.8          16.5
  Diversified ................        --          16.2           --          35.4
                                 -------       -------     --------       -------
                                    39.9          59.9         59.1         116.9
  Corporate expenses .........      (5.1)         (4.9)       (10.0)         (8.4)
                                 -------       -------     --------       -------
   TOTAL OPERATING INCOME ....   $  34.8       $  55.0     $   49.1      $  108.5
                                 =======       =======     ========      ========


The Company's overall sales decreased 32% for both the second quarter and first half of 2001. Sales decreased by 25% in the second quarter and 26% in the first half of 2001 because of the disposal of the Company's Diversified businesses in March 2000, its fire protection business in January 2000 and its European HVAC business in November 2000. The European HVAC and fire protection businesses, both of which were included in its Bath & Plumbing segment, provided the Company with $13.2 million and $39.9 million of sales in the second quarter and first half of 2000, respectively, while only contributing $4.2 million of sales in the first half of 2001 prior to their disposal. The remaining decreases of 7% and 6%, respectively, were attributable to a weaker economy, inclement weather in the Company's major markets and unfavorable currency exchange rates. The weakening of the euro and British pound relative to the U.S. dollar, reduced sales by approximately $12.1 million and $31.5 million for the second quarter and first half of 2001, respectively.

The Company's overall operating income decreased 37% for the second quarter and 55% for the first half of 2001. Operating income for the second quarter and first half of 2000 include $16.2 million and $35.4 million, respectively, related to the Diversified segment. Restructuring and non-recurring charges included in operating income were $0.3 million for the second quarter of 2001 compared to $13.7 million in the second quarter of 2000. The first half of 2001 included $10.0 million in restructuring and non-recurring charges compared to $14.0 million in the first half of 2000. Operating income was negatively impacted by lower sales, increased freight and energy costs, higher distribution costs and unfavorable currency translation.

BATH & PLUMBING

In the Company's Bath & Plumbing segment, sales decreased 16% for the second quarter and 14% for the first half of 2001. Sales decreased 4% for the second quarter and 6% for the first half of 2001 because of the Company's disposal of its Fire Protection and European HVAC businesses. The remaining decreases were primarily the result of a weaker U.S. economy and inclement weather in the Company's major markets. This segment was also impacted by unfavorable currency exchange rates and the discontinued product lines announced in the fourth quarter of 2000 in this segment's U.S. Brass operations. The unfavorable currency exchange rates accounted for approximately $6.2 million and $13.5 million of the decrease in sales for the second quarter and first half of 2001, respectively. The discontinued product lines accounted for $11.6 million and $14.5 million of the reduction in sales for the second quarter and first half of this year, respectively.

Operating income for Bath & Plumbing was impacted by non-recurring charges of $0.3 million and $4.8 million for the second quarter and first half of 2001, respectively, and a $13.1 million restructuring charge incurred in the second quarter of 2000. The non-recurring charges relate to accelerated depreciation and operating expenses associated with the discontinuance of an unprofitable product line. The restructuring charge relates to the closure of a corporate office. Operating income decreased 25% in the second quarter and 19% in the first half of 2001 after excluding restructuring and non-recurring charges. The decrease was primarily due to the decrease in sales discussed above. Also contributing to this decrease was an increase in unabsorbed overhead and energy and freight rates over the prior year and the effects of currency translation.

LAWN & GARDEN

The Company's Lawn & Garden sales decreased by 7% in the second quarter and 8% in the first half of 2001. The decreases in sales were primarily the result of poor weather in the U.S. and U.K., inventory reduction initiatives by major customers, unfavorable currency exchange rates and the Company's disposal of its Keller Ladder business in the first quarter of 2000. The unfavorable currency exchange rate fluctuations reduced the Company's second quarter and first half sales by approximately $2.8 million and $6.0 million, respectively. The Keller ladder business had sales of $3.9 million in the first quarter of 2000.

The first half operating loss in the Company's Lawn & Garden segment was primarily caused by $3.8 million in restructuring and non-recurring charges incurred in the first quarter of 2001. The charges were attributable to the relocation from the old distribution center. Excluding the restructuring and non-recurring charges, operating income decreased 58% in the second quarter and 83% in the first half of 2001 as a result of the sales shortfall, higher warehousing and distribution costs due to higher-than-normal inventory levels at Ames True Temper and under absorption of fixed costs as manufacturing production schedules were curtailed to reduce inventories.

Inventory levels were higher than expected due to the opening of a new master distribution center in December 2000, which coincided with the Company's major customers' inventory reduction programs. As a result, warehouse and distribution costs significantly increased from prior year. Shipments in March and April have recovered to prior year levels and production cutbacks have substantially reduced inventory levels. Due to these recent more favorable sales trends and outlook, inventories are expected to return to normal levels before the end of the fiscal year.

LIGHTING

Sales in the Company's Lighting segment decreased 8% in the second quarter and 6% in the first half of 2001 when compared to the respective periods in the prior year. Sales decreased by $4.9 million or 2% in the second quarter and $9.5 million or 2% in the first half of 2001 because of a discontinued residential product line in the prior year. The remaining decreases were largely due to a weaker economy and unfavorable currency exchange rates in translating the results of this segment's European lighting business into U.S. dollars. Exchange rates impacted the sales comparison with prior year by approximately $3.1 million for the quarter and $12.0 million for the first half of 2001.

Operating income in the Company's Lighting segment for the first half of 2001 contains $1.4 million in non-recurring charges, all recorded in the first quarter, related to product sourcing initiatives. Fiscal 2000 includes $0.6 million and $0.9 million of non-recurring charges in the second quarter and first half, respectively, related to a discontinued product line. Operating income before non-recurring charges increased 12% in the second quarter and 10% in the first half of 2001 despite the decrease in sales primarily because of cost control initiatives and other improvements principally in the commercial and institutional indoor lighting division.

INTEREST INCOME AND EXPENSE

Interest expense increased $1.2 million for the second quarter and decreased $1.5 million for the first half of 2001 compared to the respective prior year periods. The decrease in the first half is attributable to the Company's lower debt levels since the sale of its Diversified businesses in March 2000. The savings was largely offset in the second quarter of 2001, resulting in an increase in expense for the quarter, by higher interest rates in connection with the amendment of the Company's Revolving Facilities as discussed in NOTE 3 to the Company's Condensed Consolidated Financial Statements. The Company received 12.5% notes as part of the sale of its Diversified businesses in March 2000. Interest on these notes totaled $5.7 million and $11.5 million for the second quarter and first half of 2001, respectively. Interest earned on these notes has been the primary factor contributing to the increase in the Company's interest income this year.

OTHER

Other income and expense includes equity earnings in Strategic and Rexair of $0.2 million for the second quarter and $0.9 million for the first half of 2001. On March 24, 2000, in two separate transactions, the Company disposed of a majority equity interest in its Diversified segment. In the first transaction, which involved all the businesses in this segment other than Rexair, the Company received cash proceeds and senior notes issued by Strategic. In addition, Strategic assumed a portion of the Company's existing bank debt. At March 31, 2001, the Company held a preferred equity interest in Strategic having a stated value of approximately $18 million as well as a 15.8% common equity interest. The Company also held senior notes with a face value of $184 million, which bear interest at 12.5%. The Company currently has the right to market and sell the senior notes. In the second transaction, the Company sold a 75% common equity interest in Rexair. The Company held a 25% common equity interest in Rexair at March 31, 2001.

Contributing to the increase in other expenses over the second quarter of last year was a $7.0 million non-cash loss on the disposal of the Saws Division of Spear & Jackson , which was part of the Company's Lawn & Garden segment (see
NOTE 10 to the Company's Condensed Consolidated Financial Statements). Other expenses were also adversely impacted by the write-off of certain costs associated with the Company's proposed spin-off of LCA Group (see NOTE 9 to the Company's Condensed Consolidated Financial Statements) and the discount on the sale of accounts receivable (see NOTE 5 to the Company's Condensed Consolidated Financial Statements). Furthermore, other expenses, net for the first half of 2000 reflects a gain of $3.2 million on the disposal of some excess property. In second quarter and first half of 2000, the Company also recorded a $24.1 million gain related to the sale of its Diversified businesses (see Note 10 to the Company's Condensed Consolidated Financial Statements).

RESTRUCTURING AND OTHER NON-RECURRING CHARGES

BATH & PLUMBING

Non-recurring charges recorded during fiscal 2001 in the Company's Bath & Plumbing segment relates to a decision to discontinue its Valley line of faucets, Eastman line of connectors and Sanitary Dash line of under-the-sink pipes. This decision was made in September 2000 upon completion of a strategic review of certain operations in the Company's Bath & Plumbing segment. The charges of $0.3 million and $4.8 million recorded in the second quarter and first half of fiscal 2001,respectively, consist primarily of accelerated depreciation on machinery that was used to complete the remaining in-process inventory. Also, in the second quarter of 2000, the Company decided to close the former Zurn Industries corporate office in Dallas, Texas, which resulted in the termination of 30 employees in its Bath & Plumbing segment. As a result, the Company recorded a restructuring charge of $13.1 million, which includes severance costs of $1.9 million, lease commitment costs of $9.1 million and asset write-offs of $2.1 million.

LAWN & GARDEN

The Company's Lawn & Garden segment recorded restructuring and non-recurring charges in the first quarter of 2001 related to the relocation of a distribution center. The charges of $3.8 million include severance costs of $1.5 million for the termination of 118 employees and $2.3 million in start-up costs associated with the new master distribution center.

LIGHTING

The Company's Lighting segment recorded $1.4 million in non-recurring charges related to product sourcing initiatives during the first quarter of 2001. Lighting also incurred charges of $0.6 million and $0.9 million for the second quarter and first half of 2000, respectively, related to the Company's decision to discontinue an unprofitable residential product line.

OTHER

The Company recorded $2.4 million and $6.8 million in the second quarter and first half of 2001, respectively, for professional fees associated with the proposed spin-off of the LCA Group. The Company also recorded a loss on the sale of its U.K. tool business of $7.0 million in the second quarter of 2001. These costs have been classified as "Other expenses" on the Company's Condensed Consolidated Statements of Operations.

As of March 31, 2001, the Company has remaining accruals of $10.2 million for restructuring costs. The activity in its liability accounts by cost category is as follows:

                                                             Lease and
                                                              Contract              Severance
                                                              Related              and Related          Total
                                                              Accruals               Accruals         Accruals
                                                            -----------            ------------       --------

Balance at September 30, 2000 ....................           $  10.1                $    5.0           $   15.1
  Fiscal 2001 charges ............................                --                     1.5                1.5
  Cash payments ..................................              (2.0)                   (1.6)              (3.6)
  Other ..........................................                --                    (2.8)              (2.8)
                                                             -------                --------           --------
Balance at March 31, 2001 ........................           $   8.1                $    2.1           $   10.2
                                                             =======                ========           ========


Approximately $4.4 million of the reserves is included in the balance sheet caption "Accrued expenses and other current liabilities," while the remaining $5.8 million is recorded in the balance sheet caption "Other liabilities".

The Company expects the remaining accruals to be paid with cash over the periods provided by the severance and lease agreements of two and seven years, respectively.

TAXES

The effective tax rate was approximately 80% for the second quarter and 131% for the first half of 2001. This compares to 38% for both the second quarter and first half of 2000. The 2001 tax rates were affected by the $7 million loss on the sale of the Saws Division of Spear & Jackson. This loss was not deductible for tax purposes. Excluding the effects of this loss, the effective tax rates would be 40% for both the second quarter and first half of 2001.

DISCONTINUED OPERATIONS

The $1.9 million loss from discontinued operations incurred during the first half of 2001 was mainly attributable to the settlement of certain claims surrounding the previously disposed Power Systems businesses.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity and capital resources are cash and cash equivalents, cash provided from operations and available borrowings under the Company's Revolving Facilities (as defined below and in NOTE 3 to the Company's Condensed Consolidated Financial Statements).

Net cash used in operating activities was $22.0 million for the six months ended March 31, 2001 compared to $122.5 million for the comparable period of the prior year. In the current period, continuing operations used $20.1 million compared to $122.5 million in the comparable period of the prior year. The improvement was realized through implementing liquidity management actions, which was partially offset by decreased operating profits as discussed in the Results of Operations section

Net cash used in discontinued operations of $1.9 million for the six months ended March 31, 2001 relates mainly to the settlement of certain claims surrounding the previously disposed Power Systems businesses.

Net cash used in investing activities of $29.5 million for the six months ended March 31, 2001 consisted of $44.2 million for capital expenditures, partially offset by cash proceeds of $7.5 million received from the sale of the European HVAC operations and $8.0 million from the sale of excess real estate and fixed assets. Net cash provided by investing activities of $373.8 million for the six months ended March 31, 2000 was primarily comprised of cash proceeds of $420.5 million received from the sale of a majority interest in the Company's Diversified businesses and the sale of its fire protection, children's footwear and ladder operations and $6.4 million from the sale of excess real estate and fixed assets. This was partially offset by $45.1 million in capital expenditures and $6.9 million used for acquisitions.

Net cash provided by financing activities was $47.8 million for the six months ended March 31, 2001. This included net proceeds from long-term debt and notes of $69.2 million and an acceleration of cash flow from the sale of accounts receivable of $29.1 million, partially offset by dividend payments of $7.7 million and $43.1 million of cash used to purchase the Company's common stock for treasury. During October 1999, the Company entered into equity instrument contracts to purchase 2.8 million in shares of its common stock. These contracts were settled for $43.1 million during the first half of 2001. This transaction was the principal reason for the $53.2 million decrease in stockholders' equity. During 1999 and 2000, the Company's Board of Directors authorized share repurchase programs aggregating $350 million. As of March 31, 2001, the Company had repurchased $332 million of its common stock for treasury under these programs. In March 2001, the Company's Board of Directors indefinitely suspended the Company's quarterly payment of dividends.

During the three months ended December 31, 2000, the Company paid approximately $3.6 million related to its restructuring plans announced in fiscal 1998, 1999 and 2000, and expects an additional $4.4 million to be paid in the next 12 months. There have been no material changes in the nature or costs of the restructuring.

In January 2001, the Company entered into an agreement to sell defined pools of trade accounts receivable, at a discount from book value. The agreement expires on July 31, 2001. The discount is recorded as an expense, included under the caption "Other income (expense), net" in the Company's Condensed Consolidated Statement of Operations. During the second quarter and first half of 2001, the Company received net proceeds of $29.1 million and recorded an expense of $0.9 million related to these securitizations. At March 31, 2001, a net $30.0 million of the Company's accounts receivable had been sold under this agreement. Proceeds from the sale of the Company's receivables were used to pay down its Revolving Facilities as defined below.

Net cash used in financing activities was $274.5 million for the six months ended March 31, 2000. This included repayments of long-term debt and notes in excess of proceeds of $219.1 million. The cash for the repayments was generated by the proceeds from the sale of the Company's Diversified businesses discussed earlier. This was partially offset by dividend payments of $8.6 million and the purchase of $47.4 million of the Company's common stock for treasury.

The Company has a five-year revolving line of credit providing for borrowings in both US dollars and foreign currencies, which had original availability of $750 million (the "Credit Agreement"). The Credit Agreement was permanently reduced by $100 million on December 12, 1999 and $150 million on December 12, 2000. The Credit Agreement is scheduled to terminate on December 12, 2001. During fiscal 2000, the Company had a commercial paper program, supported by its $300 million 364-day credit facility (the "Credit Facility"). The commercial paper program has been suspended and the Company has been borrowing under the Credit Facility. The Credit Facility is scheduled to expire on October 26, 2001. The borrowings under the Credit Agreement and Credit Facility (together the "Revolving Facilities") are classified as current maturities on the Company's Condensed Consolidated Balance Sheet as of March 31, 2001. The Company had $80.5 million available under its Revolving Facilities as of March 31, 2001.

The Revolving Facilities contain certain covenants that require the Company to comply with maximum ratios of funded debt-to-capital and consolidated leverage. On February 16, 2001, the Company obtained from its lenders a waiver of non-compliance with the consolidated leverage ratio and an amendment to the Revolving Facilities, which contained, among other things, revised ratios of funded debt-to-capital and consolidated leverage. The amendment requires the Company to maintain a funded debt-to-capital ratio of
0.65 to 1:00 and a consolidated leverage ratio of 4:00 to 1:00 through June 30, 2001 and 3:75 to 1:00 from July 1, 2001 through September 30, 2001. Based upon current operating and cash flow trends (see RESULTS OF OPERATIONS, ITEM
2), there can be no assurance that the Company will meet the amended financial covenants. The Company also paid a fee to the lenders under the Revolving Facilities of approximately $1 million, and the lenders increased the spreads over London Interbank Offer Rate ("LIBOR") from 22.5 basis points to 175 basis points and the facility fee per annum on the entire facility from 10 basis points to 50 basis points. In addition, although the Revolving Facilities were previously unsecured, as a result of the amendment, the lenders of the Revolving Facilities were granted on April 30, 2001 security interests in substantially all of the assets and shares of the Company's domestic subsidiaries and 65% of the shares of certain of the Company's foreign subsidiaries. As a result of having the Revolving Facilities secured, the Company's long-term notes and the Rexair guarantee referred to below became secured on an equal and ratable basis with the Revolving Facilities.

In connection with the Company's sale to Strategic Industries, LLC ("Strategic") of a majority interest in Rexair (see NOTE 10), the Company guaranteed Rexair's $200 million credit facility ($170.6 million outstanding as of March 31, 2001). This guarantee required the Company to maintain a senior unsecured credit rating of Ba1 from Moody's and BB+ from S&P. Moody's and S&P have downgraded the ratings below the minimum ratings required by the Rexair credit agreement and, if not for the waiver noted below, the downgrade would constitute an event of default as defined by that agreement. As a result of the default, the Rexair lenders could require Rexair to repay the outstanding balance of the Rexair credit facility. The Company would be required to pay any amounts not repaid by Rexair. The Company's current debt structure does not have the capacity to pay any of these amounts. If the Company were unable to repay the outstanding amounts of the Rexair facility, if required by the Rexair lenders, it would constitute a default of the Rexair guarantee. This default would then trigger cross-default provisions in the Company's Notes and Revolving Facilities. The remedies for these events of default could include, under certain specified circumstances, accelerating the amounts due under the Notes and Revolving Facilities. If the amounts due under the Notes and Revolving Facilities were accelerated, the Company would not be able to repay such amounts without consummating a refinancing.

In anticipation of these downgrades, the Company entered into an agreement to purchase from Strategic the remaining 75% equity interest in Rexair not already owned by the Company. Under the terms of the agreement, upon consummation of a refinancing, the Company will pay the amounts outstanding under the Rexair credit facility and return $27 million face value of the senior notes issued by Strategic for cancellation (see NOTES 4 AND 10). The Company's agreement to purchase Rexair is effective until May 31, 2001 and is contingent on its ability to refinance its debt. The Rexair lenders agreed to waive the ratings default and refrain from the exercise of any right to accelerate Rexair's obligations under the credit agreement as the result of the ratings default until May 31, 2001. The Company has requested the Rexair lenders to extend the waiver. There can be no assurance that an extension will be obtained. If an extension is not obtained, the Company may be required to fund its guarantee of the Rexair debt. See NOTE 3.

The Company announced on March 26, 2001 that it had signed a commitment letter with several banks for a new $700 million credit facility. The commitment expires on May 15, 2001; however, the Company has requested and believes it will obtain an extension of the commitment. The new $700 million credit facility is subject to, among other things, the completion of a Rule 144A offering of 10 year senior subordinated notes in the aggregate principal amount of $550 million. The new credit facility would replace the Company's Revolving Facilities and a portion of its Notes, repay the Rexair credit facility and provide additional capacity for working capital. There can be no assurance that the Company will be able to consummate any refinancing. The failure to consummate a refinancing could have a material adverse effect on the Company.

In August 1999, the Company's shelf registration statement on Form S-3, which was filed with the Commission in order to register $600 million in debt securities, became effective. The Company expects to issue debt securities covered by this registration statement in the future, subject to market conditions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

In the normal course of doing business, the Company is exposed to the risks associated with changes in interest rates and currency exchange rates. To limit the risks from such fluctuations, the Company enters into various hedging transactions that have been authorized pursuant to the Company's policies, but do not engage in such transactions for trading purposes.

To manage exposure to interest rate movements, the Company uses interest rate protection agreements. Based on the Company's overall exposure to interest rate changes, a hypothetical change of 100 basis points across all maturities of its floating rate debt obligations, after considering interest rate protection agreements, would decrease the Company's pre-tax earnings in fiscal 2001 by approximately $6.3 million.

The Company utilized foreign currency-denominated borrowings to selectively hedge its net investments in subsidiaries in foreign countries. These borrowings at March 31, 2001 are denominated in German marks and British pounds. The Company estimates that a 10% change in the relevant currency exchange rates is estimated to have an impact of $23.2 million on the fair value of such borrowings. This quantification of the Company's exposure to the market risk of foreign exchange sensitive financial instruments is necessarily limited, as it does not take into account the offsetting impact of the Company's underlying investment exposures.

Effective October 1, 2000, the Company adopted Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. Refer to Note 13 to the Company's Condensed Consolidated Financial Statements for additional information on its derivative and hedging activities.

PART II. OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS

See NOTE 4 to the Company's Condensed Consolidated Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on March 29, 2001. At the meeting:

1. The following persons were elected as Directors in Class III, to serve until the 2004 Annual Meeting of Stockholders or until their successors are elected and qualified:

               Nominee              Votes For        Votes Withheld
            ------------          -----------       ----------------
            David H. Clarke         50,566,266        14,500,223
            Sir Harry Solomon       55,819,410         9,247,079
            Mark Vorder Bruegge     55,781,744         9,284,745
            Robert R. Womack        64,661,480           405,009

      The terms of the Directors of the Company in Class I and Class II will continue until the 2002 and 2003 Annual Meeting of Stockholders, respectively. The names of the Class I and Class II directors are included in, and incorporated by reference to, the Company's definitive proxy statement for its 2001 Annual Meeting of Stockholders, which was filed with the SEC on March 2, 2001.

2. The Company's stockholders ratified the appointment of Ernst & Young LLP as the Company's independent auditors for the 2001 fiscal year with 64,103,529 votes for, 920,052 votes against and 42,908 abstentions.

--------------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

(b)     1.  A Current Report on Form 8-K was filed on 1/4/01, responsive to
            Item 5 of such Form, regarding the approval of LCA Group's Form 10 by the Securities and Exchange Commission and regarding the mailing of the related information statement to the Company's shareholders in respect of the spin-off of LCA Group. No financial statements were filed.

        2.  A Current Report on Form 8-K was filed on 1/26/01, responsive to
            Item 5 of such Form, regarding a delay in the closing of the spin-off of LCA Group. No financial statements were filed.

        3.  A Current Report on Form 8-K was filed on 3/28/01, responsive to
            Item 5 of such Form, regarding a proposed debt refinancing and related acquisition of Rexair; the suspension of dividends; and revised earnings estimates. No financial statements were filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       U.S. INDUSTRIES, INC.

Date:  May 15, 2001

                             By:        /s/ Allan D. Weingarten
                                        ------------------------
                                        Allan D. Weingarten
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)


                                        /s/ Nicola Rossi
                                        ------------------------
                                        Nicola Rossi
                                        Corporate Controller
                                        (Principal Accounting Officer)

                                INDEX TO EXHIBITS

Exhibit No.             Description
----------              -------------

4.1 Second Supplemental Indenture, dated as of March 27, 2001, by and among U.S. Industries, Inc., USI American Holdings, Inc., USI Global Corp., USI Atlantic CORP. and Bank One Trust Company, N.A.
4.2 Third Supplemental Indenture, dated as of March 27, 2001, by and among U.S. Industries, Inc., USI Global Corp., USI American Holdings, Inc., USI Atlantic Corp., and The Chase Manhattan Bank.
10.1 Amendment and Waiver dated as of February 16, 2001, by and among U.S. Industries, Inc., USI Global Corp., USI American Holdings, Inc., USI Atlantic Corp., Banc of America Securities, LLC, Bank of America, N.A., and the several banks, financial institutions and other institutional lenders named therein.
10.2 Amendment dated as of February 16, 2001, by and among U.S. Industries, Inc, USI Global Corp., USI American Holdings, Inc., USI Atlantic Corp. and Bank of America, N.A.
10.3                    Waiver dated as of February 16, 2001, by and among U.S.
                        Industries, Inc., USI Global Corp., USI American Holdings, Inc., USI Atlantic Corp. and Bank of America, N.A.
10.4 Forbearance and Waiver Agreement, dated as of March 21, 2001, by and among U.S. Industries, Inc., USI Global Corp., the Secured Creditors (as defined therein), Rexair, Inc., and Strategic Industries, Inc.
10.5 Stock Purchase Agreement dated as of March 26, 2001 by and among JUSI Holdings, Inc., USI Global Corp., Strategic Industries, LLC ("SILLC"), Rexair Holdings, Inc. (f/k/a Strategic Industries, Inc. and prior thereto as Rexair Holdings, Inc.), Rexair, Inc., Strategic Finance Company, SILLC Holdings, LLC, Atech Turbine Components, Inc., Bearing Inpection Holdings, Inc., Biltbest Products, Inc., Carisbrook Industries, Inc., EJ Footwear LLC, Garden State Tanning, Inc,, Huron, Inc., Leon Plastics, Inc., SCF Industries, Inc., Citicorp Mezzanine III, L.P. and Court Square Capital LTD.
10.6 Collateral Trust Agreement, dated as of April 30, 2001, by and among U.S. Industries, Inc., USI Global Corp., USI American Holdings, Inc., USI Atlantic Corp., Wilmington Trust Company and the Individual named as the Individual Trustee.
10.7 Pledge and Security Agreement, dated as of April 30, 2001, by and among U.S. Industries, Inc,, USI Global Corp., USI American Holdings, Inc., USI Atlantic Corp., Wilmington Trust Company and the Individual named as the Individual Trustee.
10.8 Employment Agreement by and between the Company and Allan D. Weingarten, dated as of January 23, 2001.
10.9 Employment Agreement by and between the Company and Frank Punal, dated as of December 15, 2000.