Form 10-Q
period 2001-06-30
US INDUSTRIES INC /DE
filed 2001-08-17
CIK 1056874

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001
OR

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

Yes |X|  No | |

As of August 2, 2001, U.S. Industries, Inc. had one class of common stock, of which 74,286,648 shares were outstanding.


================================================================================

                                           U.S. INDUSTRIES, INC.

                                                   INDEX


                                                                                                     Page
                                                                                                     No.
                                                                                                     ----
PART I.   FINANCIAL INFORMATION

          Item 1. Financial Statements

                  Condensed Consolidated Statements of Operations
                  for the Three and Nine Months Ended June 30, 2001 and 2000.......................      1

                  Condensed Consolidated Balance Sheets as of June 30, 2001
                  and September 30, 2000...........................................................      2

                  Condensed Consolidated Statements of Cash Flows
                  for the Nine Months Ended June 30, 2001 and 2000.................................      3

                  Notes to Condensed Consolidated Financial Statements.............................      4

          Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations .......................................................     18

          Item 3. Quantitative and Qualitative Disclosures About
                  Market Risk .....................................................................     25


PART II.  OTHER INFORMATION

          Item 1. Legal Proceedings................................................................     26

          Item 6. Exhibits and Reports on Form 8-K.................................................     26

SIGNATURES.........................................................................................     27

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.


                                             U.S. INDUSTRIES, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (IN MILLIONS EXCEPT PER SHARE DATA)
                                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED        YEAR TO DATE
                                                                       JUNE 30                JUNE 30,
                                                                       -------                --------
                                                                   2001       2000       2001         2000
                                                                ---------  ---------  -----------  ----------
Net sales                                                       $   650.2  $   729.3  $   1,808.1  $  2,433.0
                                                                ---------  ---------  -----------  ----------
Operating costs and expenses:
Cost of products sold                                               443.6      489.1      1,238.7     1,673.6
Selling, general and administrative expenses                        157.9      168.5        470.1       566.1
Goodwill impairment and other charges                               221.5       --          223.0        13.1
                                                                ---------  ---------  -----------  ----------
Operating income (loss)                                            (172.8)      71.7       (123.7)      180.2

Interest expense                                                    (22.5)     (19.9)       (66.6)      (65.5)
Interest income                                                       6.1        7.8         20.0        10.2
Gain (loss) on sale of businesses                                    --         --           (7.0)       24.1
Other expense, net                                                  (37.1)      (0.7)       (45.9)       (2.1)
                                                                ---------  ---------  -----------  ----------
Income (loss) before income taxes and discontinued operations      (226.3)      58.9       (223.2)      146.9
Provision for income taxes                                           14.4       23.3         18.5        56.9
                                                                ---------  ---------  -----------  ----------
Income (loss) from continuing operations                           (240.7)      35.6       (241.7)       90.0

Loss from discontinued operations, net of tax benefits of
     $1.7 and $2.9 million, respectively                             (2.7)      --           (4.6)      --
                                                                ---------  ---------  -----------  ----------
Net income (loss)                                               $  (243.4) $    35.6       (246.3) $     90.0
                                                                =========  =========  ===========  ==========


Earnings (loss) per basic share:
Income (loss) from continuing operations                        $   (3.28) $     0.44 $     (3.26) $     1.08
Loss from discontinued operations                                   (0.04)      --          (0.06)       --
                                                                ---------  ---------  -----------  ----------
Net income (loss)                                               $   (3.32) $     0.44 $     (3.32) $     1.08
                                                                =========  ========== ===========  ==========


Earnings (loss) per diluted share:
Income (loss) from continuing operations                        $   (3.28) $     0.44 $     (3.26) $     1.06
Loss from discontinued operations                                   (0.04)       --         (0.06)       --
                                                                ---------  ---------  -----------  ----------
Net income (loss)                                               $   (3.32) $     0.44 $     (3.32) $     1.06
                                                                =========  ========== ===========  ==========

Cash dividend declared per share                                $   --     $     0.05 $      0.05  $     0.15
                                                                =========  ========== ===========  ==========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                              U.S. INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)


                                                   JUNE 30,   SEPTEMBER 30,
                                                     2001         2000
                                                     ----         ----
                                                  (UNAUDITED)
                               ASSETS

Current assets:
Cash and cash equivalents                           $   57.8   $   24.7
Trade receivables, net                                 474.1      517.2
Inventories                                            456.3      494.1
Deferred income taxes                                   57.6       61.4
Other current assets                                    42.6       45.4
                                                    --------   --------

Total current assets                                 1,088.4    1,142.8

Property, plant and equipment, net                     416.6      420.5
Other assets                                           376.8      387.2
Goodwill, net                                          301.4      540.7
                                                    --------   --------
                                                    $2,183.2   $2,491.2
                                                    ========   ========


                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Notes payable                                       $   14.5   $   29.1
Current maturities of long-term debt                   451.1      140.7
Trade accounts payable                                 188.7      195.8
Accrued expenses and other current liabilities         175.6      222.6
Income taxes payable                                     5.2        8.6
                                                    --------   --------

Total current liabilities                              835.1      596.8

Long-term debt                                         637.0      884.9
Deferred income taxes                                   11.4        9.5
Other liabilities                                      240.6      246.3
                                                    --------   --------

Total liabilities                                    1,724.1    1,737.5
Commitments and contingencies
Stockholders' equity                                   459.1      753.7
                                                    --------   --------
                                                    $2,183.2   $2,491.2
                                                    ========   ========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                     U.S. INDUSTRIES, INC.
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (IN MILLIONS)
                                          (UNAUDITED)

                                                                        YEAR TO DATE JUNE 30,
                                                                          2001        2000
                                                                       ----------  ----------
OPERATING ACTIVITIES:
Income (loss) from continuing operations                               $   (241.7) $     90.0
Adjustments to reconcile income (loss) from continuing operations to net cash used in operating activities of continuing operations:
Depreciation and amortization                                                66.3        74.7
Loss (gain) on sale of businesses                                             7.0       (24.1)
Impairment and other charges                                                250.9         2.1
Other operating activities, net                                               7.6         1.2
Changes in operating assets and liabilities,
excluding the effects of acquisitions and dispositions                      (41.2)     (193.0)
                                                                       ----------  ----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
     OF CONTINUING OPERATIONS                                                48.9       (49.1)
                                                                       ----------  ----------

   Loss from discontinued operations                                         (4.6)     --
   Decrease in net assets of discontinued operations                          3.5      --
                                                                       ----------  ----------
NET CASH USED IN DISCONTINUED OPERATIONS                                     (1.1)     --
                                                                       ----------  ----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                          47.8       (49.1)
                                                                       ----------  ----------

INVESTING ACTIVITIES:
Proceeds from sale of businesses                                              7.5       403.5
Acquisition of companies, net of cash acquired                             --           (78.3)
Purchases of property, plant and equipment                                  (57.3)      (58.9)
Proceeds from sale of excess real estate                                      3.2         5.5
Proceeds from the sale of fixed assets                                        5.3         1.4
Other investing activities, net                                              (1.0)       (0.8)
                                                                       ----------  ----------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                         (42.3)      272.4
                                                                       ----------  ----------

FINANCING ACTIVITIES:
Proceeds from long-term debt                                              1,073.1     2,479.7
Repayment of long-term debt                                              (1,000.8)   (2,564.3)
Proceeds from sale of trade accounts receivable                              29.1      --
Proceeds (repayment) of notes payable, net                                  (13.9)        1.2
Proceeds from exercise of stock options                                       0.3         1.9
Purchase of treasury stock                                                  (43.1)     (143.4)
Payment of dividends                                                         (7.7)      (12.4)
                                                                       ----------  ----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                          37.0      (237.3)

Effect of exchange rate changes on cash and cash equivalents                 (9.4)       (8.9)
                                                                       ----------  ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             33.1       (22.9)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             24.7        57.7
                                                                       ----------  ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $     57.8  $     34.8
                                                                       ==========  ==========

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                              U.S. INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(TABULAR AMOUNTS IN MILLIONS)

NOTE 1-BASIS OF PRESENTATION

U.S. Industries, Inc., together with its subsidiaries (the "Company"), manufactures and distributes a broad range of consumer and industrial products through its three operating segments: Bath & Plumbing, Lawn & Garden (previously referred to as "Hardware & Tools") and Lighting. In March 2000, the Company completed the disposition of a majority equity interest in its Diversified segment. Since then, the Company has accounted for the retained interest in its Diversified segment under the equity method of accounting. For more detailed information on this and other dispositions, see NOTE 11.

The Company operates on a 52- or 53-week fiscal year ending on the Saturday nearest to September 30. Any three or nine month data contained in this Report on Form 10-Q reflects the results of operations for the 13-week and 39-week periods ended on the Saturday nearest June 30 of the respective year, but are presented as of June 30 for convenience. The Company's condensed consolidated interim financial statements as of June 30, 2001 and for the 13- and 39-week periods ending June 30, 2001 (also referred to as the "Third Quarter of 2001" and "Year to Date 2001," respectively) and June 30, 2000 (also referred to as the "Third Quarter of 2000" and "Year to Date 2000," respectively) are unaudited. However, in the Company's opinion, these financial statements reflect all normal, recurring adjustments necessary to provide a fair presentation of its financial position, results of operations and cash flows for the periods presented. These interim financial statements are condensed, and thus, do not include all of the information and footnotes required by generally accepted accounting principles for presentation of a complete set of financial statements.

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

The Company previously announced that it was pursuing a spin-off of its Lighting segment and industrial tools businesses ("LCA Group"). The industrial tools businesses are currently included in the Company's Lawn & Garden segment. These entities had combined revenue and operating income before management fees and divisional overhead as follows:

                           THIRD QUARTER                  YEAR TO DATE
                           -------------                  ------------
                         2001          2000            2001          2000
                         ----          ----            ----          ----
Revenues               $  211.4      $  235.4        $  640.8      $  698.9
Operating Income           (9.9)          9.8             6.8          31.2

The Securities and Exchange Commission ("SEC") declared LCA Group's Registration Statement on Form 10 effective on January 3, 2001. On January 25, 2001, the Company announced that the spin-off of LCA Group had been delayed. Although the spin-off was not completed within the time period contemplated, the Company is continuing to evaluate the spin-off, completion of which would be subject to obtaining third party financing, further review by the Board of Directors and the setting of a new record date. In addition, the Restructured Credit Agreement (see NOTE 15) executed on August 15, 2001 contains certain covenants, including restrictions on payments of dividends. Accordingly, in order to complete the spin-off, USI would have to obtain a waiver from its bank group. There can be no assurance that USI could obtain such waiver. The financial results of LCA Group are presented as continuing operations in these condensed consolidated financial statements.

NOTE 2-INVENTORIES

Inventories consist of the following:

                                            JUNE 30,            SEPTEMBER 30,
                                              2001                  2000
                                              ----                  ----
Finished products                            $ 239.6                $ 248.3
Work-in process                                 63.6                   77.6
Raw materials                                  153.1                  168.2
                                           ----------            -----------
                                             $ 456.3                $ 494.1
                                           ==========            ===========

                              U.S. INDUSTRIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(TABULAR AMOUNTS IN MILLIONS)

NOTE 3-LONG-TERM DEBT

Long-term debt consists of the following:

                                                                     JUNE 30,           SEPTEMBER 30,
                                                                       2001                 2000
                                                                       ----                 ----
7.125% Senior Notes, net                                             $  249.0             $  248.6
7.25% Senior Notes, net                                                 123.8                123.6
364-day credit facility                                                 239.3                    -
Five-year revolving credit facility, U.S. dollar                        241.4                238.3
Five-year revolving credit facility, foreign currencies                 224.2                238.5
Commercial paper                                                            -                 97.1
Other short-term borrowings                                                 -                 61.0
Other long-term debt                                                     10.4                 18.5
                                                                     --------             --------
                                                                      1,088.1              1,025.6
Less current maturities                                                (451.1)              (140.7)
                                                                     --------             --------
Long-term debt                                                       $  637.0             $  884.9
                                                                     ========             ========


The 364-day credit facility and five-year revolving credit facility ("Revolving Facilities") were restructured on August 15, 2001 into an amended credit facility providing for, among other things, an increase in availability to $830 million and an extension of the final maturity of the debt through November 30, 2002 (See NOTE 15).

Prior to the restructuring of its debt, the Company obtained from its lenders waivers of non-compliance with certain covenants contained in the Revolving Facilities. The covenants have since been replaced by those contained in the Restructured Facilities (See NOTE 15). In addition, although the Revolving Facilities were previously unsecured, the lenders of the Revolving Facilities were granted on April 30, 2001 security interests in substantially all of the assets and shares of the Company's domestic subsidiaries and 65% of the shares of certain of the Company's foreign subsidiaries. As a result of having the Revolving Facilities secured, the Company's 7.125% and 7.25% senior subordinated notes (the "Notes") and the Rexair guarantee referred to below became secured with certain assets (See Note 15).

In connection with the Company's sale to Strategic Industries, LLC ("Strategic") of a majority interest in a former subsidiary, Rexair, Inc. ("Rexair"), the Company guaranteed Rexair's $200 million credit facility. This guarantee required the Company to maintain certain credit rating levels. In response to a downgrade of its credit ratings in March 2001, the Company obtained waivers of the ratings default from Rexair's lenders while it pursued the re-acquisition of Rexair and the restructuring of its debt. On August 15, 2001, the Company completed the re-acquisition of Rexair and the restructuring of its debt (See
NOTE 15).

NOTE 4-COMMITMENTS AND CONTINGENCIES

The Company is subject to a wide range of environmental protection laws. The Company has remedial and investigatory activities underway at approximately 48 sites, of which it has been named as a Potentially Responsible Party ("PRP") at 14 "superfund" sites pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 or comparable statutes. At June 30, 2001, the Company had accrued $9.6 million for known environmental-related matters. The Company believes that the range of liability for such matters is between $2.0 million and $10.6 million. For more detailed information regarding management's assessment of this potential liability, refer to the Company's Annual Report on Form 10-K for the year ended September 30, 2000.

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

One of the Company's subsidiaries has been named as a defendant in numerous lawsuits, along with many other companies, involving claims for personal injuries allegedly caused by exposure to asbestos from industrial boilers formerly manufactured by the subsidiary. The claims have been brought by plaintiffs in various courts in the United States. As of June 30, 2001, the number of individual claimants who have pending such allegations was approximately 42,000. Although the Company has seen an increase in the number of suits being filed in the last fiscal year, to date the

                              U.S. INDUSTRIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(TABULAR AMOUNTS IN MILLIONS)

NOTE 4-COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

NOTE 5-SALE OF RECEIVABLES

The Company sold receivables with a net book value of $30 million for $29.1 million during the second quarter of 2001. The $0.9 million difference between the net book value and the net proceeds of the sale was included in "Other expenses, net" in the Company's Condensed Consolidated Statement of Operations.

NOTE 6-COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

                                                   THIRD QUARTER       YEAR TO DATE
                                                   2001      2000     2001      2000
                                                   ----      ----     ----      ----
Net income (loss)                                $ (243.4) $  35.6  $ (246.3) $  90.0
Foreign currency translation:
Foreign currency translation adjustment
arising during period                                 1.2     (6.7)     (9.7)   (15.1)
Reclassification adjustment in earnings               0.2      0.2       6.2      5.4
Derivative instruments and hedging activities:
Fair value adjustment arising during period           0.1       --       0.5       --
Reclassification adjustment in earnings              (0.1)      --      (1.0)      --
                                                 --------  -------  --------  -------
Net adjustments                                       1.4     (6.5)     (4.0)    (9.7)
                                                 --------  -------  --------  -------

Comprehensive income (loss)                      $ (242.0) $  29.1  $ (250.3) $  80.3
                                                 ========  =======  ========  =======


NOTE 7-EARNINGS PER SHARE

The information required to compute basic and diluted earnings per share is as follows:

                                                        THIRD QUARTER                   YEAR TO DATE
                                                  --------------------------     ---------------------------
                                                      2001         2000              2001          2000
                                                  ------------- ------------     -------------- ------------
Basic weighted average number of common
     shares outstanding                                   73.3         80.4               74.3         83.3
                                                  ============= ============     ============== ============

Shares issued upon assumed exercise of
     dilutive stock options                                  -          0.4                  -          0.4
Shares issued upon assumed vesting of
     restricted stock                                        -          0.4                  -          0.8
Shares issued upon assumed conversion
     of equity instrument contract                           -          0.3                  -          0.4
                                                  ------------- ------------     -------------- ------------
Diluted weighted average number of common
     shares outstanding                                   73.3         81.5               74.3         84.9
                                                  ============= ============     ============== ============


Options to purchase 6.2 and 6.1 million shares in the third quarter and year to date 2001, respectively, and options to purchase 2.5 million shares in the second quarter and year to date 2000 were not included in the Company's computation of diluted earnings per share because the effect would have been anti-dilutive. The effect of assuming that 1.0 million shares of restricted stock vested in the third quarter and year to date 2001 was also excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive.

                              U.S. INDUSTRIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(TABULAR AMOUNTS IN MILLIONS)

NOTE 8-SEGMENT DATA

The following table presents information about the Company's business segments:
Bath & Plumbing, Lawn & Garden and Lighting. The results of the Company's Diversified segment have been included until the March 24, 2000 disposal date, after which the Company's proportionate share of earnings from the Diversified segment are recorded as equity earnings under the equity method of accounting. For more information about the Company's dispositions, see NOTE 11.

                                                     THIRD QUARTER                                   YEAR TO DATE
                                     --------------------------------------------- ------------------------------------------------
                                       2001        2000        2001       2000        2001         2000         2001       2000
                                     ---------- ----------- ----------- ---------- ------------ ------------ ----------- ----------
                                            NET SALES          OPERATING INCOME             NET SALES            OPERATING INCOME
                                     ---------------------- ------------------------------------------------ ----------------------
Business Segments:
Bath & Plumbing (1)                  $   324.7  $    388.8  $   (123.0) $    52.3  $     879.4  $   1,032.6  $    (81.6) $    96.0
Lawn & Garden (2)                        137.8       136.4       (41.4)      14.9        364.7        383.9       (41.5)      36.2
Lighting (3)                             187.7       204.1        (2.5)       8.6        564.0        602.5        15.3       25.1
Diversified                                  -           -           -          -            -        414.0           -       35.4
                                     ---------- ----------- ----------- ---------- ------------ ------------ ----------- ----------

Totals                               $   650.2  $    729.3      (166.9)      75.8  $   1,808.1  $   2,433.0      (107.8)     192.7
                                     ========== ===========                        ============ ============

Corporate expenses                                                (5.9)      (4.1)                                (15.9)     (12.5)
                                                            ----------- ----------                           ----------- ----------

Total Operating Income (Loss)                                   (172.8)      71.7                                (123.7)     180.2
Interest expense                                                 (22.5)     (19.9)                                (66.6)     (65.5)
Interest income                                                    6.1        7.8                                  20.0       10.2
Gain (loss) on sale of businesses                                    -          -                                  (7.0)      24.1
Other expense, net                                               (37.1)      (0.7)                                (45.9)      (2.1)
                                                            ----------- ----------                           ----------- ----------
Income (loss) before income taxes                               (226.3)      58.9                                (223.2)     146.9
Provision for income taxes                                        14.4       23.3                                  18.5       56.9
                                                            ----------- ----------                           ----------- ----------
        Income (loss) from continuing operations            $   (240.7) $    35.6                            $   (241.7) $    90.0
                                                            =========== ==========                           =========== ==========

      (1) Operating income for the third quarter and year to date 2001 includes goodwill impairment charges of $160.0 million. Additionally the year to date period contains $4.8 million of non-recurring charges for accelerated depreciation and operating expenses associated with the discontinuance of an unprofitable product line. Operating income for the year to date 2000 includes $13.1 million of restructuring charges related to the closure of a corporate office. See NOTES 9 and 10.

      (2) Operating income for the third quarter and year to date 2001 includes goodwill impairment charges of $47.0 million. Year to date 2001 also contains $3.8 million of restructuring and other related charges associated with the start-up of a new master distribution center. See NOTES 9 and 10.

      (3) Operating income for the third quarter and year to date 2001 includes goodwill impairment charges of $14.5 million. Year to date 2001 also includes $1.4 million of non-recurring charges related to product sourcing initiatives. Operating income for the third quarter and year to date 2000 includes non-recurring charges of $2.6 million and $3.5 million, respectively, related to the discontinuance of an unprofitable product line. See NOTES 9 and 10.












                                                 Third Quarter       Year to Date
                                                 -------------       -------------
                                                 2001     2000       2001     2000
                                                 ----     ----       ----     ----
Depreciation and Goodwill Amortization:

  Bath & Plumbing                               $ 8.9    $ 9.3      $30.9    $28.8
  Lawn & Garden                                   4.4      4.5       13.3     13.9
  Lighting                                        5.4      5.4       16.9     15.8
  Diversified                                      --       --         --     12.5
                                                 -----   -----      -----    -----
                                                 18.7     19.2       61.1     71.0
  Corporate                                        --       --        0.1      0.2
                                                -----    -----      -----    -----
Total Depreciation and Goodwill Amortization     18.7     19.2       61.2     71.2
                                                -----    -----      -----    -----
  Restricted Stock Amortization                   0.3      0.6        2.1      2.7
  Deferred Income Amortization                     --     (0.6)        --     (1.7)
                                                 -----   -----      -----    -----
Total Depreciation and Amortization
  included in Operating Income                  $19.0    $19.2      $63.3    $72.2
                                                =====    =====      =====    =====


NOTE 9- IMPAIRMENT CHARGES

Operating results at a number of the Company's subsidiaries declined during 2001. In the third quarter of 2001, the Company evaluated the recoverability of the goodwill of these subsidiaries in accordance with our accounting policy (see the Company's 2000 Annual Report on Form 10-K). This evaluation indicated that the carrying value of the goodwill of certain of its subsidiaries was impaired.

The Company recorded goodwill impairment charges totaling $160.0 million in the Bath and Plumbing segment, $47.0 million in the Lawn and Garden segment and $14.5 million in the Lighting segment. The effect of this charge, prior to the adoption of SFAS No. 142 (see NOTE 14), will reduce future goodwill amortization by approximately $6.1 million per annum.

                              U.S. INDUSTRIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(TABULAR AMOUNTS IN MILLIONS)

NOTE 10- RESTRUCTURING AND OTHER NON-RECURRING CHARGES

BATH & PLUMBING
Non-recurring charges recorded during the first half of 2001 in the Company's Bath & Plumbing segment relate to a decision to discontinue its Valley line of faucets, Eastman line of connectors and Sanitary Dash line of under-the-sink pipes. This decision was made in September 2000 upon completion of a strategic review of certain operations in the Company's Bath & Plumbing segment. The charges of $4.8 million recorded in the first half of 2001 consist primarily of accelerated depreciation on machinery that was used to complete the remaining in-process inventory. In the second quarter of 2000, the Company decided to close the former Zurn Industries corporate office in Dallas, Texas, which resulted in the termination of 30 employees. As a result, the Company recorded a restructuring charge of $13.1 million, which includes severance costs of $1.9 million, lease commitment costs of $9.1 million and asset write-offs of $2.1 million.

LAWN  & GARDEN
The Company's Lawn & Garden segment recorded restructuring and non-recurring charges in the first quarter of 2001 related to the opening of a new master distribution center. The charges of $3.8 million include severance costs of $1.5 million, recorded as restructuring charges, for the termination of 118 employees and $2.3 million in start-up costs associated with the new master distribution center.

LIGHTING
The Company's Lighting segment recorded $1.4 million in non-recurring charges related to product sourcing initiatives during the first quarter of 2001. Lighting also incurred charges of $2.6 million and $3.5 million for the third quarter and year to date 2000 periods, respectively, related to the Company's decision to discontinue an unprofitable residential product line.

OTHER
The Company recorded $0.8 million and $7.6 million in the third quarter and year to date 2001 periods, respectively, for professional fees associated with the proposed spin-off of LCA Group. Also in the third quarter and year to date periods of 2001 are $5.4 million in costs associated with the development of the new debt restructuring plan (see NOTE 15). In connection with the debt restructuring plan, the Company obtained an independent valuation of the Strategic Notes (see NOTE 11) which had an aggregate face value of $184 million. Accordingly, the Company reduced the carrying value by $29.4 million to reflect the current fair value. All of these costs have been classified as "Other expenses" on the Company's Condensed Consolidated Statement of Operations.

Additionally, the Company recorded a loss on the sale of its U.K. tool business of $7.0 million in the second quarter of 2001, which is recorded as "Gain (loss) on Sale of Businesses" on the Company's Condensed Consolidated Statement of Operations. Also recorded in "Gain (loss) on Sale of Businesses" is a gain on the sale of the Diversified business of $24.1 million recorded in the second quarter of 2000 (see NOTE 11).

As of June 30, 2001, the Company has remaining accruals of $8.1 million for restructuring costs. The activity in its liability accounts by cost category is as follows:

                                        LEASE AND            SEVERANCE
                                     CONTRACT RELATED       AND RELATED           TOTAL
                                         ACCRUALS             ACCRUALS           ACCRUALS
                                     -----------------     ---------------    ---------------
Balance at September 30, 2000        $           10.1      $          5.0     $         15.1
Fiscal 2001 charges                                 -                 1.5                1.5
Cash payments                                    (3.3)               (2.3)              (5.6)
Reserves of divested businesses                     -                (2.9)              (2.9)
                                     -----------------     ---------------    ---------------
Balance at June 30, 2001             $            6.8      $          1.3     $          8.1
                                     =================     ===============    ===============

Approximately $2.7 million of the reserves are included in the balance sheet caption "Accrued expenses and other current liabilities," while the remaining $5.4 million are recorded in the balance sheet caption "Other liabilities." The Company expects the remaining accruals to be paid with cash over the periods provided by the severance and lease agreements of two and seven years, respectively.

                              U.S. INDUSTRIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(TABULAR AMOUNTS IN MILLIONS)

NOTE 11- ACQUISITION/DISPOSITION OF BUSINESSES AND DISCONTINUED OPERATIONS

ACQUISITION/DISPOSITION OF BUSINESSES
In March 2001, the Company disposed of the Saws Division of Spear & Jackson. This transaction resulted in a loss of $7.0 million in the second quarter. The results of operations for these businesses were included in the Company's Lawn & Garden segment until the date of disposal. In November 2000, the Company sold its European HVAC business for proceeds of $7.5 million, which approximated its carrying value. The results of these operations were included in the Company's Bath & Plumbing segment until the date of disposal.

On March 24, 2000, in two separate transactions, the Company disposed of a majority equity interest in its Diversified segment. At June 30, 2001, the Company held a 12 % preferred equity interest in Strategic (see NOTE 3) having a stated value of approximately $17.7 million as well as a 15.8% common equity interest. The Company also held senior notes with a face value of $184 million, which bear interest at 12.5%. The Company currently has the right to market and sell the senior notes. On August 15, 2001, the Company re-acquired the 75% equity interest in Rexair back from Strategic and amended Rexair's credit facility in conjunction with its debt restructuring (See NOTE 15).

The Company's retained interest in Strategic and Rexair was accounted for under the equity method of accounting. The Company recorded equity earnings of approximately $0.5 million and $1.4 million for the third quarter and year to date 2001 periods, respectively. The Company ceased using the equity method to account for Rexair on August 15, 2001 when it increased its ownership share of Rexair to 100% (See NOTE 15).

DISCONTINUED OPERATIONS
For the third quarter and year to date 2001, the Company had a loss from discontinued operations of $2.7 and $4.6 million net of tax benefits of $1.7 million and $2.9 million, respectively, mainly attributable to the settlement of certain claims surrounding the previously disposed Power Systems businesses.

NOTE 12-INCOME TAXES

The difference between the U.S. statutory rate and the Company's effective tax rate is principally due to the tax effect of the goodwill impairments and certain non recurring charges taken in 2001, and an increase in the valuation allowance of $29.4 million related to the deferred tax asset previously recorded for the goodwill impairment charge in fiscal 2000. Excluding the items noted above, the year to date period would reflect an effective tax rate of 43.5%. This compares to an effective tax rate for year to date 2000 of 39%. The increase in the effective tax rate is primarily related to the relationship of items not deductible for tax purposes compared to the overall earnings of the Company.

NOTE 13-DERIVATIVES AND HEDGING ACTIVITIES

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

INTEREST RATE HEDGING
The Company hedged a portion of its variable-rate debt by entering into an interest rate swap in which the Company agrees to exchange, at specified intervals, the calculated difference between fixed and variable interest amounts on $100 million of its debt. This swap, which has a fair value at June 30, 2001 of $0.5 million, was designated as a cash flow hedge of the underlying variable-rate interest payments and was recorded as a current liability in the Company's Balance Sheet. Since an assessment of the hedging relationship revealed that it was 100% effective, the entire unrealized loss, net of tax, was recorded in Accumulated Other Comprehensive Income (OCI) within Stockholders' Equity. When the hedged cash flow is realized as interest expense, the related loss in OCI is recorded as additional interest expense. Amounts in OCI will be reclassified into earnings within the next twelve months.

FORWARD EXCHANGE
The Company manufactures and sells its products in a number of countries throughout the world and, as a result, is exposed to movements in foreign currency exchange rates. The primary purpose of the Company's foreign currency hedging activities is to manage the volatility associated with foreign currency payments to related entities or to vendors for purchases of materials and with foreign currency collections from customers in the normal course of business. The

                              U.S. INDUSTRIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(TABULAR AMOUNTS IN MILLIONS)

NOTE 13-DERIVATIVES AND HEDGING ACTIVITIES (CONTINUED)

Company utilizes forward exchange contracts with maturities of less than twelve months, which qualify as foreign currency hedges. These hedges are intended to offset the effect of transaction gains and losses, which arise when payments or collections in a foreign currency are made or received one to three months after the asset or liability is generated. The fair value of these instruments at June 30, 2001 was negligible. Since the Company's assessment of these hedges revealed no ineffectiveness, gains and losses on these instruments are deferred in OCI, net of tax, until the underlying transaction gain or loss is recognized in earnings. Amounts in OCI will be reclassified into earnings within the next twelve months.

FOREIGN CURRENCY DENOMINATED DEBT (NET INVESTMENT HEDGING)
The Company is exposed to foreign currency risk when the financial statements of its non-U.S. dollar subsidiaries are translated into its functional currency. In order to hedge its net investment position in select subsidiaries, the Company has entered into foreign currency denominated debt. Since the Company's assessment of these hedges revealed no ineffectiveness, all of the transaction gains and losses associated with this debt are reflected in the foreign currency translation adjustment in OCI. As a result of the Restructuring Agreement, all foreign currency denominated debt was repaid and the Company will no longer have a hedge of its net investment position in these subsidiaries.

NOTE 14-NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for the fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company's treatment of goodwill and other intangible assets will be affected as early as the first quarter of fiscal year 2002 (if early adopted), but no later than the first quarter of fiscal year 2003. The Company has not yet determined what the effect of the new rules will be on the earnings and financial position of the Company. For the nine months ended June 30, 2001, the Company has recognized $12.0 million of goodwill amortization.

NOTE 15-SUBSEQUENT EVENTS

On August 15, 2001, the Company finalized a comprehensive restructuring of its bank debt and the bank debt of Rexair, a former subsidiary that was re-acquired from Strategic on the same date. The amended facilities (together the "Restructured Facilities") extend the final maturity date of the Company's debt under the Revolving Facilities to November 30, 2002, which will coincide with the final maturity of the amended Rexair Credit Facility. The Restructured Facilities provide for an increase in availability under the five-year Credit Agreement from $500 million to $830 million, the termination of the multi-currency borrowing feature under the five-year Credit Agreement, the elimination of the 364-day Credit Facility and scheduled permanent reductions of the Company's senior debt (a combination of the Restructured Facilities and the Notes) during the term of the Restructured Facilities. The required cumulative permanent reductions of the Company's senior debt are scheduled at $75 million, $200 million, $450 million and $600 million during the periods ending December 31, 2001; March 31, 2002; June 30, 2002; and October 15, 2002, respectively. The Company expects to satisfy these reductions through its cash flow, asset sales and/or a refinancing.

Contemporaneously with the closing of the debt restructuring, the Company re-acquired the remaining 75% equity interest in Rexair, the manufacturer of "Rainbow" vacuum cleaners, from Strategic. The Company returned $27 million of the $184 million in face value of the Strategic Notes back to Strategic (see NOTE 11) as part of the transaction. Effective August 15, 2001, the Company will begin consolidating the results of Rexair and its outstanding debt of $172.5 million. The Company's guaranty of the Rexair Credit Facility remains in place. Rexair recorded sales of $109.5 million and $84.7 million and operating income before management fees and divisional overhead of $27.8 million and $22.5 million for the year ended September 30, 2000 and nine months ended June 30, 2001, respectively.

The Restructured Facilities require the Company and Rexair to maintain minimum monthly EBITDA, as defined, comply with maximum monthly capital expenditure limits; maintain minimum availability (as defined) under the 5-year Credit Facility of no less than $25 million and comply with other customary affirmative and negative covenants (including further assurances with respect to collateral and additional guarantors). In addition, the amended Rexair Credit Facility,

                              U.S. INDUSTRIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(TABULAR AMOUNTS IN MILLIONS)

NOTE 15-SUBSEQUENT EVENTS (CONTINUED)

which provides a term loan of $175 million and availability under a revolver of $20 million (after being permanently reduced by $5 million on August 15, 2001), requires that excess cash generated by Rexair be segregated from excess cash generated by the remainder of the Company's operations and used only to reduce the debt outstanding on the Rexair Credit Facility. Rexair's availability under the revolver will be permanently reduced by another $5 million on May 31, 2002. In connection with the term loan, Rexair will be required to make payments of $2.2 million each in December 2001 and March 2002 and $4.4 million each in June 2002 and September 2002. Such payments are credited towards the scheduled permanent reductions of the Company's senior debt. The Notes and the Restructured Facilities contain cross-default and cross-acceleration provisions.

The Restructured Facilities provide for increasing interest rates over the remaining term. The spreads over London Interbank Offered Rate ("LIBOR") will be 275 basis points until December 31, 2001, after which the spread will begin increasing by 50 basis points each quarter thereafter. The Restructured Facilities also provides for several new fees including an unused commitment fee of 0.50% and a facing fee on all outstanding letters of credit of 0.25% per annum. At the Company's option, up to 0.50% of the interest rate applicable to borrowings may be paid through the issuance of notes.

The lenders of the Revolving Facilities were granted on April 30, 2001 security interests in substantially all of the assets of the Company and its domestic subsidiaries, including shares of the Company's domestic subsidiaries and 65% of the shares of certain of the Company's foreign subsidiaries. As a result of having the Revolving Facilities secured, the Rexair guarantee referred to in NOTE 3 became secured on an equal and ratable basis with the Revolving Facilities. In addition, the Notes (as described in Note 3) also became equally and ratably secured with the Revolving Facilities and the Rexair Guaranty in respect of the assets of the Company and its subsidiaries that are subject to the covenant restrictions under the Notes. The covenants contained in the indentures under which the Notes were issued apply to the Company and any domestic subsidiary that is a "significant subsidiary" (within the meaning of rule 1-02(w) of Regulation S-X promulgated under the Securities and Exchange Act of 1934 or any successor provision).

The security interests that were granted to the lenders of the Revolving Facilities on April 30, 2001 remain in place under the debt restructuring, as do the arrangements to secure the Rexair Guaranty and the Notes. In addition, certain subsidiaries of the Company that are not subject to the Notes' covenant restrictions have guaranteed the Restructured Facilities.

Under the Restructured Facilities, substantially all assets sale proceeds are required to be applied to reduce the Company's funded and unfunded senior debt, on a pro rata basis. The senior debt includes the Notes in those cases where an asset sale is completed by the Company or any subsidiary subject to the Notes' covenants. Proceeds allocable to the Notes are required to be deposited in an escrow account for the benefit of the relevant holders of Notes; any claims of the lenders of the Restructured Facilities to amounts on deposit in the escrow account are subordinated to the claims of the relevant holders, including the payment in full of their Notes. Any reductions of senior debt with asset sale proceeds are credited towards the scheduled permanent reductions.

NOTE 16-SUPPLEMENTAL JOINT ISSUER AND GUARANTOR FINANCIAL INFORMATION

The following represents the supplemental consolidating condensed financial statements of U.S. Industries, Inc.("USI"), USI Global and USIAH which are the jointly obligated issuers of the Notes, and USI Atlantic, which is the guarantor of the Notes, and their subsidiaries which are not guarantors of the Notes, as of June 30, 2001 and September 30, 2000 and for the three and nine months ended June 30, 2001 and 2000, respectively. Separate consolidated financial statements of USI, USI Global, USI Atlantic and USIAH are not presented, as management has determined that they would not be material to investors. See NOTE 15 with respect to certain security interests in favor of the holders of the Notes.

                                                        U.S. INDUSTRIES, INC.
                                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(TABULAR AMOUNTS IN MILLIONS)

NOTE 16-SUPPLEMENTAL JOINT ISSUER AND GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                                                                              THIRD QUARTER 2001
                                                -----------------------------------------------------------------------------------
                                                           USI         USI                    OTHER
                                                 USI      GLOBAL    ATLANTIC     USIAH     SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                               -------    ------    --------     ------    ------------  ------------  ------------
Net Sales                                      $    --    $   --    $     --     $   --    $      650.2  $         --  $      650.2
Operating costs and expenses:
Cost of products sold                               --        --          --         --           443.6            --         443.6
Selling, general and administrative expenses       5.9        --          --         --           152.0            --         157.9
Goodwill Impairment and other charges               --        --          --         --           221.5            --         221.5
                                               -------    ------    --------     ------    ------------  ------------  ------------
Operating income (loss)                           (5.9)       --          --         --          (166.9)           --        (172.8)

Interest expense                                 (11.3)    (10.5)         --         --            (0.7)           --         (22.5)
Interest income                                    5.8        --          --         --             0.3            --           6.1
Intercompany interest income (expense), net       (7.2)     15.3          --         --            (8.1)           --            --
Gain (loss) on sale of businesses                   --        --          --         --              --            --            --
Other income (expense), net                      (35.8)     (1.6)         --         --             0.3            --         (37.1)
Other intercompany income (expense)                 --     (15.4)         --       15.4              --            --            --
Equity in earnings of investees, net            (210.8)   (121.6)        9.2         --              --         323.2            --
                                               -------    ------    --------     ------    ------------  ------------  ------------
Income (loss) before income taxes and
discontinued operations                         (265.2)   (133.8)        9.2       15.4          (175.1)        323.2        (226.3)
Provision (benefit) for income taxes             (21.8)     (4.9)         --        6.2            34.9            --          14.4
                                               -------    ------    --------     ------    ------------  ------------  ------------

Income (loss) from continuing operations        (243.4)   (128.9)        9.2        9.2          (210.0)        323.2        (240.7)

Loss from discontinued operations, net of tax       --        --          --         --            (2.7)           --          (2.7)
                                               -------   -------     --------     ------    ------------  -----------   -----------
Net income (loss)                              $(243.4)  $(128.9)    $   9.2      $ 9.2     $    (212.7)  $     323.2   $    (243.4)
                                               =======   =======     ========     ======    ============  ===========   ===========

                                                                              YEAR TO DATE 2001
                                               ------------------------------------------------------------------------------------
                                                          USI         USI                     OTHER
                                                 USI     GLOBAL     ATLANTIC     USIAH     SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                               -------   -------    --------     ------    ------------  ------------  ------------
Net Sales                                      $    --   $   --     $     --     $   --    $    1,808.1  $         --  $    1,808.1
Operating costs and expenses:
Cost of products sold                               --        --          --         --         1,238.7            --       1,238.7
Selling, general and administrative expenses      15.7        --          --         --           454.4            --         470.1
Goodwill Impairment and other charges               --        --          --         --           223.0            --         223.0
                                               -------   -------    --------    -------    ------------  ------------  ------------
Operating income (loss)                          (15.7)       --          --         --          (108.0)           --        (123.7)

Interest expense                                 (32.8)    (31.3)         --         --            (2.5)           --         (66.6)
Interest income                                   17.9        --          --         --             2.1            --          20.0
Intercompany interest income (expense), net      (18.0)     42.5          --         --           (24.5)           --            --
Gain (loss) on sale of businesses                   --        --          --         --            (7.0)           --          (7.0)
Other income (expense), net                      (42.3)     (0.4)         --         --            (3.2)           --         (45.9)
Other intercompany income (expense)                 --     (46.2)         --       46.2              --            --            --
Equity in earnings of investees, net            (191.8)   (114.3)       27.7         --              --         278.4            --
                                               -------   -------    --------     ------    ------------  ------------  ------------
Income (loss) before income taxes and
   discontinued operations                      (282.7)   (149.7)       27.7       46.2          (143.1)        278.4        (223.2)
Provision (benefit) for income taxes             (36.4)    (14.2)         --       18.5            50.6            --          18.5
                                               -------   -------    --------     ------    ------------  ------------  ------------
Income (loss) from continuing operations        (246.3)   (135.5)       27.7       27.7          (193.7)        278.4        (241.7)

Loss from discontinued operations, net of tax       --        --          --         --            (4.6)           --          (4.6)
                                               -------   -------    --------     ------    ------------  ------------  ------------
Net income (loss)                              $(246.3)  $(135.5)   $   27.7     $ 27.7    $     (198.3) $      278.4  $     (246.3)
                                               =======   =======    ========     ======    ============  ============  ============

                                                        U.S. INDUSTRIES, INC.
                                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(TABULAR AMOUNTS IN MILLIONS)

NOTE 16-SUPPLEMENTAL JOINT ISSUER AND GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                                                                              THIRD QAUARTER 2000
                                               ------------------------------------------------------------------------------------
                                                          USI         USI                     OTHER
                                                 USI     GLOBAL     ATLANTIC     USIAH     SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                               -------   -------    --------     ------    ------------  ------------  ------------
Net Sales                                      $    --   $    --    $     --     $   --    $      729.3  $         --  $      729.3
Operating costs and expenses:
Cost of products sold                               --        --          --         --           489.1            --         489.1
Selling, general and administrative expenses       4.9      (0.3)         --         --           163.9            --         168.5
                                               -------   -------    --------     ------    ------------  ------------  ------------
Operating income (loss)                           (4.9)      0.3          --         --            76.3            --          71.7

Interest expense                                  (9.4)     (9.3)         --         --            (1.2)           --         (19.9)
Interest income                                    6.4        --          --         --             1.4            --           7.8
Intercompany interest income (expense), net        3.3       9.2          --         --           (12.5)           --            --
Other expense, net                                  --        --          --         --            (0.7)           --          (0.7)
Other intercompany (income) expense                0.1     (15.4)         --       15.4            (0.1)           --            --
Equity in earnings of investees, net              38.3      27.9         9.2         --              --         (75.4)           --
                                               -------   -------    --------     ------    ------------  ------------  ------------
Income before income taxes and
discontinued operations                           33.8      12.7         9.2       15.4            63.2         (75.4)         58.9

Provision (benefit) for income taxes              (1.8)     (6.1)         --        6.2            25.0            --          23.3
                                               -------   -------    --------     ------    ------------  ------------  ------------
Net income (loss)                              $  35.6  $   18.8    $    9.2     $  9.2    $       38.2  $      (75.4) $       35.6
                                               =======  ========    ========     ======    ============  ============  ============


                                                                              YEAR TO DATE 2000
                                               ------------------------------------------------------------------------------------
                                                          USI         USI                     OTHER
                                                 USI     GLOBAL     ATLANTIC     USIAH     SUBSIDIARIES  ELIMINATIONS  CONSOLIDATED
                                               -------   -------    --------     ------    ------------  ------------  ------------
Net Sales                                      $    --   $    --    $     --     $   --    $    2,433.0  $         --  $    2,433.0
Operating costs and expenses:
Cost of products sold                               --        --          --         --         1,673.6            --       1,673.6
Selling, general and administrative expenses      14.8      (0.8)         --         --           552.1            --         566.1
Goodwill Impairment and other charges               --        --          --         --            13.1            --          13.1
                                               -------   -------    --------     ------    ------------  ------------  ------------
Operating income (loss)                          (14.8)      0.8          --         --           194.2            --         180.2

Interest expense                                 (29.6)    (30.9)         --         --            (5.0)           --         (65.5)
Interest income                                    7.0        --          --         --             3.2            --          10.2
Intercompany interest income (expense), net        9.7      41.5          --         --           (51.2)           --            --
Gain on sale of businesses                          --        --          --         --            24.1            --          24.1
Other expense, net                                  --        --          --         --            (2.1)           --          (2.1)
Other intercompany income (expense)               15.2     (46.2)         --       46.2           (15.2)           --            --
Equity in earnings of investees, net              97.5      77.8        27.7         --              --        (203.0)           --
                                               -------   -------    --------     ------    ------------  ------------  ------------
Income before income taxes and
discontinued operations                           85.0      43.0        27.7       46.2           148.0        (203.0)        146.9

Provision (benefit) for income taxes              (5.0)    (13.9)         --       18.5            57.3            --          56.9
                                               -------   -------    --------     ------    ------------  ------------  ------------
Net income (loss)                              $  90.0   $  56.9    $   27.7     $ 27.7    $       90.7  $     (203.0) $       90.0
                                               =======   =======    ========     ======    ============  ============  ============

                             U.S. INDUSTRIES, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(TABULAR AMOUNTS IN MILLIONS)

NOTE 16-SUPPLEMENTAL JOINT ISSUER AND GUARANTOR FINANCIAL INFORMATION
        (CONTINUED)


                                                                            AT JUNE 30, 2001
                                                 --------------------------------------------------------------------------
                                                               USI       USI                 OTHER     ELIMI-
                                                   USI       GLOBAL    ATLANTIC   USIAH   SUBSIDIARIES NATIONS CONSOLIDATED
                                                 --------   --------  --------- --------- ------------ ------- ------------
ASSETS
Current assets:
Cash and cash equivalents                        $    0.1   $     --  $     --  $     --  $   57.7  $      --  $   57.8
Trade receivables, net                                 --         --        --        --     474.1         --     474.1
Inventories                                            --         --        --        --     456.3         --     456.3
Deferred income taxes                                57.5         --        --        --       0.1         --      57.6
Other current assets                                  9.7         --        --        --      32.9         --      42.6
                                                 --------   --------  --------  --------  --------  ---------  --------
Total current assets                                 67.3         --        --        --   1,021.1         --   1,088.4

Property, plant and equipment, net                    0.7         --        --        --     415.9         --     416.6
Other assets                                        156.0         --        --     908.0     220.8     (908.0)    376.8
Goodwill, net                                          --         --        --        --     301.4         --     301.4
Investments in subsidiaries                       1,760.2    1,327.1   1,030.5        --        --   (4,117.8)       --
Intercompany receivable (payable), net             (861.5)     552.5      32.6     122.5     153.9         --        --
                                                 --------   --------  --------  --------  --------  ---------  --------
Total assets                                     $1,122.7   $1,879.6  $1,063.1  $1,030.5  $2,113.1  $(5,025.8) $2,183.2
                                                 ========   ========  ========  ========  ========  =========  ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable                                    $     --   $     --  $     --  $     --  $   14.5  $      --  $   14.5
Current maturities of long-term debt                450.0         --        --        --       1.1         --     451.1
Trade accounts payable                                0.7         --        --        --     188.0         --     188.7
Accrued expenses and other current liabilities       15.7        4.7       0.2        --     155.0         --     175.6
Income taxes payable                                  5.2         --        --        --        --         --       5.2
                                                 --------   --------  --------  --------  --------  ---------  --------
Total current liabilities                           471.6        4.7       0.2        --     358.6         --     835.1

Long-term debt                                       73.8      553.9        --        --       9.3         --     637.0
Deferred income taxes                                 4.4         --        --        --       7.0         --      11.4
Other liabilities                                   113.8         --        --        --     126.8         --     240.6
                                                 --------   --------  --------  --------  --------  ---------  --------
Total liabilities                                   663.6      558.6       0.2        --     501.7        --    1,724.1
Commitments and contingencies
Stockholders' equity                                459.1    1,321.0   1,062.9   1,030.5   1,611.4   (5,025.8)    459.1
                                                 --------   --------  --------  --------  --------  ---------  --------
Total liabilities and stockholders' equity       $1,122.7   $1,879.6  $1,063.1  $1,030.5  $2,113.1  $(5,025.8) $2,183.2
                                                 ========   ========  ========  ========  ========  =========  ========

                                                        U.S. INDUSTRIES, INC.
                                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(TABULAR AMOUNTS IN MILLIONS)

NOTE 16-SUPPLEMENTAL JOINT ISSUER AND GUARANTOR FINANCIAL INFORMATION
(CONTINUED)

                                                                                  AT SEPTEMBER 30, 2000
                                             ---------------------------------------------------------------------------------------
                                                            USI        USI                    OTHER
                                               USI        GLOBAL     ATLANTIC     USIAH    SUBSIDIARIES   ELIMINATIONS  CONSOLIDATED
                                             --------    --------   ----------  --------- -------------  -------------- ------------
ASSETS
Current assets:
Cash and cash equivalents                    $    0.1    $     --   $       --  $      -- $        24.6  $           -- $       24.7
Trade receivables, net                             --          --           --         --         517.2              --        517.2
Inventories                                        --          --           --         --         494.1              --        494.1
Deferred income taxes                            60.9          --           --         --           0.5              --         61.4
Other current assets                             15.2          --           --         --          30.2              --         45.4
                                             --------    --------   ----------  --------- -------------  --------------  -----------
Total current assets                             76.2          --           --         --       1,066.6              --      1,142.8

Property, plant and equipment, net                0.5          --           --         --         420.0              --        420.5
Other assets                                    183.6          --           --      908.0         203.6          (908.0)       387.2
Goodwill, net                                      --          --           --         --         540.7              --        540.7
Investments in subsidiaries                   1,215.9     1,298.2        984.3         --            --        (3,498.4)          --
Intercompany receivable (payable), net          (98.4)       83.8         32.5       76.3         (94.2)             --           --
                                             --------    --------   ----------  --------- -------------  --------------  -----------
Total assets                                 $1,377.8    $1,382.0   $  1,016.8  $   984.3 $     2,136.7  $     (4,406.4) $   2,491.2
                                             ========    ========   ==========  ========= =============  ==============  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable                                $     --    $     --   $       --  $      -- $        29.1  $           --  $      29.1
Current maturities of long-term debt            158.1          --           --         --         (17.4)             --        140.7
Trade accounts payable                             --          --           --         --         195.8              --        195.8
Accrued expenses and other liabilities           29.0         5.4           --         --         188.2              --        222.6
Income taxes payable                              7.4          --           --         --           1.2              --          8.6
                                             --------    --------   ----------  --------- -------------  --------------  -----------
Total current liabilities                       194.5         5.4           --         --         396.9              --        596.8

Long-term debt                                  306.8       542.5           --         --          35.6              --        884.9
Deferred income taxes                             6.0          --           --         --           3.5              --          9.5
Other liabilities                               116.8          --           --         --         129.5              --        246.3
                                             --------    --------   ----------  --------- -------------  --------------  -----------
Total liabilities                               624.1       547.9           --         --         565.5              --      1,737.5
Commitments and contingencies
Stockholders' equity                            753.7       834.1      1,016.8      984.3       1,571.2        (4,406.4)       753.7
                                             --------    --------   ----------  --------- -------------  --------------  -----------
Total liabilities and stockholders' equity   $1,377.8    $1,382.0   $  1,016.8  $   984.3 $     2,136.7  $     (4,406.4) $   2,491.2
                                             ========    ========   ==========  ========= =============  ==============  ===========

                                                        U.S. INDUSTRIES, INC.
                                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(TABULAR AMOUNTS IN MILLIONS)

NOTE 16-SUPPLEMENTAL JOINT ISSUER AND GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                                                                                       YEAR TO DATE 2001
                                                   ---------------------------------------------------------------------------------
                                                                USI       USI                   OTHER
                                                     USI      GLOBAL    ATLANTIC     USIAH   SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
                                                   --------  --------  ----------  --------- ------------  ------------ ------------
NET CASH (USED IN) PROVIDED BY                     $  (28.8) $  (21.7) $       --  $      -- $       98.3  $        --  $      47.8
OPERATING ACTIVITIES

INVESTING ACTIVITIES:
Proceeds from sale of businesses                         --        --          --         --          7.5           --          7.5
Purchases of property, plant and equipment             (0.3)       --          --         --        (57.0)          --        (57.3)
Proceeds from sale of excess real estate                 --        --          --         --          3.2           --          3.2
Proceeds from sale of fixed assets                       --        --          --         --          5.3           --          5.3
Net transfers with subsidiaries                        (9.0)     (6.1)         --         --           --         15.1           --
Other investing activities, net                          --        --          --         --         (1.0)          --         (1.0)
                                                   --------  --------  ----------  --------- ------------  ------------ -----------
NET CASH (USED IN) PROVIDED BY
INVESTING ACTIVITIES                                   (9.3)     (6.1)         --         --        (42.0)        15.1        (42.3)

FINANCING ACTIVITIES:
Proceeds from long-term debt                        1,053.1      20.0          --         --           --           --      1,073.1
Repayment of long-term debt                          (993.7)       --          --         --         (7.1)          --     (1,000.8)
Proceeds from the sale of accounts receivable          29.1        --          --         --           --           --         29.1
Repayment of notes payable, net                          --        --          --         --        (13.9)          --        (13.9)
Proceeds from exercise of stock options                 0.3        --          --         --           --           --          0.3
Purchase of treasury stock                            (43.1)       --          --         --           --           --        (43.1)
Payment of dividends                                   (7.7)       --          --         --           --           --         (7.7)
Net transfers with parent                                --       9.0          --         --          6.1        (15.1)          --
                                                   --------  --------  ----------  --------- ------------  ------------ -----------
NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES                                   38.0      29.0          --         --        (14.9)       (15.1)        37.0

Effect of exchange rate changes on cash and cash
equivalents                                             0.1      (1.2)         --         --         (8.3)          --         (9.4)
                                                   --------  --------  ----------  --------- ------------  ------------ -----------
INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                     --        --          --         --         33.1           --         33.1

Cash and cash equivalents at beginning of period        0.1        --          --         --         24.6           --         24.7
                                                   --------  --------  ----------  --------- ------------  ------------ -----------
CASH AND CASH EQUIVALENTS AT END OF
PERIOD                                             $    0.1        --  $       --  $      -- $       57.7  $        --  $      57.8
                                                   ========  ========  ==========  ========= ============  ============ ===========

                                                        U.S. INDUSTRIES, INC.
                                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(TABULAR AMOUNTS IN MILLIONS)

NOTE 16-SUPPLEMENTAL JOINT ISSUER AND GUARANTOR FINANCIAL INFORMATION (CONTINUED)

                                                                                  YEAR TO DATE 2000
                                                   ---------------------------------------------------------------------------------
                                                                USI       USI                   OTHER
                                                     USI      GLOBAL    ATLANTIC     USIAH   SUBSIDIARIES  ELIMINATIONS CONSOLIDATED
                                                   --------  --------  ----------  --------- ------------  ------------ ------------
NET CASH USED IN OPERATING ACTIVITIES              $   (7.0) $  (21.0) $       --  $      --  $     (21.1) $         --  $    (49.1)

INVESTING ACTIVITIES:
Proceeds from sale of businesses                         --        --          --         --        403.5            --       403.5
Acquisition of companies, net of cash acquired           --        --          --         --        (78.3)           --       (78.3)
Purchases of property, plant and equipment               --        --          --         --        (58.9)           --       (58.9)
Proceeds from sale of excess real estate                 --        --          --         --          5.5            --         5.5
Proceeds from sales of fixed assets                      --        --          --         --          1.4            --         1.4
Net transfers with subsidiaries                        98.0     234.0          --         --           --         (332.0)        --
Other investing activities, net                          --        --          --         --         (0.8)           --        (0.8)
                                                   --------  --------  ----------  --------- ------------  ------------ ------------
NET CASH PROVIDED BY (USED IN)
INVESTING ACTIVITIES                                   98.0     234.0          --         --        272.4        (332.0)      272.4

FINANCING ACTIVITIES:
Proceeds from long-term debt                        2,473.8        --          --         --          5.9            --     2,479.7
Repayment of long-term debt                        (2,410.1)   (120.5)         --         --        (33.7)           --    (2,564.3)
Proceeds from notes payable, net                         --        --          --         --          1.2            --         1.2
Proceeds from exercise of stock options                 1.9        --          --         --           --            --         1.9
Purchase of treasury stock                           (143.4)       --          --         --           --            --      (143.4)
Payment of dividends                                  (12.4)       --          --         --           --            --       (12.4)
Net transfers with parent                                --     (92.0)         --         --       (240.0)        332.0          --
                                                   --------  --------  ----------  --------- ------------  ------------ ------------
NET CASH PROVIDED BY (USED IN)
FINANCING ACTIVITIES                                  (90.2)   (212.5)         --         --       (266.6)        332.0      (237.3)

Effect of exchange rate changes on cash and cash
equivalents                                            (0.8)     (0.5)         --         --         (7.6)           --        (8.9)
                                                   --------  --------  ----------  --------- ------------  ------------ ------------

DECREASE IN CASH AND CASH EQUIVALENTS                    --        --          --         --        (22.9)           --       (22.9)

Cash and cash equivalents at beginning of period         --        --          --         --         57.7            --        57.7
                                                   --------  --------  ----------  --------- ------------  ------------ ------------

CASH AND CASH EQUIVALENTS AT END OF
PERIOD                                             $     --  $     --  $       --  $      -- $       34.8  $         -- $     34.8
                                                   ========  ========  ==========  ========= ============  ============ ===========

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

Forward-looking information involves risks and uncertainties. This information is based on various factors and assumptions about future events that may or may not actually come true. As a result, the Company's operations and financial results in the future could differ substantially from those the Company has discussed in the forward-looking statements in this Quarterly Report and other documents that have been filed with the Securities and Exchange Commission. In particular, various economic and competitive factors, including those outside the Company's control, such as interest rates, foreign currency exchange rates, instability in domestic and foreign financial markets, consumer spending patterns, energy costs and availability, freight costs, availability of consumer and commercial credit, adverse weather, levels of residential and commercial construction, and changes in raw material costs, could cause the Company's actual results during the remainder of 2001 and in future years to differ materially from those expressed in any forward-looking statement made in this Quarterly Report on Form 10-Q. In addition, the Company's future results are subject to uncertainties relating to the Company's ability to consummate its business strategy, including the sale of assets, and realizing market synergies and cost savings from the integration of its acquired businesses. All subsequent written and oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the foregoing factors.

RESULTS OF OPERATIONS

GENERAL
-------

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

OVERALL
-------

                                  THIRD QUARTER         YEAR TO DATE
                                  2001      2000      2001        2000
                                --------  --------  --------    --------
NET SALES
Bath & Plumbing                 $  324.7  $  388.8  $  879.4    $1,032.6
Lawn & Garden                      137.8     136.4     364.7       383.9
Lighting                           187.7     204.1     564.0       602.5
Diversified                           --        --        --       414.0
                                --------  --------  --------    --------
TOTAL NET SALES                 $  650.2  $  729.3  $1,808.1    $2,433.0
                                ========  ========  ========    ========

OPERATING INCOME (LOSS)
Bath & Plumbing (1)             $ (123.0) $   52.3  $  (81.6)   $   96.0
Lawn & Garden (2)                  (41.4)     14.9     (41.5)       36.2
Lighting (3)                        (2.5)      8.6      15.3        25.1
Diversified                           --        --        --        35.4
                                --------  --------  --------    --------
                                  (166.9)     75.8    (107.8)      192.7
Corporate expenses                  (5.9)     (4.1)    (15.9)      (12.5)
                                --------  --------  --------    --------
TOTAL OPERATING INCOME (LOSS)   $ (172.8) $   71.7  $ (123.7)   $  180.2
                                ========  ========  ========    ========

      (1) Operating income for the third quarter and year to date 2001 includes goodwill impairment charges of $160.0 million. Additionally, the year to date period contains $4.8 million of non-recurring charges for accelerated depreciation and operating expenses associated with the discontinuance of an unprofitable product line. Operating income for year to date 2000 includes $13.1 million of restructuring charges related to the closure of a corporate office. See NOTES 9 and 10.

      (2) Operating income for the third quarter and year to date 2001 includes goodwill impairment charges of $47.0 million. Year to date 2001 also contains $3.8 million of restructuring and other related charges associated with the start-up of a new master distribution center. See NOTES 9 and 10.

      (3) Operating income for the third quarter and year to date 2001 includes goodwill impairment charges of $14.5 million. Year to date 2001 also includes $1.4 million of non-recurring charges related to product sourcing initiatives. Operating income for the third quarter and year to date 2000 includes non-recurring charges of $2.6 million and $3.5 million, respectively, related to the discontinuance of an unprofitable product line. See NOTES 9 and 10.

The Company's overall sales decreased 11% for the third quarter and 26% for year to date for 2001. These figures were impacted by the disposals of the Company's Diversified businesses in March 2000, its fire protection business in January 2000, its European HVAC business in November 2000, and Saws Division of Spear & Jackson in March of 2001. The European HVAC and fire protection businesses, both of which were included in its Bath & Plumbing segment, provided the Company with $11.4 million and $51.3 million of sales in the third quarter and year to date 2000, respectively, while only contributing $4.2 million of sales for fiscal 2001 prior to their disposal. The Saws Division of Spear & Jackson, included in the Lawn & Garden segment, contributed $5.2 and $16.8 million to sales in the third quarter and year to date of 2000, respectively, compared to $8.9 million in sales for fiscal 2001, prior to being sold. Also having an impact on sales both for the quarter and the year to date periods has been the Company's decision to exit certain unprofitable product lines in the Bath & Plumbing and Lighting segments. These product lines contributed $11.6 and $45.5 million to sales in the third quarter and year to date 2000 periods, compared to $9.8 million in sales for the first half of 2001 prior to their discontinuance. The remaining decreases of 7% and 6% for the third quarter and year to date periods, respectively, were primarily attributable to a weaker economy, inventory reduction programs instituted by major customers, and unfavorable currency exchange rates. Year to date results were also affected by inclement weather experienced in the Company's major markets. Unfavorable currency exchange rates, primarily from the weakening of the euro and British pound relative to the U.S. dollar reduced sales in comparison to the prior year by approximately $11.0 million and $45.5 million for the third quarter and the year to date periods, respectively.

The Company's overall operating loss for the third quarter and year to date periods in 2001 include goodwill impairment charges of $221.5 million (see NOTE
9). Also impacting operating income (loss) for the year to date periods are restructuring and other non-recurring charges of $10.0 million in 2001, compared to $16.6 million in 2000 (see NOTE 10). Furthermore, the Diversified segment contributed $35.4 million to operating income in fiscal 2000 prior to its disposal. Excluding the effects of the Diversified segment, goodwill impairment charges and non-recurring expenses, operating income for the third quarter and year to date 2001 periods was $48.7 million and $107.8 million, respectively, compared to $74.3 million and $161.4 million in the prior year. Operating income was negatively impacted by lower sales, increased freight and energy costs, higher distribution costs and in increase in unabsorbed overhead due to lower production levels.

BATH & PLUMBING
---------------

In the Company's Bath & Plumbing segment, sales decreased 17% for the third quarter and 15% for the year to date 2001 period. Sales decreased 6% for the third quarter and 7% for the year to date period because of the Company's disposal of its Fire Protection and European HVAC businesses and the discontinuance of unprofitable product lines in the segment's U.S. Brass operations. The remaining decreases were primarily the result of the continuing economic downturn and increased energy costs, which have softened interest in buying spas. Year to date sales were also affected by inclement weather in the segment's major markets. The majority of the decline was in the Jacuzzi domestic bath and spa divisions, which accounted for $32.3 million of the overall sales decrease for the third quarter and $57.1 million for the year to date period. Overseas operations were impacted by unfavorable currency exchange rates, which accounted for approximately $6.0 million and $21.4 million of the decrease in sales for the third quarter and year to date 2001, respectively.

In the third quarter of 2001, the Bath and Plumbing segment recorded goodwill impairment charges totaling $160.0 million. In addition, operating income for the year to date periods included non-recurring charges of $4.8 million in the first half of 2001 and a restructuring charge of $13.1 million incurred in the second quarter of 2000. The non-recurring charges relate to accelerated depreciation and operating expenses associated with the discontinuance of an unprofitable product line. The restructuring charge relates to the closure of a corporate office. After excluding goodwill impairment, restructuring and non-recurring charges, operating income decreased 29% and 24% in the third quarter and the year to date 2001, respectively. The decrease was primarily due to the decrease in sales discussed above. Also contributing to this decrease was an increase in unabsorbed overhead due to lower production levels, as well as an increase in energy and freight rates over the prior year.

LAWN & GARDEN
-------------

The Company's Lawn & Garden sales increased by $1.4 million or 1% in the third quarter and decreased by $19.2 million or 5% for year to date 2001. Third quarter sales at Ames True Temper increased by $8.0 million over the prior year. The increase was primarily attributable to the late spring experienced in most of this segment's major markets. The inclement weather experienced in these markets earlier in the year delayed shipments until the third quarter. The increased sales in Ames True Temper in the third quarter were mostly offset by the sale of the Saws Division of Spear & Jackson in the second quarter of 2001 and unfavorable changes in foreign currency exchange rates. Sales at the Saws Division totaled $5.2 million in the third quarter of the prior year. Changes in foreign currency exchange rates decreased third quarter sales by approximately $2.4 million when compared to prior year. The decrease in sales for the year to date period was primarily the result of the Company's disposal of its Saws Division in the second quarter of 2001 and its Keller Ladder business in the first quarter of 2000, as well as unfavorable foreign currency exchange rate fluctuations. The disposals accounted for $11.6 million of the decrease from year to date 2000 sales. The unfavorable currency exchange rate fluctuations impacted the Company's comparable year to date sales results by approximately $9.5 million.

Operating profit in the Lawn and Garden segment includes goodwill impairment charges totaling $47.0 million recorded in the third quarter of 2001. Operating Profit for the year to date period also includes $3.8 million in restructuring and non-recurring charges incurred in the first quarter of 2001. These charges were attributable to the relocation to a new master distribution center. Excluding the goodwill impairment, restructuring and non-recurring charges, operating income decreased by $9.3 million in the third quarter and $26.9 million for year to date 2001. This was primarily the result of higher warehousing and distribution costs due to higher-than-normal inventory levels at Ames True Temper and the under-absorption of fixed costs as manufacturing production schedules were curtailed to reduce inventories.

The inventory levels at Ames True Temper were higher than expected due to the opening of a new master distribution center in December 2000, which coincided with inventory reduction plans instituted by major customers. As a result, warehouse and distribution costs significantly increased from prior year. However, higher third quarter sales coupled with production cutbacks have substantially reduced inventory levels. By the end of the third quarter, inventory levels were up only 7% in comparison to last year. Inventory levels are expected to return to normal before the end of the fiscal year.

LIGHTING
--------

Sales in the Company's Lighting segment decreased $16.4 million or 8% in the third quarter and $38.5 million or 6% for year to date 2001 when compared to the respective periods in the prior year. These decreases are primarily attributable to a weaker economy and unfavorable currency exchange rates in translating the results of this segment's European lighting business into U.S. dollars. Exchange rates impacted the sales comparison with prior year by approximately $2.6 million for the quarter and $14.7 million year to date. In addition, for the year to date period, sales were $9.6 million lower because of the lost contribution from a discontinued residential product line.

Operating profit in the Company's Lighting segment for the nine months ended June 30, 2001 includes $14.5 million in goodwill impairment charges recorded in the third quarter and $1.4 million in non-recurring charges recorded in the first quarter. The non-recurring charges were related to product sourcing initiatives. Fiscal 2000 includes $2.6 million and $3.5 million of non-recurring charges in the third quarter and year to date periods, respectively, related to a discontinued product line. Operating income before goodwill impairment and non-recurring charges increased $0.8 million or 7% in the third quarter and $2.6 million or 9% in year to date for 2001 despite the decrease in sales primarily because of cost control initiatives and other improvements.

INTEREST INCOME AND EXPENSE
---------------------------

Interest expense increased $2.6 million for the third quarter and $1.1 million year to date for 2001 compared to the respective prior year periods. This is largely the result of higher interest rates in connection with an amendment of the Company's Revolving Facilities required in conjunction with the waiver of non-compliance with certain covenants obtained from the Company's lenders in February 2001. Interest expense is expected to continue to increase in the short-term as a result of the higher rates under the Restructured Facilities and increased borrowings due to the re-acquisition of Rexair. However over the course of the next year, interest expense will decrease from this year's levels as we make the debt repayments required under the Restructured Facilities (see
NOTE 15). Interest income decreased by $1.7 million for the quarter and increased by $9.8 million for year to date 2001 in comparison to the respective prior year periods. The fluctuations in interest income are largely due to the 12.5% Strategic Notes received as part of the sale of its Diversified businesses in March 2000. In August of 2000, the Company sold $25 million of these notes. Interest on these notes totaled $5.7 million and $17.2 million for the third quarter and year to date 2001 periods, respectively, and $6.3 million and $6.8 million in the comparable 2000 periods.

OTHER
-----

Other income and expense includes equity earnings in Strategic and Rexair of $0.5 million for the third quarter and $1.4 million for year to date 2001, compared to $1.5 million for the third quarter and $1.6 million for the year to date period in 2000. On March 24, 2000, in two separate transactions, the Company disposed of a majority equity interest in its Diversified segment. In the first transaction, which involved all the businesses in this segment other than Rexair, the Company received cash proceeds and senior notes issued by Strategic. In addition, Strategic assumed a portion of the Company's existing bank debt. The Company recorded a $24.1 million gain related to the sale of its Diversified businesses (see NOTE 11 to the Company's Condensed Consolidated Financial Statements). At June 30, 2001, the Company held a 12% preferred equity interest in Strategic having a stated value of approximately $17.7 million as well as a 15.8% common equity interest. The Company also held senior notes with a face value of $184 million, which bear interest at 12.5%. During the third quarter of 2001, the Company reduced its book value of these notes by $29.4 million (see NOTE 9 to the Company's Condensed Consolidated Financial Statements). The Company currently has the right to market and sell the senior notes. In the second transaction, the Company sold a 75% common equity interest in Rexair to Strategic. In August 2001, Rexair was re-aquired (See NOTE 15 to the Company's Condensed Consolidated Financial Statements).

The increase in other expenses over last year was primarily the result of non-recurring charges recorded in 2001. For the third quarter 2001, the Company recorded the $29.4 million write down of its Strategic Notes discussed above, $5.3 million of expenses related to the refinancing and new debt restructuring agreement, as well as $0.8 million in costs related to the Company's proposed spin-off of LCA group (see NOTE 10 to the Company's Condensed Consolidated Financial Statements). The year to date period included additional costs of $7.6 million associated with the proposed spin off of LCA group. Furthermore, other expenses, net for the first half of 2000 reflects a gain of $3.2 million on the disposal of some excess property.

IMPAIRMENT, RESTRUCTURING AND OTHER NON-RECURRING CHARGES
---------------------------------------------------------

GOODWILL IMPAIRMENT CHARGES

Operating results at a number of the Company's subsidiaries declined during 2001. In the third quarter of 2001, the Company evaluated the recoverability of the goodwill of these subsidiaries in accordance with our accounting policy (see the Company's 2000 Annual Report on Form 10-K). This evaluation indicated that the carrying value of the goodwill of certain of its subsidiaries was impaired.

The Company recorded goodwill impairment charges totaling $160.0 million in the Bath and Plumbing segment, $47.0 million in the Lawn and Garden segment and $14.5 million in the Lighting segment. The effect of this charge, prior to the adoption of SFAS No. 142 (see NOTE 14), will reduce future goodwill amortization by approximately $6.1 million per annum.

BATH & PLUMBING RESTRUCTURING AND NON-RECURRING CHARGES
Non-recurring charges recorded during the first half of 2001 in the Company's Bath & Plumbing segment relate to a decision to discontinue its Valley line of faucets, Eastman line of connectors and Sanitary Dash line of under-the-sink pipes. This decision was made in September 2000 upon completion of a strategic review of certain operations in the Company's Bath & Plumbing segment. The charges of $4.8 million recorded in the first half of 2001 consist primarily of accelerated depreciation on machinery that was used to complete the remaining in-process inventory. In the second quarter of 2000, the Company decided to close the former Zurn Industries corporate office in Dallas, Texas, which resulted in the termination of 30 employees. As a result, the Company recorded a restructuring charge of $13.1 million, which includes severance costs of $1.9 million, lease commitment costs of $9.1 million and asset write-offs of $2.1 million.

LAWN & GARDEN RESTRUCTURING AND NON-RECURRING CHARGES
The Company's Lawn & Garden segment recorded restructuring and non-recurring charges in the first quarter of 2001 related to the opening of a new master distribution center. The charges of $3.8 million include severance costs of $1.5 million, recorded as restructuring charges, for the termination of 118 employees and $2.3 million in start-up costs associated with the new master distribution center.

LIGHTING NON-RECURRING CHARGES
The Company's Lighting segment recorded $1.4 million in non-recurring charges related to product sourcing initiatives during the first quarter of 2001. Lighting also incurred charges of $2.6 million and $3.5 million for the third quarter and year to date 2000 periods, respectively, related to the Company's decision to discontinue an unprofitable residential product line.

OTHER
The Company recorded $0.8 million and $7.6 million in the third quarter and year to date 2001 periods, respectively, for professional fees associated with the proposed spin-off of LCA Group. Also in the third quarter and year to date periods of 2001 are $5.4 million in costs associated with the development of the new debt restructuring plan (see NOTE 15). In connection with the debt restructuring plan, the Company obtained an independent valuation of the Strategic Notes (see NOTE 11) which had an aggregate face value of $184 million. Accordingly, the Company reduced the carrying value by $29.4 million to reflect the current fair value. All of these costs have been classified as "Other expenses" on the Company's Condensed Consolidated Statement of Operations.

Additionally, the Company recorded a loss on the sale of its U.K. tool business of $7.0 million in the second quarter of 2001, which is recorded as "Gain (loss) on Sale of Businesses" on the Company's Condensed Consolidated Statement of Operations. Also recorded in "Gain (loss) on Sale of Businesses" is a gain on the sale of the Diversified business of $24.1 million recorded in the second quarter of 2000 (see NOTE 11).

As of June 30, 2001, the Company has remaining accruals of $8.1 million for restructuring costs. The activity in its liability accounts by cost category is as follows:

                                     LEASE AND            SEVERANCE
                                  CONTRACT RELATED       AND RELATED           TOTAL
                                      ACCRUALS             ACCRUALS           ACCRUALS
                                  -----------------     ---------------    ---------------
Balance at September 30, 2000     $           10.1      $          5.0     $         15.1
Fiscal 2001 charges                              -                 1.5                1.5
Cash payments                                 (3.3)               (2.3)              (5.6)
Reserves of divested businesses                  -                (2.9)              (2.9)
                                  -----------------     ---------------    ---------------
Balance at June 30, 2001          $            6.8      $          1.3     $          8.1
                                  =================     ===============    ===============

Approximately $2.7 million of the reserves are included in the balance sheet caption "Accrued expenses and other current liabilities," while the remaining $5.4 million are recorded in the balance sheet caption "Other liabilities." The Company expects the remaining accruals to be paid with cash over the periods provided by the severance and lease agreements of two and seven years, respectively.

TAXES
-----

The difference between the U.S. statutory rate and the Company's effective tax rate is principally due to the tax effect of the goodwill impairments and certain non recurring charges taken in 2001, and an increase in the valuation allowance of $29.4 million related to the deferred tax asset previously recorded for the goodwill impairment charge in fiscal 2000. Excluding the items noted above, the year to date period would reflect an effective tax rate of 43.5%. This compares to an effective tax rate for year to date 2000 of 39%. The increase in the effective tax rate is primarily related to the relationship of items not deductible for tax purposes compared to the overall earnings of the Company.

DISCONTINUED OPERATIONS
-----------------------

For the third quarter and year to date 2001, the Company had a loss from discontinued operations of $2.7 and $4.6 million net of tax benefits of $1.7 million and $2.9 million, respectively, mainly attributable to the settlement of certain claims surrounding the previously disposed Power Systems businesses.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity and capital resources are cash and cash equivalents, cash provided from operations and available borrowings under the Company's Restructured Facilities (as defined below and in NOTE 15 to the Company's Condensed Consolidated Financial Statements).

Net cash provided by operating activities was $47.8 million for year to date 2001 compared to cash used of $49.1 million for the comparable period of the prior year. The improvement was realized through implementing liquidity management actions, which was partially offset by decreased operating profits as discussed in the Results of Operations section. In addition, during 2000 there were additional cash requirements at the Diversified operations prior to divestiture.

Net cash used in discontinued operations of $1.1million for year to date 2001 relates mainly to the settlement of certain claims surrounding the previously disposed Power Systems businesses.

Net cash used in investing activities of $42.3 million for year to date 2001 consisted of $57.3 million for capital expenditures, partially offset by cash proceeds of $7.5 million received from the sale of the European HVAC operations and $3.2 million from the sale of excess real estate and fixed assets. Net cash provided by investing activities of $272.4 million for year to date 2000 was primarily comprised of cash proceeds of $403.5 million received from the sale of a majority interest in the Company's Diversified businesses and the sale of its fire protection, children's footwear and ladder operations and $6.9 million from the sale of excess real estate and fixed assets. This was partially offset by acquisitions of $78.3 million, including $71.1 million additional cash payment related to the acquisition of Spear & Jackson plc., and capital expenditures of $58.9 million.

Net cash provided by financing activities was $37.0 million for year to date 2001. This included net proceeds from long-term debt and notes of $58.4 million and an acceleration of cash flow from the sale of accounts receivable of $29.1 million, partially offset by dividend payments of $7.7 million and $43.1 million of cash used to purchase the Company's common stock for treasury. During October 1999, the Company entered into equity instrument contracts to purchase 2.8 million in shares of its common stock. These contracts were settled during 2001 for $43.1 million. This transaction and the net loss in the third quarter, were the principal reasons for the $294.6 million decrease in stockholders' equity. During 1999 and 2000, the Company's Board of Directors authorized share repurchase programs aggregating $350 million. As of June 30, 2001, the Company had repurchased $332 million of its common stock for treasury under these programs. In March 2001, the Company's Board of Directors indefinitely suspended the Company's quarterly payment of dividends.

During the nine months ended June 30, 2001, the Company paid approximately $5.6 million related to its restructuring plans announced in fiscal 1998, 1999 and 2000, and expects an additional $2.7 million to be paid in the next 12 months. There have been no material changes in the nature or costs of the restructuring.

The Company sold receivables with a net book value of $30 million for $29.1 million during the second quarter of 2001. The $0.9 million difference between the net book value and the net proceeds of the sale was included in "Other expenses, net" in the Company's Condensed Consolidated Statement of Operations.

Net cash used in financing activities was $237.3 million for year to date 2000. This included repayments of long-term debt and notes in excess of proceeds of $83.4 million. The cash for the repayments was generated by the proceeds from the sale of the Company's Diversified businesses discussed earlier. Also contributing to cash used in financing activities in 2000 were dividend payments of $12.4 million and the purchase of $143.4 million of the Company's common stock for treasury.

During fiscal 2000, the Company had a commercial paper program, supported by its $300 million 364-day credit facility (the "Credit Facility"). The commercial paper program was suspended and the Company began borrowing under the Credit Facility. The Credit Facility was scheduled to expire on October 26, 2001, but was terminated on August 15, 2001 as part of the debt restructuring. The Company had a five-year revolving line of credit providing for borrowings in both U.S. dollars and foreign currencies, which had original availability of $750 million (the "Credit Agreement"). The Credit Agreement, which was permanently reduced over time to an availability of $500 million, was scheduled to terminate on December 12, 2001. The Revolving Facilities were restructured on August 15, 2001 into an amended credit facility providing for, among other things, an increase in availability to $830 million and an extension of the final maturity of the debt through November 30, 2002 (see below).

Prior to the restructuring of its debt, the Company obtained from its lenders waivers of non-compliance with certain covenants contained in the Revolving Facilities. The covenants have since been replaced by those contained in the new debt agreement. In addition, although the Revolving Facilities were previously unsecured, the lenders of the Revolving Facilities were granted on April 30, 2001 security interests in substantially all of the assets of the Company and its domestic subsidiaries, including shares of the Company's domestic subsidiaries and 65% of the shares of certain of the Company's foreign subsidiaries. As a result of having the Revolving Facilities secured, the Rexair guarantee referred to below became secured with certain assets (See Note 15). In addition, the Company's 7.125% and 7.25% senior subordinated notes (the "Notes") also became equally and ratably secured with the Revolving Facilities and the Rexair Guaranty in respect of the assets of the Company and its subsidiaries that are subject to the covenant restrictions under the Notes. The covenants contained in the indentures under which the Notes were issued apply to the Company and any domestic subsidiary that is a "significant subsidiary" (within the meaning of rule 1-02(w) of Regulation S-X promulgated under the Securities and Exchange Act of 1934 or any successor provision).

In connection with the Company's sale to Strategic Industries, LLC ("Strategic") of a majority interest in a former subsidiary, Rexair, Inc. ("Rexair"), the Company guaranteed Rexair's $200 million credit facility. This guarantee required the Company to maintain certain credit rating levels. In response to a downgrade of its credit ratings in March 2001, the Company obtained waivers of the ratings default from Rexair's lenders while it pursued the re-acquisition of Rexair from Strategic and the restructuring of its debt. On August 15, 2001, the Company completed the re-acquisition of Rexair and the restructuring of its debt (see below).

On August 15, 2001, the Company finalized a comprehensive restructuring of its bank debt and the bank debt of Rexair, a former subsidiary that was re-acquired from Strategic on the same date. The amended facilities (together the "Restructured Facilities") extend the final maturity date of the Company's debt under the Revolving Facilities to November 30, 2002, which will coincide with the final maturity of the amended Rexair Credit Facility. The Restructured Facilities provide for an increase in availability under the five-year Credit Agreement from $500 million to $830 million, the termination of the multi-currency borrowing feature under the five-year Credit Agreement, the elimination of the 364-day Credit Facility and scheduled permanent reductions of the Company's senior debt (a combination of the Restructured Facilities and the Notes) during the term of the Restructured Facilities. The required cumulative permanent reductions of the Company's senior debt are scheduled at $75 million, $200 million, $450 million and $600 million during the periods ending December 31, 2001; March 31, 2002; June 30, 2002; and October 15, 2002, respectively. The Company expects to satisfy these reductions through its cash flow, asset sales and/or a refinancing.

Contemporaneously with the closing of the debt restructuring, the Company re-acquired the remaining 75% equity interest in Rexair, the manufacturer of "Rainbow" vacuum cleaners, from Strategic. The Company returned $27 million of the $184 million in face value of the Strategic Notes back to Strategic (see NOTE 11) as part of the transaction. Effective August 15, 2001, the Company will begin consolidating the results of Rexair and its outstanding debt of $172.5 million. The Company's guaranty of the Rexair Credit Facility remains in place. Rexair recorded sales of $109.5 million and $84.7 million and operating income before management fees and divisional overhead of $27.8 million and $22.5 million for the year ended September 30, 2000 and nine months ended June 30, 2001, respectively.

The Restructured Facilities require the Company and Rexair to maintain minimum monthly EBITDA, as defined, comply with maximum monthly capital expenditure limits; maintain minimum availability (as defined) under the 5-year Credit Facility of no less than $25 million and comply with other customary affirmative and negative covenants (including further assurances with respect to collateral and additional guarantors). In addition, the amended Rexair Credit Facility, which provides a term loan of $175 million and availability under a revolver of $20 million (after being permanently reduced by $5 million on August 15, 2001), requires that excess cash generated by Rexair be segregated from excess cash generated by the remainder of the Company's operations and used only to reduce the debt outstanding on the Rexair Credit Facility. Rexair's availability under the revolver will be permanently reduced by another $5 million on May 31, 2002. In connection with the term loan, Rexair will be required to make payments of $2.2 million each in December 2001 and March 2002 and

$4.4 million each in June 2002 and September 2002. Such payments are credited towards the scheduled permanent reductions of the Company's senior debt. The Notes and the Restructured Facilities contain cross-default and cross-acceleration provisions.

The Restructured Facilities provide for increasing interest rates over the remaining term. The spreads over London Interbank Offered Rate ("LIBOR") will be 275 basis points until December 31, 2001, after which the spread will begin increasing by 50 basis points each quarter thereafter. The Restructured Facilities also provides for several new fees including an unused commitment fee of 0.50% and a facing fee on all outstanding letters of credit of 0.25% per annum. At the Company's option, up to 0.50% of the interest rate applicable to borrowings may be paid through the issuance of notes.

The security interests that were granted to the lenders of the Revolving Facilities on April 30, 2001 remain in place under the debt restructuring, as do the arrangements to secure the Rexair Guaranty and the Notes. In addition, certain subsidiaries of the Company that are not subject to the Notes' covenant restrictions have guaranteed the Restructured Facilities.

Under the Restructured Facilities, substantially all assets sale proceeds are required to be applied to reduce the Company's funded and unfunded senior debt, on a pro rata basis. The senior debt includes the Notes in those cases where an asset sale is completed by the Company or any subsidiary subject to the Notes' covenants. Proceeds allocable to the Notes are required to be deposited in an escrow account for the benefit of the relevant holders of Notes; any claims of the lenders of the Restructured Facilities to amounts on deposit in the escrow account are subordinated to the claims of the relevant holders, including the payment in full of their Notes. Any reductions of senior debt with asset sale proceeds are credited dollar-for-dollar towards the scheduled permanent reductions.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for the fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company's treatment of goodwill and other intangible assets will be affected as early as the first quarter of fiscal year 2002 (if early adopted), but no later than the first quarter of fiscal year 2003. The
Company has not yet determined what the effect of the new rules will be on the earnings and financial position of the Company. For the nine months ended
June 30, 2001, the Company has recognized $12.0 million of goodwill amortization.

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

To manage exposure to interest rate movements, the Company uses interest rate protection agreements. Based on the Company's overall exposure to interest rate changes, a hypothetical increase of 100 basis points across all maturities of its floating rate debt obligations, after considering interest rate protection agreements, would decrease the Company's pre-tax earnings in fiscal 2001 by approximately $6.2 million.

The Company utilized foreign currency-denominated borrowings to selectively hedge its net investments in subsidiaries in foreign countries. These borrowings at June 30, 2001 are denominated in German marks and British pounds. The Company estimates that a 10% change in the relevant currency exchange rates is estimated to have an impact of $23.0 million on the fair value of such borrowings. This quantification of the Company's exposure to the market risk of foreign exchange sensitive financial instruments is necessarily limited, as it does not take into account the offsetting impact of the Company's underlying investment exposures. As a result of the debt restructuring (see NOTE 15), the multicurrency borrowing feature under the five-year credit agreement was terminated on August 15, 2001. The Company will no longer hedge its net investments in foreign countries.

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

PART II. OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS

See NOTE 4 to the Company's Condensed Consolidated Financial Statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

(b)      1.  A Current Report on Form 8-K was filed on 6/6/01, responsive to
             Item 5 of such Form, regarding the extension of the waiver of default on the Rexair Credit Facility from the lenders of Rexair through July 27, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              U.S. INDUSTRIES, INC.

Date:    August 17, 2001
                                         By:  /s/ Allan D. Weingarten
                                              -----------------------
                                              Allan D. Weingarten
                                              Senior Vice President and
                                              Chief Financial Officer
                                              (Principal Financial Officer)

                                              /s/ Nicola Rossi
                                              ----------------
                                              Nicola Rossi
                                              Corporate Controller
                                              (Principal Accounting Officer)

                                INDEX TO EXHIBITS

EXHIBIT NO.            DESCRIPTION

10.1 Letter Agreement dated July 23, 2001 by and between the Company and James O'Leary amending the Restated Employment Agreement dated September 1, 1999.

10.2 Amendment, Restatement, General Provisions and Intercreditor Agreement dated as of August 15, 2001 by and among U.S. Industries, Inc. USI Global Corp.,
                       USI American Holdings, Inc., USI Atlantic Corp. Rexair Holdings, Inc. Wilmington Trust Company, the Individual named as the Individual Trustee, Bank of America, N.A. and the several banks, financial institutions and other institutional lenders named therein.

10.3 Amended and Restated Collateral Trust Agreement dated as of August 15, 2001 by and among U.S. Industries, Inc., USI Global Corp., USI American Holdings, Inc., USI Atlantic Corp., Wilmington Trust Company and the Individual named as the Individual Trustee.

10.4 Amended and Restated Pledge and Security Agreement dated as of August 15, 2001 by and among U.S. Industries, Inc., USI Global Corp., USI American Holdings, Inc., USI Atlantic Corp., Wilmington Trust Company and the Individual named as the Individual Trustee.

10.5 Security Agreement Supplement to the Amended and Restated Collateral Trust Agreement and Amended and Restated Pledge and Security Agreement, all dated as of August 15, 2001.

10.6 Form of Non-shared Guaranty dated as of August 15, 2001 from the Guarantors referred to therein in favor of the Secured Parties referred to therein.