Form 10-K
period 2001-09-29
US INDUSTRIES INC /DE
filed 2002-01-14
CIK 1056874

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 29, 2001
                                       OR

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

                            ------------------------

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days: Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2001 (based on the last reported sale price of such stock on the New York Stock Exchange on such date) was approximately $185,626,752.

    As of December 31, 2001, the registrant had 74,309,368 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain portions of the registrant's definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders of the registrant to be held on March 21, 2002 are incorporated by reference into Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM                                                                  PAGE
----                                                                --------
      Disclosure Concerning Forward-Looking Statements............      1

                                   PART I
  1.  Business....................................................      2
  2.  Properties..................................................      7
  3.  Legal Proceedings...........................................      7
  4.  Submission of Matters to a Vote of Security Holders.........      8

                                  PART II
      Market for Registrant's Common Equity and Related
  5.  Stockholder Matters.........................................      9
  6.  Selected Financial Data.....................................     10
      Management's Discussion and Analysis of Financial Condition
  7.  and Results of Operations...................................     11
      Quantitative and Qualitative Disclosures About Market
 7a.  Risk........................................................     26
  8.  Financial Statements and Supplementary Data.................     27
      Changes in and Disagreements with Accountants on Accounting
  9.  and Financial Disclosure....................................     66

                                  PART III
 10.  Directors and Executive Officers of the Registrant..........     67
 11.  Executive Compensation......................................     67
      Security Ownership of Certain Beneficial Owners and
 12.  Management..................................................     67
 13.  Certain Relationships and Related Transactions..............     67

                                  PART IV
      Exhibits, Financial Statement Schedules, and Reports on Form
 14.  8-K.........................................................     67
      Signatures..................................................     74

                        FINANCIAL STATEMENT SCHEDULE
      Valuation and Qualifying Accounts...........................     76

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

    The Company's Annual Report on Form 10-K, including the Letter of the Chairman and Chief Executive Officer included in the Annual Report to Stockholders, contains both historical information and other information that may be used to infer future performance. Examples of historical information include the Company's annual financial statements and the commentary on past performance contained in the MD&A. While the Company has specifically identified certain information as being forward-looking in the context of its presentation, the Company cautions the reader that, with the exception of information that is clearly historical, all the information contained in this Annual Report on Form 10-K and the letter of the Chairman and Chief Executive Officer included in the Annual Report to Stockholders should be considered to be "forward-looking statements" as referred to in the Act. Without limitation, when it uses the words "believe," "estimate," "plan," "expect," "intend," "anticipate," "continue," "project," "probably," "should," and similar expressions, the Company intends to clearly express that the information deals with possible future events and is forward-looking in nature.

    Forward-looking information involves risks and uncertainties. This information is based on various factors and assumptions about future events that may or may not actually come true. As a result, the Company's operations and financial results in the future could differ substantially from those the Company has discussed in the forward-looking statements in this Annual Report and other documents that have been filed with the Securities and Exchange Commission. In particular, various economic and competitive factors, including those outside the Company's control, such as availability of acquisition financing for purchasers of businesses under the Company's disposal plan, interest rates, foreign currency exchange rates, instability in domestic and foreign financial markets, consumer spending patterns, energy costs and availability, freight costs, availability of consumer and commercial credit, adverse weather, levels of residential and commercial construction, and changes in raw material costs, could cause the Company's actual results in future years to differ materially from those expressed in any forward-looking statement. In addition, the Company's future results are subject to uncertainties relating to the Company's ability to consummate its business strategy, including the sale of assets, and realizing market synergies and cost savings from the integration of its acquired businesses. All subsequent written and oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the foregoing factors.

                                     PART I

ITEM 1. BUSINESS

GENERAL

    U.S. Industries, Inc., together with its subsidiaries (the "Company"), is one of the leading bath and plumbing products businesses in North America. Its Bath & Plumbing segment manufactures and distributes a full line of bath and plumbing products and vacuum cleaners under the brand names JACUZZI, ELJER, ZURN, SUNDANCE SPAS and RAINBOW. The Company operates on a 52- or 53-week fiscal year ending on the Saturday closest to September 30.

    The Company was originally formed in May 1995, when USI Atlantic, Inc. ("USI Atlantic"), a Company predecessor then known as U.S. Industries, Inc., was spun-off from Hanson PLC ("Hanson") with 34 diverse businesses, a substantial amount of surplus real estate and other assets and significant indebtedness (the "Spin-off"). The Company immediately commenced a program to reduce leverage and focus its operations through dispositions of non-strategic assets.

    In a merger transaction completed in June 1998, the Company acquired, as a wholly-owned subsidiary, Zurn Industries, Inc. ("Zurn"), creating a leader in the manufacturing and sale of bath and plumbing products in North America when combined with the Jacuzzi businesses. The Company's Bath & Plumbing segment has made several other strategic acquisitions, acquiring the assets of Gatsby
Spas, Inc. ("Gatsby Spas") and Sundance Manufacturing Inc. ("Sundance Spas"), manufacturers and distributors of spas, and the stock of Spring Ram Corporation PLC ("Spring Ram"), a leading manufacturer of acrylic baths, shower enclosures, shower trays, sanitary ware, stainless steel sinks, molded kitchen sinks and other bathroom fixtures in the United Kingdom. The Company also sold certain assets of its water resource business, its fire protection business and its European HVAC business, in September 1999, January 2000 and November 2000, respectively.

    Jacuzzi is a leading worldwide manufacturer and distributor of whirlpool bath products, spas, shower systems, non-jetted baths, swimming pool equipment and water systems products. Jacuzzi acquired Sundance Spas and Gatsby Spas to increase its market position in the spa market. Eljer is a leading North American manufacturer of complementary vitreous china and cast iron plumbing and faucets. Zurn's products include drains, flush valves, pressure-reducing and -regulating valves, plastic pipes and other behind-the-wall plumbing products. The Company's objective has been to combine acquired businesses to realize marketing synergies and cost savings and capitalize on domestic and international growth opportunities, including product extensions and expansion into new markets. The Company's bath and plumbing products are sold in North America through wholesale distributors and home centers, and in certain international markets, including Europe, South America, the Middle East and Asia.

    The Company has experienced some seasonality in its Jacuzzi and Zurn businesses. Sales of several Jacuzzi products such as spas and swimming pool equipment are sensitive to weather conditions and tend to experience a significant decrease in sales during the fall and winter months (predominantly the first and second fiscal quarters). Sales of Jacuzzi and Zurn are also affected when weather affects outside construction and installation.

    On August 15, 2001, contemporaneously with the restructuring of the Company's debt, the Company reacquired the 75% equity interest in Rexair Inc. ("Rexair") originally sold to SILLC Holdings, LLC ("Strategic") in March 2000. Rexair is a leading manufacturer of premium vacuum cleaner systems. Its RAINBOW vacuum cleaners collect dirt particles by means of a water filtration and separator system. Rexair distributes the RAINBOW and its accessories through a network of independent authorized distributors and subdistributors. Sales to consumers are made through in-home demonstrations by sales representatives and are typically arranged by referrals from other consumers. In fiscal 2001, 2000 and 1999, sales in the United States and Canada accounted for approximately 51%,

48% and 47%, respectively, of Rexair's total unit sales. The remaining sales were spread over a number of foreign markets, with significant sales made in Portugal. In the domestic market, the vacuum cleaner industry is mature and highly competitive. Rexair also experiences competition in recruiting its distributors. In addition, its distributors experience competition in recruiting and retaining sales representatives. The Company estimates that over 60% of the purchases of Rexair products in the United States are financed either by independent consumer finance companies or, to a lesser extent, by the independent distributors. The inability to maintain or increase its independent distribution network or the unavailability of consumer credit could have a material adverse effect on Rexair's business, financial condition and results of operations.

    One of the Company's customers accounts for 14%, 10% and 5% of sales from continuing operations in fiscal 2001, 2000 and 1999, respectively.

DIVERSIFIED

    In March 2000, the Company disposed of a majority equity interest in its Diversified segment. Diversified manufactured a wide range of consumer, precision engineered and automotive interior products. A comprehensive discussion of this disposition can be found under RESULTS OF OPERATIONS-- ACQUISITION AND DISPOSITION OF COMPANIES AND DISCONTINUED OPERATIONS.

DISCONTINUED OPERATIONS

    On December 28, 2001 the Board of Directors approved a formal Disposal Plan for five businesses in connection with the Company's obligation to pay debt amortization as set forth in the restructured debt agreements. In connection with the Disposal Plan, the Company incurred a charge of $232.6 million, which represented the difference between the historical net carrying value and the estimated net realizable value of the five businesses, Ames True Temper, Spear & Jackson, Lighting Corporation of America, SiTeco Lighting and the Selkirk Group. The Disposal Plan calls for the sale of the five businesses over the next 12 months. The net assets of the discontinued operations are included in net assets held for sale in all periods presented. The operating results of these businesses are included in discontinued operations in all periods presented. The discontinued operations generated sales and operating income (losses) of $1,346.1 million and $(57.9) million in 2001, $1,419.8 million and $3.9 million in 2000 and $1,346.7 million and $95.7 million in 1999.

    Ames True Temper is a leading manufacturer of non-powered lawn and garden tools and industrial hand and striking tools in North America. Ames primarily sells its products under the brand names AMES, TRUE TEMPER, EAGLE, WOODINGS-VERONA and GARANT and, to a lesser extent, under private labels. Ames' product lines include lawn, garden, and agricultural tools, snow shovels and other winter tools, as well as wheeled goods and garden hose reels. The Company entered into an agreement to sell Ames True Temper on December 24, 2001 for approximately $165 million in cash. The sale, which is subject to the completion of financing and other customary closing conditions, is currently expected to close in January 2002.

    Spear & Jackson is a leading manufacturer and distributor of a broad line of hand tools, lawn and garden tools, industrial saws, industrial magnets and metrology tools in the United Kingdom. Products sold under the brand names
SPEAR & JACKSON, NEILL TOOLS, ECLIPSE MAGNETICS and BOWERS include garden and agricultural tools, contractor hand tools, industrial cutting tools, industrial magnets and industrial calibration instruments.

    Lighting Corporation of America and SiTeco Lighting (collectively "Lighting") manufacture and distribute indoor and outdoor lighting fixtures for markets in North America and Europe.

    Lighting competes as a full-line supplier in the commercial/industrial market. Its outdoor lighting products are sold under the KIM, SPAULDING, MOLDCAST, ARCHITECTURAL AREA LIGHTING and SITECO brand names. These products include street, area, parking garage and landscape lighting. Outdoor lighting products are sold to electrical distributors, national accounts and utility companies. Indoor commercial/ industrial lighting products, which are sold under the COLUMBIA, PRESCOLITE, SIEMENS, DUAL LITE and SITECO brand names through electrical distributors and national accounts, include incandescent and compact fluorescent, down light fixtures, emergency and exit lighting, and other fluorescent lighting fixtures.

    Lighting is one of the largest residential lighting manufacturers in North America, principally selling under the PROGRESS brand name. Residential lighting products are sold to home centers, lighting showrooms and electrical distributors, who sell to builders, electrical contractors and consumers.

    The Selkirk Group is comprised of subsidiaries involved in the manufacture and distribution of grilles, registers, chimneys, gas vents and other venting products to the North American HVAC (heating, venting and air conditioning) markets.

SHARE REPURCHASE

    During 1999 and 2000, the Company's Board of Directors authorized share repurchase programs aggregating $350 million. As of September 30, 2001, the Company had repurchased 21.8 million shares of its common stock for treasury for $331.8 million under these programs. During June 2000, in a separate transaction authorized and undertaken outside the existing share repurchase program, the Company repurchased 3,685,520 shares which represented all of its common stock held by the former owners of Spear & Jackson for $44.2 million. The share repurchase programs have been terminated.

COMPETITION

    The Company competes in mature and highly competitive industries on the basis of brand identification, quality, price, marketing and distribution. In some industries, certain competitors have greater financial strength, market share or product breadth in a given market than the Company.

BACKLOG ORDERS

    The Company's backlogs, believed to be firm, were $54.7 million and $62.6 million as of September 30, 2001 and 2000, respectively. These amounts exclude backlogs for discontinued operations.

EXPORT AND INTERNATIONAL OPERATIONS

    Certain of the Company's domestic businesses generate revenue from export sales and/or revenue from operations conducted outside the United States. Export sales amounted to 4%, 9% and 13% of total revenues in fiscal 2001, 2000 and 1999, respectively, principally reflecting sales by Rexair to foreign distributors of Rainbow products in numerous countries, and sales by Garden State Tanning to Japanese automobile manufacturers prior to their March 24, 2000 disposal. Revenue from foreign operations amounted to 27%, 27% and 19% of total revenues in fiscal 2001, 2000 and 1999, respectively, principally reflecting certain Jacuzzi operations. Identifiable assets of foreign operations represented approximately 21%, 26% and 26% of total identifiable assets (excluding net assets held for sale) at September 30, 2001, 2000 and 1999, respectively. Foreign identifiable assets principally reflect certain assets of the Jacuzzi operations.

    The Company's export sales and foreign manufacturing and sourcing are subject to certain risks including currency fluctuation, transportation delays, political and economic instability, restrictions on the transfer of funds, the imposition of duties, tariffs and import and export controls and changes in governmental policies. The Company has numerous sourcing relationships with companies in the Far East.

EMPLOYEES

    As of September 30, 2001, the Company's continuing operations and discontinued operations had approximately 6,800 employees and 9,600 employees, respectively, totaling approximately 16,400 employees. Approximately 22% and 43% of continuing operations and discontinued operations employees, respectively, were represented by unions. The Company believes that the relations of its operating subsidiaries with employees and unions are satisfactory.

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

    A number of present and former operating units of the Company have been named as Potentially Responsible Parties ("PRPs") at 17 Superfund sites under CERCLA or comparable state statutes in a number of federal and state proceedings. In each of these matters the operating unit of the Company is working with the governmental agencies involved and other PRPs to address environmental claims in a responsible and appropriate manner. Under CERCLA and other similar statutes, any generator of hazardous waste sent to a hazardous waste disposal site is potentially responsible for the clean-up, remediation and response costs required for such site in the event the site is not properly closed by its owner or operator, irrespective of the amount of waste which the generator sent to the site. No information currently available reasonably suggests that projected expenditures associated with these proceedings, whether for any single site or for those in the aggregate, will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

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

    At September 30, 2001, the Company had accrued approximately $11.2 million for various environmental related liabilities of which the Company is aware. The Company believes that the range of liability which is reasonable for such matters is between approximately $6.1 million and $16.7 million. The Company cannot predict whether future developments in laws and regulations concerning environmental protection or unanticipated enforcement actions, particularly with respect to environmental standards, will require material capital expenditures or otherwise affect its financial condition, results of operations or cash flows in a materially adverse manner, or whether its operating units will be successful in meeting future demands of regulatory agencies in a manner which will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

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

    This Report references trademarks of the Company such as JACUZZI, ZURN, ELJER, SUNDANCE and RAINBOW, as well as other trade names and product names.

EXECUTIVE OFFICERS

    The executive officers of the Company are as follows (ages shown as of September 30, 2001):

NAME                                                                POSITION
----                                        --------------------------------------------------------
David H. Clarke...........................  Chairman of the Board and Chief Executive Officer
James O'Leary.............................  Executive Vice President
Steven C. Barre...........................  Senior Vice President, General Counsel and Secretary
Dorothy E. Sander.........................  Senior Vice President--Administration
Allan D. Weingarten.......................  Senior Vice President and Chief Financial Officer
Diana E. Burton...........................  Vice President--Investor Relations
R. Bruce Clithero.........................  Treasurer
Francisco V. Punal........................  Vice President--Finance
Nicola Rossi..............................  Corporate Controller
Alan Schutzman............................  Vice President and Associate General Counsel

    DAVID H. CLARKE, 60, has served as Chairman of the Board and Chief Executive Officer of the Company since the Spin-off of USI from Hanson. Mr. Clarke was Vice Chairman of Hanson from 1993 until the Spin-off, Deputy Chairman and Chief Executive Officer of Hanson Industries, the U.S. arm of Hanson, from 1992 until the Spin-off and a Director of Hanson from 1989 until May 1996. Mr. Clarke is a director of Fiduciary Trust International, a subsidiary of Franklin Mutual, a company engaged in investment management and administration of assets for individuals.

    JAMES O'LEARY, 38, has served as Executive Vice President since
September 1, 1999 and was Senior Vice President and Chief Financial Officer from June 1998 to September 1999. He has also served as Chief Executive Officer of the Company's Lighting segment since September 2000. He served as

Corporate Controller of the Company from the Spin-off from Hanson until June 1998 and was elected as a Vice President in January 1996. Mr. O'Leary serves as a director of the Company and Strategic.

    STEVEN C. BARRE, 41, has served as Senior Vice President, General Counsel and Secretary since September 2001. From April 2000 to September 2001, he served as Vice President, General Counsel and Secretary. Prior to that date, Mr. Barre served as Associate General Counsel beginning with the Spin-off from Hanson in 1995.

    DOROTHY E. SANDER, 48, has served as Senior Vice President--Administration since June 1998. Previously she had served as Vice President--Administration of the Company since the Spin-off from Hanson. She is a member of the Board of Directors of The Feminist Press, the Advisory Board of the Bank of New York and the Board of Editors of "HR-Law and Practice" magazine.

    ALLAN D. WEINGARTEN, 63, has served as Senior Vice President and Chief Financial Officer since January 2001 when he joined the Company. Mr. Weingarten was previously a senior partner with the accounting firm of Ernst & Young, where he spent his entire 34-year career. Subsequent to his retirement from Ernst & Young in 1995, Mr. Weingarten was a business consultant and private investor. Mr. Weingarten is a director of Programmers Paradise, Inc. and AXS-One, Inc.

    DIANA E. BURTON, 56, has served as Vice President--Investor Relations of the Company since the Spin-off from Hanson.

    R. BRUCE CLITHERO, 48, has served as Treasurer since February 2001. Previously he served as Director of Treasury and Risk Management for Oxbow Corporation. Oxbow Corporation is a privately held company which manages a diverse array of businesses, including several in the energy-related field.

    FRANCISCO V. PUNAL, 42, joined the Company as Vice President--Finance on January 2, 2001. Mr. Punal was previously with Vitas Healthcare Corporation where he was Vice President and Controller from 1997 to 2000. Prior to that, Mr. Punal served as Director of Finance. Vitas Healthcare Corporation is a privately held healthcare provider.

    NICOLA ROSSI, 35, has served as Corporate Controller since April 1, 2000 and was Assistant Corporate Controller from June 1999. Previously, he was Director of Corporate Accounting for the Great Atlantic & Pacific Tea Company, Inc. from November 1995 through May 1999.

    ALAN SCHUTZMAN, 45, has served as Vice President and Associate General Counsel since September, 2001. Mr. Schutzman served as Associate General Counsel from January 1, 2001 until September, 2001. From July 1996 to December 2000, he served as Vice President and General Counsel of various operating subsidiaries, including Ames True Temper and Keller Ladders, Inc.

ITEM 2. PROPERTIES

    The Company's continuing operations own 36 and lease 58 properties, none of which has value that is significant in relation to the Company's assets as a whole.

ITEM 3. LEGAL PROCEEDINGS

    The Company and its subsidiaries are parties to legal proceedings that are considered to be either ordinary, routine litigation incidental to the business of present and former operations or immaterial to the Company's financial condition, results of operations or cash flows. For information concerning environmental proceedings, see BUSINESS--GOVERNMENTAL REGULATION.

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

    In June 1998, the Company acquired Zurn Industries, Inc. ("Zurn"). Zurn is a wholly-owned subsidiary of the Company. Zurn, along with many other companies, is a codefendant in numerous asbestos related lawsuits pending in the United States. Plaintiffs claims against Zurn allege personal injuries allegedly caused by exposure to asbestos used in industrial boilers formerly manufactured by Zurn. As reported by numerous other asbestos defendants, there has been a significant increase in the number of asbestos suits filed over the past several years. Zurn has also experienced an increase in the number of suits filed against it in the last fiscal year. As of September 30, 2001, the number of asbestos claims pending against Zurn was approximately 52,000.

    Since Zurn received its first asbestos claim in the 1980's, Zurn has settled or otherwise disposed of approximately 35,000 asbestos claims. Zurn's insurers have paid all settlement costs relating to these claims in an aggregate amount that has not eroded the available insurance coverage by a material amount. Defense costs are currently being paid by Zurn's insurers without eroding the coverage amounts of its insurance policies.

    Zurn estimates that its potential liability for asbestos claims pending against it and for claims estimated to be filed over a 10 year period (i.e., through 2011) is approximately $107 million. This estimate is based on its view of the current and anticipated number of asbestos claims, the timing and amounts of asbestos payments and the status of ongoing litigation, defense strategies and settlement initiatives. However, there are inherent uncertainties involved in estimating both the number of future asbestos claims as well as future settlement costs, and the actual liability could exceed Zurn's estimate due to changes in facts and circumstances after the date of the estimate. Further, while there is presently no reasonable basis for estimating Zurn's asbestos liability beyond 2011, such liability may continue beyond 2011, and such liability could be substantial.

    Zurn's available insurance to cover its potential asbestos liability is between approximately $318 million and $380 million. Zurn believes, based on its experience in defending the claims and the amount of insurance coverage available, that it has sufficient insurance to cover the pending and reasonably estimable future claims. This conclusion was reached after considering the insurance payments made to date by Zurn's insurance carriers, existing insurance policies, and the advice of insurance coverage counsel with respect to applicable insurance coverage law relating to the terms and conditions of those policies. After review of the foregoing with Zurn and its consultants, the Company believes that the resolution of Zurn's pending and reasonably estimable asbestos claims will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company did not submit any matter to a vote of its security holders during the fourth quarter of fiscal 2001.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    (a) Market Information.

    The Company's common stock is traded on the NYSE under the symbol USI. The following table sets forth, for the fiscal periods indicated, the high and low closing sales price per share of common stock as reported by the NYSE.

                                                   FISCAL 2001           FISCAL 2000
                                               -------------------   -------------------
                                                 HIGH       LOW        HIGH       LOW
                                               --------   --------   --------   --------
First Quarter................................   $10.06     $6.44      $16.25     $13.06
Second Quarter...............................   $ 8.55     $5.60      $14.63     $10.75
Third Quarter................................   $ 6.12     $4.10      $15.00     $10.81
Fourth Quarter...............................   $ 3.90     $1.74      $14.19     $ 9.94

    (b) Holders.

    As of December 31, 2001, there were 19,889 record holders of common stock. The closing price per share of common stock as reported by the NYSE on such date was $2.56.

    (c) Dividends.

    Prior to March 2001, the Company's Board of Directors adopted a cash dividend policy under which the Company paid cash quarterly dividends of $0.05 per share of common stock as listed below. In March 2001, the Board of Directors indefinitely suspended the Company's quarterly payment of dividends. Furthermore, the Restructured Facilities (see NOTE 7 of the Company's notes to consolidated financial statements) executed on August 15, 2001 includes a restriction on the payment of any dividends.

DIVIDEND RECORD DATE                                       DIVIDEND PAYMENT DATE
--------------------                                       ---------------------
December 31, 1999........................................     January 21, 2000
March 31, 2000...........................................       April 21, 2000
June 30, 2000............................................        July 21, 2000
September 30, 2000.......................................     October 21, 2000
December 31, 2000........................................     January 21, 2001

ITEM 6. SELECTED FINANCIAL DATA

    The following table sets forth the consolidated historical selected financial data of the Company. All prior year information has been restated to reflect the reclassification of discontinued operations (see NOTE 5 to the Company's consolidated financial statements) and the adoption of EITF No. 00-10 in fiscal 2001 (see NOTE 3 to the Company's consolidated financial statements).

                                                 2001       2000       1999       1998       1997
                                               --------   --------   --------   --------   --------
                                                         (IN MILLIONS, EXCEPT PER SHARE)
Income Statement Data:
  Net sales..................................  $1,107.1   $1,724.9   $2,129.2   $1,974.5   $1,668.3
  Operating income (loss)(1).................     (22.9)      83.8      207.3       48.5      180.0
  Income (loss) from continuing
    operations(2)(3)(4)(5)...................    (179.8)      38.7       95.2      (55.6)      62.3
  Income (loss) from discontinued operations,
    net of tax...............................    (344.1)      (3.1)      46.2       17.1      191.6
  Cumulative effect of accounting change, net
    of tax...................................      (0.7)        --         --         --         --
  Net income (loss)..........................    (524.6)      35.6      141.4      (43.6)     252.1
  Basic income (loss) per share:
  Income (loss) from continuing operations...     (2.43)      0.48       1.03      (0.58)      0.67
  Income (loss) from discontinued
    operations...............................     (4.65)     (0.04)      0.50       0.18       2.07
  Cumulative effect of accounting change.....     (0.01)        --         --         --         --
    Net income (loss)........................     (7.09)      0.44       1.53      (0.46)      2.73
  Diluted income (loss) per share:
  Income (loss) from continuing operations...     (2.43)      0.47       1.02      (0.58)      0.65
  Income (loss) from discontinued
    operations...............................     (4.65)     (0.04)      0.49       0.18       2.01
  Cumulative effect of accounting change.....     (0.01)        --         --         --         --
    Net income (loss)........................     (7.09)      0.43       1.51      (0.45)      2.64
  Cash dividend declared per share(6)........      0.05       0.20       0.20       0.20       0.05

Balance Sheet Data (at period end):
  Cash and cash equivalents..................  $   65.2   $   24.7   $   57.7   $   44.3   $   66.8
  Working capital............................     458.1      541.5      864.2      800.6      605.9
  Total assets...............................   1,776.6    2,249.9    2,765.0    2,530.3    2,375.8
  Total debt.................................   1,226.8    1,046.2    1,251.8      954.2      742.2
  Stockholders' equity.......................     199.6      753.7      920.3      960.4      949.8

------------------------

(1) The operating income for fiscal 1999 and 1998 includes $6.8 and $2.4 million, respectively, of equity losses from the Company's investment in United Pacific Industries ("UPI"). These losses include charges associated with impairments of UPI and its subsidiaries of $5.5 and $4.0 million in fiscal 1999 and 1998, respectively.

(2) Fiscal 2001 includes non-recurring after-tax charges of $176.7 million to
    1) recognize goodwill impairment charges ($100.2 million), 2) write-down the carrying value of the Strategic Notes to net realizable value
    ($45.1 million), 3) pay advisory and other related fees associated with the debt restructuring ($6.7 million), 4) write off deferred transaction costs related to the original sale of Rexair in March 2000 ($17.4 million),
    5) pay professional fees associated with the previously planned Spin-off of the LCA Group ($4.6 million) and 6) eliminate certain product lines
    ($2.7 million).

(3) Fiscal 2000 includes non-recurring after-tax charges of $64.9 million to
    1) close the former Zurn corporate office ($8.0 million), 2) eliminate certain products lines, write-down inventory and other related costs at the U.S. Brass operations ($14.1 million) and 3) recognize goodwill and asset impairments at the European HVAC operations ($42.8 million). Fiscal 2000 also includes net after-tax credits of $24.4 million primarily related to the gain on the sale of the Diversified businesses, the gains on the sale of Strategic Notes and additional equity interest and costs written off related to the abandoned sale of the Lighting segment. In addition, fiscal 2000 includes a $20.0 million reversal of tax contingencies related to the demerger from Hanson PLC.

(4) Fiscal 1999 includes $2.3 million after-tax of unusual costs in conjunction with severance for certain senior executives, and net after-tax costs of $4.7 million primarily for the closure of a manufacturing facility and the elimination of product lines. Fiscal 1999 also includes a $6.2 million tax benefit from the resolution of prior years' tax issues.

(5) Fiscal 1998 includes non-recurring and unusual after-tax charges of $128.2 million of merger, restructuring and other costs, $7.0 million to write-off interest rate protection agreements, $34.1 million to discontinue a business and $5.0 million associated with the refinancing of Zurn's outstanding indebtedness.

(6) Cash dividends exclude dividends declared and paid by Zurn prior to the Merger.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    On December 28, 2001, the Company's Board of Directors adopted a formal Disposal Plan to dispose of five businesses in connection with the Company's obligation to pay debt amortization. The businesses include the following:

        Ames True Temper and Spear & Jackson, which were included in the Lawn & Garden segment in prior years.

        Lighting Corporation of America and SiTeco Lighting, which represented the entire Lighting segment in prior years.

        Selkirk North America, which was included in the Bath & Plumbing segment in prior years.

    The results of all five businesses are classified as discontinued and are excluded from the discussion of the Company's continuing operating results and are discussed separately under ACQUISITION AND DISPOSITION OF
BUSINESSES--DISCONTINUED OPERATIONS.

    On March 24, 2000, the Company completed the disposition of a majority equity interest in its Diversified segment. Since then, the Company has accounted for the retained interest in its Diversified segment under the equity method of accounting.

                                                   FOR THE FISCAL YEARS ENDED
                                                         SEPTEMBER 30,
                                                 ------------------------------
                                                   2001       2000       1999
                                                 --------   --------   --------
                                                         (IN MILLIONS)
NET SALES
  Bath & Plumbing..............................  $1,107.1   $1,309.6   $1,267.5
  Diversified..................................        --      415.3      861.7
                                                 --------   --------   --------
    TOTAL NET SALES............................  $1,107.1   $1,724.9   $2,129.2
                                                 ========   ========   ========
OPERATING INCOME (LOSS)
  Bath & Plumbing(1)(2)(3).....................  $    0.2   $   62.2   $  135.6
  Diversified(4)...............................        --       35.7       87.7
                                                 --------   --------   --------
                                                      0.2       97.9      223.3
CORPORATE EXPENSES.............................     (23.1)     (14.1)     (16.0)
                                                 --------   --------   --------
    TOTAL OPERATING INCOME (LOSS)..............  $  (22.9)  $   83.8   $  207.3
                                                 ========   ========   ========

------------------------
(1) Operating income (loss) for fiscal 2001 includes restructuring, impairment and other unusual costs of $105.0 million (see NOTE 6 to the consolidated financial statements).

(2) Operating income (loss) for fiscal 2000 includes restructuring, impairment and other unusual costs of $79.7 million (see NOTE 6 to the consolidated financial statements).

(3) Operating income (loss) for fiscal 1999 includes non-recurring charges of $4.6 million (see NOTE 6 to the consolidated financial statements).

(4) Operating income (loss) for fiscal 1999 includes $6.8 million of equity losses from the Company's investment in UPI. These losses include a charge associated with an impairment of UPI and its subsidiaries of $5.5 million. Fiscal 1999 also includes net restructuring costs and unusual charges of $7.7 million (see NOTE 6 to the consolidated financial statements).

OVERALL

    The Company's overall sales decreased 36% in 2001 when compared to 2000. The 2001 results were impacted by the disposals of the Company's Diversified businesses in March 2000, its fire protection business in January 2000 and its European HVAC business in November 2000, as well as the Company's decision to exit certain unprofitable Bath & Plumbing product lines during 2000. The European HVAC and fire protection businesses were both included in the Company's Bath & Plumbing segment. The remaining sales decrease of 9% was attributable to the weaker economy, inventory reduction programs instituted by major customers, inclement weather and unfavorable fluctuations in currency exchange rates.

    Overall sales in 2000 decreased 19% from 1999. This resulted from the disposal of the Company's Diversified and fire protection businesses as well as the Company's decision to exit certain unprofitable Bath & Plumbing product lines during 2000. The decrease was partially offset by a full year's contribution to sales from Spring Ram and Gatsby Spas, which were acquired during 1999 for its Bath & Plumbing segment.

    The Company's operating income (loss) for 2001, 2000 and 1999 included goodwill impairment, restructuring, and net other non-recurring charges of $105.0 million, $79.7 million, and $12.3 million, respectively (see NOTE 6 to the Company's consolidated financial statements). Excluding these unusual charges, operating income decreased $81.4 million (50%) in fiscal 2001 and $56.1 million (26%) in 2000 when compared to the comparable prior year periods. The disposal of the Diversified businesses and the decrease in sales experienced by the Bath & Plumbing segment adversely affected operating income in 2001. Operating results at the Bath & Plumbing segment were also affected by increased freight and energy costs and an increase in unabsorbed overhead due to lower production levels. Operating income decreased in 2000 because of the lost contribution of disposed businesses and discontinued product lines. Operating income in 2000 was also affected by unfavorable fluctuations in currency exchange rates and decreased profitability of the Eljer and European HVAC operations of the Bath & Plumbing segment. These decreases were partially offset by a full year's profit contribution from businesses acquired in 1999 by the Bath & Plumbing segment (see NOTE 4 to the consolidated financial statements).

BATH & PLUMBING

    Sales in the Bath & Plumbing segment decreased 15% in 2001 compared to 2000. The decrease was partially attributable to the disposal of the segments's fire protection and European HVAC businesses and the discontinuance of certain unprofitable product lines at U.S. Brass. The European HVAC and fire protection businesses provided the Company with $63.8 million of sales in 2000 while only contributing $4.2 million of sales in 2001 prior to their disposal. The discontinued product lines generated $45.6 million in sales in 2000 compared to only $9.8 million in 2001 prior to their discontinuance. The remaining decrease in sales for 2001 was primarily the result of the continuing economic downturn, inventory reduction programs instituted by major customers, inclement weather in the segments major markets and increased energy costs, which have softened consumer interest in purchasing spas. The majority of the sales decline in 2001 was in the domestic bath and spa businesses, which accounted for $93.2 million of the overall sales decrease in 2001. Overseas operations were impacted by unfavorable currency exchange rates, which accounted for approximately $23.7 million of the sales decrease in 2001.

    The 3% increase in sales in 2000 over 1999 was primarily attributable to the full year inclusion of Spring Ram and Gatsby Spas, acquired in July and June of 1999, respectively, and an increase in domestic bath and spa sales. This was partially offset by the lost contribution from the disposal of the fire protection businesses and unfavorable fluctuations in currency exchange rates.

    Operating income (loss) includes goodwill impairment, restructuring and other non-recurring charges of $105.0 million, $79.7 million and $4.6 million for 2001, 2000 and 1999, respectively. For 2001, these charges consisted of goodwill impairment charges of $100.2 million, and non-recurring charges of $4.8 million related to the discontinuance of the unprofitable product lines at U.S. Brass. The 2000 charges include restructuring charges of $13.1 million related to the closure of the former Zurn corporate office and goodwill and property, plant and equipment impairment charges as well as restructuring charges related to the European HVAC and U.S. Brass operations totaling
$45.8 million and $20.8 million, respectively. The charges in 1999 relate to severance paid to a senior executive. Excluding these charges, operating income decreased by $36.7 million (26%) in 2001 and increased $1.7 million (1%) in 2000 from their comparable prior year periods. The decrease in 2001 was primarily due to the decrease in sales discussed above, increased freight and energy costs, and an increase in unabsorbed overhead due to lower production levels. The increase in operating income in 2000 was largely due to the increase in sales discussed above, offset by profit shortfalls within the Eljer and European HVAC businesses, lost contribution from disposed businesses, and unfavorable fluctuations in the currency exchange rates.

DIVERSIFIED

    The Diversified results for fiscal 2000 were comprised of approximately six months of operations through the disposal date of March 24, 2000, as compared to the prior year results which included a full twelve months of operations. Fiscal 1999 operating income includes restructuring and other related charges of $7.7 million. The fiscal 1999 charges include (i) losses, closure and inventory and other related costs from exiting an unprofitable window operation and
(ii) severance, impairment and other charges from the closure of a manufacturing facility which produced infant's and children's footwear. The fiscal 1999 charges are partially offset by favorable adjustments to restructuring, asset impairment and other net related charges established in fiscal 1998 at the Company's vacuum cleaner and textile operations.

CORPORATE EXPENSES

    Corporate expenses have increased in 2001 in comparison to the prior year because of less pension income and an increase in compensation expense. Also, the Company partially offset corporate expenses through fiscal 2000 with the amortization of a non-compete agreement. The Company amortized $2.2 million per year in connection with this agreement. The pension plans were reorganized in 2000 resulting in a $2.7 million reduction in pension income allocable to the corporate office in 2001. Compensation expenses increased in 2001 because of additional staff added in anticipation of a previously planned spin-off of several of the Company's subsidiaries (collectively known as the "LCA Group"). Corporate expenses for fiscal 1999 include $2.0 million of costs incurred in conjunction with an abandoned spin-off of its Diversified operations. Excluding the above-mentioned charge, corporate expenses for 2000 remained relatively flat when compared to 1999.

INTEREST INCOME AND EXPENSE

    Interest expense increased $3.5 million in fiscal 2001 compared to fiscal 2000. This is largely the result of the higher borrowing rates incurred in connection with an amendment of the Company's Revolving Facilities in February 2001, higher borrowing rates under the new Restructured Credit Agreement executed on August 15, 2001, and the assumption of Rexair's
$172.5 million debt on August 15, 2001 (see LIQUIDITY AND CAPITAL RESOURCES). Interest expense is expected to decrease in 2002 as the Company makes the permanent debt reductions required under the Restructured Facilities. Interest expense increased by $5.8 million in fiscal 2000 over fiscal 1999 because of higher average levels of outstanding debt coupled with higher average interest rates. The increase in debt levels was primarily attributable to the Company's share repurchase program, partially offset by proceeds from the sale of a majority equity interest in its Diversified segment.

    Interest income increased by $8.5 million in fiscal 2001 and $12.6 million in fiscal 2000 when compared with the respective prior years. The increase in interest income for both years is largely due to the interest earned on the senior notes received from Strategic as part of the sale of the Company's Diversified businesses in March 2000 (see ACQUISITION AND DISPOSITION OF BUSINESSES). Interest on these notes totaled $22.5 million in 2001 and $12.7 million in 2000.

OTHER

GAIN ON SALE OF DIVERSIFIED BUSINESSES

    The Company recorded a gain of $39.3 million on the sale of its Diversified businesses in fiscal 2000 (see ACQUISITION AND DISPOSITION OF BUSINESSES).

EQUITY (LOSSES) EARNINGS IN INVESTEES

    The Company recorded equity losses related to its investment in Strategic and Rexair of $1.4 million in 2001, compared to equity earnings of $3.1 million in 2000. As a result of the Rexair acquisition on August 15, 2001, the Company now owns 100% of Rexair (see ACQUISITION AND DISPOSITION OF BUSINESSES).

OTHER EXPENSE (INCOME), NET

    Other expense (income), net, was an expense of $97.2 million and $4.7 million for 2001 and 2000, respectively, compared to income of $13.5 million in 1999. Fiscal 2001 included $45.1 million in impairment charges related to the Strategic Notes, $6.7 million in advisory and other related costs associated with the Company's debt restructuring, $17.4 million in deferred transaction costs related to the original sale of Rexair in March 2000, and $8.1 million of professional fees related to the Company's previously planned spin-off of the LCA Group. These charges are discussed in more detail in IMPAIRMENT, RESTRUCTURING AND OTHER NON-RECURRING CHARGES. In addition, 2001 includes $16.9 of expenses associated with the amendments to the revolving facilities and $4.3 million related to the Company's ladder operations disposed of in October 1999. Expenses for 2000 include $5.7 million in charges related to the ladder operations and $0.9 million in charges related to the abandoned sale of the Lighting segment, partially offset by $3.2 million in gains on the sale of excess real estate. The income recorded in 1999 relates primarily to $14.4 million of real estate gains.

TAXES

    The effective tax rates for continuing operations for 2001, 2000 and 1999 were 2.9%, 26.9% and 34.6%, respectively. For 2001, the difference between the U.S. statutory rate and the Company's effective tax rate arose principally as a result of the non-deductibility of a portion of the goodwill impairments and non-recurring charges recorded during the year, as well as a valuation allowance for deferred tax assets. The 2000 tax provision includes a $20.0 million benefit from the reversal of tax contingencies established when the Company spun-off from Hanson PLC and excludes a tax benefit associated with the write-off of goodwill related to the Company's European HVAC business. The fiscal 1999 provision for income taxes includes a $6.2 million benefit relating to the settlement of certain tax issues. Excluding the items noted above for 2001, the Company would have recorded a small pre-tax loss and a tax provision attributable to state taxes and non-deductible amortization of goodwill. Excluding the 2000 and 1999 items noted above, the effective tax rates would have been approximately 39% for both years.

IMPAIRMENT, RESTRUCTURING AND OTHER NON-RECURRING CHARGES

GOODWILL IMPAIRMENT CHARGES

    Operating results at a number of the Company's subsidiaries declined during 2001. In the third quarter of 2001, the Company evaluated the recoverability of the goodwill of these subsidiaries in accordance with its accounting policy (see
NOTE 3 to the Company's consolidated financial statements). This evaluation indicated that the carrying value of the goodwill of certain of its subsidiaries was impaired. As a result, the Company recorded goodwill impairment charges totaling $100.2 million in the Bath & Plumbing segment.

    In fiscal 2000, the Company conducted a strategic review of certain operations in the Bath & Plumbing segment. Upon completion of its review, the Company decided to dispose of its European HVAC operations and to exit three product lines at its U.S. Brass operations. In reaching this decision, the Company considered the profitability of these operations, the fact that the Company was not a market leader in these businesses and the fact that significant investment would be required in order to make these businesses competitive with no assurance of a reasonable return on such investment. As a result of this decision, the Company recorded goodwill impairment charges totaling $24.1 million related to its European HVAC operations and $1.4 million related to its U.S. Brass operations. Other non-recurring charges recorded in conjunction with this decision are discussed below.

RESTRUCTURING AND OTHER NON-RECURRING CHARGES

    In September 2000, the Company's Bath & Plumbing segment announced to its employees and to the marketplace that U.S. Brass was exiting its Valley line of faucets, Eastman line of connectors and Sanitary Dash line of under-the-sink pipes. Accordingly, in 2000, the Company recorded restructuring and other non-recurring charges of $19.4 million, which consists of severance and commitment costs of $3.4 million (recorded as restructuring costs) and inventory related charges of $16.0 million ($13.9 million recorded in cost of goods sold and $2.1 million recorded in selling, general and administrative expenses). The Company also recorded other non-recurring charges of $4.8 million in 2001 (recorded in cost of goods sold) consisting primarily of accelerated depreciation on machinery that was used to complete the remaining in-process inventory. The Company's decision to exit these three product lines required the closure of two manufacturing facilities in Abilene and Plano, Texas and the termination of approximately 335 employees.

    The Company recorded restructuring and other non-recurring charges of $21.7 million in 2000 related to its decision to dispose of its European HVAC operations (see GOODWILL IMPAIRMENT CHARGES). These charges consisted of
$18.2 million in fixed asset impairments and $3.5 million in inventory-related charges (recorded in cost of goods sold). The European HVAC operation was subsequently sold in November 2000 (see DISPOSITION OF BUSINESSES AND DISCONTINUED OPERATIONS).

    In January 2000, a decision was made to close the former Zurn corporate office in Dallas, Texas which resulted in the termination of 30 employees. The Company recorded a restructuring charge in fiscal 2000 of $13.1 million relating to this decision, which included severance costs of $1.9 million, lease costs of $9.1 million for a lease expiring November 2007, and write-offs of $2.1 million relating to leasehold improvements and other fixed assets. During fiscal 1999, the Company recorded other non-recurring charges of $4.6 million related to the severance of a senior executive.

DIVERSIFIED

    During fiscal 1999, the Company expanded its 1998 restructuring plan related to its footwear operations by closing a second domestic manufacturing facility. The closure of the second facility was completed by June 1999, with production being outsourced to offshore vendors. As a result, the Company recorded restructuring charges of $1.7 million primarily for the costs of terminating 110 employees and the write-off of impaired fixed assets. Furthermore, the Company recorded other non-recurring charges for inventory obsolescence totaling
$0.9 million, which were recorded in cost of goods sold. The restructuring charges resulting from the closure of the Company's footwear facility were offset somewhat by a $1.0 million reduction in severance reserves that were originally set up in 1998 for the Company's vacuum cleaner and textile operations. Voluntary departures prior to final termination resulted in severance payments that were lower than previously estimated. The Company subsequently sold its footwear, vacuum cleaner and textile operations (see DISPOSITION OF BUSINESSES AND DISCONTINUED OPERATIONS). Also during fiscal 1999, the Company's Diversified segment incurred $6.1 million in charges and losses related to the closure of an unprofitable window operation.

    The principal components of impairment and restructuring charges recorded for continuing operations are:

                                                          2001       2000       1999
                                                        --------   --------   --------
                                                                (IN MILLIONS)
Impairment of goodwill................................   $100.2     $25.5       $ --
Lease obligations and impairment of equipment.........       --      29.6        0.7
Severance and related costs...........................       --       5.1         --
                                                         ------     -----       ----
  Total...............................................   $100.2     $60.2       $0.7
                                                         ======     =====       ====
Cash charges..........................................   $   --     $16.4       $0.7
Non-cash charges......................................    100.2      43.8         --
                                                         ------     -----       ----
  Total...............................................   $100.2     $60.2       $0.7
                                                         ======     =====       ====

OTHER

    In 2001, the Company incurred $8.1 million in professional fees associated with the previously planned spin-off of the LCA Group; recorded charges of $45.1 million to reflect the Strategic Notes at their net realizable value; expensed $17.4 million in deferred transaction costs previously incurred as part of the original sale of Rexair; and incurred $6.7 million in advisory and other related costs associated with the Company's debt restructuring executed on August 15, 2001. The Company is pursuing the sale of the Strategic Notes together with its equity interest in Strategic at an amount expected to approximate the September 30, 2001 carrying value. In 2000, the Company recorded $0.9 million in charges related to the abandoned sale of the LCA Group. All of these costs have been classified as "Other expenses" in the Company's consolidated statements of operations. In 2000, the Company also recorded a $39.3 million gain on the sale of its Diversified businesses (see NOTE 4 to the Company's consolidated financial statements).

    As of September 30, 2001, the Company has remaining accruals of $7.1 million for restructuring costs. The activity in the restructuring liability accounts by cost category is as follows:

                                                  LEASE AND
                                                  CONTRACT     SEVERANCE
                                                   RELATED    AND RELATED    TOTAL
                                                    COSTS        COSTS       COSTS
                                                  ---------   -----------   --------
                                                            (IN MILLIONS)
Balance at September 30, 1999...................    $ 1.8        $ 4.8       $ 6.6
2000 activity:
  Charges.......................................     11.3          5.1        16.4
  Cash payments.................................     (3.0)        (4.0)       (7.0)
  Reserves of divested businesses...............       --         (1.0)       (1.0)
                                                    -----        -----       -----
Balance at September 30, 2000...................     10.1          4.9        15.0
2001 activity:
  Cash payments.................................     (3.3)        (1.6)       (4.9)
  Reserves of divested businesses...............       --         (3.0)       (3.0)
                                                    -----        -----       -----
Balance at September 30, 2001...................    $ 6.8        $ 0.3       $ 7.1
                                                    =====        =====       =====

    Approximately $2.0 million of the reserves are included in the balance sheet caption "Accrued expenses and other current liabilities," while the remaining $5.1 million are recorded in the balance sheet caption "Other liabilities." The Company expects the remaining accruals to be paid with cash over the periods provided by the severance and lease agreements of one and six years, respectively.

ACQUISITION AND DISPOSITION OF BUSINESSES AND DISCONTINUED OPERATIONS

ACQUISITIONS OF BUSINESSES

    Contemporaneously with the closing of its debt restructuring on August 15, 2001 (see NOTE 7 to the Company's consolidated financial statements), the Company reacquired the 75% equity interest in Rexair, previously sold to Strategic as part of the Diversified transactions in March 2000. The purchase consideration included the return to Strategic of $27.4 million in face value of Strategic's senior notes and the assumption of borrowings outstanding under Rexair's $200 million credit facility (See DISPOSITIONS OF BUSINESSES below). In connection with the reacquisition, the Company reduced the reacquired basis in Rexair by the amount of its previously deferred gain and reclassified its retained 25% share of Rexair's net liabilities from other long-term liabilities. The allocation of the purchase consideration, including the deferred gain and the carrying value of the retained liabilities, to the assets acquired and liabilities assumed resulted in goodwill and other intangible assets of approximately $68.9 million, the majority of which have indefinite lives and will not be amortized. In addition, the Company expensed $17.4 million of deferred transaction costs associated with the March 2000 sale of Rexair. The results of Rexair have been included in the Bath & Plumbing segment since it was reacquired. The Company accounted for Rexair under the equity method of accounting during the time period from March 24, 2000 until August 15, 2001 when the Company held only a 25% interest.

    In June 2000, upon expiration of the contingency period related to the December 1997 acquisition of Spear & Jackson, the Company made additional cash payments totaling $71.4 million to the former owners of Spear & Jackson. The Company was required to pay $36.0 million because the Company's stock price fell below a guaranteed minimum as defined in the acquisition agreement. This amount was recorded as an adjustment to paid in capital as it was based upon the market price of the Company's stock. The remaining $35.4 million payment was made in satisfaction of additional contingent consideration based on other criteria set forth in the purchase agreement. This amount was recorded as additional goodwill as it was made in satisfaction of contingent consideration based on other criteria set forth in the purchase agreement. Spear & Jackson is included in the Disposal Plan (see NOTE 5 to the consolidated financial statements).

    In July 1999, the Company acquired Spring Ram for approximately
$133.6 million in cash, plus the assumption of $21.3 million in debt, resulting in goodwill of approximately $110.0 million. Spring Ram, located in Leeds, England, is a manufacturer of bathroom products. The results of Spring Ram are included in the Bath & Plumbing segment.

    In June 1999, the Company purchased the assets of Gatsby for approximately $17.0 million in cash, resulting in goodwill of $9.6 million. Gatsby manufactures and distributes spas. The results of Gatsby are included in the Bath & Plumbing segment.

DISPOSITIONS OF BUSINESSES

    In November 2000, the Company sold its European HVAC business for proceeds of $7.5 million, which approximated its carrying value.

    On March 24, 2000, the Company disposed of a majority equity interest in its Diversified segment in two separate transactions. In the first transaction, the Company disposed of the following subsidiaries: Atech Turbine Components, Inc.; Bearing Inspection, Inc.; BiltBest Products, Inc.; EJ Footwear Corp. (including Georgia Boot Inc. and Lehigh Safety Shoe Co.); Garden State Tanning Inc.;
Huron Inc.; Jade Holdings Pte Ltd (including Jade Technologies Singapore Ltd and FSM Europe B.V.); Leon Plastics Inc.; Native Textiles Inc. and SCF
Industries, Inc. The Company received gross cash proceeds of approximately $203.4 million, retained a preferred equity interest in the buyer, Strategic, having a stated value of approximately $19.5 million, retained a common equity interest in Strategic of 17.7% and received approximately $209.0 million aggregate principal amount of 12% (12.5% effective August 18, 2000) senior notes (the "Strategic Notes") due 2007. In addition, Strategic assumed approximately $7.9 million of existing bank debt. As a result of its disposal of the Diversified businesses, the Company recorded a pre-tax gain of $38.4 million.

    In the second transaction, Rexair sold newly issued shares to Strategic representing, after issuance, 75% of the equity interest in Rexair. The Company received approximately $195.0 million in cash and retained a 25% direct equity interest in Rexair. In addition, the Company guaranteed Rexair's $200 million credit facility. In connection with the Rexair transaction, the Company recorded a liability of $82.2 million, related to its retained 25% share of Rexair's net liabilities and a deferred gain, which, together with the deferral of the related transaction costs, was to be deferred until the release of the Company's guarantee of Rexair's credit facility. On August 15, 2001, the Company reacquired Rexair from Strategic in exchange for $27.4 million in face value of the Strategic Notes. Accordingly, the deferred transaction costs were expensed in full at such date, and the deferred gain as well as the Company's retained 25% share of Rexair's net liabilities reduced the reacquired basis in Rexair (See ACQUISITIONS OF BUSINESSES above).

    In August 2000, the Company sold $25.0 million of the Strategic Notes, approximately $1.8 million of the stated value of its preferred equity interest in Strategic and approximately 1.9% of its common equity interest in Strategic. This transaction resulted in a pre-tax gain of $0.9 million. At September 30, 2001, the Company held a preferred equity interest in Strategic having a stated value of approximately $18 million, a 15.8% common equity interest and Strategic Notes with a face value of $156.9 million. The Company is pursuing the sale of the Strategic Notes together with its equity interest in Strategic at an amount expected to approximate the September 30, 2001 carrying value.

    In the second quarter of fiscal 2000, the Company sold its fire protection businesses. The cash consideration paid for these businesses totaled approximately $23.0 million, which approximated their carrying value.

    During the first quarter of fiscal 2000, the Company disposed of assets relating to its ladder operations and the infant and children footwear operation. The total proceeds of these separate transactions were $18.0 million, which approximated their carrying values. The Company has retained certain product liabilities of the ladder operations.

    In September 1999, the Company sold the assets of the water resource construction business for approximately $11.1 million, which approximated book value.

DISCONTINUED OPERATIONS

    On December 28, 2001, the Board of Directors approved a formal Disposal Plan for five businesses in connection with the Company's obligation to pay debt amortization as set forth in the Restructured Facilities (See NOTE 7 to the Company's Consolidated Financial Statements). In connection with the Disposal Plan, the Company incurred a charge of $232.6 million, which represented the difference between the historical net carrying value and the estimated net realizable value of the five businesses, Ames True Temper, Selkirk, Lighting Corporation of America, Spear & Jackson and SiTeco Lighting. The Disposal Plan calls for the sale of the five businesses over the next 12 months. The net assets of the discontinued businesses are included in net assets held for sale for all periods presented.

    Summarized results of discontinued operations are as follows:

                                                   FOR THE FISCAL YEARS ENDED
                                                         SEPTEMBER 30,
                                                 ------------------------------
                                                   2001       2000       1999
                                                 --------   --------   --------
                                                         (IN MILLIONS)
Net sales......................................  $1,346.1   $1,419.8   $1,346.7
Operating (loss) income........................     (57.9)       3.9       95.7
(Loss) income from discontinued operations
  before income taxes..........................     (66.6)       3.4       94.5

    Included in the net losses are goodwill impairment charges totaling
$121.4 million and $84.0 million in fiscal 2001 and 2000, respectively. These goodwill impairment charges resulted from an evaluation of the recoverability of goodwill performed by the Company in accordance with its accounting policy (see
NOTE 3 to the Company's consolidated financial statements). The impairment charges were recorded as part of continuing operations before the approval of the Disposal Plan. The charges were reclassified into discontinued operations after the approval of the Disposal Plan.

    Sales at Lighting Corporation of America and SiTeco Lighting (collectively "Lighting") decreased $50.1 million in 2001 compared to 2000, and increased
$8.3 million in 2000 compared to 1999. The decrease in 2001 Lighting sales related to the discontinuance of certain unprofitable product lines in 2000 combined with lower volume sales at the commercial and institutional indoor businesses. Operating income for Lighting decreased $6.3 million in 2001 compared to 2000 and $3.7 million in 2000 compared to 1999. The decrease in 2001 is mainly the result of a goodwill impairment charge of $14.5 million.

    Ames True Temper sales increased $6.9 million in 2001 compared to 2000 and increased $55.0 million in 2000 compared to 1999. The increase in 2001 related to higher snow tools sales while the increase in 2000 resulted from the full year inclusion of the True Temper acquisition in March 1999. Ames True Temper reported an operating loss of $29.0 million in 2001 as compared to operating income of $34.3 million in 2000. The operating loss in 2001 is the result of a goodwill impairment charge of $39.6 million combined with restructuring and other start-up costs related to the new master distribution center.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary sources of liquidity and capital resources are cash and cash equivalents, cash provided from operations and available borrowings under the Company's Restructured Facilities (as defined below and in NOTE 4 to the Company's consolidated financial statements).

    Net cash provided by (used in) operating activities of continuing operations was $24.9 million, $(64.3) million and $109.6 million in 2001, 2000 and 1999, respectively. The improvement in 2001 was principally realized through implementing liquidity management actions, primarily directed at accounts receivable, inventories and accounts payable. This improvement was partially offset by decreased operating profits as discussed in the Results of Operations section. Also contributing to the improvement over 2000 was the fact that the Diversified businesses were net cash users during 2000. The Diversified businesses are seasonal in nature. They were divested in March 2000 just as they were starting their seasonal change from net cash users to cash generators. In addition, the Company experienced increased working capital requirements at its Bath & Plumbing segment in 2000 to support sales growth. Fiscal 1999 results reflect a full year's contribution from the Diversified segment's operations, as well as cash provided from certain acquisitions in the second half of 1999. The Company has experienced some seasonality in its Jacuzzi and Zurn businesses. Sales of several Jacuzzi products such as spas and swimming pool equipment are sensitive to weather conditions and tend to experience a significant decrease in sales during the fall and winter months (predominantly the first and second fiscal quarters). Sales of Jacuzzi and Zurn are also affected when weather affects outside construction and installation.

    Net cash provided by discontinued operations of $67.2 million for 2001 relates mainly to the implementation of the liquidity management actions described above. Cash provided by discontinued operations of $28.8 million in fiscal 2000 was the result of income generated from Lighting and Ames True Temper, partially offset by increased working capital requirements at Ames True Temper due to a planned move into a new distribution center. Cash provided by discontinued operations of $87.8 million in fiscal 1999 is mainly the result of income generated from Lighting and Ames True Temper and reduced working capital requirements at Ertl.

    Net cash used in investing activities was $7.4 million in 2001, compared to net cash provided of $322.0 million in 2000 and net cash used of $227.7 million in 1999. Net cash used by investing activities in 2001 consisted of $22.9 million for capital expenditures, partially offset by cash proceeds of $7.5 million received from the sale of the European HVAC operations and $8.7 million from the sale of excess real estate and fixed assets. Net cash provided by investing activities in 2000 primarily consisted of cash proceeds of $402.2 million received from the sale of a majority equity interest in the Diversified businesses and the sale of the fire protection, children's footwear and ladder operations, $24.3 million received from the sale of Strategic Notes and $6.7 million from the sale of excess real estate and property, plant and equipment. This increase in cash was partially offset by $33.1 million required for capital expenditures and $71.4 million for the Spear & Jackson contingency payment (see NOTE 4 to the Company's consolidated financial statements). The net cash used by investing activities in fiscal 1999 consisted primarily of $334.6 million for acquisitions and $58.6 million for capital expenditures, partially offset by proceeds of $131.9 million from the sales of Ertl, certain assets of the power system and the water resources construction businesses and $32.5 million in proceeds from the sale of excess real estate and property, plant and equipment.

    The Company used net cash of $35.1 million and $307.5 million for financing activities in fiscal 2001 and 2000, respectively, compared to generating cash of $53.0 million in fiscal 1999. Financing activities for fiscal 2001 include net proceeds from long-term debt and notes of $16.3 million, offset by dividend payments of $7.7 million and $43.1 million of cash used to purchase the Company's common stock for treasury. The fiscal 2000 amount primarily consists of net repayments of long-term debt and notes of $151.7 million, $143.4 million of cash used to purchase the Company's common stock for treasury and dividend payments of $16.8 million. The cash for the repayments of long term debt and treasury stock repurchases was generated by the proceeds from the sale of the Company's Diversified businesses discussed earlier. The fiscal 1999 amount includes proceeds from long-term debt and notes in excess of repayments of $279.2 million, offset by dividend payments of $19.1 million, the payment of $22.0 million to settle an interest rate protection agreement (see
NOTE 7 of the Company's consolidated financial statements) and the purchase of $189.5 million of the Company's common stock for treasury.

    During October 1999, the Company entered into equity instrument contracts to purchase 2.8 million shares of its common stock. These contracts were settled during 2001 for $43.1 million. During 1999 and 2000, the Company's Board of Directors authorized share repurchase programs aggregating $350.0 million. As of September 30, 2001, the Company had repurchased $331.8 million of its common stock for treasury under these programs, of which $43.1 million, $99.2 million and $189.5 million was purchased in 2001, 2000, and 1999, respectively. During June 2000, in a separate transaction authorized and undertaken outside the existing share repurchase program, the Company repurchased all of its common stock held by the former owners of Spear & Jackson for $44.2 million. The repurchase program has been suspended indefinitely, as the Restructured Facilities entered into on August 15, 2001 (as discussed below) contains restrictions on the purchase of Company stock, dividends and other restrictive payments. In March 2001, the Company's Board of Directors indefinitely suspended the Company's quarterly payment of dividends.

    Total stockholders' equity decreased $554.1 million in fiscal 2001 principally due to the net loss of $524.6 million, $43.1 million in purchases of the Company's common stock for treasury, and dividends declared of $7.7 million.

    During fiscal 2001, the Company paid approximately $4.9 million related to its restructuring plans announced in prior years and expects an additional $2.0 million to be paid in the next 12 months. There have been no material changes in the nature or costs of the restructurings.

    In October 1998, USI and USI American Holdings, Inc. ("USIAH"), issued $250.0 million aggregate principal amount of Senior Notes due October 15, 2003, which bear interest at 7.125%, payable semiannually ("7.125% Notes"). The net cash proceeds were $247.7 million after transaction fees and discounts. A supplemental indenture was later executed adding USI Global Corporation ("USI Global"), a wholly owned subsidiary of USI, as a co-obligor under the 7.125% Notes.

    In fiscal 1997, USIAH issued $125.0 million aggregate principal amount of Senior Notes due December 1, 2006, which bear interest at 7.25%, payable semiannually ("7.25% Notes"). The net cash proceeds were $123.0 million after transaction fees and discounts. Supplemental indentures were later executed adding USI and USI Global as a co-obligors with USIAH under the 7.25% Notes.

    The 7.25% Notes and the 7.125% Notes (collectively, the "Senior Notes") are guaranteed by USI Atlantic. The Senior Notes are redeemable at the option of the Company, in whole or in part, at a redemption price equal to the greater of
(i) 100% of the principal amount to be redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the Senior Notes to be redeemed, discounted at a rate based on the yield to maturity of the comparable U.S. Government securities plus a spread (10 basis points for the 7.25% Notes and 50 basis points for the 7.125% Notes) plus, in each case, accrued interest to the date of redemption. Certain restrictions on dividends and the purchase of common stock for treasury contained in the indenture for the 7.25% Notes were eliminated in August 1998 based upon the Company's credit rating at that time. The 7.125% Notes were issued without such restriction; however, the Restructured Facilities (discussed below) contain restrictions on dividends as well as the purchase of common stock for treasury. The security interests granted to the holders of the Senior Notes as a result of the Restructured Facilities are discussed in more detail below.

    During fiscal 2000 and 2001 the Company had a commercial paper program, supported by its $300 million 364-day credit facility (the "Credit Facility"). The commercial paper program was suspended during 2001 and the Company began borrowing under the Credit Facility. The Credit Facility was scheduled to expire on October 26, 2001, but was terminated on August 15, 2001 as part of the debt restructuring. The Company also had a five-year revolving line of credit providing for borrowings in both U.S. dollars and foreign currencies and letters of credit, which had original availability of $750 million (the "Credit Agreement"). The Credit Agreement, which was permanently reduced over time to an availability of $500 million, was scheduled to terminate on December 12, 2001. The Credit Facility and Credit Agreement (together, the "Revolving Facilities") were restructured on August 15, 2001 into an amended credit facility providing for, among other things, an increase in availability to $830 million and an extension of the final maturity of the debt through November 30, 2002 (see below).

    Prior to the restructuring of its debt, the Company obtained from its lenders waivers of non-compliance with certain covenants contained in the Revolving Facilities. These covenants have since been replaced by those contained in the restructured debt agreement. In addition, although the Revolving Facilities were previously unsecured, the lenders of the Revolving Facilities were granted on April 30, 2001 security interests in substantially all of the assets of the Company and its domestic subsidiaries, including shares of the Company's domestic subsidiaries and 65% of the shares of certain of the Company's foreign subsidiaries. As a result of having the Revolving Facilities secured, the Rexair guarantee referred to below became secured with certain assets. In addition, the Company's Senior Notes also became equally and ratably secured with the Revolving Facilities and the Rexair Guaranty with respect to the assets of the Company and its subsidiaries that are subject to the covenant restrictions under the Senior Notes. The covenants contained in the indentures under which the Senior Notes were issued apply to the Company and any domestic subsidiary that is a "significant subsidiary" (within the meaning of rule 1-02(w) (the "Rule") of Regulation S-X promulgated under the Securities and Exchange Act of 1934 or any successor provision). In accordance with the Rule, the determination that a subsidiary is a "significant subsidiary" is made on a consolidated basis, taking into account such subsidiary and all of its consolidated subsidiaries. Those subsidiaries identified as significant subsidiaries at October 1, 2001 include USI Atlantic Corp., USI American Holdings, Inc., USI Global Corp., JUSI Holdings, Inc., Jacuzzi Inc., Ames True Temper, Inc., LCA Group Inc., Zurn Industries, Inc., Eljer Plumbingware, Inc. and Selkirk, Inc. After considering the equal and ratable security interest of the Senior Notes, seperate financial statements for USI Atlantic Corp., USI American Holdings, Inc., USI Global Corp., and JUSI Holdings, Inc., are included elsewhere in this annual report. A significant subsidiary may itself have one or more subsidiaries that, when looked at on a consolidated basis, do not constitute "significant subsidiaries" under the Rule. As a result, these subsidiaries, on a stand-alone basis, are not subject to the covenant restrictions under the Senior Notes, and no portion of the proceeds of assets sales completed by these subsidiaries would be allocable to the Senior Notes.

    In connection with the Company's sale to Strategic in March 2000 of a majority interest in Rexair, the Company guaranteed Rexair's $200 million credit facility. This guarantee required the Company to maintain certain credit rating levels. In response to a downgrade of its credit ratings in March 2001, the Company obtained waivers of the ratings default from Rexair's lenders while it pursued the reacquisition of Rexair from Strategic and the restructuring of its debt. On August 15, 2001, the Company completed the reacquisition of Rexair as described below.

    On August 15, 2001, the Company finalized a comprehensive restructuring of its bank debt and the bank debt of Rexair, which was reacquired from Strategic on the same date. The amended facilities (including the Rexair Credit Facility, the "Restructured Facilities") extend the final maturity date of the Company's debt under the Revolving Facilities to November 30, 2002, which coincides with the final maturity of the amended Rexair Credit Facility. The Restructured Facilities provide for an increase in availability under the five-year Credit Agreement from $500 million to $830 million, the termination of the multi-currency borrowing feature under the five-year Credit Agreement, the elimination of the

364-day Credit Facility and scheduled permanent reductions of the Company's senior debt (a combination of the Restructured Facilities, Senior Notes and other defined obligations) during the term of the Restructured Facilities. The required cumulative permanent principal reductions of the Company's senior debt are scheduled at $75 million, $200 million, $450 million and $600 million during the periods ending December 31, 2001; March 31, 2002; June 30, 2002; and
October 15, 2002, respectively. On December 21, 2001, the Company obtained a waiver (the "December 2001 Waiver") from its lenders under the Restructured Facilities that permitted the Company to satisfy the remaining balance of the December 31, 2001 $75 million reduction through a permanent reduction of the unfunded commitments under the Restructured Facilities, to the extent not satisfied through cash flow or asset sale proceeds. Under the terms of the waiver, if the Company completes any asset sales between January 1 and February 28 of 2002, the permanent reduction resulting from any such asset sales will be reduced by the amount of the unfunded commitment (approximately
$58 million) used to satisfy the December 31, 2001 amortization. The Restructured Facilities mature November 30, 2002.

    Contemporaneously with the closing of the debt restructuring, the Company reacquired the remaining 75% equity interest in Rexair, the manufacturer of "Rainbow" vacuum cleaners, from Strategic. The Company returned to Strategic
$27 million of the $184 million in face value of the Strategic Notes as part of the transaction. Effective August 15, 2001, the Company began including the results of Rexair in its consolidated results of operations. The Company's guarantee of the Rexair Credit Facility remains in place. While still owned by Strategic, Rexair recorded sales of $109.5 million and $94.2 million and operating income before management fees and divisional overhead of $28.8 million and $24.3 million for the year ended September 30, 2000 and period ended August 15, 2001, respectively. Included in the Company's consolidated results for fiscal 2001 are sales of $13.3 million and operating income of $3.0 million related to Rexair.

    The Restructured Facilities require that the Company and Rexair maintain minimum monthly EBITDA, as defined; comply with maximum monthly capital expenditure limits; maintain minimum availability (as defined) under the 5-year Credit Facility of no less than $25 million and comply with other customary affirmative and negative covenants. In addition, the amended Rexair Credit Facility, which provides a term loan of $175 million and availability under a revolver of $20 million (after being permanently reduced by $5 million on August 15, 2001), requires that excess cash generated by Rexair be segregated from excess cash generated by the remainder of the Company's operations and used only to reduce the debt outstanding on the Rexair Credit Facility. Rexair's availability under its revolver will be permanently reduced by another
$5 million on May 31, 2002. In connection with its term loan, Rexair has made or will be required to make principal payments of $2.2 million each in December 2001 and March 2002 and $4.4 million each in June 2002 and
September 2002. Such payments are credited towards the scheduled permanent reductions of the Company's senior debt. The Senior Notes and the Restructured Facilities contain cross-default and cross-acceleration provisions.

    The Restructured Facilities provide for increasing interest rates over the remaining term. The spread over London Interbank Offered Rate ("LIBOR") was 275 basis points until December 31, 2001, after which the spread increases by 50 basis points each quarter thereafter. The Restructured Facilities also provide for several fees, including an unused commitment fee of 0.50% and a facing fee on all outstanding letters of credit of 0.25% per annum. At the Company's option, up to 0.50% of the interest rate applicable to borrowings under the Restructured Facilities may be paid through the issuance of notes.

    The security interests that were granted to the lenders of the Revolving Facilities on April 30, 2001 remain in place under the debt restructuring, as do the arrangements to equally and ratably secure the Rexair Guaranty and to equally and ratably secure the Senior Notes with certain assets. In addition, certain domestic and foreign subsidiaries of the Company that are not subject to the Senior Notes' covenant restrictions have guaranteed the Restructured Facilities. Under the Restructured Facilities, the

Company also agreed to provide the lenders with security interests in the shares and assets of certain of the Company's foreign subsidiaries.

    Under the Restructured Facilities, substantially all assets sale proceeds are required to be applied to reduce the Company's funded and unfunded senior debt, on a pro rata basis. The senior debt includes the Senior Notes in those cases when the Company or any subsidiary subject to the Senior Notes' covenants completes an asset sale. Proceeds allocable to the Senior Notes and other defined obligations are required to be deposited in cash collateral accounts for the benefit of the relevant holders; any claims of the lenders of the Restructured Facilities to amounts on deposit in the cash collateral accounts are subordinated to the claims of the relevant holders, including the payment in full of their Senior Notes and other obligations. Any reductions of senior debt with asset sale proceeds are credited dollar-for-dollar towards the scheduled permanent reductions.

    The Company expects to satisfy operating liquidity needs through operating cash flow. However, it will have to sell a substantial amount of its assets and restructure or refinance its debt to satisfy the required cumulative permanent reductions.

    On December 28, 2001, the Board of Directors approved a formal Disposal Plan for five businesses in order to meet the scheduled reductions. The five businesses, Ames True Temper, Selkirk, Lighting Corporation of America, Spear & Jackson and SiTeco Lighting, have an estimated net realizable value of $491.6 million. The Disposal Plan calls for the sale of the five businesses over the next 12 months. The net assets of the discontinued businesses are included in net assets held for sale in all periods presented.

    The Company entered into an agreement to sell Ames True Temper on December 24, 2001 for approximately $165 million in cash. The sale, which is subject to the completion of financing and other customary closing conditions, is currently expected to close in January 2002. Upon closing, the entire net cash proceeds will be applied to reduce the Company's funded and unfunded senior debt. Approximately $44 million of the proceeds are expected to be deposited into the cash collateral accounts for the benefit of the holders of the Company's Senior Notes and certain other creditors. The remainder will be remitted to the Lenders under the Restructured Facilities, and the total facility will be permanently reduced by such amount. As a result of the remittance, the Lenders will concurrently restore the approximate $58 million of borrowing capacity under the unfunded commitments of the Restructured Facilities (which have been reduced by the terms of the December 2001 Waiver).

    The Company is pursuing the sale of the Strategic Notes together with its equity interest in Strategic at an amount expected to approximate the September 30, 2001 carrying value. Upon closing, the entire net cash proceeds will be applied to reduce the Company's funded and unfunded senior debt. A portion of the proceeds is expected to be deposited into the cash collateral accounts for the benefit of the holders of the Company's Senior Notes and certain other creditors. The remainder will be remitted to the Lenders under the Restructured Facilities, and the total facility will be permanently reduced by such amount.

    The net proceeds from the sale of Ames True Temper and the Strategic Notes are expected to be sufficient to fund the required reductions of the Company's senior debt through March 31, 2002. At December 31, 2001, excluding all amounts related to the amended Rexair Credit Facility and after giving effect to the approximate $58 million reduction pursuant to the December 2001 Waiver, the Company had approximately $766 million committed under the Restructured Facilities, of which approximately $669 million had been utilized and the balance of $97 million was available. At December 31, 2001, $5.7 million was available for borrowing solely by Rexair under the amended Rexair Credit Facility. These amounts are net of letters of credit outstanding of $15.0 million as of December 31, 2001. In addition, the Company had letters of credit outstanding with other financial institutions totalling $41.4 million as of December 31, 2001.

    The Company continues to actively pursue its Disposal Plan. However, there can be no assurance when or whether the Company will consummate any of these transactions. If the Company is unable to consummate asset disposals as outlined in its Disposal Plan in time to meet scheduled amortizations, the Company expects to seek a further restructuring of its credit facilities. Furthermore, the proceeds of the Disposal Plan, if consummated in its entirety, and the sale of the Strategic Notes will be insufficient to repay the Restructured Facilities upon their maturity in November 2002. Accordingly, the Company will have to restructure or refinance its existing Restructured Facilities. The Company believes it will be able to restructure or refinance its existing Restructured Facilities before their scheduled maturity in November 2002. However, there can be no assurance that it will be able to do so.

    The Company's independent auditors have included a going concern explanatory paragraph in their audit report accompanying the September 30, 2001 consolidated financial statements. The paragraph states that the Company's need to generate sufficient funds to make the required cumulative reductions of senior debt of $450 million by June 30, 2002 through asset sales or a restructuring or refinancing raises substantial doubt about the Company's ability to continue as a going concern.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, BUSINESS COMBINATIONS, and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. SFAS 141 is effective commencing July 1, 2001 and the Company has elected to adopt SFAS 142 as of October 1, 2001. Accordingly, as of October 1, 2001, the Company will no longer amortize goodwill.

    In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. The FASB's new rules on asset impairment supersede SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, and provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The new rules also supersede the provisions of APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS--REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS, with regard to reporting the effects of a disposal of a segment of a business and require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred (rather than as of the measurement date as presently required by APB No. 30). The Statement is effective for the Company in the beginning of fiscal year 2003. The Company does not believe this statement will have a material effect on the earnings or financial position of the Company.

FOREIGN CURRENCY MATTERS

    The functional currency of each of the Company's foreign operations at September 30, 2001 is the local currency. Assets and liabilities of foreign subsidiaries are translated at the exchange rates in effect at the balance sheet dates, while revenue, expenses and cash flows are translated at average exchange rates for the period. Translation gains and losses are reported as a component of Stockholders' Equity.

EFFECTS OF INFLATION

    Because of the relatively low level of inflation experienced in the Company's principal markets, inflation did not have a material impact on its results of operations in fiscal 2001, 2000 or 1999.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

    In the normal course of doing business, the Company is exposed to the risks associated with changes in interest rates and currency exchange rates. To limit the risks from such fluctuations, the Company enters into various hedging transactions that have been authorized pursuant to the Company's policies, but does not engage in such transactions for trading purposes.

    To manage exposure to interest rate movements, the Company uses interest rate protection agreements. Based on the Company's overall exposure to interest rate changes, a hypothetical increase of 100 basis points across all maturities of its floating rate debt obligations, after considering interest rate protection agreements, would have decreased the Company's pre-tax earnings by approximately $7.6 million in fiscal 2001 and $7.0 million in fiscal 2000. Net payments (receipts) under swap agreements amounted to approximately $1.0 million, $(0.7) million and $4.3 million for fiscal 2001, 2000 and 1999, respectively. The swaps were of notional amounts and maturities that relate to specific portions of outstanding debt, and accordingly, were accounted for as hedge transactions.

    The Company also utilized foreign currency-denominated borrowings to selectively hedge its net investments in subsidiaries in foreign countries. However, as a result of the debt restructuring, the multi-currency borrowing feature under the five-year Credit Agreement was terminated on August 15, 2001, and the Company will no longer hedge its net investments in foreign entities. The Company has also entered into foreign exchange forward contracts to manage the risks associated with certain foreign currency transactions. Such contracts have not been significant.

    The Company is also exposed to foreign currency exchange risk related to its international operations as well as its U.S. businesses, which import or export goods. The Company has made limited use of financial instruments to manage this risk.

    Effective October 1, 2000, the Company adopted Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. See NOTE 3 of the Company's consolidated financial statements for additional information on its derivative and hedging activities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of U.S. Industries, Inc.

    We have audited the consolidated balance sheets of U. S. Industries, Inc. (the "Company") as of September 30, 2001 and 2000 and the related consolidated statements of operations, cash flows, and changes in stockholders' equity for each of the three years in the period ended September 30, 2001. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at September 30, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company's restructured credit facilities require cumulative reductions of the Company's senior debt of $450 million by June 30, 2002. The Company needs to generate sufficient funds to make such reductions or, absent such reductions, restructure or refinance its debt. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

                                          /s/ Ernst & Young LLP

New York, New York
January 14, 2002

                             U.S. INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                         (IN MILLIONS EXCEPT PER SHARE)

                                                                FOR THE FISCAL YEARS ENDED
                                                                      SEPTEMBER 30,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
Net sales...................................................  $1,107.1   $1,724.9   $2,129.2
Operating costs and expenses:
  Cost of products sold.....................................     783.4    1,250.8    1,546.0
  Selling, general and administrative expenses..............     246.4      330.1      375.2
  Impairment and restructuring charges......................     100.2       60.2        0.7
                                                              --------   --------   --------
    Operating (loss) income.................................     (22.9)      83.8      207.3
Interest expense............................................     (88.8)     (85.3)     (79.5)
Interest income.............................................      25.2       16.7        4.1
Gain on sale of businesses..................................        --       39.3         --
Equity earnings in investees................................      (1.4)       3.1         --
Other (expense) income, net.................................     (97.2)      (4.7)      13.5
                                                              --------   --------   --------
(Loss) income before income taxes, discontinued operations
  and cumulative effect of accounting change................    (185.1)      52.9      145.4
Benefit (provision) for income taxes........................       5.3      (14.2)     (50.2)
                                                              --------   --------   --------
  (Loss) income from continuing operations..................    (179.8)      38.7       95.2
Discontinued operations:
  (Loss) income from operations (net of tax provisions of
    $37.1, $6.5, and $36.2, respectively)...................    (103.7)      (3.1)      58.3
  Loss on disposals (net of tax benefits of $10.3 and $10.0
    in 2001 and 1999, respectively).........................    (240.4)        --      (12.1)
                                                              --------   --------   --------
  (Loss) income from discontinued operations................    (344.1)      (3.1)      46.2
Cumulative effect of accounting change, net of taxes of $0.8
  in 2001...................................................      (0.7)        --         --
                                                              --------   --------   --------
    Net (loss) income.......................................  $ (524.6)  $   35.6   $  141.4
                                                              ========   ========   ========
(Loss) income per basic share:
  Continuing operations.....................................  $  (2.43)  $   0.48   $   1.03
  Discontinued operations...................................     (4.65)     (0.04)      0.50
  Cumulative effect of accounting change....................     (0.01)        --         --
                                                              --------   --------   --------
  Net (loss) income.........................................  $  (7.09)  $   0.44   $   1.53
                                                              ========   ========   ========
(Loss) income per diluted share:
  Continuing operations.....................................  $  (2.43)  $   0.47   $   1.02
  Discontinued operations...................................     (4.65)     (0.04)      0.49
  Cumulative effect of accounting change....................     (0.01)        --         --
                                                              --------   --------   --------
  Net (loss) income.........................................  $  (7.09)  $   0.43   $   1.51
                                                              ========   ========   ========

                See notes to Consolidated Financial Statements.

                             U.S. INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                        (IN MILLIONS, EXCEPT SHARE DATA)

                                                               AT SEPTEMBER 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................  $   65.2   $   24.7
  Restricted cash collateral deposits.......................       4.4         --
  Trade receivables, net of allowances of $8.3 in 2001 and
    $7.5 in 2000............................................     228.8      272.3
  Inventories, net..........................................     191.0      193.2
  Deferred income taxes.....................................       6.2       12.8
  Net assets held for sale..................................     491.6      417.0
  Income taxes receivable...................................       6.8         --
  Other current assets......................................     137.4       35.1
                                                              --------   --------
    Total current assets....................................   1,131.4      955.1
Property, plant and equipment, net..........................     158.5      147.7
Net assets held for sale....................................        --      524.6
Other assets................................................     184.3      277.3
Goodwill and other intangibles, net.........................     302.4      345.2
                                                              --------   --------
TOTAL ASSETS................................................  $1,776.6   $2,249.9
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable.............................................  $   12.0   $   25.2
  Current maturities of long-term debt......................     436.5      136.5
  Trade accounts payable....................................     101.3      104.3
  Accrued expenses and other current liabilities............     123.5      143.7
  Income taxes payable......................................        --        3.9
                                                              --------   --------
    Total current liabilities...............................     673.3      413.6
Long-term debt..............................................     778.3      884.5
Deferred income taxes.......................................      12.5        4.7
Other liabilities...........................................     112.9      193.4
                                                              --------   --------
    Total liabilities.......................................   1,577.0    1,496.2
                                                              --------   --------
Commitments and contingencies
Stockholders' equity:
  Common stock (par value $.01 per share, authorized
    300,000,000 shares; issued 99,096,734 shares;
    outstanding 74,286,648 and 77,059,708 shares,
    respectively)...........................................       1.0        1.0
  Paid in capital...........................................     660.8      661.2
  Accumulated (deficit) earnings............................     (60.9)     467.6
  Unearned restricted stock.................................      (6.0)      (9.1)
  Accumulated other comprehensive loss......................     (30.8)     (45.0)
  Treasury stock (24,810,086 and 22,037,026 shares,
    respectively) at cost...................................    (364.5)    (322.0)
                                                              --------   --------
    Total stockholders' equity..............................     199.6      753.7
                                                              --------   --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $1,776.6   $2,249.9
                                                              ========   ========

                See notes to Consolidated Financial Statements.

                             U.S. INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN MILLIONS)

                                                                FOR THE FISCAL YEARS ENDED
                                                                      SEPTEMBER 30,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
OPERATING ACTIVITIES:
  (Loss) income from continuing operations..................  $ (179.8)  $   38.7   $   95.2
  Adjustments to reconcile (loss) income from continuing
    operations to net cash provided by (used in) operating
    activities of continuing operations:
    Depreciation and amortization...........................      37.9       48.0       57.0
    Amortization of deferred financing costs................       4.2        3.9        3.7
    Provision (benefit) for deferred income taxes...........      (2.6)       9.6        7.3
    Provision for doubtful accounts.........................       2.8        3.0        4.2
    Gain on sale of excess real estate......................        --       (3.2)     (14.4)
    Equity loss (earnings) in investee......................       1.4       (3.1)        --
    Gain on sale of businesses..............................        --      (39.3)        --
    Impairment, restructuring and other non-recurring
     charges................................................     145.2       43.8         --
  Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
    Decrease (increase) in trade receivables................      39.3      (20.8)     (22.1)
    Decrease (increase) in inventories......................      10.6       (3.7)     (24.8)
    Increase in other current assets........................      (7.7)      (5.1)      (6.3)
    Decrease (increase) in other assets.....................      (4.1)     (26.1)       5.1
    Increase (decrease) in trade accounts payable...........       1.0      (38.9)      11.2
    Increase (decrease) in income taxes payable.............       0.4      (14.8)       2.2
    Decrease in accrued expenses and other current
     liabilities............................................     (18.5)     (40.1)      (7.0)
    Increase (decrease) in other liabilities................      (4.9)     (16.9)      (1.8)
    Other, net..............................................      (0.3)       0.7        0.1
                                                              --------   --------   --------
      Net cash provided by (used in) operating activities of
       continuing operations................................      24.9      (64.3)     109.6
                                                              --------   --------   --------
Income (loss) from discontinued operations..................    (344.1)      (3.1)      46.2
Adjustments to reconcile income (loss) from discontinued
  operations to net cash provided by discontinued
  operations:
    Loss on disposal of discontinued operations.............     240.4         --       12.1
    Impairments and other non-recurring charges.............     121.4       84.0         --
    Other decreases (increases) in net assets held for
     sale...................................................      49.5      (52.1)      29.5
                                                              --------   --------   --------
      Net cash provided by discontinued operations..........      67.2       28.8       87.8
                                                              --------   --------   --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES.........      92.1      (35.5)     197.4
                                                              --------   --------   --------
INVESTING ACTIVITIES:
  Proceeds from sale of businesses..........................       7.5      402.2      131.9
  Proceeds from sale of Strategic Notes.....................        --       24.3         --
  Acquisitions of companies, net of cash acquired...........        --      (78.4)    (334.6)
  Purchases of property, plant and equipment................     (22.9)     (33.1)     (58.6)
  Proceeds from sale of property, plant and equipment.......       5.5        1.2        4.8
  Proceeds from sale of excess real estate..................       3.2        5.5       27.7
  Other investing activities, net...........................      (0.7)       0.3        1.1
                                                              --------   --------   --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES.........      (7.4)     322.0     (227.7)
                                                              --------   --------   --------
FINANCING ACTIVITIES:
  Proceeds from long-term debt..............................   1,544.6    3,127.7    1,899.0
  Repayment of long-term debt...............................  (1,514.9)  (3,284.9)  (1,622.6)
  Proceeds (repayment) of notes payable, net................     (13.4)       5.5        2.8
  Payment to settle interest rate protection agreements.....        --         --      (22.0)
  Payment of dividends......................................      (7.7)     (16.8)     (19.1)
  Proceeds from exercise of stock options...................       0.3        4.4        4.4
  Purchase of treasury stock................................     (43.1)    (143.4)    (189.5)
  Other financing activities, net...........................      (0.9)        --         --
                                                              --------   --------   --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.........     (35.1)    (307.5)      53.0
                                                              --------   --------   --------
Effect of exchange rate changes on cash and cash
  equivalents...............................................      (9.1)     (12.0)      (9.3)
                                                              --------   --------   --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS............      40.5      (33.0)      13.4
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............      24.7       57.7       44.3
                                                              --------   --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $   65.2   $   24.7   $   57.7
                                                              ========   ========   ========

                See notes to Consolidated Financial Statements.

                             U.S. INDUSTRIES, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
          FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999
                        (IN MILLIONS EXCEPT SHARE DATA)

                                                                                                  ACCUMULATED
                                                                     ACCUMULATED     UNEARNED        OTHER
                                                COMMON    PAID IN      EARNINGS     RESTRICTED   COMPREHENSIVE    TREASURY
                                                STOCK     CAPITAL     (DEFICIT)       STOCK      INCOME (LOSS)     STOCK
                                               --------   --------   ------------   ----------   --------------   --------
Balance at September 30, 1998................   $  1.0     $723.6       $406.6        $(17.1)        $(23.8)      $(129.9)
                                                ------     ------       ------        ------         ------       -------
Net income...................................                            141.4
Cash dividend declared ($0.20 per share).....                            (18.7)
Amortization of unearned restricted stock....                                            5.9
Purchase of 11,171,600 shares of common
  stock......................................                                                                      (189.5)
Treasury stock issued to employees and
  directors (125,107 shares).................                                           (2.1)                         2.1
Common stock issued to employees (276,500
  shares)....................................       --        4.6                       (4.6)
Forfeiture of 73,162 shares of unearned
  restricted stock...........................                                            2.0                         (2.0)
Treasury stock issued (193,700 shares) upon
  exercise of options........................                  --                                                     3.0
Common stock issued (165,722 shares) upon
  exercise of options........................       --        1.4
Cancellation of 6,523,195 shares of treasury
  stock......................................               (47.9)       (81.1)                                     129.0
Demerger tax adjustment......................                15.9
Translation adjustment.......................                                                          (9.6)
Minimum pension liability adjustment.........                                                           6.5
Other comprehensive loss.....................
Total comprehensive income...................
Income tax benefit relating to stock plans...                 3.5
                                                ------     ------       ------        ------         ------       -------
Balance at September 30, 1999................      1.0      701.1        448.2         (15.9)         (26.9)       (187.3)
                                                ------     ------       ------        ------         ------       -------
Net income...................................                             35.6
Cash dividend declared ($0.20 per share).....                            (16.2)
Amortization of unearned restricted stock....                                            3.3
Purchase of 11,453,020 shares of common
  stock......................................                                                                      (143.4)
Treasury stock issued to employees and
  directors (223,753 shares).................                (0.6)                      (2.9)                         3.5
Forfeiture of 148,698 shares of unearned
  restricted stock...........................                                            2.5                         (2.5)
Treasury stock issued (428,311 shares) upon
  exercise of options........................                (3.3)                                                    7.7
Common stock issued (793 shares) upon
  exercise of options........................       --         --
Payment for guarantee of stock value for
  acquisition................................               (36.0)
Sale of Diversified businesses:..............
  Accelerated amortization of unearnced
    restricted stock.........................                                            3.9
  Translation adjustment.....................                                                           5.4
  Minimum pension liability adjustment.......                                                           1.7
Translation adjustment.......................                                                         (24.8)
Minimum pension liability adjustment.........                                                          (0.4)
Other comprehensive loss.....................
Total comprehensive income...................
                                                ------     ------       ------        ------         ------       -------
Balance at September 30, 2000................      1.0      661.2        467.6          (9.1)         (45.0)       (322.0)
                                                ------     ------       ------        ------         ------       -------
Net loss.....................................                           (524.6)
Cash dividend declared ($0.05 per share).....                             (3.9)
Amortization of unearned restricted stock....                                            2.9
Purchase of 2,815,200 shares of common
  stock......................................                                                                       (43.1)
Treasury stock issued to directors (20,640
  shares)....................................                (0.2)                                                    0.3
Forfeiture of 8,500 shares of unearned
  restricted stock...........................                                            0.2                         (0.2)
Treasury stock issued (30,000 shares) upon
  exercise of options........................                (0.2)                                                    0.5
Discontinued operations:
  Translation adjustment.....................                                                          27.4
  Minimum pension liability adjustment.......                                                           7.1
Translation adjustment.......................                                                         (13.2)
Fair value of derivatives adjustment.........                                                          (1.4)
Minimum pension liability adjustment.........                                                          (5.7)
Other comprehensive income...................
Total comprehensive loss.....................
                                                ------     ------       ------        ------         ------       -------
Balance at September 30, 2001................   $  1.0     $660.8       $(60.9)       $ (6.0)        $(30.8)      $(364.5)
                                                ======     ======       ======        ======         ======       =======


                                               COMPREHENSIVE
                                                   INCOME
                                                   (LOSS)        TOTAL
                                               --------------   --------
Balance at September 30, 1998................                   $ 960.4
                                                                -------
Net income...................................     $ 141.4         141.4
Cash dividend declared ($0.20 per share).....                     (18.7)
Amortization of unearned restricted stock....                       5.9
Purchase of 11,171,600 shares of common
  stock......................................                    (189.5)
Treasury stock issued to employees and
  directors (125,107 shares).................                        --
Common stock issued to employees (276,500
  shares)....................................                        --
Forfeiture of 73,162 shares of unearned
  restricted stock...........................                        --
Treasury stock issued (193,700 shares) upon
  exercise of options........................                       3.0
Common stock issued (165,722 shares) upon
  exercise of options........................                       1.4
Cancellation of 6,523,195 shares of treasury
  stock......................................                        --
Demerger tax adjustment......................                      15.9
Translation adjustment.......................        (9.6)         (9.6)
Minimum pension liability adjustment.........         6.5           6.5
                                                  -------
Other comprehensive loss.....................        (3.1)
                                                  -------
Total comprehensive income...................     $ 138.3
                                                  =======
Income tax benefit relating to stock plans...                       3.5
                                                                -------
Balance at September 30, 1999................                     920.2
                                                                -------
Net income...................................     $  35.6          35.6
Cash dividend declared ($0.20 per share).....                     (16.2)
Amortization of unearned restricted stock....                       3.3
Purchase of 11,453,020 shares of common
  stock......................................                    (143.4)
Treasury stock issued to employees and
  directors (223,753 shares).................                        --
Forfeiture of 148,698 shares of unearned
  restricted stock...........................                        --
Treasury stock issued (428,311 shares) upon
  exercise of options........................                       4.4
Common stock issued (793 shares) upon
  exercise of options........................                        --
Payment for guarantee of stock value for
  acquisition................................                     (36.0)
Sale of Diversified businesses:..............                        --
  Accelerated amortization of unearnced
    restricted stock.........................                       3.9
  Translation adjustment.....................         5.4           5.4
  Minimum pension liability adjustment.......         1.7           1.7
Translation adjustment.......................       (24.8)        (24.8)
Minimum pension liability adjustment.........        (0.4)         (0.4)
                                                  -------
Other comprehensive loss.....................       (18.1)
                                                  -------
Total comprehensive income...................     $  17.5
                                                  =======       -------
Balance at September 30, 2000................                     753.7
                                                                -------
Net loss.....................................     $(524.6)       (524.6)
Cash dividend declared ($0.05 per share).....                      (3.9)
Amortization of unearned restricted stock....                       2.9
Purchase of 2,815,200 shares of common
  stock......................................                     (43.1)
Treasury stock issued to directors (20,640
  shares)....................................                       0.1
Forfeiture of 8,500 shares of unearned
  restricted stock...........................                        --
Treasury stock issued (30,000 shares) upon
  exercise of options........................                       0.3
Discontinued operations:
  Translation adjustment.....................        27.4          27.4
  Minimum pension liability adjustment.......         7.1           7.1
Translation adjustment.......................       (13.2)        (13.2)
Fair value of derivatives adjustment.........        (1.4)         (1.4)
Minimum pension liability adjustment.........        (5.7)         (5.7)
                                                  -------
Other comprehensive income...................        14.2
                                                  -------
Total comprehensive loss.....................     $(510.4)
                                                  =======       -------
Balance at September 30, 2001................                   $ 199.6
                                                                =======

                See notes to Consolidated Financial Statements.

                             U.S. INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--GOING CONCERN

    The accompanying consolidated financial statements have been prepared on a going concern basis of accounting and do not reflect any adjustments that might result if U.S. Industries, Inc. (together with its subsidiaries, "USI" or the "Company") were unable to continue as a going concern. On August 15, 2001, the Company finalized a comprehensive restructuring of its bank debt and the bank debt of Rexair Inc. ("Rexair"), a former subsidiary that was reacquired from Strategic Industries, LLC ("Strategic") on the same date. The amended facilities (together the "Restructured Facilities") extend the final maturity date of the Company's debt under its credit agreement to November 30, 2002, which coincides with the final maturity of the amended Rexair Credit Facility. The Restructured Facilities provide for scheduled permanent reductions of the Company's senior debt (a combination of the Restructured Facilities, Senior Notes and other defined obligations) during the term of the Restructured Facilities. The required cumulative permanent reductions of the Company's senior debt are scheduled at $75 million, $200 million, $450 million and $600 million for the periods ending December 31, 2001, March 31, 2002, June 30, 2002, and
October 15, 2002, respectively. The remaining balance of the Restructured Facilities is due in full on November 30, 2002. The Company expects to satisfy operating liquidity needs through operating cash flow. However, it will have to sell a substantial amount of its assets and restructure or refinance its debt to satisfy the required cumulative permanent reductions.

    On December 28, 2001, the Board of Directors approved a formal Disposal Plan for five businesses in order to meet the scheduled reductions. The five businesses, Ames True Temper, Selkirk, Lighting Corporation of America, Spear & Jackson and SiTeco Lighting, have an estimated net realizable value of $491.6 million. The Disposal Plan calls for the sale of the five businesses over the next 12 months. The net assets of the discontinued businesses are included in net assets held for sale in all periods presented.

    On December 21, 2001, the Company obtained a waiver (the "December 2001 Waiver") from its lenders under the Restructured Facilities that permitted the Company to satisfy the remaining balance of the December 31, 2001 $75 million reduction through a permanent reduction of the unfunded commitments under the Restructured Facilities, to the extent not satisfied through cash flow or asset sale proceeds. Under the terms of the waiver, if the Company completes any asset sales between January 1 and February 28 of 2002, the permanent reduction resulting from any such asset sales will be reduced by the amount of the unfunded commitment (approximately $58 million) used to satisfy the December 31, 2001 amortization.

    The Company entered into an agreement to sell Ames True Temper on December 24, 2001 for approximately $165 million in cash. The sale, which is subject to the completion of financing and other customary closing conditions, is currently expected to close in January 2002. Upon closing, the entire net cash proceeds will be applied to reduce the Company's funded and unfunded senior debt. Approximately $44 million of the proceeds are expected to be deposited into the cash collateral accounts for the benefit of the holders of the Company's Senior Notes and certain other creditors. The remainder will be remitted to the Lenders under the Restructured Facilities, and the total facility will be permanently reduced by such amount. As a result of the remittance, the Lenders will concurrently restore the approximate $58 million of borrowing capacity under the unfunded commitments of the Restructured Facilities (which have been reduced by the terms of the December 2001 Waiver).

    The Company is pursuing the sale of the Strategic Notes together with its equity interest in Strategic at an amount expected to approximate the September 30, 2001 carrying value. Upon closing,

                             U.S. INDUSTRIES, INC.

NOTE 1--GOING CONCERN (CONTINUED)
the entire net cash proceeds will be applied to reduce the Company's funded and unfunded senior debt. A portion of the proceeds is expected to be deposited into the cash collateral accounts for the benefit of the holders of the Company's Senior Notes and certain other creditors. The remainder will be remitted to the Lenders under the Restructured Facilities, and the total facility will be permanently reduced by such amount.

    The net proceeds from the sale of Ames True Temper and the Strategic Notes are expected to be sufficient to fund the required reductions of the Company's senior debt through March 31, 2002. At December 31, 2001, excluding all amounts related to the amended Rexair Credit Facility and after giving effect to the approximate $58 million reduction pursuant to the December 2001 waiver, the Company had approximately $766 million committed under the Restructured Facilities of which approximately $669 million had been utilized and the balance of $97 million was available.

    The Company continues to actively pursue its Disposal Plan. However, there can be no assurance when or whether the Company will consummate any of these transactions. If the Company is unable to consummate asset disposals as outlined in its Disposal Plan in time to meet scheduled amortizations, the Company expects to seek a further restructuring of its credit facilities. Furthermore, the proceeds of the Disposal Plan, if consummated in its entirety, and the sale of the Strategic Notes will be insufficient to repay the Restructured Facilities upon their maturity in November 2002. Accordingly, the Company will have to restructure or refinance its existing Restructured Facilities. The Company believes it will be able to restructure or refinance its existing Restructured Facilities before their scheduled maturity in November 2002. However, there can be no assurance that it will be able to do so.

    The Company's independent auditors have included a going concern explanatory paragraph in their audit report accompanying the September 30, 2001 consolidated financial statements. The paragraph states that the Company's need to generate sufficient funds to make the required cumulative reductions of senior debt of $450 million by June 30, 2002 through asset sales or a restructuring or refinancing raises substantial doubt about the Company's ability to continue as a going concern.

NOTE 2--BASIS OF PRESENTATION

    The Company manufactures and distributes a broad range of consumer and industrial products.

    The Company operates on a 52- or 53-week fiscal year ending on the Saturday nearest to September 30. The fiscal year periods presented in our consolidated financial statements consisted of the 52 weeks ending on September 29, 2001, September 30, 2000 or October 2, 1999, but are presented as of September 30 in each of those years for convenience. Businesses over which the Company has the ability to exercise significant influence are accounted for using the equity method. In March 2000, the Company completed the disposition of a majority equity interest in its Diversified segment. Since then, the Company has accounted for its retained interest in the Diversified segment under the equity method of accounting. The Company eliminates intercompany balances and transactions when consolidating the account balances of the subsidiaries.

    Certain amounts have been reclassified in the Company's prior year statements to reflect the discontinuance of certain operations (see NOTE 5) and to conform them to the presentation used in the current year.

                             U.S. INDUSTRIES, INC.

NOTE 3--ACCOUNTING POLICIES

    USE OF ESTIMATES: Accounting guidelines require that the Company make estimates and assumptions that affect amounts reported in its financial statements and accompanying notes. Actual results could differ from those estimates.

    FOREIGN CURRENCY TRANSLATION: The Company's subsidiaries outside of the United States record transactions using their local currency as their functional currency. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, FOREIGN CURRENCY TRANSLATION, the assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect at the balance sheet dates. Revenues, expenses and cash flow items are translated at average daily exchange rates for the period. The translation adjustments that result from translating the balance sheets at different rates than the statements of operations are included in accumulated other comprehensive income, which is a separate component of the Company's stockholders' equity.

    CASH AND CASH EQUIVALENTS: The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

    TRADE RECEIVABLES AND CONCENTRATION OF CREDIT RISK: The Company records an allowance for doubtful accounts, reducing its receivables balance to an amount the Company estimates is collectible from its customers.

    The Company operates in the United States, Europe and, to a lesser extent, in other regions of the world. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. The Company encounters a certain amount of credit risk as a result of a concentration of receivables among a few significant customers. One of its customers accounts for 14%, 10% and 5% of sales in fiscal 2001, 2000 and 1999, respectively. As of September 30, 2001 and 2000, this customer represents approximately 10% and 14% of the Company's trade receivables balances. Credit losses have not been significant and are within management's expectations.

    INCOME TAXES: Deferred tax assets and liabilities represent the tax effects, based on current law, of any temporary differences in the timing of when revenues and expenses are recognized for tax purposes and when they are recognized for financial statement purposes. The deferred tax assets are reviewed periodically for recoverability and valuation allowances are provided as necessary.

    INVENTORIES: The Company's inventories are stated at the lower of cost or market value. The Company used the first-in-first-out (FIFO) method for determining the cost of approximately 39% of its inventories in 2001 and approximately 52% of its inventories in 2000, and the last-in-first-out (LIFO) method for the remainder of its inventories. The carrying value of the Company's LIFO method inventories approximate their FIFO cost value at September 30, 2001 and 2000. The FIFO method approximates replacement cost. The Company's inventories can be categorized as follows:

                                                               AT SEPTEMBER 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                 (IN MILLIONS)
Finished products...........................................   $115.6     $107.8
In-process products.........................................     11.5       15.9
Raw materials...............................................     63.9       69.5
                                                               ------     ------
                                                               $191.0     $193.2
                                                               ======     ======

                             U.S. INDUSTRIES, INC.

NOTE 3--ACCOUNTING POLICIES (CONTINUED)
    PROPERTY, PLANT AND EQUIPMENT: The Company records its property, plant and equipment at cost. The Company records depreciation and amortization in a manner that recognizes the cost of its depreciable assets in operations over their estimated useful lives using the straight-line method. The Company estimates the useful lives of its depreciable assets to be 20-50 years for buildings and 3-10 years for machinery, equipment and furniture. Leasehold improvements are amortized over the shorter of the terms of the underlying leases, including probable renewal periods, or the estimated useful lives of the improvements.

    Property, plant and equipment consisted of:

                                                             AT SEPTEMBER 30,
                                                            -------------------
                                                              2001       2000
                                                            --------   --------
                                                               (IN MILLIONS)
Land and buildings........................................  $  89.2    $  79.1
Machinery, equipment and furniture........................    186.5      171.9
Accumulated depreciation and amortization.................   (117.2)    (103.3)
                                                            -------    -------
                                                            $ 158.5    $ 147.7
                                                            =======    =======

    DEPRECIATION AND AMORTIZATION: Depreciation and amortization consisted of:

                                                              FOR THE FISCAL YEARS
                                                                     ENDED
                                                                 SEPTEMBER 30,
                                                         ------------------------------
                                                           2001       2000       1999
                                                         --------   --------   --------
                                                                 (IN MILLIONS)
Depreciation...........................................   $25.3      $33.7      $41.0
Amortization of goodwill...............................     9.7       13.2       12.3
Amortization of unearned restricted stock..............     2.9        3.3        5.9
Amortization of deferred income........................      --       (2.2)      (2.2)
                                                          -----      -----      -----
                                                          $37.9      $48.0      $57.0
                                                          =====      =====      =====

    OTHER ASSETS: Included in other assets are excess properties held for sale, consisting primarily of land and buildings no longer used in operations. These assets are carried at the lower of cost or fair value less costs to sell. The carrying value of such properties was $10.1 million and $14.6 million as of September 30, 2001 and 2000, respectively. In fiscal 2001 the Company recorded a loss from excess properties of $0.2 million, compared to income from excess properties of $2.7 million and $13.9 million in fiscal 2000 and 1999, respectively. This amount is included in other (expense) income, net and consists of net gains on the sale of these properties, adjustments to net realizable value and the carrying costs incurred in the period.

    GOODWILL: Goodwill represents the excess of the purchase price over the fair value of net assets acquired. The Company reviews operating results and other relevant facts every fiscal quarter for each of its businesses to determine if there are indications that the carrying value of its long-lived assets, including goodwill may be impaired. When there are indicators of impairment, the Company first assesses the recoverability of goodwill associated with long-lived assets in accordance with the requirements of SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF, which requires impairment losses to be recorded when the undiscounted cash

                             U.S. INDUSTRIES, INC.

NOTE 3--ACCOUNTING POLICIES (CONTINUED)
flows estimated to be generated by those assets are less than the carrying amount of those assets. In addition, an enterprise level assessment of the recoverability of any remaining goodwill is performed using the fair value methodology, as permitted under APB No. 17. In the event that such fair value is below the carrying value of an enterprise, for those companies with goodwill, the Company reduces goodwill to the extent it is impaired based upon fair value.

    The fair value methodology is applied to determine the recoverable value for each business on a stand-alone basis using ranges of fair values obtained from independent appraisers. In developing these ranges, the independent appraisers consider (a) publicly available information, (b) financial projections of each business based on management's best estimates, (c) the future prospects of each business as discussed with senior operating and financial management,
(d) publicly available information regarding comparable publicly traded companies in each industry, (e) market prices, capitalization and trading multiples of comparable public companies and (f) other information deemed relevant. In reviewing these valuations and considering the need to record a charge for impairment of enterprise value and goodwill to the extent it is part of the enterprise value, the Company also evaluates solicited and unsolicited bids for the businesses of the Company.

    Goodwill is amortized on a straight-line basis over the estimated future periods to be benefited (ranging from 20 to 40 years, primarily forty years). Accumulated amortization aggregated $79.0 million and $74.5 million, at September 30, 2001 and 2000, respectively.

    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES: Accrued expenses and other current liabilities consisted of the following:

                                                               AT SEPTEMBER 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                 (IN MILLIONS)
Compensation related........................................   $ 19.2     $ 16.9
Other.......................................................    104.3      126.8
                                                               ------     ------
                                                               $123.5     $143.7
                                                               ======     ======

    FAIR VALUE OF FINANCIAL INSTRUMENTS: SFAS No. 107, DISCLOSURE ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, requires that the Company disclose the fair value of its financial instruments when it is practical to estimate. The Company has determined the estimated fair values of its financial instruments, which are either recognized in the Company's consolidated balance sheets or disclosed within these notes, using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts the Company could realize in a current market exchange.

    Short-term Assets and Liabilities: The fair values of the Company's cash and cash equivalents, trade receivables and accounts payable approximate their carrying values because of their short-term nature.

    Long-term Debt: The fair values of the Company's Senior Notes represent quoted market prices. The fair values of the Company's remaining debt are determined by discounting the cash flows using

                             U.S. INDUSTRIES, INC.

NOTE 3--ACCOUNTING POLICIES (CONTINUED)
current interest rates for financial instruments with similar characteristics and maturities. The fair value of the Company's remaining debt approximates 80% of its carrying value as of September 30, 2001.

    There were no other significant differences as of September 30, 2001 and September 30, 2000 between the carrying value and fair value of the Company's financial instruments except as disclosed below:

                                                    2001                  2000
                                             -------------------   -------------------
                                             CARRYING     FAIR     CARRYING     FAIR
                                              AMOUNT     VALUE      AMOUNT     VALUE
                                             --------   --------   --------   --------
                                                           (IN MILLIONS)
7.125% Senior Notes........................   $249.1     $180.0     $248.6     $237.0
7.25% Senior Notes.........................    123.9       82.5      123.6      113.0
                                              ------     ------     ------     ------
                                              $373.0     $262.5     $372.2     $350.0
                                              ======     ======     ======     ======

    Interest Rate Swaps and Foreign Currency Contracts: The fair value of the Company's interest rate swap and foreign currency contracts is the amount the Company would receive or have to pay to terminate the agreement at the reporting date, taking into account current interest rates and exchange rates. The fair value of the interest rate swap is provided to the Company by its financial institution, the counter-party to the interest rate swap agreement. For more information on these financial instruments, see the DERIVATIVE FINANCIAL INSTRUMENTS section of this note.

    REVENUE RECOGNITION: The Company currently records revenue when delivery has occurred and title has passed to the customer. Provisions are made for warranty and return costs at the time of sale. Such provisions have not been material to the Company.

    ACCOUNTING CHANGE: In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS, which, along with other guidance, clarified the SEC's views on various revenue recognition and reporting matters. As a result, the Company changed its method of accounting for certain sales transactions. Historically, the Company recognized revenue upon shipment of products to the customer because, even though some products were shipped FOB destination, the Company used a common carrier and thus gave up substantially all the risks of ownership. Under the new accounting method adopted retroactive to October 1, 2000, the Company now recognizes revenue when title passes. The net effect of the accounting change was not material to the results for the year ended September 30, 2001. Net sales for the year ended September 30, 2001 includes $4.4 million of net sales that, prior to the accounting change, had been recognized through September 30, 2000. The pro forma amounts, had the new revenue recognition method been applied retroactively to prior periods, were not materially different from the amounts shown in the Company's consolidated statements of operations for the years ended September 30, 2000 and 1999. Therefore, these amounts have not been presented.

    SHIPPING AND HANDLING FEES AND COSTS: After adopting Emerging Issues Task Force ("EITF") Issue No. 00-10, ACCOUNTING FOR SHIPPING AND HANDLING FEES AND COSTS, the Company classifies amounts charged to its customers for shipping and handling as revenues, while shipping and handling costs are recorded as cost of goods sold.

    In connection with the adoption of EITF Issue No. 00-10, the Company has reclassified certain revenue, cost of goods sold and SG&A expense amounts in all periods presented in its consolidated

                             U.S. INDUSTRIES, INC.

NOTE 3--ACCOUNTING POLICIES (CONTINUED)
statements of operations. The reclassifications resulted in an increase in net sales of approximately $15.9 million, $18.4 million and $16.9 million for 2001, 2000 and 1999, respectively, and an increase in cost of goods sold of $58.7 million, $65.2 million and $52.1 million for 2001, 2000 and 1999, respectively. These increases were offset by decreases in the Company's SG&A expenses. These reclassifications had no effect on the Company's results of operations or financial position.

    ADVERTISING COSTS: Advertising costs are charged to expense when incurred. The Company participates in cooperative advertising programs with certain customers for which the Company reimburses a portion of advertising costs. Advertising expense totaled $31.1 million, $34.8 million and $27.4 million in 2001, 2000 and 1999, respectively.

    RESEARCH AND DEVELOPMENT COSTS: Research and development costs are expensed as incurred. Such amounts totaled $5.2 million, $6.2 million and $5.0 million in 2001, 2000 and 1999, respectively.

    DERIVATIVE FINANCIAL INSTRUMENTS: Effective October 1, 2000, the Company adopted SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The Company uses several types of derivative financial instruments including interest rate swaps, forward contracts and debt denominated in a foreign currency to hedge its exposure to volatility in interest rates and currency exchange rates.

INTEREST RATE HEDGING

    The Company hedged a portion of its variable-rate debt by entering into an interest rate swap in which the Company agreed to exchange, at specified intervals, the calculated difference between fixed and variable interest amounts on $90 million of its debt. The swap, which matures on June 30, 2002, is designated as a cash flow hedge of the underlying variable-rate interest payments and is recorded as a current liability in the Company's balance sheet. Since an assessment of the hedging relationship revealed that it was 100% effective, the entire unrealized loss, net of tax, is recorded in accumulated other comprehensive income (loss) ("OCI") within stockholders' equity. As of September 30, 2001 there was an unrealized loss of $1.4 million in OCI related to this contract. The amounts in OCI will be recognized as additional interest expense over the term of the swap agreement.

FORWARD EXCHANGE

    The Company manufactures and sells its products in a number of countries throughout the world and, as a result, is exposed to movements in foreign currency exchange rates. The primary purpose of the Company's foreign currency hedging activities is to manage the volatility associated with foreign currency payments to related entities or to vendors for purchases of materials and with foreign currency collections from customers in the normal course of business. The Company utilizes forward exchange contracts with maturities of less than twelve months, which qualify as foreign currency hedges. These hedges are intended to offset the effect of transaction gains and losses, which arise when payments or collections in a foreign currency are made or received one to three months after the asset or liability is generated. The fair value of these instruments at September 30, 2001 was negligible. Since the Company's assessment of these hedges revealed no ineffectiveness, gains and losses on these instruments are deferred in OCI, net of tax, until the underlying transaction gain or loss is recognized in earnings. Amounts in OCI will be reclassified into earnings within the next twelve months.

                             U.S. INDUSTRIES, INC.

NOTE 3--ACCOUNTING POLICIES (CONTINUED)
FOREIGN CURRENCY DENOMINATED DEBT (NET INVESTMENT HEDGING)

    The Company is exposed to foreign currency risk when the financial statements of its non-U.S. dollar subsidiaries are translated into its functional currency. In order to hedge its net investment position in select subsidiaries, the Company entered into foreign currency denominated debt. Since the Company's assessment of these hedges revealed no ineffectiveness, all of the transaction gains and losses associated with this debt have been reflected in the foreign currency translation adjustment in OCI. As a result of the Company's amended credit agreement, all foreign currency denominated debt was repaid and the Company will no longer have a hedge of its net investment position in these subsidiaries.

    COMPREHENSIVE INCOME (LOSS): Comprehensive income (loss) represents the change in stockholders' equity from transactions and other events and circumstances arising from non-stockholder sources. The Company's comprehensive income (loss) for 2001, 2000 and 1999 consisted of net income (loss), foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on derivatives established as cash flow hedges, net of applicable income taxes.

    Components of accumulated other comprehensive income (loss) consist of the following:

                                                                                MINIMUM      ACCUMULATED
                                                  FOREIGN       FAIR VALUE      PENSION         OTHER
                                                 CURRENCY     OF DERIVATIVES   LIABILITY    COMPREHENSIVE
                                                TRANSLATION     ADJUSTMENT     ADJUSTMENT   INCOME (LOSS)
                                                -----------   --------------   ----------   -------------
                                                                      (IN MILLIONS)
September 30, 1998............................    $(13.6)          $  --         $(10.2)        $(23.8)
Fiscal 1999 change............................      (9.6)             --            6.5           (3.1)
                                                  ------           -----         ------         ------
September 30, 1999............................     (23.2)             --           (3.7)         (26.9)
Fiscal 2000 change............................     (19.4)             --            1.3          (18.1)
                                                  ------           -----         ------         ------
September 30, 2000............................     (42.6)             --           (2.4)         (45.0)
Fiscal 2001 change............................      14.2            (1.4)           1.4           14.2
                                                  ------           -----         ------         ------
September 30, 2001............................    $(28.4)          $(1.4)        $ (1.0)        $(30.8)
                                                  ======           =====         ======         ======

    INCOME (LOSS) PER SHARE: Basic net income (loss) per share is based on the weighted average number of shares outstanding during each period, excluding the weighted average of restricted shares outstanding during each period (see
NOTE 11). Diluted earnings per share further assumes that, under the treasury stock method, any dilutive stock options are exercised, restricted stock awards are vested and any other dilutive equity instruments are converted.

                             U.S. INDUSTRIES, INC.

NOTE 3--ACCOUNTING POLICIES (CONTINUED)
    The information required to compute basic and diluted net income (loss) per share is as follows:

                                                                      FOR THE FISCAL YEARS ENDED
                                                                            SEPTEMBER 30,
                                                              ------------------------------------------
                                                                2001             2000             1999
                                                              --------         --------         --------
                                                                            (IN MILLIONS)
Basic weighted average number of common shares
  outstanding...............................................    74.0             81.4             92.2
                                                                ====             ====             ====
Shares issued upon assumed exercise of dilutive stock
  options...................................................      --              0.4              0.7
Shares issued upon assumed vesting of restricted stock......      --              0.7              1.1
Shares issued upon assumed conversion of equity instrument
  contract..................................................      --              0.5               --
                                                                ----             ----             ----
Diluted weighted average number of common shares
  outstanding...............................................    74.0             83.0             94.0
                                                                ====             ====             ====

Options to purchase 6.1 million, 2.4 million and 1.8 million shares in the years ended September 30, 2001, 2000 and 1999, respectively, were not included in the computation of earnings per share because the exercise prices of these options exceeded the average market price of the common shares. The effect of assuming that 1.0 million shares of restricted stock vested in 2001 was also excluded from the computation of diluted earnings per share because the effect would also have been anti-dilutive.

    NEW ACCOUNTING PRONOUNCEMENTS: In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, BUSINESS COMBINATIONS, and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, effective for the fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. SFAS 141 is effective commencing July 1, 2001, and the Company has elected to adopt SFAS 142 as of October 1, 2001. Accordingly, as of October 1, 2001, the Company will no longer amortize goodwill.

    In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. The FASB's new rules on asset impairment supersede SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, and provide a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The new rules also supersede the provisions of APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS--REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS, with regard to reporting the effects of a disposal of a segment of a business and require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred (rather than as of the measurement date as presently required by APB No. 30). The Statement is effective for the Company in the beginning of fiscal year 2003. The Company does not believe this statement will have a material effect on the earnings or financial position of the Company.

                             U.S. INDUSTRIES, INC.

NOTE 4--ACQUISITIONS AND DISPOSITIONS OF BUSINESSES

ACQUISITIONS OF BUSINESSES

    The pro forma effects of the acquisitions described below are not material to the Company's results of operations and are not presented herein. These acquisitions have been accounted for as purchases and their results of operations are included in the financial statements from the dates of acquisition.

    Contemporaneously with the closing of its debt restructuring on August 15, 2001 (see NOTE 7), the Company reacquired the 75% equity interest in Rexair, Inc., the manufacturer of "Rainbow" vacuum cleaners, previously sold to Strategic as part of the Diversified transactions in March 2000. The purchase consideration included $27.4 million in face value of Strategic's senior notes and the assumption of borrowings outstanding under Rexair's $200 million credit facility (see DISPOSITIONS OF BUSINESSES below). In connection with the reacquisition, the Company reduced the reacquired basis in Rexair by the amount of its previously deferred gain and reclassified its retained 25% share of Rexair's net liabilities from other long-term liabilities. The allocation of the purchase consideration, including the deferred gain and the carrying value of the retained liabilities, to the assets acquired and liabilities assumed resulted in goodwill and other intangible assets of approximately
$68.9 million, the majority of which have indefinite lives and will not be amortized. In addition, the Company expensed $17.4 million of deferred transaction costs associated with the March 2000 sale of Rexair. The results of Rexair have been included in the Bath & Plumbing segment since it was reacquired. The Company accounted for Rexair under the equity method of accounting during the time period from March 24, 2000 until August 15, 2001 when the Company held only a 25% interest.

    In June 2000, upon expiration of the contingency period related to the December 1997 acquisition of Spear & Jackson, the Company made additional cash payments totaling $71.4 million to the former owners of Spear & Jackson. The Company was required to pay $36.0 million because the Company's stock price fell below a guaranteed minimum as defined in the acquisition agreement. This amount was recorded as an adjustment to paid in capital as it was based upon the market price of the Company's stock. The remaining $35.4 million payment was made in satisfaction of additional contingent consideration based on other criteria set forth in the purchase agreement. This amount was recorded as additional goodwill as it was made in satisfaction of contingent consideration based on other criteria set forth in the purchase agreement.

    In July 1999, the Company acquired Spring Ram Corporation PLC ("Spring Ram") for approximately $133.6 million in cash, plus the assumption of $21.3 million in debt, resulting in goodwill of approximately $110.0 million. Spring Ram, located in Leeds, England, is a manufacturer of bathroom products. The results of Spring Ram are included in the Bath & Plumbing segment.

    In June 1999, the Company purchased the assets of Gatsby Spas, Inc. ("Gatsby") for approximately $17.0 million in cash, resulting in goodwill of $9.6 million. Gatsby manufactures and distributes spas. The results of Gatsby are included in the Bath & Plumbing segment.

    In April 1999, the Company purchased the assets of the Factory Built Chimney Division of GSW Inc., ("Supervent") in Canada and the assets of the DEC Group ("DEC") in the Netherlands for approximately $16.1 million in cash, resulting in goodwill of $13.3 million. Supervent and DEC manufacture factory built chimneys, chimney liners and flexible duct and related products. The results of Supervent were included in the Bath & Plumbing segment until they were disposed of in November 2000 as part of the disposition of the European HVAC business.

                             U.S. INDUSTRIES, INC.

NOTE 4--ACQUISITIONS AND DISPOSITIONS OF BUSINESSES (CONTINUED)
    In March 1999, the Company purchased the assets of True Temper Hardware Company ("True Temper") for approximately $96.3 million in cash, resulting in goodwill of $31.9 million. True Temper manufactures lawn and garden tools and wheelbarrows. The results of True Temper are included in Discontinued Operations.

    In March 1999, the Company purchased the assets of the Dual-Lite business ("Dual-Lite") for approximately $46.1 million in cash, resulting in goodwill of $36.3 million. Dual-Lite manufactures emergency lights, and central inverter systems. The results of Dual-Lite are included in Discontinued Operations.

    In January 1999, the Company purchased the Bowers Group PLC ("Bowers") for approximately $15.6 million in cash, resulting in goodwill of $10.2 million. Bowers manufactures metrology instruments. The results of Bowers are included in Discontinued Operations.

    In January 1999, the Company purchased Atech Turbine Components, Inc. ("Atech") for approximately $7.0 million in cash, resulting in goodwill of $5.7 million. Atech repairs and overhauls small aviation engines. The results of Atech were included in the Diversified segment up until the sale of Diversified to Strategic in March 2000.

DISPOSITIONS OF BUSINESSES

    In November 2000, the Company sold its European HVAC business for proceeds of $7.5 million, which approximated its carrying value.

    On March 24, 2000, the Company disposed of a majority equity interest in its Diversified segment in two separate transactions. In the first transaction, the Company disposed of the following subsidiaries: Atech Turbine Components, Inc.; Bearing Inspection, Inc.; BiltBest Products, Inc.; EJ Footwear Corp. (including Georgia Boot Inc. and Lehigh Safety Shoe Co.); Garden State Tanning Inc.;
Huron Inc.; Jade Holdings Pte Ltd (including Jade Technologies Singapore Ltd and FSM Europe B.V.); Leon Plastics Inc.; Native Textiles Inc. and SCF
Industries, Inc. The Company received gross cash proceeds of approximately $203.4 million, retained a preferred equity interest in the buyer, Strategic, having a stated value of approximately $19.5 million, retained a common equity interest in Strategic of 17.7% and received approximately $209.0 million aggregate principal amount of 12% (12.5% effective August 18, 2000) senior notes (the "Strategic Notes") due 2007. In addition, Strategic assumed approximately $7.9 million of existing bank debt. As a result of its disposal of the Diversified businesses, the Company recorded a pre-tax gain of $38.4 million.

    In the second transaction, Rexair sold newly issued shares to Strategic representing, after issuance, 75% of the equity interest in Rexair. The Company received approximately $195.0 million in cash and retained a 25% direct equity interest in Rexair. In addition, the Company guaranteed Rexair's $200 million credit facility. In connection with the Rexair transaction, the Company recorded a liability of $82.2 million, related to its retained 25% share of Rexair's net liabilities and a deferred gain, which, together with the deferral of the related transaction costs, was to be deferred until the release of the Company's guarantee of Rexair's credit facility. On August 15, 2001, the Company reacquired Rexair from Strategic in exchange for the return to Strategic of $27.4 million in face value of the Strategic Notes. Accordingly, the deferred transaction costs were expensed in full at such date, and the deferred gain as well as the Company's retained 25% share of Rexair's net liabilities were included in the reacquired basis in Rexair (see ACQUISITIONS OF BUSINESSES above).

                             U.S. INDUSTRIES, INC.

NOTE 4--ACQUISITIONS AND DISPOSITIONS OF BUSINESSES (CONTINUED)
    In August 2000, the Company sold $25.0 million of the Strategic Notes, approximately $1.8 million of the stated value of its preferred equity interest in Strategic and approximately 1.9% of its common equity interest in Strategic. This transaction resulted in a pretax gain of $0.9 million. At September 30, 2001, the Company held a preferred equity interest in Strategic having a stated value of approximately $18.0 million, a 15.8% common equity interest and Strategic Notes with a face value of $156.9 million. The Company is pursuing the sale of the Strategic Notes together with its equity interest in Strategic at an amount expected to approximate the September 30, 2001 carrying value. The Strategic Notes and related equity interests have been written down to their net realizable value and are included in other current assets in the accompanying September 30, 2001 balance sheet.

    In the second quarter of fiscal 2000, the Company sold its fire protection businesses. The cash consideration paid for these businesses totaled approximately $23.0 million, which approximated their carrying value. During the first quarter of fiscal 2000, the Company disposed of assets relating to its ladder operations and the infant and children footwear operation. In
September 1999, the Company sold the assets of the water resource construction business for approximately $11.1 million, which approximated book value.

NOTE 5--DISCONTINUED OPERATIONS

    On December 28, 2001, the Board of Directors approved a formal Disposal Plan for five businesses in connection with the Company's obligation to pay debt amortization as set forth in the restructured debt agreements. In connection with the Disposal Plan, the Company recorded a charge of $232.6 million, which represented the difference between the historical net carrying value and the estimated net realizable value of the five businesses, Ames True Temper, Selkirk, Lighting Corporation of America, Spear & Jackson and SiTeco Lighting. The Disposal Plan calls for the sale of the five businesses over the next
12 months. The net assets of the discontinued businesses are included in net assets held for sale for all periods presented.

    The operating results of these businesses have been included in discontinued operations for all periods presented. Summarized results of discontinued operations are as follows:

                                                     FOR FISCAL YEARS ENDED
                                                         SEPTEMBER 30,
                                                 ------------------------------
                                                   2001       2000       1999
                                                 --------   --------   --------
                                                         (IN MILLIONS)
Net sales......................................  $1,346.1   $1,419.8   $1,346.7
Operating (loss) income........................     (57.9)       3.9       95.7
(Loss) income from operations before income
  taxes........................................     (66.6)       3.4       94.5

    Included in the net losses are goodwill impairment charges totaling
$121.4 million and $84.0 million in fiscal 2001 and 2000, respectively. These goodwill impairment charges resulted from an evaluation of the recoverability of goodwill performed by the Company in accordance with its accounting policy (see
NOTE 3). The impairment charges were recorded as part of continuing operations before the approval of the Disposal Plan. The charges were reclassified into discontinued operations after the approval of the Disposal Plan.

                             U.S. INDUSTRIES, INC.

NOTE 5--DISCONTINUED OPERATIONS (CONTINUED)

Amounts classified as net assets held for sale consist of the following:

                                                               AT SEPTEMBER 30
                                                           -----------------------
                                                             2001           2000
                                                           --------       --------
                                                                (IN MILLIONS)
Net current assets.......................................   $144.8         $417.0
Property, plant and equipment, net.......................    277.3          272.8
Other non-current assets and liabilities, net............     69.5          251.8
                                                            ------         ------
Net assets held for sale.................................   $491.6         $941.6
                                                            ======         ======

    The Company disposed of The Ertl Company Inc. ("Ertl") in the second quarter of fiscal 1999. Ertl was sold for proceeds of approximately $95.0 million, which resulted in an after-tax loss of $13.1 million. In April 1999, the Company also completed the sale of its investment in Teardrop Golf, which resulted in a $1.0 million after-tax gain. In January 1999, the Company completed the sale of its remaining interest in the power systems operations for proceeds of approximately $29.8 million. No gain or loss was realized.

NOTE 6--IMPAIRMENT, RESTRUCTURING AND OTHER NON-RECURRING CHARGES

GOODWILL IMPAIRMENT CHARGES

    Operating results at a number of the Company's subsidiaries declined during 2001. In the third quarter of 2001, the Company evaluated the recoverability of the goodwill of these subsidiaries in accordance with its accounting policy (See
NOTE 3). This evaluation indicated that the carrying value of the goodwill of certain of its subsidiaries was impaired. As a result, in 2001, the Company recorded goodwill impairment charges totaling $100.2 million in the Bath & Plumbing segment.

    In fiscal 2000, the Company conducted a strategic review of certain operations in the Bath & Plumbing segment. Upon completion of its review, the Company decided to dispose of its European HVAC operations and to exit three product lines at its U.S. Brass operations. In reaching this decision, the Company considered the profitability of these operations, the fact that the Company was not a market leader in these businesses and the fact that significant investment would be required in order to make these businesses competitive with no assurance of a reasonable return on such investment. As a result of this decision, the Company recorded goodwill impairment charges totaling $24.1 million related to its European HVAC operations and $1.4 million related to its U.S. Brass operations. Other non-recurring charges recorded in conjunction with this decision are discussed below.

OTHER NON-RECURRING CHARGES

    In September 2000, the Company's Bath & Plumbing segment announced to its employees and to the marketplace that U.S. Brass was exiting its Valley line of faucets, Eastman line of connectors and Sanitary Dash line of under-the-sink pipes. Accordingly, in fiscal 2000, the Company recorded restructuring and other non-recurring charges of $19.4 million, which consists of severance and commitment costs of $3.4 million (recorded as restructuring costs) and inventory related charges of $16.0 million ($13.9 million recorded in cost of goods sold and $2.1 million recorded in selling general and administrative expenses). The Company also recorded other non-recurring charges of $4.8 million (recorded in cost of goods sold) in fiscal 2001 consisting primarily of accelerated depreciation on

                             U.S. INDUSTRIES, INC.

NOTE 6--IMPAIRMENT, RESTRUCTURING AND OTHER NON-RECURRING CHARGES (CONTINUED) machinery that was used to complete the remaining in-process inventory. The Company's decision to exit these three product lines required the closure of two manufacturing facilities in Abilene and Plano, Texas and the termination of approximately 335 employees.

    The Company recorded restructuring and other non-recurring charges of $21.7 million in 2000 related to its decision to dispose of its European HVAC operations (see GOODWILL IMPAIRMENT CHARGES). These charges consisted of
$18.2 million in fixed asset impairments and $3.5 million in inventory-related charges (recorded in cost of goods sold). The European HVAC operation was subsequently sold in November 2000 (see NOTE 4).

    In January 2000, a decision was made to close the former Zurn corporate office in Dallas, Texas which resulted in the termination of 30 employees. The Company recorded a restructuring charge in fiscal 2000 of $13.1 million relating to this decision, which included severance costs of $1.9 million, lease costs of $9.1 million for a lease expiring November 2007, and write-offs of $2.1 million relating to leasehold improvements and other fixed assets. During fiscal 1999, the Company's Bath & Plumbing segment recorded other non-recurring charges of $4.6 million related to the severance of a senior executive.

DIVERSIFIED

    During fiscal 1999, the Company's expanded its 1998 restructuring plan related to its footwear operations by closing a second domestic manufacturing facility. The closure of the second facility was completed by June 1999, with production being outsourced to offshore vendors. As a result, the Company recorded restructuring charges of $1.7 million primarily for the costs of terminating 110 employees and the write-off of impaired fixed assets. Furthermore, the Company recorded other non-recurring charges for inventory obsolescence totaling $0.9 million, which were recorded in cost of goods sold. The restructuring charges resulting from the closure of the Company's footwear facility were offset somewhat by a $1.0 million reduction in severance reserves that were originally set up in 1998 for the Company's vacuum cleaner and textile operations. Voluntary departures prior to final termination resulted in severance payments that were lower than previously estimated. The Company subsequently sold its footwear, vacuum cleaner and textile operations (see NOTE
4). Also during fiscal 1999, the Company's Diversified segment incurred
$6.1 million in charges and losses related to the closure of an unprofitable window operation.

    The principal components of impairment and restructuring charges recorded for continuing operations are:

                                                           2001       2000       1999
                                                         --------   --------   --------
                                                                 (IN MILLIONS)
Impairment of goodwill.................................   $100.2     $25.5       $ --
Lease obligations and impairment of equipment..........       --      29.6        0.7
Severance and related costs............................       --       5.1         --
                                                          ------     -----       ----
  Total................................................   $100.2     $60.2       $0.7
                                                          ======     =====       ====
Cash charges...........................................   $   --     $16.4       $0.7
Non-cash charges.......................................    100.2      43.8         --
                                                          ------     -----       ----
  Total................................................   $100.2     $60.2       $0.7
                                                          ======     =====       ====

                             U.S. INDUSTRIES, INC.

NOTE 6--IMPAIRMENT, RESTRUCTURING AND OTHER NON-RECURRING CHARGES (CONTINUED) OTHER

    In fiscal 2001, the Company recorded $8.1 million for professional fees associated with the previously planned spin-off of LCA Group and $6.7 million in advisory and other related costs associated with the debt restructuring. The Company recorded charges of $45.1 million in 2001 to reflect the Strategic Notes at their net realizable value. Finally, in 2001, the Company recorded
$17.4 million in deferred transaction costs related to the original sale of Rexair in March 2000 once the business was reacquired in August 2001. In 2000, the Company recorded $0.9 million in charges related to the abandoned sale of the LCA Group. All of these costs, as well as $16.9 million of expenses incurred in 2001 associated with the amendments to the revolving facilities, have been classified as "Other expenses" in the Company's consolidated statements of operations. In 2000, the Company also recorded a $39.3 million gain on the sale of its Diversified businesses (see NOTE 4).

    As of September 30, 2001, the Company has remaining accruals of $7.1 million for restructuring costs. The activity in the restructuring liability accounts by cost category is as follows:

                                                  LEASE AND
                                                  CONTRACT     SEVERANCE
                                                   RELATED    AND RELATED    TOTAL
                                                    COSTS        COSTS       COSTS
                                                  ---------   -----------   --------
                                                            (IN MILLIONS)
Balance at September 30, 1999...................    $ 1.8        $ 4.8       $ 6.6
2000 activity:
  Charges.......................................     11.3          5.1        16.4
  Cash payments.................................     (3.0)        (4.0)       (7.0)
  Reserves of divested businesses...............       --         (1.0)       (1.0)
                                                    -----        -----       -----
Balance at September 30, 2000...................     10.1          4.9        15.0
2001 activity:
  Cash payments.................................     (3.3)        (1.6)       (4.9)
  Reserves of divested businesses...............       --         (3.0)       (3.0)
                                                    -----        -----       -----
Balance at September 30, 2001...................    $ 6.8        $ 0.3       $ 7.1
                                                    =====        =====       =====

                             U.S. INDUSTRIES, INC.

NOTE 6--IMPAIRMENT, RESTRUCTURING AND OTHER NON-RECURRING CHARGES (CONTINUED) Approximately $2.0 million of the reserves are included in the balance sheet caption "Accrued expenses and other current liabilities," while the remaining $5.1 million are recorded in the balance sheet caption "Other liabilities." The Company expects the remaining accruals to be paid with cash over the periods provided by the severance and lease agreements of one and six years, respectively.

NOTE 7--LONG-TERM DEBT

    Long-term debt consisted of the following:

                                                              AT SEPTEMBER 30,
                                                             -------------------
                                                               2001       2000
                                                             --------   --------
                                                                (IN MILLIONS)
7.125% Senior Notes, net...................................  $ 249.1    $ 248.6
7.25% Senior Notes, net....................................    123.9      123.6
Restructured Facilities, Rexair............................    166.2         --
Restructured Facilities, U.S. Industries...................    665.3         --
Five-year revolving credit facility, US dollar.............       --      238.3
Five-year revolving credit facility, foreign currencies....       --      238.5
Commercial paper...........................................       --       97.1
Other short-term borrowings................................       --       56.8
Other long-term debt.......................................     10.3       18.1
                                                             -------    -------
                                                             1,214.8    1,021.0
Less current maturities....................................   (436.5)    (136.5)
                                                             -------    -------
Long-term debt.............................................  $ 778.3    $ 884.5
                                                             =======    =======

    Principal reductions of senior debt and other borrowings for the next five years ended September 30 are as follows:

                                                              (IN MILLIONS)
                                                              -------------
2002........................................................      $436.5
2003........................................................       397.0
2004........................................................       250.9
2005........................................................         1.3
2006........................................................         5.2

    The fiscal 2002 principal reduction amount of $436.5 million presented above reflects the cumulative required senior debt reduction required by the terms of the Restructured Facilities through June 30, 2002 of $450.0 million, less the amount paid (or deposited in cash collateral accounts for the benefit of the holders of the Company's Senior Notes and certain other creditors of the Company) through September 30, 2001. To the extent the remaining principal reduction amount for fiscal 2002 is satisfied through asset sales, the reduction will be effected in part by depositing cash in cash collateral accounts for the benefit of the holders of the Company's Senior Notes (if required) and certain other creditors of the Company. The fiscal 2003 principal reduction amount of $397.0 million presented above (which is primarily comprised of the remaining balance due to the Company's Lenders under its Restructured Facilities in October 2002 and November 2002), assumes that no portion of the reduction

                             U.S. INDUSTRIES, INC.

NOTE 7--LONG-TERM DEBT (CONTINUED)
in fiscal 2002 will be satisfied by deposits to cash collateral accounts. To the extent it is satisfied by deposits to cash collateral accounts, the principal reduction amount for fiscal 2003 will be increased by an amount equal to any deposits into collateral accounts during fiscal 2002. The majority of the deposits in collateral accounts will serve to reduce the required principal payments on the Senior Notes which are due in fiscal 2004 and 2007.

    In October 1998, USI and USI American Holdings, Inc. ("USIAH"), jointly issued $250 million aggregate principal amount of Senior Notes due October 15, 2003, which bear interest at 7.125%, payable semiannually (the "7.125% Notes"). A supplemental indenture was later executed adding USI Global Corporation ("USI Global"), a wholly owned subsidiary of USI, as a co-obligor under the 7.125% Notes. The net cash proceeds were $247.7 million after transaction fees and discounts. On July 9, 1999, the Company exchanged its 7.125% Notes which were not registered under the Securities Act of 1933, for registered 7.125% Notes having substantially the same terms. In anticipation of the security offering, the Company entered into certain interest rate protection agreements in March and April 1998. Due to subsequent market changes, the principal amount and term of the 7.125% Notes that were ultimately sold in the offering varied from those originally anticipated. These interest rate protection agreements were terminated in September 1998 and settled with payments in October 1998 aggregating $22.0 million. The portion of the settlement related to the 7.125% Notes amounted to $10.1 million and is being amortized over the term of the 7.125% Notes, thus increasing the effective interest rate to approximately 8.4%. The remainder of the settlement was expensed in fiscal 1998.

    In fiscal 1997, USIAH issued $125 million aggregate principal amount of Senior Notes due December 1, 2006, which bear interest at 7.25%, payable semiannually (the "7.25% Notes"). The net cash proceeds were $123.0 million after transaction fees and discounts. Supplemental indentures were later executed adding USI and USI Global as co-obligors, with USIAH under the 7.25% Notes.

    The 7.25% Notes and the 7.125% Notes (collectively, the "Senior Notes") are guaranteed by USI Atlantic. The Senior Notes are redeemable at the option of the Company, in whole or in part, at a redemption price equal to the greater of
(i) 100% of the principal amount to be redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the Senior Notes to be redeemed, discounted at a rate based on the yield to maturity of the comparable U.S. Government securities plus a spread (10 basis points for the 7.25% Notes and 50 basis points for the 7.125% Notes) plus, in each case, accrued interest to the date of redemption. The Notes contain restrictions on dividends as well as the purchase of common stock for treasury. The security interests granted to the holders of the Senior Notes as a result of the Restructured Facilities are described below.

    During fiscal 2000 and 2001, the Company had a commercial paper program, supported by its $300 million 364-day credit facility (the "Credit Facility"). The commercial paper program was terminated and the Company began borrowing under the Credit Facility. The Credit Facility was scheduled to expire on October 26, 2001, but was terminated on August 15, 2001 as part of the debt restructuring. The Company also had a five-year revolving line of credit providing for borrowings in both U.S. dollars and foreign currencies, which had original availability of $750 million (the "Credit Agreement"). The Credit Agreement, which was permanently reduced over time to an availability of $500 million, was scheduled to terminate on December 12, 2001. The Credit Facility and Credit Agreement (together, the "Revolving Facilities") were restructured on August 15, 2001 into an

                             U.S. INDUSTRIES, INC.

NOTE 7--LONG-TERM DEBT (CONTINUED)
amended credit facility providing for, among other things, an increase in availability to $830 million and an extension of the final maturity of the debt through November 30, 2002.

    Although the Revolving Facilities were previously unsecured, the lenders of the Revolving Facilities were granted on April 30, 2001 security interests in substantially all of the assets of the Company and its domestic subsidiaries, including shares of the Company's domestic subsidiaries and 65% of the shares of certain of the Company's foreign subsidiaries. As a result of having the Revolving Facilities secured, the Rexair guarantee referred to below became secured with certain assets. In addition, the Company's Senior Notes also became equally and ratably secured with the Revolving Facilities and the Rexair Guaranty with respect to the assets of the Company and its subsidiaries that are subject to the covenant restrictions under the Senior Notes. The covenants contained in the indentures under which the Senior Notes were issued apply to the Company and any domestic subsidiary that is a "significant subsidiary" (within the meaning of rule 1-02(w) of Regulation S-X promulgated under the Securities and Exchange Act of 1934 or any successor provision).

    On August 15, 2001, the Company finalized a comprehensive restructuring of its bank debt and the bank debt of Rexair, which was reacquired from Strategic on the same date (see NOTE 4). The amended facilities (including the Rexair Credit Facility, the "Restructured Facilities") extend the final maturity date of the Company's debt under the Revolving Facilities to November 30, 2002, which coincides with the final maturity of the amended Rexair Credit Facility. The Restructured Facilities provide for an increase in availability under the Credit Agreement from $500 million to $830 million, the termination of the multi-currency borrowing feature under the Credit Agreement, the elimination of the 364-day Credit Facility and scheduled permanent reductions of the Company's senior debt (a combination of the Restructured Facilities, Senior Notes and other defined obligations) during the term of the Restructured Facilities. The required cumulative permanent reductions of the Company's senior debt are scheduled at $75 million, $200 million, $450 million and $600 million for the periods ending December 31, 2001, March 31, 2002, June 30, 2002 and October 15, 2002, respectively, with the remaining balance of the Restructured Facilities due in full on November 30, 2002. The Company expects to satisfy operating liquidity needs through operating cash flow. However, it will have to sell a substantial amount of its assets and restructure or refinance its debt to satisfy the required cumulative permanent reductions.

    On December 21, 2001, the Company obtained a waiver (the "December 2001 Waiver") from its lenders under the Restructured Facilities that permitted the Company to satisfy the remaining balance of the December 31, 2001 $75 million reduction through a permanent reduction of the unfunded commitments under the Restructured Facilities, to the extent not satisfied through cash flow or asset sale proceeds. Under the terms of the waiver, if the Company completes any asset sales between January 1 and February 28 of 2002, the permanent reduction resulting from any such asset sales will be reduced by the amount of the unfunded commitment (approximately $58 million) used to satisfy the December 31, 2001 amortization. The Restructured Facilities mature November 30, 2002.

    The Company entered into an agreement to sell Ames True Temper on December 24, 2001 for approximately $165 million in cash. The sale, which is subject to the completion of financing and other customary closing conditions, is currently expected to close in January 2002. Upon closing, the entire net cash proceeds will be applied to reduce the Company's funded and unfunded senior debt. Approximately $44 million of the proceeds are expected to be deposited into the cash collateral accounts for the benefit of the holders of the Company's Senior Notes and certain other creditors. The

                             U.S. INDUSTRIES, INC.

NOTE 7--LONG-TERM DEBT (CONTINUED)
remainder will be remitted to the Lenders under the Restructured Facilities, and the total facility will be permanently reduced by such amount. As a result of the remittance, the Lenders will concurrently restore the approximate
$58 million of borrowing capacity under the unfunded commitments of the Restructured Facilities (which have been reduced by the terms of the December 2001 Waiver).

    The Company is pursuing the sale of the Strategic Notes together with its equity interest in Strategic at an amount expected to approximate the September 30, 2001 carrying value. Upon closing, the entire net cash proceeds will be applied to reduce the Company's funded and unfunded senior debt. A portion of the proceeds is expected to be deposited into the cash collateral accounts for the benefit of the holders of the Company's Senior Notes and certain other creditors. The remainder will be remitted to the Lenders under the Restructured Facilities, and the total facility will be permanently reduced by such amount.

    The net proceeds from the sale of Ames True Temper and the Strategic Notes are expected to be sufficient to fund the required reductions of the Company's senior debt through March 31, 2002.

    The Restructured Facilities require the Company and Rexair to maintain minimum monthly EBITDA, as defined, comply with maximum monthly capital expenditure limits; maintain minimum availability (as defined) under the Credit Facility of no less than $25 million and comply with other customary affirmative and negative covenants. In addition, the amended Rexair Credit Facility, which provides a term loan of $175 million and availability under a revolver of $20 million, requires that excess cash generated by Rexair be segregated from excess cash generated by the remainder of the Company's operations and used only to reduce the debt outstanding on the Rexair Credit Facility. Rexair's availability under the revolver will be permanently reduced by $5 million on May 31, 2002. In connection with the term loan, Rexair will be required to make payments of $2.2 million each in December 2001 and March 2002 and $4.4 million each in June 2002 and September 2002. Such payments are credited towards the scheduled permanent reductions of the Company's senior debt. The Senior Notes and the Restructured Facilities contain cross-default and cross-acceleration provisions.

    The Restructured Facilities provide for increasing interest rates over the remaining term. The spreads over London Interbank Offered Rate ("LIBOR") was 275 basis points until December 31, 2001, after which the spread increases by 50 basis points each quarter thereafter. The Restructured Facilities also provides for several new fees including an unused commitment fee of 0.50% and a facing fee on all outstanding letters of credit of 0.25% per annum. At the Company's option, up to 0.50% of the interest rate applicable to borrowings may be paid through the issuance of notes.

    The security interests that were granted to the lenders of the Revolving Facilities on April 30, 2001 remain in place under the debt restructuring, as do the arrangements to equally and ratably secure the Rexair Guaranty and to equally and ratably secure the Senior Notes with certain assets. In addition, certain domestic and foreign subsidiaries of the Company that are not subject to the Senior Notes' covenant restrictions have guaranteed the Restructured Facilities. Under the Restructured Facilities, the Company also agreed to provide the lenders with security interests in the shares and assets of certain of the Company's foreign subsidiaries.

    Under the Restructured Facilities, substantially all asset sales proceeds are required to be applied to reduce the Company's funded and unfunded senior debt, on a pro rata basis. The senior debt includes the Senior Notes in those cases when the Company or any subsidiary subject to the Senior Notes' covenants completes an asset sale. Proceeds allocable to the Senior Notes and other defined

                             U.S. INDUSTRIES, INC.

NOTE 7--LONG-TERM DEBT (CONTINUED)
obligations are required to be deposited in cash collateral accounts for the benefit of the relevant holders; any claims of the lenders of the Restructured Facilities to amounts on deposit in the cash collateral accounts are subordinated to the claims of the relevant holders, including the payment in full of the Senior Notes and other obligations. Any reductions of senior debt with asset sale proceeds are credited dollar-for-dollar towards the scheduled permanent reductions. At September 30, 2001, $4.4 million had been deposited in cash collateral accounts for the benefit of the relevant holders.

    At December 31, 2001, excluding all amounts related to the amended Rexair Credit Facility and the giving effect to the approximate $58 million reduction pursuant to the December 2001 waiver, the Company had approximately
$766 million committed under the Restructured Facilities, of which approximately $669 million had been utilized and the balance of $97 million was available. At December 31, 2001, $5.7 million was available for borrowing solely by Rexair under the amended Rexair Credit Facility. These amounts are net of letters of credit outstanding of $15.0 and $13.6 million at December 31, 2001 and September 30, 2001, respectively. In addition, the Company had letters of credit outstanding with other financial institutions totalling $41.4 million as of both December 31, 2001 and September 30, 2001.

    Interest paid was $87.2 million, $84.6 million and $71.4 million for 2001, 2000 and 1999, respectively.

NOTE 8--PENSION AND RETIREMENT PLANS

DOMESTIC BENEFIT ARRANGEMENTS

    The Company and its subsidiaries sponsor a number of non-contributory defined benefit pension plans covering the majority of its United States employees. The benefits under these plans are based primarily on years of credited service and/or compensation as defined under the respective plan provisions. The Company's funding policy is to contribute amounts to the plans sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such additional amounts as the Company may determine to be appropriate from time to time.

    The Company and certain of its subsidiaries also sponsor defined contribution plans. Contributions relating to defined contribution plans are made based upon the respective plans' provisions.

    The Company also provides health care and life insurance benefits to certain groups of retirees with most retirees contributing a portion of its costs.

                             U.S. INDUSTRIES, INC.

NOTE 8--PENSION AND RETIREMENT PLANS (CONTINUED)
    The assumptions and the net periodic pension income for the Company's defined benefit plans, as well as the total contributions charged to pension expense for the defined contribution plans covering employees in the United States are presented below:

                                                                 PENSION BENEFITS                  OTHER BENEFITS
                                                          ------------------------------   ------------------------------
                                                            2001       2000       1999       2001       2000       1999
                                                          --------   --------   --------   --------   --------   --------
Assumptions:
  Discount rate.........................................      7.5%       8.0%      7.5%       7.5%       8.0%       7.5%
  Rate of compensation increases........................      4.5%       4.5%      4.5%        --         --         --
  Expected rate of return on assets.....................      9.5%       9.5%      9.5%        --         --         --

                                                                 PENSION BENEFITS                  OTHER BENEFITS
                                                          ------------------------------   ------------------------------
                                                            2001       2000       1999       2001       2000       1999
                                                          --------   --------   --------   --------   --------   --------
                                                                                   (IN MILLIONS)
Components of net periodic (income) cost:
  Defined benefit plans:
    Service cost........................................   $  9.4     $ 11.5     $12.0       $0.3       $0.5       $0.7
    Interest cost.......................................     20.4       24.5      23.6        2.3        3.2        3.4
    Expected return on plan assets......................    (46.4)     (47.7)    (43.8)        --         --         --
    Prior service cost..................................      1.5        1.5       0.9         --         --         --
    Amortization of unrecognized transition asset.......     (0.1)      (1.1)     (2.4)        --         --         --
    Net actuarial gain..................................     (4.6)      (3.7)     (1.3)      (1.9)      (0.7)      (0.5)
    Curtailments........................................       --      (20.4)      0.5         --         --        0.2
                                                           ------     ------     -----       ----       ----       ----
      Periodic (income) cost of defined benefit plans...    (19.8)     (35.4)    (10.5)       0.7        3.0        3.8
      Net reclassification adjustment for discontinued
        operations......................................      6.7         --      (0.2)        --         --         --
                                                           ------     ------     -----       ----       ----       ----
Net periodic (income) cost:
  Defined benefit plans.................................    (13.1)     (35.4)    (10.7)       0.7        3.0        3.8
  Defined contribution plans............................      1.0        2.0       2.8         --         --         --
                                                           ------     ------     -----       ----       ----       ----
      Net periodic (income) cost........................   $(12.1)    $(33.4)    $(7.9)      $0.7       $3.0       $3.8
                                                           ======     ======     =====       ====       ====       ====

    Included in the fiscal year 2000 curtailment gain of $20.4 million is $19.6 million related to the sale of the Diversified businesses and is included in the statement of operations caption "Gain on sale of businesses."

                             U.S. INDUSTRIES, INC.

NOTE 8--PENSION AND RETIREMENT PLANS (CONTINUED)
    The following table provides a reconciliation of changes in the projected benefit obligation, fair value of plan assets and the funded status of the Company's defined benefit pension and postretirement benefit plans to the amounts recorded in the Company's balance sheet at September 30:

                                                               PENSION BENEFITS       OTHER BENEFITS
                                                              -------------------   -------------------
                                                                2001       2000       2001       2000
                                                              --------   --------   --------   --------
                                                                            (IN MILLIONS)
CHANGE IN PROJECTED BENEFIT OBLIGATION:
  Benefit obligation at beginning of year...................   $261.8    $ 385.9     $ 40.6     $ 49.6
  Service cost..............................................      9.4       11.5        0.3        0.5
  Interest cost.............................................     20.4       24.5        2.3        3.2
  Plan amendments...........................................       --        3.6         --         --
  Actuarial (gains) losses..................................     21.3        0.3       (5.7)       1.0
  Contributions.............................................       --         --         --        0.1
  Curtailments..............................................       --       (8.5)        --         --
  Benefits paid.............................................    (20.2)     (25.1)      (4.3)      (4.6)
  Acquisitions (divestitures)...............................     15.7     (130.4)       1.5       (9.2)
                                                               ------    -------     ------     ------
    Benefit obligation at end of year.......................   $308.4    $ 261.8     $ 34.7     $ 40.6
                                                               ======    =======     ======     ======
CHANGE IN FAIR VALUE OF PLAN ASSETS:
  Fair value of plan assets at beginning of year............   $514.0    $ 599.2     $   --     $   --
  Actual return on plan assets..............................    (54.1)      60.3         --         --
  Contributions.............................................      2.6        6.8        4.3        4.6
  Benefits paid.............................................    (20.2)     (25.1)      (4.3)      (4.6)
  Acquisitions (divestitures)...............................     12.2     (127.2)        --         --
                                                               ------    -------     ------     ------
    Fair value of plan assets at end of year................   $454.5    $ 514.0     $   --     $   --
                                                               ======    =======     ======     ======
FUNDED STATUS OF PLANS:
  Plan assets in excess of (less than) projected benefit
    obligation..............................................   $146.1    $ 252.2     $(34.7)    $(40.6)
  Unrecognized net actuarial losses (gains).................      9.8     (116.4)     (10.0)      (7.1)
  Unrecognized prior service cost...........................     12.1       13.6       (0.2)       0.7
  Unrecognized net transition asset.........................       --       (0.1)        --         --
                                                               ------    -------     ------     ------
    Total recognized........................................   $168.0    $ 149.3     $(44.9)    $(47.0)
                                                               ======    =======     ======     ======
AMOUNTS RECORDED IN THE BALANCE SHEET:
  Prepaid benefits..........................................   $181.1    $ 157.9     $   --     $   --
  Accrued benefits..........................................    (15.1)     (11.8)     (44.9)     (47.0)
  Intangible assets.........................................      0.5        1.3         --         --
  Accumulated other comprehensive income....................      1.5        1.9         --         --
                                                               ------    -------     ------     ------
    Total recognized........................................    168.0      149.3      (44.9)     (47.0)
  Net reclassification adjustment for discontinued
    operations..............................................    (35.1)     (96.9)        --         --
                                                               ------    -------     ------     ------
    Total recorded in the consolidated balance sheet........   $132.9    $  52.4     $(44.9)    $(47.0)
                                                               ======    =======     ======     ======

    The fiscal 2001 continuing operations pension asset of $132.9 million includes approximately $70 million of pension assets classified in discontinued operations in fiscal 2000 relating to pension assets of Ames True Temper for non-active employees that the Company will retain upon the sale of Ames True Temper.

                             U.S. INDUSTRIES, INC.

NOTE 8--PENSION AND RETIREMENT PLANS (CONTINUED)

    The aggregate projected benefit obligation and the aggregate fair value of plan assets, for the plans that have a projected benefit obligation in excess of plan assets, are $29.1 million and $11.7 million, respectively, in 2001 and $51.6 million and $37.4 million, respectively, in 2000.

    The aggregate accumulated benefit obligation and the aggregate fair value of plan assets, for the plans that have an accumulated benefit obligation in excess of plan assets, are $25.6 million and $11.7 million, respectively, in 2001 and $48.8 million and $37.4 million, respectively, in 2000.

    The assets for the Company's U.S. plans are included in a master trust which principally invests in listed stocks and bonds, including common stock of the Company. Included in plan assets were 1,333,100 and 1,253,100 shares of the Company's common stock at September 30, 2001 and 2000, respectively, representing $3.1 million and $12.5 million of the master trust's assets for the same respective periods. During fiscal 2001 and 2000, $0.1 million and $0.2 million, respectively, in dividends were paid to the master trust.

    The weighted average annual assumed rate of increase in the per capita cost of covered benefits (i.e., the health care cost trend rate) for the other postretirement benefit plans was 8.5% for 2001 and is assumed to decrease 0.5% a year to either 5.5% or 5.0% depending on the plan. A one-percentage-point change in the assumed health care cost trend rate would have the following effects at and for the year ended September 30, 2001 (in millions):

Effect of a 1% increase in the health care cost trend rate
  on:
  Service cost plus interest cost...........................   $ 0.2
  Accumulated post-retirement benefit obligation............     2.1

Effect of a 1% decrease in the health care cost trend rate
  on:
  Service cost plus interest cost...........................   $(0.2)
  Accumulated post-retirement benefit obligation............    (1.9)

    Certain of the Company's discontinued operations participate in multi-employer plans, which provide defined benefits to union employees. Contributions relating to multi-employer plans are based on negotiated collective bargaining agreements.

    The tables above and on the previous page set forth the historical components of net periodic pension cost and a reconciliation of the funded status of the pension and other postretirement benefit plans for the employees associated with the Company and is not necessarily indicative of the amounts to be recognized by the Company on a prospective basis.

FOREIGN BENEFIT ARRANGEMENTS

    The Company's foreign defined benefit pension plan cover salaried employees of Spring Ram, which was acquired in July 1999 (see NOTE 4).

                             U.S. INDUSTRIES, INC.

NOTE 8--PENSION AND RETIREMENT PLANS (CONTINUED)
    The assumptions used and the net periodic pension cost for the Company's foreign defined benefit plan is presented below:

                                                                   PENSION BENEFITS
                                                            ------------------------------
                                                              2001       2000       1999
                                                            --------   --------   --------
Assumptions:
Discount rate.............................................    6.25%       6.5%      6.0%
Rate of compensation increase.............................    3.25%      3.75%      4.0%
Expected long-term rate of return on assets...............     7.5%       8.5%      7.0%

                                                                 PENSION BENEFITS
                                                          ------------------------------
                                                            2001       2000       1999
                                                          --------   --------   --------
                                                                  (IN MILLIONS)
Components of net periodic (income) cost:
  Defined benefit plan:
    Service cost........................................   $ 0.5      $ 0.7       $0.1
    Interest cost.......................................     2.1        2.1        0.3
    Expected return on plan assets......................    (3.5)      (2.6)      (0.4)
    Curtailments........................................      --       (0.9)        --
                                                           -----      -----       ----
      Net periodic income...............................   $(0.9)     $(0.7)      $ --
                                                           =====      =====       ====

                             U.S. INDUSTRIES, INC.

NOTE 8--PENSION AND RETIREMENT PLANS (CONTINUED)
    The following table provides a reconciliation of changes in the projected benefit obligation, the fair value of plan assets and the funded status of the Company's foreign defined benefit pension plan with the amounts recognized in the Company's balance sheet as of September 30:

                                                                    PENSION
                                                                   BENEFITS
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                 (IN MILLIONS)
CHANGE IN PROJECTED BENEFIT OBLIGATION:
  Benefit obligation at beginning of year...................   $33.4      $38.0
  Service cost..............................................     0.5        0.7
  Interest cost.............................................     2.1        2.1
  Employee contributions....................................     0.4        0.6
  Foreign currency exchange rate changes....................      --       (4.1)
  Actuarial (gains) losses..................................     3.7       (2.0)
  Settlements/curtailments..................................      --       (0.9)
  Benefits paid.............................................    (1.5)      (1.0)
                                                               -----      -----
    Benefit obligation at end of year.......................   $38.6      $33.4
                                                               =====      =====

CHANGE IN FAIR VALUE OF PLAN ASSETS:
  Fair value of plan assets at beginning of year............   $39.8      $38.5
  Actual return on plan assets..............................    (0.8)       5.1
  Foreign currency exchange rate changes....................      --       (4.2)
  Employer contributions....................................     0.5        0.8
  Employee contributions....................................     0.4        0.6
  Benefits paid.............................................    (1.5)      (1.0)
                                                               -----      -----
    Fair value of plan assets at end of year................   $38.4      $39.8
                                                               =====      =====

FUNDED STATUS OF PLANS:
  Plan assets in excess of (less than) projected benefit
    obligation..............................................   $(0.2)     $ 6.4
  Unrecognized net actuarial (gains) losses.................     5.8       (2.2)
                                                               -----      -----
    Total recognized in the balance sheet...................   $ 5.6      $ 4.2
                                                               =====      =====

AMOUNTS RECORDED IN THE BALANCE SHEET:
  Prepaid benefits..........................................   $ 5.6      $ 4.2
                                                               =====      =====

                             U.S. INDUSTRIES, INC.

NOTE 9--INCOME TAXES

    The Company's income (loss) from continuing operations consisted of the following:

                                                       FOR THE FISCAL YEARS ENDED
                                                             SEPTEMBER 30,
                                                     ------------------------------
                                                       2001       2000       1999
                                                     --------   --------   --------
                                                             (IN MILLIONS)
United States......................................  $(141.9)    $ 69.0     $ 96.1
Foreign............................................    (43.2)     (16.1)      49.3
                                                     -------     ------     ------
                                                     $(185.1)    $ 52.9     $145.4
                                                     =======     ======     ======

    The Company's (benefit) provision for income taxes attributable to income
(loss) from continuing operations consisted of the following:

                                                          FOR THE FISCAL YEARS ENDED
                                                                SEPTEMBER 30,
                                                        ------------------------------
                                                          2001       2000       1999
                                                        --------   --------   --------
                                                                (IN MILLIONS)
Current:
  Federal.............................................   $(11.2)    $(5.4)     $22.7
  State...............................................      3.5       1.8        4.0
  Foreign.............................................      5.0       8.2       16.2
Deferred..............................................     (2.6)      9.6        7.3
                                                         ------     -----      -----
                                                         $ (5.3)    $14.2      $50.2
                                                         ======     =====      =====

    The components of deferred income tax assets and liabilities consisted of the following:

                                                                 AT SEPTEMBER 30,
                                                              ----------------------
                                                                2001          2000
                                                              --------      --------
                                                                  (IN MILLIONS)
Deferred tax assets:
  Accruals and allowances...................................   $37.7         $36.1
  Postretirement benefits...................................     9.7          11.4
  Deductible goodwill.......................................      --           0.9
  Expected benefit from Disposal Plan.......................    75.0            --
                                                               -----         -----
    Gross deferred tax assets...............................   122.4          48.4
  Valuation allowance.......................................   (89.9)           --
                                                               -----         -----
    Total deferred tax assets...............................    32.5          48.4
                                                               -----         -----
Deferred tax liabilities:
  Property, plant and equipment.............................    14.6          14.8
  Inventory.................................................     4.9           6.2
  Net pension assets........................................    14.8          17.3
  Other.....................................................     4.5           2.0
                                                               -----         -----
    Total deferred tax liabilities..........................    38.8          40.3
                                                               -----         -----
    Net deferred tax assets (liabilities)...................   $(6.3)        $ 8.1
                                                               =====         =====

                             U.S. INDUSTRIES, INC.

NOTE 9--INCOME TAXES (CONTINUED)
    The Company has established a valuation allowance principally related to deferred tax assets resulting from the losses recognized in connection with the Disposal Plan, reflecting the uncertainty of the future realization of these assets. The federal income tax returns for fiscal 1995 through 1998 are currently under IRS examination. While the ultimate results of such examination cannot be predicted with certainty, management believes the examination will not have a material adverse impact on the Company's consolidated financial position or results of operations.

    The deferred tax balances have been classified in the balance sheet as follows:

                                                              AT SEPTEMBER 30,
                                                             -------------------
                                                               2001       2000
                                                             --------   --------
                                                                (IN MILLIONS)
Current assets.............................................   $ 11.1     $ 19.0
Current liabilities........................................     (4.9)      (6.2)
                                                              ------     ------
  Net current assets.......................................      6.2       12.8
                                                              ------     ------
Non-current assets.........................................     21.4       29.4
Non-current liabilities....................................    (33.9)     (34.1)
                                                              ------     ------
  Net non-current liabilities..............................    (12.5)      (4.7)
                                                              ------     ------
  Net deferred tax assets (liabilities)....................   $ (6.3)    $  8.1
                                                              ======     ======

    The following is a reconciliation of income taxes at the federal statutory rate of 35% to the (benefit) provision for income taxes attributable to continuing operations:

                                                               FOR THE FISCAL YEARS
                                                                      ENDED
                                                                  SEPTEMBER 30,
                                                          ------------------------------
                                                            2001       2000       1999
                                                          --------   --------   --------
                                                                  (IN MILLIONS)
Federal tax (benefit) provision computed at the
  statutory rate........................................   $(64.8)    $ 18.5     $50.9
Foreign income tax differential.........................      1.3       (1.0)     (2.6)
State income taxes (net of federal benefit).............      2.3        1.2       2.6
Nondeductible goodwill amortization.....................      2.7        3.2       4.3
Nondeductible goodwill impairment charges...............     35.1        7.3        --
Resolution of tax contingencies.........................       --      (20.0)     (6.2)
Non-deductible restructuring charges....................      2.8        4.4        --
Valuation allowance.....................................     14.9         --        --
Other, net..............................................      0.4        0.6       1.2
                                                           ------     ------     -----
                                                           $ (5.3)    $ 14.2     $50.2
                                                           ======     ======     =====

    The Company reduced the fiscal 2000 tax provision by approximately
$20.0 million as certain tax liabilities with respect to foreign subsidiaries, which arose as a result of the spin-off from Hanson PLC in 1995 (the "Spin-off"), were resolved that year. The Company also reduced the fiscal 1999 tax provision by approximately $6.2 million as certain foreign tax and other miscellaneous matters were resolved that year. Other tax liabilities with respect to undistributed earnings of foreign subsidiaries, which arose as a result of the Spin-off, were also resolved in fiscal 1999. These liabilities were originally

                             U.S. INDUSTRIES, INC.

NOTE 9--INCOME TAXES (CONTINUED)
recorded as a direct charge to paid-in capital at the time of the Spin-off. Accordingly, approximately $15.9 million of such tax reserves were no longer required and were credited directly to paid-in capital in fiscal 1999.

    Income taxes paid during fiscal 2001, 2000 and 1999 were $24.1 million, $56.8 million, and $47.3 million, respectively.

NOTE 10--STOCKHOLDERS EQUITY AND STOCK COMPENSATION PLANS

INCENTIVE STOCK PLANS

    The Company maintains stock incentive plans (the "Stock Plans") that provides for the grants of stock options and restricted stock awards to the Company's directors, officers and key employees. As of September 30, 2001, the Company had 7,147,736 shares of common stock reserved for issuance under the Company's Stock Plans. In accordance with the guidelines of the Stock Plans, stock options are granted at an option price equal to the market value of the stock on the date of the grant. Options granted under this plan become exercisable over four years in equal annual installments after the date of grant, provided that the individual is continuously employed by the Company. The Company had authorization under the Stock Option Plan to grant 1,065,195 and 527,393 additional options at September 30, 2001 and 2000, respectively.

    Common stock issued under the Stock Plans is restricted, with vesting periods of seven years from the date of grant (either in thirds--on the third year, fifth year and seventh year--or solely at the end of the seventh year). Although subject to certain restrictions and forfeiture provisions, restricted stock is considered to be issued and outstanding common stock of the Company. Compensation expense (i.e., the market value of the shares at the date of the grant) is recognized over the vesting period. Unamortized compensation expense (unearned restricted stock) is included as a separate component of stockholders' equity. At September 30, 2001 and 2000, the unamortized restricted stock outstanding was 977,660 and 1,091,336 shares, respectively.

ACCOUNTING FOR STOCK-BASED COMPENSATION

    The Company applies Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations in accounting for its stock-based compensation plans. Thus, the Company uses the intrinsic value method to determine the compensation cost for its stock-based awards. The compensation cost that has been charged against income for Stock Plans approximated $2.9 million, $3.3 million and $5.9 million in 2001, 2000 and 1999, respectively. No other compensation costs have been recognized under the Company's stock-based compensation plans. Had compensation cost for awards under its stock-based compensation plans been determined using the fair value method prescribed by SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Company's net income

                             U.S. INDUSTRIES, INC.

NOTE 10--STOCKHOLDERS EQUITY AND STOCK COMPENSATION PLANS (CONTINUED)
(loss) and income (loss) per share would have been reduced to the pro forma amounts presented below:

                                                              2001          2000          1999
                                                            --------      --------      --------
                                                              (IN MILLIONS, EXCEPT PER SHARE)
Net income (loss):
  As reported.........................................      $(524.6)      $  35.6       $ 141.4
  Pro forma...........................................       (526.6)         33.3         138.4

Basic income (loss) per share:
  As reported.........................................      $ (7.09)      $  0.44       $  1.53
  Pro forma...........................................        (7.11)         0.41          1.51

Diluted income (loss) per share:
  As reported.........................................      $ (7.09)      $  0.43       $  1.51
  Pro forma...........................................        (7.11)         0.40          1.48

    These pro forma results are not necessarily indicative of results that may be expected in future disclosures since additional options may be granted and the estimated fair value of the stock options is assumed to be amortized to expense over the vesting periods.

    The fair value of each stock option granted is established on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2001, 2000 and 1999:

    - expected volatility rates of 49% for 2001, 36% for 2000, and 37% for 1999

    - risk-free interest rates of 4.88% for 2001, 6.55% for 2000, and 5.06% for 1999

    - expected option lives of 4 years for all three years

    - expected dividend yield of 2% for 2001, 2% for 2000 and 1% for 1999

    As of September 30, 2001, the weighted average fair values of options granted during 2001, 2000 and 1999 were $2.94, $4.02 and $5.51, respectively.

    A summary of the status of and changes in the Company's stock option plans for the last three years is presented below:

                                                   2001                   2000                   1999
                                           --------------------   --------------------   --------------------
                                                       WEIGHTED               WEIGHTED               WEIGHTED
                                                       AVERAGE                AVERAGE                AVERAGE
                                           NUMBER OF   EXERCISE   NUMBER OF   EXERCISE   NUMBER OF   EXERCISE
                                            OPTIONS     PRICE      OPTIONS     PRICE      OPTIONS     PRICE
                                           ---------   --------   ---------   --------   ---------   --------
Outstanding at beginning of year.........  6,812,418    $13.72    5,921,264    $14.75    4,836,897    $14.07
Granted..................................    240,000      8.04    2,168,125     12.25    1,656,850     16.75
Exercised................................    (30,000)     9.42     (429,104)     9.18     (359,422)    11.33
Canceled/expired.........................   (851,486)    13.33     (847,867)    19.43     (213,061)    20.28
                                           ---------    ------    ---------    ------    ---------    ------
Outstanding at end of year...............  6,170,932    $13.57    6,812,418    $13.72    5,921,264    $14.75
                                           =========    ======    =========    ======    =========    ======
Exercisable at end of year...............  3,965,777    $13.81    3,713,357    $13.50    3,976,611    $13.32
                                           =========    ======    =========    ======    =========    ======

                             U.S. INDUSTRIES, INC.

NOTE 10--STOCKHOLDERS EQUITY AND STOCK COMPENSATION PLANS (CONTINUED)

    The following table summarizes the status of the stock options outstanding and exercisable at September 30, 2001:

                                                    OPTIONS OUTSTANDING
                                           --------------------------------------   OPTIONS EXERCISABLE
                                                          WEIGHTED                  --------------------
                                                           AVERAGE       WEIGHTED               WEIGHTED
                                                          REMAINING      AVERAGE                AVERAGE
                                           NUMBER OF     CONTRACTUAL     EXERCISE   NUMBER OF   EXERCISE
RANGE OF EXERCISE PRICES                    OPTIONS    LIFE (IN YEARS)    PRICE      OPTIONS     PRICE
------------------------                   ---------   ---------------   --------   ---------   --------
$8.00 to $12.97..........................  4,029,397   2.21 years         $11.29    2,431,419    $11.07
$13.20 to $19.41.........................  1,669,799   6.78 years          16.37    1,086,074     16.17
$20.47 to $28.88.........................    471,736   4.25 years          23.15      448,284     22.96
                                           ---------      ----------      ------    ---------    ------
Total....................................  6,170,932   3.60 years         $13.57    3,965,777    $13.81
                                           =========      ==========      ======    =========    ======

NOTE 11--CAPITAL STOCK

COMMON STOCK

    In March 2001, the Company's Board of Directors indefinitely suspended the Company's quarterly payment of dividends on its common stock.

STOCKHOLDER RIGHTS PLAN

    The Company adopted a Stockholder Rights Plan (the "Rights Plan") effective October 15, 1998. Under this Rights Plan, each of the Company's stockholders is issued one right (the "Right") to acquire one-hundredth of a share of the Company's Series A Junior Preferred Stock, having a market value of two times the exercise price for the Rights, for each outstanding share of USI common stock they own.

    Initially, the Rights trade with the common stock of the Company and are not exercisable. The Rights will separate from the common stock and only become exercisable when a single person or company acquires or makes an offer to acquire 15% or more of the Company's outstanding common stock. Upon exercise of the Right, the economic and voting terms of the Preferred Stock acquired by the stockholders will be equivalent to those possessed when they held shares of the Company's common stock. The Rights will expire on October 15, 2008 or 90 days following the date the Rights become exercisable, whichever is earlier.

TREASURY STOCK

    During October 1999, the Company entered into equity instrument contracts to purchase 2.8 million shares of its common stock. These contracts were settled during 2001 for $43.1 million. During 1999 and 2000, the Company's Board of Directors authorized share repurchase programs aggregating $350 million. As of September 30, 2001, the Company had repurchased $331.8 million of its common stock for treasury under these programs, of which $43.1 million, $99.2 million and $189.5 million was purchased in 2001, 2000, and 1999, respectively. During June 2000, in a separate transaction authorized and undertaken outside the existing share repurchase program, the Company repurchased all of its common stock held by the former owners of Spear & Jackson for $44.2 million.

                             U.S. INDUSTRIES, INC.

NOTE 11--CAPITAL STOCK (CONTINUED)
The repurchase program has been suspended indefinitely, as the Restructured Credit Agreement entered into on August 15, 2001 (see NOTE 7) contains a restriction on the purchase of the Company's common stock.

NOTE 12--COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

    The table below shows the Company's future minimum lease payments due under non-cancelable leases as of September 30, 2001. These minimum lease payments (presented in millions) do not include facility leases that were accrued as restructuring costs (see NOTE 6).

2002........................................................   $13.9
2003........................................................    10.5
2004........................................................     8.0
2005........................................................     6.6
2006........................................................     5.8
Thereafter..................................................     4.6
                                                               -----
Total minimum lease payments................................   $49.4
                                                               =====

    Rent expense, including equipment rental, was approximately $13.3 million, $15.9 million and $22.4 million in 2001, 2000 and 1999, respectively.

LITIGATION

    The Company is subject to a wide range of environmental protection laws. The Company has remedial and investigatory activities underway at approximately 46 sites. In addition, the Company has been named as a Potentially Responsible Party ("PRP") at 17 "superfund" sites pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 or comparable statutes.

    It is often difficult to estimate the future impact of environmental matters, including potential liabilities. The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. This practice is followed whether the claims are asserted or unasserted. Reserves for estimated losses from environmental remediation are, depending on the site, based primarily upon internal or third party environmental studies, and estimates as to the number, participation level and financial viability of any other PRP's, the extent of contamination and the nature of required remedial actions. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present fair value. Recoveries of environmental remediation costs from other parties are recognized as assets when their receipt is deemed probable. Management expects that the amount reserved will be paid out over the periods of remediation for the applicable sites which range up to 30 years and that such reserves are adequate based on all current data. Each of the sites in question is at various stages of investigation or remediation; however, no information currently available reasonably suggests that projected expenditures associated with remedial action or compliance with environmental

                             U.S. INDUSTRIES, INC.

NOTE 12--COMMITMENTS AND CONTINGENCIES (CONTINUED) laws for any single site or for all sites in the aggregate, will have a material adverse affect on the Company's financial condition, results of operations or cash flows.

    At September 30, 2001, the Company had accrued approximately $11.2 million ($1.3 million accrued as current liabilities; $9.9 million as non-current liabilities) for various environmental related liabilities of which the Company is aware. The Company believes that the range of liability for such matters is between approximately $6.1 million and $16.7 million.

    In June 1998, the Company acquired Zurn Industries, Inc. ("Zurn"). Zurn is a wholly-owned subsidiary of the Company. Zurn, along with many other companies, is a codefendant in numerous asbestos related lawsuits pending in the United States. Plaintiffs claims against Zurn allege personal injuries allegedly caused by exposure to asbestos used in industrial boilers formerly manufactured by Zurn. As reported by numerous other asbestos defendants, there has been a significant increase in the number of asbestos suits filed over the past several years. Zurn has also experienced an increase in the number of suits filed against it in the last fiscal year. As of September 30, 2001, the number of asbestos claims pending against Zurn was approximately 52,000.

    Since Zurn received its first asbestos claim in the 1980's, Zurn has settled or otherwise disposed of approximately 35,000 asbestos claims. Zurn's insurers have paid all settlement costs relating to these claims in an aggregate amount that has not eroded the available insurance coverage by a material amount. Defense costs are currently being paid by Zurn's insurers without eroding the coverage amounts of its insurance policies.

    Zurn estimates that its potential liability for asbestos claims pending against it and for claims estimated to be filed over a 10 year period (i.e., through 2011) is approximately $107 million. This estimate is based on its view of the current and anticipated number of asbestos claims, the timing and amounts of asbestos payments and the status of ongoing litigation, defense strategies and settlement initiatives. However, there are inherent uncertainties involved in estimating both the number of future asbestos claims as well as future settlement costs, and the actual liability could exceed Zurn's estimate due to changes in facts and circumstances after the date of the estimate. Further, while there is presently no reasonable basis for estimating Zurn's asbestos liability beyond 2011, such liability may continue beyond 2011, and such liability could be substantial.

    Zurn's available insurance to cover its potential asbestos liability is between approximately $318 million and $380 million. Zurn believes, based on its experience in defending the claims and the amount of insurance coverage available, that it has sufficient insurance to cover the pending and reasonably estimable future claims. This conclusion was reached after considering the insurance payments made to date by Zurn's insurance carriers, existing insurance policies, and the advice of insurance coverage counsel with respect to applicable insurance coverage law relating to the terms and conditions of those policies. After review of the foregoing with Zurn and its consultants, the Company believes that the resolution of Zurn's pending and reasonably estimable asbestos claims will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

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

                             U.S. INDUSTRIES, INC.

NOTE 13--SEGMENT INFORMATION

    The Company currently operates in one reportable segment--Bath & Plumbing. Bath & Plumbing manufacturers whirlpools, spas, faucets, chinaware, bathtubs, showertub enclosures, bath accessories, plumbing fittings, other behind the wall plumbing products and vacuum cleaners. Prior to March 2000 (see NOTE 4), the Company also operated a wide range of businesses through its Diversified segment. These businesses manufactured automotive interiors, precision-engineered products for the automotive, jet aviation and electronics industries and various other consumer products. The Company's products are primarily sold to the home improvement and home construction markets through mass merchandisers, hardware stores, home centers, distributors, wholesalers and other outlets.

    The financial information of the segments is regularly evaluated by the corporate operating executives in determining resource allocation and assessing performance and is periodically reviewed by the Company's Board of Directors. The Company's senior management evaluates the performance of each business segment based on its operating results and, other than general corporate expenses, allocates specific corporate overhead to each segment. Accounting policies for the segments are the same as those for the Company (see NOTE 3).

    The following is a summary of the significant accounts and balances by segment, reconciled to the consolidated totals.

                                      BATH &                              CONSOLIDATED
                                     PLUMBING   DIVERSIFIED   CORPORATE      TOTAL
                                     --------   -----------   ---------   ------------
                                                     (IN MILLIONS)
NET SALES
  2001.............................  $1,107.1     $   --      $     --      $1,107.1
  2000.............................   1,309.6      415.3            --       1,724.9
  1999.............................   1,267.5      861.7            --       2,129.2

TOTAL OPERATING INCOME (LOSS)(1)
  2001.............................  $    0.2     $   --      $  (23.1)     $  (22.9)
  2000.............................      62.2       35.7         (14.1)         83.8
  1999.............................     135.6       87.7         (16.0)        207.3

CAPITAL EXPENDITURES
  2001.............................  $   22.6     $   --      $    0.3      $   22.9
  2000.............................      20.4       12.7            --          33.1
  1999.............................      33.2       25.2           0.2          58.6

DEPRECIATION AND AMORTIZATION
  2001.............................  $   34.8     $   --      $    3.1      $   37.9
  2000.............................      34.1       12.5           1.4          48.0
  1999.............................      28.3       24.8           3.9          57.0

ASSETS(2)
  2001.............................  $1,021.0     $   --      $  755.6      $1,776.6
  2000.............................   1,065.1         --       1,184.8       2,249.9
  1999.............................   1,221.4      620.6         923.0       2,765.0

------------------------

(1) Operating income (loss) for the Bath & Plumbing segment includes restructuring, impairment and other non-recurring charges of $105.0 million, $79.7 million and $4.6 million in fiscal 2001, 2000

                             U.S. INDUSTRIES, INC.

NOTE 13--SEGMENT INFORMATION (CONTINUED) and 1999, respectively (see NOTE 6). Operating income (loss) for the Diversified segment included $12.5 million of restructuring, impairment and other non-recurring charges.

(2) Corporate assets include net assets held for sale of $491.6 million, $941.6 million, and $891.7 million for fiscal 2001, 2000 and 1999, respectively

    Aside from the operating income (loss) amounts noted above, the Company's income from continuing operations includes interest income and expense, equity earnings or losses in investees, other income and expense items and income taxes, none of which are included in the Company's measurement of segment operating profit. Corporate assets consist primarily of real property, net assets held for sale, cash and cash equivalents and other investments.

    The Company's operations are principally located in North America and Europe and to a lesser extent, in other regions of the world. The Company's country of domicile is the United States. Export sales represented 4%, 9% and 13% of the Company's total net sales for fiscal years 2001, 2000 and 1999, respectively. Principal international markets served include Europe, South America, Canada and Asia.

    The following table presents summarized financial information by geographic area:

                                                   2001       2000       1999
                                                 --------   --------   --------
                                                         (IN MILLIONS)
NET SALES
United States..................................  $  807.6   $1,266.6   $1,734.1
Foreign........................................     299.5      458.3      395.1
                                                 --------   --------   --------
  Total net sales..............................  $1,107.1   $1,724.9   $2,129.2
                                                 ========   ========   ========

OPERATING INCOME (LOSS)(1)
United States..................................  $    5.4   $   56.9   $  164.1
Foreign........................................     (28.3)      26.9       43.2
                                                 --------   --------   --------
  Total operating income.......................  $  (22.9)  $   83.8   $  207.3
                                                 ========   ========   ========

LONG-LIVED ASSETS
United States..................................  $  357.3   $  323.7   $  569.9
Foreign........................................     103.6      169.2      236.9
                                                 --------   --------   --------
  Total long-lived assets......................  $  460.9   $  492.9   $  806.8
                                                 ========   ========   ========

------------------------

(1) Operating loss for the year ended September 30, 2001 included goodwill impairment charges of $100.2 million and other related costs of $4.8 million. Of these charges, $44.2 million and $60.8 million relate to operating income of the United States and foreign locations, respectively. Operating income for the year ended September 30, 2000 included goodwill impairment and restructuring charges of $60.2 million and other related costs of $19.5 million. Of these charges, $34.0 million and $45.7 million relate to operating income of the United States and foreign locations, respectively. Operating income for the year ended September 30, 1999 included restructuring charges of $0.7 million and impairment and restructuring related costs of

                             U.S. INDUSTRIES, INC.

NOTE 13--SEGMENT INFORMATION (CONTINUED)
    $17.1 million. Of these charges, $12.3 million and $5.5 million relate to operating income of the United States and foreign locations, respectively.

NOTE 14--QUARTERLY FINANCIAL DATA (UNAUDITED)

    Summarized quarterly financial information for the fiscal years ended September 30, 2001 and 2000 is as follows (in millions, except per share amounts):

                                                       2001                                        2000
                                     -----------------------------------------   -----------------------------------------
                                     DEC. 31    MARCH 31   JUNE 30    SEPT. 30   DEC. 31    MARCH 31   JUNE 30    SEPT. 30
                                     --------   --------   --------   --------   --------   --------   --------   --------
2001
Net sales..........................   $251.8     $266.5     $308.1     $280.7     $482.2     $536.3     $372.5     $333.9
Gross profit.......................     70.3       78.5       94.4       80.8      134.0      144.5      113.4       82.2
Income (loss) from continuing
  operations.......................     (3.6)      (1.1)    (115.0)     (60.1)       9.1       19.3       21.2      (10.9)
Income (loss) before cumulative
  effect...........................     (3.5)       0.6     (243.4)    (277.6)      19.9       34.5       35.6      (54.4)
Net income (loss)..................     (4.2)       0.6     (243.4)    (277.6)      19.9       34.5       35.6      (54.4)

Income (loss) per basic common
  share:
Continuing operations..............   $(0.05)    $(0.01)    $(1.57)    $(0.82)    $ 0.11     $ 0.23     $ 0.26     $(0.14)
Income (loss) before cumulative
  effect...........................    (0.05)      0.01      (3.32)     (3.79)      0.23       0.41       0.44      (0.72)
Net income (loss)..................    (0.06)      0.01      (3.32)     (3.79)      0.23       0.41       0.44      (0.72)

Income (loss) per diluted common
  share:
Continuing operations..............   $(0.05)    $(0.01)    $(1.57)    $(0.82)    $ 0.11     $ 0.22     $ 0.26     $(0.14)
Income (loss) before cumulative
  effect...........................    (0.05)      0.01      (3.32)     (3.79)      0.23       0.40       0.44      (0.72)
Net income (loss)..................    (0.06)      0.01      (3.32)     (3.79)      0.23       0.40       0.44      (0.72)

    The above quarterly financial information has been restated to reflect the reclassification of discontinued operations (see NOTE 5), the retroactive adoption of SAB No. 101 on October 1, 2000 (see NOTE 3) and the adoption of EITF No. 00-10 (see NOTE 3).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information concerning our executive officers is set forth in Item 1 of this Annual Report on Form 10-K under the caption "Executive Officers."

    Information with respect to our directors is incorporated herein by reference to the information "Election of Directors" in the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 2002 Annual Meeting of Stockholders to be held on March 21, 2002 (the "Proxy Statement").

    Information required by Item 405 of Regulation S-K is incorporated herein by reference to "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement for our 2002 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

    Information with respect to executive compensation is incorporated herein by reference to the information under the caption "Executive Officer Compensation" in the Proxy Statement for the Company's 2002 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the information under the caption "Ownership of Common Stock" in the Proxy Statement for the Company's 2002 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) The following documents are filed as a part of this report:

       1.  The financial statements listed in Item 8.

       2.  The financial statement schedule consists of the following:

           II. Valuation and Qualifying Accounts

       3.  The exhibits listed in the "Index to Exhibits."

    (b) Reports on Form 8-K.

        No reports on Form 8-K were filed during the year ended September 30, 2001 except those disclosed in the Company's fiscal 2001 Quarterly Reports on Form 10-Q.

    (c) Exhibits

                               INDEX TO EXHIBITS

                                                                                      SEQUENTIALLY
       EXHIBIT                                                                          NUMBERED
       NUMBER                                     EXHIBIT                                 PAGE
---------------------   ------------------------------------------------------------  ------------
 3.1(a)                 Form of Amended and Restated Certificate of Incorporation
                        (filed as part of the Company's Registration Statement No.
                        333-47101 on Form S-4 (the "1998 S-4"), as Appendix B-1 to
                        the Joint Proxy Statement/Prospectus (the "Merger Proxy")
                        included therein).*

 3.1(b)                 Form of Certificate of Designations of Series A Junior
                        Preferred Stock (filed as Exhibit (c) within the Rights
                        Agreement filed as Exhibit (4) to the Company's Report on Form 8-K dated October 15, 1998.*

 3.2                    Amended and Restated By-laws of the Company (filed as
                        Exhibit 3(ii) to the Form 10-Q filed Feb 18, 1999)*

 4.1 Specimen form of certificate representing shares of common stock of USI (filed as Exhibit 4.1 to the Form 10)*

 4.2(a)                 Indenture, dated as of December 12, 1996 (the "1996
                        Indenture"), among USI American Holdings, Inc. ("USIAH"),
                        USI Atlantic (then known as U.S. Industries, Inc.) and PNC
                        Bank National Association, as Trustee ("PNC") (filed as
                        Exhibit 4.1 to the Company's Registration Statement
                        No. 333-2083 on Form S-4 (the "1997 S-4"))*

 4.2(b)                 First Supplemental Indenture to the 1996 Indenture, dated as of June 11, 1998, among USI, USIAH, USI Atlantic and PNC
                        (filed as Exhibit 4.3 to the Form 10K filed December 15,
                        1998 (the "1998 10-K"))*

 4.2(c)                 Second Supplemental Indenture to the 1996 Indenture, dated as of April 30, 1999, among the Company, USI Global Corp.,
                        USI American Holding, Inc., USI Atlantic Corp. and the The
                        Chase Manhattan Bank as successor Trustee (filed as Exhibit
                        4.1 (b) to the Form 10-Q filed May 18, 1999)*

 4.2(d)                 Third Supplemental Indenture to the 1996 Indenture, dated as of March 27, 2001, by and among U.S. Industries, Inc., USI
                        American Holdings, Inc., USI Global Corp., USI Atlantic
                        Corp. and The Chase Manhattan Bank (filed as Exhibit 4.2 to the Form 10-Q filed May 15, 2001)*

 4.3(a)                 Indenture, dated as of October 27, 1998 (the "1998
                        Indenture), among USI, USIAH, USI Atlantic and the First
                        National Bank of Chicago, as Trustee (filed as Exhibit 4.4 to the 1998 10-K)*

 4.3(b)                 First Supplemental Indenture to the 1998 Indenture, dated as of April 30, 1999, by and among the Company, USI Global
                        Corp., USI American Holdings, Inc., USI Atlantic Corp. and
                        The First National Bank of Chicago (filed as Exhibit 4.1(a)
                        to the Form 10-Q filed May 18, 1999)*

 4.3(c)                 Second Supplemental Indenture to the 1998 Indenture, dated as of March 27, 2001, by and among U.S. Industries, Inc.,
                        USI American Holdings, Inc., USI Global Corp., USI Atlantic
                        Corp. and Bank One Trust Company, N.A., as successor Trustee
                        (filed as Exhibit 4.1 to the Form 10-Q filed May 15, 2001)*

                                                                                      SEQUENTIALLY
       EXHIBIT                                                                          NUMBERED
       NUMBER                                     EXHIBIT                                 PAGE
---------------------   ------------------------------------------------------------  ------------
10.1                    Subscription Agreement, dated May 31, 1995, between Hanson
                        PLC and USI Atlantic (filed as Exhibit 10.10 to the 1995
                        10-K)*

10.2                    Tax Sharing and Indemnification Agreement, dated May 30,
                        1995, among HM Anglo-American Ltd., HM Holdings, Inc.,
                        Endicott Johnson Corporation, Kidde Industries, Inc., HMB
                        Holdings Inc., Kaiser Cement Corporation, Spartus
                        Corporation, USI Atlantic and USIAH (Filed as Exhibit 10.14
                        to the 1995 10-K)*

10.3                    Tax Sharing and Indemnification Agreement, dated May 30,
                        1995, among HM Anglo-American Ltd., Quantum Chemical
                        Corporation, Endicott Johnson Corporation, Spartus
                        Corporation, USI Atlantic and USIAH (Filed as Exhibit 10.15
                        to the 1995 10-K)*

10.4                    Amended and Restated Securities Purchase Agreement, dated as of March 24, 2000, by and among U.S. Industries, Inc., JUSI
                        Holdings, Inc., Strategic Industries, LLC and Automotive
                        Interior Products LLC (filed as Exhibit 10.1 to the
                        Company's Report on Form 8-K filed April 10, 2000)*

10.5 Indemnification Agreement, dated as of March 24, 2000, by and among Strategic Industries, LLC, U.S. Industries, Inc.
                        and JUSI Holdings, Inc. (filed as Exhibit 10.2 to the
                        Company's Report on Form 8-K filed April 10, 2000)*

10.6                    Amended and Restated Subscription Agreement, dated as of
                        March 24, 2000, by and among U.S. Industries, Inc., JUSI
                        Holdings, Inc., Strategic Industries, LLC, Strategic
                        Industries, Inc. and Automotive Interior Products LLC (filed as Exhibit 10.3 to the Company's Report on Form 8-K filed
                        April 10, 2000)*

10.7                    Rexair Indemnification Agreement, dated as of March 24,
                        2000, by and among U.S. Industries, Inc., JUSI Holdings,
                        Inc., Strategic Industries, LLC and Strategic Industries,
                        Inc. (filed as Exhibit 10.4 to the Company's Report on Form
                        8-K filed April 10, 2000)*

10.8                    Amendment and Waiver dated as of February 16, 2001, by and among U.S. Industries, Inc., USI Global Corp., USI American
                        Holdings, Inc., USI Atlantic Corp., Bank of America
                        Securities, LLC, Bank of America Securities, LLC, Bank of
                        America, N.A. and the several banks, financial institutions and other institutional lenders named therein (filed as
                        Exhibit 10.1 to the Company's Report on Form 10-Q filed May
                        15, 2001)*

10.9                    Amendment dated as of February 15, 2001, by and among U.S.
                        Industries, Inc., USI Global Corp., USI American Holdings,
                        Inc., USI Atlantic Corp. and Bank of America, N.A. (filed as
                        Exhibit 10.2 to the Company's Report on Form 10-Q filed May
                        15, 2001)*

10.10                   Waiver dated as of February 15, 2001, by and among
                        Industries, Inc., USI Global Corp., USI American Holdings,
                        Inc., USI Atlantic Corp. and Bank of America, N.A. (filed as
                        Exhibit 10.3 to the Company's Report on Form 10-Q filed May
                        15, 2001)*

                                                                                      SEQUENTIALLY
       EXHIBIT                                                                          NUMBERED
       NUMBER                                     EXHIBIT                                 PAGE
---------------------   ------------------------------------------------------------  ------------
10.11                   Forbearance and Waiver Agreement, dated as of March 21,
                        2001, by and among U.S. Industries, Inc., USI Global Corp., the Secured Creditors (as defined therein), Rexair, Inc.,
                        and Strategic Industries, Inc. (filed as Exhibit 10.4 to the
                        Company's Report on Form 10-Q filed May 15, 2001)*

10.12                   Stock Purchase Agreement dated as of March 26, 2001, by and among JUSI Holdings, Inc., USI Global Corp., Strategic
                        Industries, LLC ("SILLC"), Rexair Holdings, Inc. (f/k/a
                        Strategic Industries, Inc. and prior thereto as Rexair
                        Holdings, Inc.), Rexair, Inc., Strategic Finance Company,
                        SILLC Holdings, LLC, Atech Turbine Components, Inc., Bearing
                        Inspection Holdings, Inc., Biltbest Products, Inc.,
                        Carisbrook Industries, Inc., EJ Footwear LLC, Garden State
                        Tanning, Inc., Huron, Inc., Leon Plastics, Inc., SCF
                        Industries, Inc., Citicorp Mezzanine III, L.P. and Court
                        Square Capital LTD (filed as Exhibit 10.5 to the Company's
                        Report on Form 10-Q filed May 15, 2001)*

10.13                   Amendment, Restatement, General Provisions and Intercreditor
                        Agreement dated as of August 15, 2001 by and among U.S.
                        Industries, Inc., USI Global Corp., USI American Holdings,
                        Inc., USI Atlantic Corp., Rexair Holdings, Inc., Wilmington
                        Trust Company, the Individual named as the Individual
                        Trustee, Bank of America, N.A. and the several banks,
                        financial institutions and other institutional lenders named therein (filed as Exhibit 10.2 to the Company's Report on
                        Form 10-Q filed August 17, 2001)*

10.14(a) Collateral Trust Agreement, dated as of April 30, 2001, by and among U.S. Industries, Inc., USI Global Corp., USI
                        American Holdings, Inc., USI Atlantic Corp., Wilmington
                        Trust Company and the Individual named as the Individual
                        Trustee (filed as Exhibit 10.6 to the Company's Report on
                        Form 10-Q filed May 15, 2001)*

10.14(b)                Amended and Restated Collateral Trust Agreement, dated as of
                        August 15, 2001, by and among U.S. Industries, Inc., USI
                        Global Corp., USI American Holdings, Inc., USI Atlantic
                        Corp., Wilmington Trust Company and the Individual named as the Individual Trustee (filed as Exhibit 10.3 to the
                        Company's Report on Form 10-Q filed August 17, 2001)*

10.14(c) Pledge and Security Agreement, dated as of April 30, 2001, by and among U.S. Industries, Inc., USI Global Corp., USI
                        American Holdings, Inc., USI Atlantic Corp., Wilmington
                        Trust Company and the Individual named as the Individual
                        Trustee (filed as Exhibit 10.7 to the Company's Report on
                        Form 10-Q filed May 15, 2001)*

10.14(d)                Amended and Restated Pledge and Security Agreement, dated as of August 15, 2001, by and among U.S. Industries, Inc., USI
                        Global Corp., USI American Holdings, Inc., USI Atlantic
                        Corp., Wilmington Trust Company and the Individual named as the Individual Trustee (filed as Exhibit 10.4 to the
                        Company's Report on Form 10-Q filed August 17, 2001)*

10.14(e)                Security Agreement Supplement to the Amended and Restated
                        Collateral Trust Agreement and Amended and Restated Pledge
                        and Security Agreement, all dated as of August 15, 2001
                        (filed as Exhibit 10.5 to the Company's Report on Form 10-Q filed August 17, 2001)*

                                                                                      SEQUENTIALLY
       EXHIBIT                                                                          NUMBERED
       NUMBER                                     EXHIBIT                                 PAGE
---------------------   ------------------------------------------------------------  ------------
10.15                   Form of Non-shared Guaranty dated as of August 15, 2001 from the Guarantors referred to therein, in favor of the Secured
                        Parties referred to therein (filed as Exhibit 10.6 to the
                        Company's Report on Form 10-Q filed August 17, 2001)*

10.16(a)                Employment Agreement dated February 22, 1995 between the
                        Company and David H. Clarke (filed as Exhibit 10.9 to the
                        Form 10)*

10.16(b)                First Amendment, dated June 12, 1995, to the Employment
                        Agreement dated February 22, 1995 between the Company and
                        David H. Clarke (filed as Exhibit 10.19(b) to the 1995
                        10-K)*

10.17                   Employment Agreement dated June 1, 1997 between the Company and John F. Bendik (filed as Exhibit 10.6 to the 1998 10-K)*

10.18(a)                Employment Agreement dated February 22, 1995 between the
                        Company and George H. MacLean (filed as Exhibit 10.8(a) to the 1997 10-K)*

10.18(b)                First Amendment, dated June 12, 1995, to the Employment
                        Agreement dated February 22, 1995 between the Company and
                        George H. MacLean (filed as Exhibit 10.8(b) to the 1997
                        10-K)*

10.19                   Restated Employment Agreement dated June 17, 1998 between
                        the Company and Dorothy E. Sander (filed as Exhibit 10.8 to the 1998 10-K)*

10.20                   Employment Agreement by and between the Company and Allan D.
                        Weingarten, dated as of January 23, 2001 (filed as Exhibit
                        10.8 to the Company's 10-Q filed May 15, 2001)*

10.21                   Employment Agreement by and between the Company and
                        Francisco V. Punal, dated as of December 15, 2000 (filed as
                        Exhibit 10.9 to the Company's 10-Q filed May 15, 2001)*

10.22                   Letter Agreement dated July 23, 2001 by and between the
                        Company and James O'Leary amending the Restated Employment
                        Agreement dated September 1, 1999 (filed as Exhibit 10.1 to the Form 10-Q filed August 17, 2001)*

10.23                   Amended U.S. Industries, Inc. Stock Option Plan, as restated
                        June 11, 1998 (filed as Exhibit 10.9 to the 1998 10-K)*

10.24                   U.S. Industries, Inc. Supplemental Retirement Plan (filed as
                        Exhibit 10.14 to the Form 10)*

10.25                   U. S. Industries, Inc. Restricted Stock Plan, as restated
                        June 11, 1998 (filed as Exhibit 10.11 to the 1998 10K)*

10.26                   U.S. Industries, Inc. Long-Term Incentive Plan (filed as
                        Exhibit 10.15 to the Form 10)*

10.27                   Credit Agreement, dated December 12, 1996, as amended
                        through June 11, 1998 (the "Credit Agreement"), among USIAH,
                        USI Atlantic, USI and Bank of America National Trust and
                        Savings Association, as Agent, and BA Securities, Inc., as
                        Arranger (filed as Exhibit 10.2 to the Report on Form 8-K
                        filed on June 12, 1998)*

                                                                                      SEQUENTIALLY
       EXHIBIT                                                                          NUMBERED
       NUMBER                                     EXHIBIT                                 PAGE
---------------------   ------------------------------------------------------------  ------------
10.28                   First Amendment and Consent, dated as of April 22, 1999,
                        among the Company, USI American Holdings, Inc., USI Atlantic
                        Corp., USI Global Corp., Various Banks named therein, Bank of America National Trust and Savings Association, as
                        Issuing Bank, Swingline Bank and Agent, and BA Securities,
                        Inc. as Arranger (filed as Exhibit 10.1 to the Form 10-Q
                        filed May 18, 1999)*

10.29                   Agreement and Plan of Merger, dated February 16, 1998, among
                        USI, USI Atlantic, Zurn Industries, Inc. and certain other parties named therein (filed as Exhibit A-1 to the Merger
                        Proxy)*

10.30                   Rights Agreement dated as of October 15, 1998 between the
                        Company and the Chase Manhattan Bank, as Rights Agent (filed as Exhibit (4) to the Company's Report on Form 8-K dated
                        October 15, 1998)*

10.31                   Employment Agreement, dated January 2, 2001 between the
                        Company and Alan Schutzman

10.32                   First Amendment, dated September 11, 2001, to the Employment
                        Agreement dated January 2, 2001 between the Company and Alan
                        Schutzman

10.33                   Stock and Asset Purchase Agreement dated as of December 21,
                        2001, by and among JUSI Holdings, Inc., Spear & Jackson Plc,
                        USI Global Corp., USI Canada Inc., U.S. Industries, Inc. and
                        Att Acquisition Co.

10.34(a)                Employment Agreement, March 31, 2000, of Steven C. Barre
                        (Filed as Exhibit 10.12(a) to the 2000 10-k)*

10.34(b)                Letter Agreement, dated November 3, 2000 between the Company and Steven C. Barre (Filed as Exhibit 10.12(b) to the
                        2001 10-K)*

10.34(c)                First Amendment, dated September 11, 2001, to the Employment
                        Agreement dated March 31, 2001 between the Company and
                        Steven C. Barre

10.35                   Waiver and Consent dated as of January 7, 2002, by and among
                        U.S. Industries, Inc., USI Global Corp., USI American
                        Holdings, Inc. USI Atlantic Corp, Rexair Holdings, Inc.,
                        Wilmington Trust Company, the Individual named as the
                        Individual Trustee, Bank of America, N.A., and the several banks, financial institutions and other institutional
                        lenders named therein.

10.36                   Waiver and Consent dated as of December 21, 2001, by and
                        among U.S. Industries, Inc., USI Global Corp., USI American
                        Holdings, Inc. USI Atlantic Corp, Rexair Holdings, Inc.,
                        Wilmington Trust Company, the Individual named as the
                        Individual Trustee, Bank of America, N.A., and the several banks, financial institutions and other institutional
                        lenders named therein.

21.1                    Subsidiaries of U.S. Industries, Inc.

23.1                    Consent of Ernst & Young LLP

25.0                    Separate Company Financial Statemnets.

    (D)  Financial Statement Schedules

    As described elsewhere herein, the Company has pledged the shares of its domestic subsidiaries and 65% of the shares of certain of its foreign subsidiaries to the lenders under its Restructured Facilities. As a result of these pledges, the Company's Senior Notes became equally and ratably secured with respect to the subsidiaries of the Company that are subject to the covenant restrictions under the Senior Notes. The Company's legal structure utilities subsidiary holding companies at various levels to hold the shares of its operating subsidiaries. The financial statements of four of the Company's subsidiary holding companies are presented separately, as each such entity constitutes a "substantial portion" of the collateral (within the meaning of Rule 3.16 of the Securities and Exchange Commission) for the Company's 7.125% and 7.25% Senior Notes. Accordingly, the financial statements of USI Atlantic Corp., USI American Holdings Corp., USI Global Corporation and JUSI Holdings, Inc. are included herein.

------------------------

*   Incorporated by reference

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of January, 2002.

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

                      SIGNATURE                                            TITLE
                      ---------                                            -----
                 /s/ DAVID H. CLARKE                   Chairman of the Board and Chief Executive
     -------------------------------------------         Officer
                   David H. Clarke                       (Principal Executive Officer)

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

                /s/ SIR HARRY SOLOMON
     -------------------------------------------       Director
                  Sir Harry Solomon

                /s/ ROYALL VICTOR III
     -------------------------------------------       Director
                  Royall Victor III

               /s/ MARK VORDER BRUEGGE
     -------------------------------------------       Director
                 Mark Vorder Bruegge

                /s/ ROBERT R. WOMACK
     -------------------------------------------       Director
                  Robert R. Womack

               /s/ ALLAN D. WEINGARTEN
     -------------------------------------------       Senior Vice President and Chief Financial
                 Allan D. Weingarten                     Officer (Principal Financial Officer)

               /s/ FRANCISCO V. PUNAL
     -------------------------------------------       Vice President of Finance (Principal
                 Francisco V. Punal                      Accounting Officer)

                                                                     SCHEDULE II

                             U.S. INDUSTRIES, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN MILLIONS)

COLUMN A                                  COLUMN B         COLUMN C             COLUMN D         COLUMN E
--------                                 ----------   ------------------   ------------------   ----------
                                         BALANCE AT                        DEDUCTIONS--WRITE-   BALANCE AT
                                         BEGINNING    ADDITIONS--CHARGED   OFFS, PAYMENTS AND     END OF
DESCRIPTION                              OF PERIOD        TO EXPENSE       OTHER ADJUSTMENTS      PERIOD
-----------                              ----------   ------------------   ------------------   ----------
Allowance for doubtful accounts:

    2001...............................     $ 7.5             $2.8               $ (2.0)           $ 8.3

    2000...............................      15.8              3.0                (11.3)             7.5

    1999...............................      14.8              4.2                 (3.2)            15.8

    All other schedules have been omitted because they are inapplicable, not required or the information is included elsewhere herein.