Form 10-Q
period 2001-12-29
US INDUSTRIES INC /DE
filed 2002-02-12
CIK 1056874

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 29, 2001
OR

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

As of February 1, 2002 U.S. Industries, Inc. had one class of common stock, of which 74,332,088 shares were outstanding.


================================================================================

                              U.S. INDUSTRIES, INC.

                                      INDEX


                                                                                           Page
                                                                                            No.
PART I.    FINANCIAL INFORMATION

           Item 1.  Financial Statements

                    Condensed Consolidated Statements of Operations
                    for the Three Months Ended December 31, 2001 and 2000.............       1

                    Condensed Consolidated Balance Sheets as of December 31, 2001
                    and September 30, 2001............................................       2

                    Condensed Consolidated Statements of Cash Flows
                    for the Three Months Ended December 31, 2001 and 2000.............       3

                    Notes to Condensed Consolidated Financial Statements..............       4

           Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ..............................      16

           Item 3.  Quantitative and Qualitative Disclosures About
                    Market Risk ......................................................      20


PART II.   OTHER INFORMATION

           Item 1.  Legal Proceedings.................................................      21

           Item 6.  Exhibits and Reports on Form 8-K..................................      21

SIGNATURES ...........................................................................      22

PART I.    FINANCIAL INFORMATION.

ITEM 1.    FINANCIAL STATEMENTS.

                              U.S. INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN MILLIONS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                          THREE MONTHS ENDED
                                                                              DECEMBER 31
                                                                           2001          2000
                                                                         ---------    ---------
Net sales                                                                $   254.4    $   251.8
Operating costs and expenses:
  Cost of products sold                                                      178.3        181.8
  Selling, general and administrative expenses                                61.5         58.0
                                                                         ---------    ---------

Operating income                                                              14.6         12.0

Interest expense                                                             (22.9)       (19.8)
Interest income                                                                1.9          7.0
Other expense, net                                                            (0.6)        (5.2)
                                                                         ---------    ---------
Loss before income taxes, discontinued operations
     and cumulative effect of accounting change                               (7.0)        (6.0)
Benefit for income taxes                                                        --          2.4
                                                                         ---------    ---------
Loss from continuing operations                                               (7.0)        (3.6)

Income from discontinued operations, net of tax provision of
     $0.5 million in 2000                                                       --          0.1

Cumulative effect of accounting change, net of taxes of $0.8 in 2000            --         (0.7)
                                                                         ---------    ---------
Net loss                                                                 $    (7.0)   $    (4.2)
                                                                         =========    =========

Loss per basic share:
  Continuing operations                                                  $   (0.10)   $   (0.05)
  Discontinued operations                                                       --           --
  Cumulative effect of accounting change                                        --        (0.01)
                                                                         ---------    ---------
  Net loss                                                               $   (0.10)   $   (0.06)
                                                                         =========    =========

Loss per diluted share:
  Continuing operations                                                  $   (0.10)   $   (0.05)
  Discontinued operations                                                       --           --
  Cumulative effect of accounting change                                        --        (0.01)
                                                                         ---------    ---------
  Net loss                                                               $   (0.10)   $   (0.06)
                                                                         =========    =========
Cash dividend declared per share                                         $      --    $    0.05
                                                                         =========    =========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                              U.S. INDUSTRIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (IN MILLIONS)


                                                     DECEMBER 31, SEPTEMBER 30,
                                                        2001         2001
                                                     ----------   ----------
                                                     (UNAUDITED)
                                ASSETS
Current assets:
  Cash and cash equivalents                          $     54.1   $     65.2
  Trade receivables, net                                  213.0        228.8
  Inventories                                             185.5        191.0
  Deferred income taxes                                     6.2          6.2
  Net assets held for sale                                470.5        491.6
  Income taxes receivable                                   9.3          6.8
  Other current assets                                    131.0        137.4
                                                     ----------   ----------
      Total current assets                              1,069.6      1,127.0

Restricted cash collateral accounts                         5.4          4.4
Property, plant and equipment, net                        155.2        158.5
Other assets                                              187.3        184.3
Goodwill and other intangibles, net                       301.9        302.4
                                                     ----------   ----------
                                                     $  1,719.4   $  1,776.6
                                                     ==========   ==========


                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                      $     12.3   $     12.0
  Current maturities of long-term debt                    816.6        436.5
  Trade accounts payable                                   87.4        101.3
  Accrued expenses and other current liabilities          108.1        123.5
                                                     ----------   ----------
      Total current liabilities                         1,024.4        673.3

Long-term debt                                            382.0        778.3
Deferred income taxes                                      12.5         12.5
Other liabilities                                         107.2        112.9
                                                     ----------   ----------
      Total liabilities                                 1,526.1      1,577.0
Commitments and contingencies
Stockholders' equity                                      193.3        199.6
                                                     ----------   ----------
                                                     $  1,719.4   $  1,776.6
                                                     ==========   ==========



        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                              U.S. INDUSTRIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)
                                   (UNAUDITED)


                                                                         THREE MONTHS ENDED
                                                                            DECEMBER 31,
                                                                          2001       2000
                                                                        -------    --------
OPERATING ACTIVITIES:
  Loss from continuing operations                                       $  (7.0)   $   (3.6)
  Adjustments to reconcile the loss from continuing operations to net cash used in operating activities of continuing operations:
      Depreciation and amortization                                         6.7        12.0
      Amortization of deferred financing costs                              1.7         0.9
      Other operating activities, net                                       1.1        (1.1)
  Changes in operating assets and liabilities,
    excluding the effects of dispositions                                 (12.8)       (6.5)
                                                                        -------    --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
     OF CONTINUING OPERATIONS                                             (10.3)        1.7
                                                                        -------    --------

  Income from discontinued operations                                      --           0.1
  Decrease (increase) in net assets of discontinued operations             16.0       (36.7)
                                                                        -------    --------
NET CASH PROVIDED (USED IN) DISCONTINUED OPERATIONS                        16.0       (36.6)
                                                                        -------    --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                         5.7       (34.9)
                                                                        -------    --------

INVESTING ACTIVITIES:
  Proceeds from sale of businesses                                         --           7.5
  Purchases of property, plant and equipment                               (5.2)       (6.6)
  Proceeds from sale of excess real estate                                 --           3.2
  Proceeds from the sale of fixed assets                                    1.3         0.1
  Other investing activities, net                                          (0.1)       (0.1)
                                                                        -------    --------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                        (4.0)        4.1
                                                                        -------    --------

FINANCING ACTIVITIES:
  Proceeds from long-term debt                                             28.1       826.9
  Repayment of long-term debt                                             (45.3)     (760.0)
  Proceeds (repayment) of notes payable, net                                0.6       (18.9)
  Proceeds from exercise of stock options                                  --           0.3
  Payment of collateral on equity instrument contract                      --         (17.8)
  Payment of dividends                                                     --          (3.9)
                                                                        -------    --------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                       (16.6)       26.6

Effect of exchange rate changes on cash and cash equivalents                3.8         6.9
                                                                        -------    --------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                          (11.1)        2.7

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           65.2        24.7
                                                                        -------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $  54.1    $   27.4
                                                                        =======    ========




        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                              U.S. INDUSTRIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(TABULAR AMOUNTS IN MILLIONS)

NOTE 1-BASIS OF PRESENTATION

U.S. Industries, Inc., together with its subsidiaries (the "Company"), manufacture and distribute a broad range of consumer and industrial products. Certain amounts have been reclassified in the prior year to reflect the discontinuance of certain operations (see Note 10) and to conform them to the presentation used in the current year.

The Company operates on a 52- or 53-week fiscal year ending on the Saturday nearest to September 30. Any three-month data contained in this Report on Form 10-Q reflects the results of operations for the 13-week period ended on the Saturday nearest December 31 of the respective year, but are presented as of December 31 for convenience. The Company's condensed consolidated interim financial statements as of December 31, 2001 and for the 13-week periods ending December 31, 2001 (also referred to as the "First Quarter of 2002") and December 31, 2000 (also referred to as the "First Quarter of 2001") are unaudited. However, in the Company's opinion, these financial statements reflect all normal, recurring adjustments necessary to provide a fair presentation of its financial position, results of operations and cash flows for the periods presented. These interim financial statements are condensed, and thus, do not include all of the information and footnotes required by generally accepted accounting principles for presentation of a complete set of financial statements.

On December 28, 2001, the Board of Directors approved a formal Disposal Plan for five businesses in connection with the Company's obligation to pay debt amortization as set forth in the restructured debt agreements. The Disposal Plan calls for the sale of the five businesses, Ames True Temper, Selkirk, Lighting Corporation of America, Spear & Jackson and SiTeco Lighting, during 2002. The net assets of the discontinued businesses are included in net assets held for sale in all periods presented.

The Company expects to satisfy operating liquidity needs through operating cash flow and borrowings under its credit facilities. The Company completed the sale of Ames True Temper and the Strategic Notes in January 2002. The net proceeds from these sales were sufficient to fund the required reductions of the Company's senior debt through March 31, 2002. Additional required permanent reductions of approximately $180 million and $150 million are due on June 30 and October 15, 2002, respectively. The remaining outstanding balance is due November 30, 2002 (see Note 4). The Company continues to actively pursue its Disposal Plan (see Note 10). However, there can be no assurance when or whether the Company will consummate these transactions. If the Company is unable to consummate asset disposals as outlined in its Disposal Plan in time to meet scheduled amortizations, the Company expects to seek further restructuring of its credit facilities. Furthermore, the proceeds of the Disposal Plan, if consummated in its entirety, and the sale of the Strategic Notes will be insufficient to repay the Restructured Facilities upon their maturity in November 2002. Accordingly, the Company will have to restructure or refinance its existing Restructured Facilities before their scheduled maturity in November 2002. The Company believes it will be able to restructure or refinance its existing Restructured Facilities before their scheduled maturity in November 2002. However, there can be no assurance that it will be able to do so. The Company's auditors have issued their opinion on the September 30, 2001 consolidated financial statements with a going concern explanatory paragraph. The accompanying condensed consolidated financial statements have been prepared on a going concern basis of accounting and do not include any adjustments that might result if the Company were unable to continue as a going concern.

These interim results are not necessarily indicative of the results that should be expected for the full year. For a better understanding of the Company and its financial statements, the condensed interim financial statements should be read in conjunction with the Company's audited financial statements for the year ended September 30, 2001, which are included in its 2001 Annual Report on Form 10-K, filed on January 14, 2002.

NOTE 2-INVENTORIES

Inventories consist of the following:

                                                DECEMBER 31,      SEPTEMBER 30,
                                                   2001              2001
                                                -----------       ------------
      Finished products                          $  111.6          $  115.6
      Work-in process                                12.1              11.5
      Raw materials                                  61.8              63.9
                                                 --------          --------
                                                 $  185.5          $  191.0
                                                 ========          ========

                              U.S. INDUSTRIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(TABULAR AMOUNTS IN MILLIONS)

NOTE 3 - GOODWILL AND OTHER INTANGIBLE ASSETS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, BUSINESS COMBINATIONS, and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS, effective for the fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. SFAS 141 is effective commencing July 1, 2001, and the Company elected to adopt SFAS 142 as of October 1, 2001. Accordingly, as of October 1, 2001, the Company no longer amortizes goodwill.

As of December 31, 2001, the Company had net goodwill of $232.7 million in the Bath & Plumbing segment, compared to $233.5 million as of September 30, 2001. The decrease in the goodwill balance is due to exchange rate fluctuations.

Identifiable intangible assets as of December 31, 2001 are comprised of:


                                                            GROSS CARRYING           ACCUMULATED
                                                                AMOUNT               AMORTIZATION
                                                               -------              -------------
      Amortizable intangible assets                            $   0.9              $  0.1
      Non-amortizable intangible assets                           68.3                 --
                                                               -------              ------
         Total identifiable intangible assets                  $  69.2              $  0.1
                                                               =======              ======

Amortizable intangible assets consist of patented technology, which will be amortized over its 10-year useful life. Non-amortizable intangible assets include a trade name and distributor network.

The reported net loss before the cumulative effect of accounting change of $3.5 million in the first quarter of 2001 would have decreased to $0.1 million if adjusted to exclude goodwill amortization. The following table presents actual results of operations for the first quarter of 2002 and a reconciliation of reported net loss to the adjusted net loss for the first quarter of 2001:


                                                         FIRST QUARTER
                                                       2002        2001
                                                     --------    --------
Net loss:
     Reported net loss                               $   (7.0)   $   (4.2)
     Add back:  Goodwill amortization after-tax            --         3.4
                                                     --------    --------
                     Adjusted net loss                   (7.0)       (0.8)

Basic loss per share:
     Reported net loss per share                     $  (0.10)   $  (0.05)
     Addback: Goodwill amortization                        --         0.4
                                                     --------    --------
                     Adjusted loss per share         $  (0.10)   $  (0.01)
                                                     ========    ========

Diluted earnings per share results are not presented above as the effect would be antidilutive.

                              U.S. INDUSTRIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(TABULAR AMOUNTS IN MILLIONS)

NOTE 4-LONG-TERM DEBT

Long-term debt consists of the following:


                                                   DECEMBER 31,  SEPTEMBER 30,
                                                      2001          2001
                                                   ----------    ----------
      7.125% Senior Notes, net                     $    249.2    $    249.1
      7.25% Senior Notes, net                           123.9         123.9
      Restructured Facilities, Rexair                   166.6         166.2
      Restructured Facilities, U.S. Industries          649.0         665.3
      Other long-term debt                                9.9          10.3
                                                   ----------    ----------
                                                      1,198.6       1,214.8
      Less current maturities                          (816.6)       (436.5)
                                                   ----------    ----------
      Long-term debt                               $    382.0    $    778.3
                                                   ==========    ==========


On August 15, 2001, the Company finalized a comprehensive restructuring of its bank debt and the bank debt of Rexair Inc. ("Rexair"), which was reacquired from Strategic Industries, LLC ("Strategic") on the same date. For more detailed information on these facilities ("the Restructured Facilities"), refer to the Company's Annual Report on Form 10-K for the year ended
September 30, 2001. The Restructured Facilities require cumulative permanent reductions of the Company's senior debt over the term of the facilities, which mature on November 30, 2002. In addition, the Senior Notes and Restructured facilities contain cross default and cross acceleration provisions.

On December 21, 2001, the Company obtained a waiver from its lenders under the Restructured Facilities that permitted the Company to satisfy the permanent reduction scheduled on December 31, 2001 of $75 million through a permanent reduction of the unfunded commitments under the Restructured Facilities, to the extent not satisfied through cash flow or asset sale proceeds. The Company reduced the unfunded commitment under the Restructured Facilities by approximately $58 million to satisfy the $75 million reduction scheduled on December 31, 2001.

On January 14, 2002, the Company sold Ames True Temper to Wind Point Partners V, L.P. and Wind Point Partners IV, L.P. and their affiliates for approximately $165.0 million, before transaction costs and preliminary working capital adjustments totaling approximately $14.2 million. The net proceeds approximated the carrying value of the businesses. The entire net cash proceeds were applied to reduce the Company's funded and unfunded senior debt, approximately $44 million of which were deposited into cash collateral accounts for the benefit of the holders of the Company's Senior Notes and certain other creditors. The remainder was remitted to the Lenders under the Restructured Facilities, and the total facility was permanently reduced by that amount. As a result of the remittance, the Lenders restored the approximate $58 million of borrowing capacity under the unfunded commitments of the Restructured Facilities.

On January 16, 2002, the Company sold its Strategic Notes and equity interest in Strategic to Strategic and its affiliates for approximately $105.9 million, net of transaction costs of approximately $1.7 million. The net proceeds approximated the carrying value of the Strategic Notes and equity investment. The entire net cash proceeds were applied to reduce the Company's funded and unfunded senior debt, approximately $32 million of which were deposited into cash collateral accounts for the benefit of the holders of the Company's Senior Notes and certain other creditors. The remainder was remitted to the Lenders under the Restructured Facilities, and the total facility was permanently reduced by that amount. The proceeds from the sale of Ames True Temper and the Strategic Notes satisfied the required permanent reductions of the Company's senior debt through March 31, 2002.

At January 31, 2002, excluding all amounts related to the amended Rexair Credit Facility, the Company had approximately $675.9 million committed under the Restructured Facilities, of which approximately $524.2 million had been utilized and the balance of $151.7 million was available. Also at January 31, 2002, $9.7 million was available for borrowing solely by Rexair under the amended Rexair Credit Facility. These amounts are net of letters of credit outstanding of $19.3 million at January 31, 2002. In addition, the Company had letters of credit outstanding with other financial institutions totaling $31.4 million as of January 31, 2002.

                              U.S. INDUSTRIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(TABULAR AMOUNTS IN MILLIONS)

NOTE 5-COMMITMENTS AND CONTINGENCIES

The Company is subject to a wide range of environmental protection laws. The Company has remedial and investigatory activities underway at approximately 47 sites, of which it has been named as a Potentially Responsible Party ("PRP") at 16 "superfund" sites pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 or comparable statutes. As of December 31, 2001, the Company had accrued $10.9 million ($1.1 million accrued as current liabilities; $9.8 as non-current liabilities) for known environmental-related matters. The Company believes that the range of liability for such matters is between $7.6 million and $16.8 million. For more detailed information regarding management's assessment of this potential liability, refer to the Company's Annual Report on Form 10-K for the year ended September 30, 2001.

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

In June 1998, the Company acquired Zurn Industries, Inc. ("Zurn"). Zurn is a wholly-owned subsidiary of the Company. Zurn, along with many other companies, is a codefendant in numerous asbestos related lawsuits pending in the United States. Plaintiffs' claims against Zurn allege personal injuries allegedly caused by exposure to asbestos used in industrial boilers formerly manufactured by Zurn. As reported by numerous other asbestos defendants, there has been a significant increase in the number of asbestos suits filed over the past several years. Zurn has also experienced an increase in the number of suits filed against it in the last fiscal year. As of December 31, 2001, the number of asbestos claims pending against Zurn was approximately 57,000.

Since Zurn received its first asbestos claim in the 1980's, Zurn has settled or otherwise disposed of approximately 37,000 asbestos claims. Zurn's insurers have paid all settlement costs relating to these claims in an aggregate amount that has not eroded the available insurance coverage by a material amount. Defense costs are currently being paid by Zurn's insurers without eroding the coverage amounts of its insurance policies.

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

Zurn's available insurance to cover its potential asbestos liability is between approximately $310 million to $372 million. Zurn believes, based on its experience in defending the claims and the amount of insurance coverage available, that it has sufficient insurance to cover the pending and reasonably estimable future claims. This conclusion was reached after considering the insurance payments made to date by Zurn's insurance carriers, existing insurance policies, and the advice of insurance coverage counsel with respect to applicable insurance coverage law relating to the terms and conditions of those policies. After review of the foregoing with Zurn and its consultants, the Company believes that the resolution of Zurn's pending and reasonably estimable asbestos claims will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

                              U.S. INDUSTRIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(TABULAR AMOUNTS IN MILLIONS)

NOTE 6-COMPREHENSIVE INCOME

The components of comprehensive income are as follows:


                                                         FIRST QUARTER
                                                       2002         2001
                                                      ------       ------
Net loss                                              $ (7.0)      $ (4.2)
Foreign currency translation:
  Adjustment arising during the period                  --            2.7
  Reclassification adjustment in earnings               --            5.0
Derivative instruments and hedging activities:
  Fair value adjustment arising during period           (0.3)         1.2
  Reclassification adjustment in earnings                0.4         --
                                                      ------       ------
Comprehensive income (loss)                           $ (6.9)      $  4.7
                                                      ======       ======


NOTE 7-EARNINGS PER SHARE

The Company's weighted average number of common shares outstanding was 74.0 million and 76.0 million for the first quarter of 2002 and 2001, respectively. Diluted earnings per share information is not presented as the result would have been anti-dilutive since the Company recorded a net loss from continuing operations in both periods. Options to purchase 6.1 and 6.4 million shares in the first quarter of 2002 and 2001, respectively, were not included in the Company's computation of diluted earnings per share. The effect of assuming that 0.9 million and 1.1 million shares of restricted stock vested in the first quarter of 2002 and 2001, respectively, was also excluded from the computation of diluted earnings per share.

NOTE 8-SEGMENT DATA

The Company currently operates in two reportable business segments - Bath & Plumbing and Rexair. The Company has redefined its business segments for fiscal 2002 due to the acquisition of Rexair on August 15, 2001. The Rexair segment consists solely of the Rexair business. The following is a summary of the significant accounts and balances by segment, reconciled to the consolidated totals.


                                      BATH &                                    CONSOLIDATED
                                     PLUMBING         REXAIR      CORPORATE        TOTAL
                                   -------------   ------------  -----------    ------------
                                                         (IN MILLIONS)
NET SALES
First Quarter 2002 ..........        $  227.8      $   26.6      $   --         $    254.4
First Quarter 2001 ..........           251.8          --            --              251.8
--------------------------------------------------------------------------------------------
TOTAL OPERATING INCOME (LOSS)
First Quarter 2002 ..........        $   14.2      $    7.6      $   (7.2)      $     14.6
First Quarter 2001 ..........            16.8          --            (4.8)            12.0
--------------------------------------------------------------------------------------------
CAPITAL EXPENDITURES
First Quarter 2002 ..........        $    5.1      $    0.1      $   --         $      5.2
First Quarter 2001 ..........             6.6          --            --                6.6
--------------------------------------------------------------------------------------------
DEPRECIATION AND AMORTIZATION
First Quarter 2002 ..........        $    5.4      $    0.8      $    0.5       $      6.7
First Quarter 2001 ..........            11.3          --             0.7             12.0
--------------------------------------------------------------------------------------------
ASSETS (1)
As of December 31, 2001 .....        $  868.5      $  117.8      $  733.1       $  1,719.4
As of September 30, 2001 ....           902.6         118.4         755.6          1,776.6

(1) Corporate assets include net assets held for sale of $470.5 million as of December 31, 2001 and $491.6 million as of September 30, 2001.

                              U.S. INDUSTRIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(TABULAR AMOUNTS IN MILLIONS)

NOTE 9- RESTRUCTURING CHARGES

For details on the Company's restructuring activities, refer to the Company's Annual Report on Form 10-K for the year ended September 30, 2001. The Company did not incur any charges related to restructuring activities in the first quarter of 2002 or 2001. As of December 31, 2001, the Company has remaining accruals of $6.5 million for restructuring costs. The activity in its liability accounts by cost category is as follows:


                                              LEASE AND            SEVERANCE
                                           CONTRACT RELATED       AND RELATED           TOTAL
                                               ACCRUALS             ACCRUALS           ACCRUALS
                                           -----------------     ---------------    ---------------
Balance at September 30, 2001              $            6.8      $          0.3     $          7.1
  Cash payments                                        (0.6)                  -               (0.6)
                                           -----------------     ---------------    ---------------
Balance at December 31, 2001               $            6.2      $          0.3     $          6.5
                                           =================     ===============    ===============

Approximately $1.8 million of the reserves are included in the balance sheet caption "Accrued expenses and other current liabilities," while the remaining $4.7 million are recorded in the balance sheet caption "Other liabilities." The Company expects the remaining accruals to be paid with cash over the periods provided by the severance and lease agreements of one and six years, respectively.

NOTE 10- ACQUISITION/DISPOSITION OF BUSINESS AND DISCONTINUED OPERATIONS

ACQUISITION OF BUSINESS
Contemporaneously with the closing of its debt restructuring on August 15, 2001, the Company reacquired the 75% equity interest in Rexair, the manufacturer of "Rainbow" vacuum cleaners, previously sold to Strategic as part of the Diversified transactions in March 2000. The results of Rexair, are now included in the Rexair segment. The Company accounted for Rexair under the equity method of accounting during the time period from March 24, 2000 until August 15, 2001 when the Company held only a 25% equity interest.

DISPOSITION OF BUSINESS
During the first quarter of 2001, the Company sold its European HVAC business for proceeds of $7.5 million, which approximated its carrying value. The operating results of this business were included in the Bath & Plumbing segment prior to its disposal.

DISCONTINUED OPERATIONS
On December 28, 2001, the Board of Directors approved a formal Disposal Plan for five businesses in connection with the Company's obligation to pay debt amortization as set forth in the restructured debt agreements. The Disposal Plan calls for the sale of the five businesses, Ames True Temper, Selkirk, Lighting Corporation of America, Spear & Jackson and SiTeco Lighting, during 2002. The Company completed the sale of Ames True Temper in January 2002.

The operating results of these businesses have been included in discontinued operations in 2001 and in accordance with APB 30 the fiscal 2002 operating income has been included in the Company's expected loss on disposal and therefore is not reflected in the accompanying fiscal 2002 statement of operations. Summarized results of discontinued operations are as follows:


                                    First Quarter
                            -----------------------------
                                2002          2001
                            ------------- --------------
                                  (in millions)
Net sales                   $  287.1          $  304.8

Operating Income                11.5               3.6

Operating income in the first quarter of 2001 included non-recurring charges of $5.2 million and goodwill amortization of $1.4 million. Included in non-recurring charges were $3.8 million related to opening a new master distribution center at Ames True Temper and $1.4 million related to product sourcing initiatives at Lighting Corporation of America.

                              U.S. INDUSTRIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(TABULAR AMOUNTS IN MILLIONS)

NOTE 10- ACQUISITION/DISPOSITION OF BUSINESS AND DISCONTINUED OPERATIONS (CONTINUED)

Included in income from discontinued operations in the first quarter of fiscal 2001 is an after-tax loss of $1.5 million, mainly attributable to the settlement of certain claims surrounding the previously disposed Power Systems businesses.

Amounts classified as net assets held for sale consist of the following:


                                                           December 31,    September 30,
                                                               2001            2001
                                                          ---------------  -------------
                                                                   (in millions)
Net current assets                                        $        130.4   $      144.8
Property, plant and equipment, net                                 267.5          277.3
Other non-current assets and liabilities, net                       72.6           69.5
                                                          ---------------  -------------
Net assets held for sale                                  $        470.5   $      491.6
                                                          ===============  =============


NOTE 11-INCOME TAXES

The Company has not recorded an income tax benefit for the loss from continuing operations in fiscal 2002 because of the uncertainty of its ultimate realization. The Company recorded a $2.4 million benefit on a pre-tax loss from continuing operations of $6.0 million (an effective tax rate of approximately 39.5%) in the comparable period of fiscal 2001.

NOTE 12-DERIVATIVES AND HEDGING ACTIVITIES

Effective October 1, 2000, the Company adopted Financial Accounting Standard No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The Company hedged a portion of its variable-rate debt by entering into an interest rate swap in which the Company agrees to exchange, at specified intervals, the calculated difference between fixed and variable interest amounts on $90 million of its debt. The swap, which matures on June 30, 2002, is designated as a cash flow hedge of the underlying variable-rate interest payments and is recorded as a current liability in the Company's balance sheet. Since an assessment of the hedging relationship revealed that it was 100% effective, the entire unrealized loss is recorded in accumulated other comprehensive income (loss) ("OCI") within stockholders' equity. As of December 31, 2001, there was an unrealized loss of $1.3 million in OCI related to this contract. The amounts in OCI will be recognized as additional interest expense over the term of the swap agreement.


NOTE 13-SUPPLEMENTAL JOINT ISSUER AND GUARANTOR FINANCIAL INFORMATION

The following represents the supplemental consolidating condensed financial statements of U.S. Industries, Inc.("USI"), USI Global and USIAH which are the jointly obligated issuers of the Company's Senior Notes, and USI Atlantic, which is the guarantor of the Notes, and their subsidiaries which are not guarantors of the Notes, as of December 31, 2001 and September 30, 2001 and for the three months ended December 31, 2001 and 2000, respectively. Certain of the other subsidiaries have pledged their stock and assets as collateral for the Senior Notes. Separate consolidated financial statements of USI, USI Global, USI Atlantic and USIAH are not presented, as management has determined that they would not be material to investors. Refer to the Company's Annual Report on Form 10K for the year ended September 30, 2001 with respect to certain security interests in favor of the holders of the Notes.

                              U.S. INDUSTRIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(TABULAR AMOUNTS IN MILLIONS)

NOTE 13-SUPPLEMENTAL JOINT ISSUER AND GUARANTOR FINANCIAL INFORMATION
(CONTINUED)

                                                                                   FIRST QUARTER 2002
                                                        --------------------------------------------------------------------------
                                                                     USI        USI                OTHER       ELIMINA-   CONSOLI-
                                                          USI       GLOBAL    ATLANTIC   USIAH   SUBSIDIARIES   TIONS      DATED
                                                        -------    --------   --------  -------  ------------ --------    --------
Net Sales                                               $  --      $  --      $  --     $  --      $  254.4    $  --      $  254.4
Operating costs and expenses:
  Cost of products sold                                    --         --         --        --         178.3       --         178.3
  Selling, general and administrative expenses              7.1       --         --        --          54.4       --          61.5
                                                        -------    -------    -------   -------    --------    -------    --------
Operating income (loss)                                    (7.1)      --         --        --          21.7       --          14.6

Interest expense                                          (10.1)      (8.6)      --        --          (4.2)      --         (22.9)
Interest income                                             1.4       --         --        --           0.5       --           1.9
Intercompany interest income (expense), net                (7.2)      15.2       --        --          (8.0)      --          --
Other income (expense), net                                 0.9       --         --        --          (1.5)      --          (0.6)
Other intercompany income (expense)                        --        (15.4)      --        15.4        --         --          --
Minority interest income (expense)                        (15.4)      --         --        15.4        --         --          --
Equity in earnings of investees, net                       30.5        1.1       23.1      (7.7)       --        (47.0)       --
                                                        -------    -------    -------   -------    --------    -------    --------
Income (loss) before income taxes and
  discontinued operations                                  (7.0)      (7.7)      23.1      23.1         8.5      (47.0)       (7.0)
Provision (benefit) for income taxes                       --         --         --        --          --         --          --
                                                        -------    -------    -------   -------    --------    -------    --------

Income (loss) from continuing operations                   (7.0)      (7.7)      23.1      23.1         8.5      (47.0)       (7.0)

Loss from discontinued operations, net of tax              --         --         --        --          --         --          --
                                                        -------    -------    -------   -------    --------    -------    --------
Net income (loss)                                       $  (7.0)   $  (7.7)   $  23.1   $  23.1    $    8.5    $ (47.0)   $   (7.0)
                                                        =======    =======    =======   =======    ========    =======    ========
                                                                                   FIRST QUARTER 2001
                                                        --------------------------------------------------------------------------
                                                                     USI        USI                OTHER       ELIMINA-   CONSOLI-
                                                          USI       GLOBAL    ATLANTIC   USIAH   SUBSIDIARIES   TIONS      DATED
                                                        -------    --------   --------  -------  ------------ --------    --------
Net Sales                                               $  --      $  --      $  --     $  --      $  251.8    $  --      $  251.8
Operating costs and expenses:
  Cost of products sold                                    --         --         --        --         181.8       --         181.8
  Selling, general and administrative expenses              4.8       --         --        --          53.2       --          58.0
                                                        -------    -------    -------   -------    --------    -------    --------
Operating income (loss)                                    (4.8)      --         --        --          16.8       --          12.0

Interest expense                                           (9.7)      (9.3)      --        --          (0.8)      --         (19.8)
Interest income                                             6.1       --         --        --           0.9       --           7.0
Intercompany interest income (expense), net                (3.9)      11.6       --        --          (7.7)      --          --
Other expense, net                                         (4.4)       1.2       --        --          (2.0)      --          (5.2)
Other intercompany income (expense)                        --        (15.4)      --        15.4        --         --          --
Minority interest income (expense)                        (15.4)      --         --        15.4        --         --          --
Equity in earnings of investees, net                       15.1        3.3       14.7      (3.8)       --        (29.3)       --
                                                        -------    -------    -------   -------    --------    -------    --------
Income before income taxes, discontinued operations
  and cumulative effect of accounting change              (17.0)      (8.6)      14.7      27.0         7.2      (29.3)       (6.0)

Provision (benefit) for income taxes                      (12.8)      (4.8)      --        12.3         2.9       --          (2.4)
                                                        -------    -------    -------   -------    --------    -------    --------

Income from discontinued operations                        --         --         --        --           0.1       --           0.1
Cumulative effect of accounting change                     --         --         --        --          (0.7)      --          (0.7)
                                                        -------    -------    -------   -------    --------    -------    --------
Net income (loss)                                       $  (4.2)   $  (3.8)   $  14.7   $  14.7    $    3.7    $ (29.3)   $   (4.2)
                                                        =======    =======    =======   =======    ========    =======    ========

                              U.S. INDUSTRIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(TABULAR AMOUNTS IN MILLIONS)

NOTE 13-SUPPLEMENTAL JOINT ISSUER AND GUARANTOR FINANCIAL INFORMATION
(CONTINUED)


                                                                           AT DECEMBER 31, 2001
                                                 --------------------------------------------------------------------------------
                                                                 USI        USI                  OTHER      ELIMINA-    CONSOLI-
                                                     USI       GLOBAL     ATLANTIC     USIAH   SUBSIDIARIES  TIONS       DATED
                                                 ----------  ----------  ----------  --------- ------------ ---------  ----------
ASSETS
Current assets:
  Cash and cash equivalents                      $      1.6  $     --    $      0.1  $    --   $     52.4  $     --    $     54.1
  Trade receivables, net                               --          --          --         --        213.0        --         213.0
  Inventories                                          --          --          --         --        185.5        --         185.5
  Deferred income taxes                                22.2       (12.4)       --         --         (3.6)       --           6.2
  Net assets held for sale                             --          --          --         --        470.5        --         470.5
  Income tax receivable                                 9.3        --          --         --         --          --           9.3
  Other current assets                                110.6        --          --         --         20.4        --         131.0
                                                 ----------  ----------  ----------  --------- ----------  ----------  ----------
    Total current assets                              143.7       (12.4)        0.1       --        938.2        --       1,069.6

  Restricted cash collateral accounts                   5.4        --          --         --         --          --           5.4
  Property, plant and equipment, net                    0.6        --          --         --        154.6        --         155.2
  Other assets                                         11.5         0.2        --         --        175.6        --         187.3
  Goodwill, net                                        --          --          --         --        301.9        --         301.9
  Investments in subsidiaries                       1,165.1       804.3       760.3      738.1        --     (3,467.8)       --
  Intercompany receivable (payable), net             (599.6)      469.7        (0.1)     140.2      (10.2)        --         --
                                                 ----------  ----------  ----------  --------- ----------  ----------  ----------
    Total assets                                 $    726.7  $  1,261.8  $    760.3  $   878.3 $  1,560.1  $ (3,467.8) $  1,719.4
                                                 ==========  ==========  ==========  ========= ==========  ==========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                  $     --    $     --    $     --    $    --   $     12.3  $     --    $     12.3
  Current maturities of long-term debt                250.9       398.0        --         --        167.7        --         816.6
  Trade accounts payable                                0.2        --          --         --         87.2        --          87.4
  Accrued expenses and other current liabilities       14.0         1.8        --         --         92.3        --         108.1
                                                 ----------  ----------  ----------  --------- ----------  ----------  ----------
    Total current liabilities                         265.1       399.8        --         --        359.5        --       1,024.4

  Long-term debt                                      249.2       123.9        --         --          8.9        --         382.0
  Minority interest                                    --          --          --        118.0        --       (118.0)       --
  Deferred income taxes                                (0.9)       --          --         --         13.4        --          12.5
  Other liabilities                                    20.0        --          --         --         87.2        --         107.2
                                                 ----------  ----------  ----------  --------- ----------  ----------  ----------
    Total liabilities                                 533.4       523.7        --        118.0      469.0      (118.0)    1,526.1
  Commitments and contingencies
  Stockholders' equity                                193.3       738.1       760.3      760.3    1,091.1    (3,349.8)      193.3
                                                 ----------  ----------  ----------  --------- ----------  ----------  ----------
    Total liabilities and stockholders' equity   $    726.7  $  1,261.8  $    760.3  $   878.3 $  1,560.1  $ (3,467.8) $  1,719.4
                                                 ==========  ==========  ==========  ========= ==========  ==========  ==========

                              U.S. INDUSTRIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(TABULAR AMOUNTS IN MILLIONS)

NOTE 13-SUPPLEMENTAL JOINT ISSUER AND GUARANTOR FINANCIAL INFORMATION
(CONTINUED)


                                                                           AT SEPTEMBER 30, 2001
                                                 --------------------------------------------------------------------------------
                                                                 USI        USI                  OTHER      ELIMINA-    CONSOLI-
                                                     USI       GLOBAL     ATLANTIC     USIAH   SUBSIDIARIES  TIONS       DATED
                                                 ----------  ----------  ----------  --------- ------------ ---------  ----------
ASSETS
Current assets:
  Cash and cash equivalents                      $     (0.3) $     --    $     --   $     --   $     65.5  $     --    $     65.2
  Trade receivables, net                               --          --          --         --        228.8        --         228.8
  Inventories                                          --          --          --         --        191.0        --         191.0
  Deferred income taxes                                22.2       (12.4)       --         --         (3.6)       --           6.2
  Net assets held for sale                             --          --          --         --        491.6        --         491.6
  Income taxes receivable                               6.8        --          --         --         --          --           6.8
  Other current assets                                118.7        --          --         --         18.7        --         137.4
                                                 ----------  ----------  ---------- ---------- ----------  ----------  ----------
    Total current assets                              147.4       (12.4)       --         --        992.0        --       1,127.0

  Restricted cash collateral accounts                   4.4        --          --         --         --          --           4.4
  Property, plant and equipment, net                    0.6        --          --         --        157.9        --         158.5
  Other assets                                         12.0         0.2        --         --        172.1        --         184.3
  Goodwill and other intangibles, net                  --          --          --         --        302.4        --         302.4
  Investments in subsidiaries                       1,168.9       687.6       647.7      652.4       --      (3,156.6)       --
  Intercompany receivable (payable), net             (592.3)      524.3        --        128.7      (60.7)       --          --
                                                 ----------  ----------  ---------- ---------- ----------  ----------  ----------
    Total assets                                 $    741.0  $  1,199.7  $    647.7 $    781.1 $  1,563.7  $ (3,156.6) $  1,776.6
                                                 ==========  ==========  ========== ========== ==========  ==========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                                  $     --    $     --    $     --   $     --   $     12.0  $     --    $     12.0
  Current maturities of long-term debt                189.1       236.3        --         --         11.1        --         436.5
  Trade accounts payable                                0.7        --          --         --        100.6        --         101.3
  Accrued expenses and other liabilities               18.5         5.5        --         --         99.5        --         123.5
                                                 ----------  ----------  ---------- ---------- ----------  ----------  ----------
    Total current liabilities                         208.3       241.8        --         --        223.2        --         673.3

  Long-term debt                                      307.3       305.5        --         --        165.5        --         778.3
  Minority interest                                    --          --          --        133.4       --        (133.4)        --
  Deferred income taxes                                (0.9)       --          --         --         13.4        --          12.5
  Other liabilities                                    26.7        --          --         --         86.2        --         112.9
                                                 ----------  ----------  ---------- ---------- ----------  ----------  ----------
    Total liabilities                                 541.4       547.3        --        133.4      488.3      (133.4)    1,577.0
Commitments and contingencies
  Stockholders' equity                                199.6       652.4       647.7      647.7    1,075.4    (3,023.2)      199.6
                                                 ----------  ----------  ---------- ---------- ----------  ----------  ----------
    Total liabilities and stockholders' equity   $    741.0  $  1,199.7  $    647.7 $    781.1 $  1,563.7  $ (3,156.6) $  1,776.6
                                                 ==========  ==========  ========== ========== ==========  ==========  ==========

                              U.S. INDUSTRIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(TABULAR AMOUNTS IN MILLIONS)

NOTE 13-SUPPLEMENTAL JOINT ISSUER AND GUARANTOR FINANCIAL INFORMATION
(CONTINUED)


                                                                           3 MONTHS ENDED DECEMBER 31, 2001
                                                 --------------------------------------------------------------------------------
                                                                 USI        USI                  OTHER      ELIMINA-    CONSOLI-
                                                     USI       GLOBAL     ATLANTIC     USIAH   SUBSIDIARIES  TIONS       DATED
                                                 ----------  ----------  ----------  --------- ------------ ---------  ----------
NET CASH (USED IN) PROVIDED BY                      $ (28.0) $ (12.3)    $    0.2    $  --     $   45.8     $   --     $   5.7
  OPERATING ACTIVITIES

INVESTING ACTIVITIES:
Purchases of property, plant and equipment             --      --           --          --         (5.2)        --        (5.2)
Proceeds from sale of fixed assets                     --      --           --          --          1.3         --         1.3
Net transfers with subsidiaries                        27.0     81.7        --          --         --         (108.7)     --
Other investing activities, net                        --      --           --          --         (0.1)        --        (0.1)
                                                    -------  -------     --------  -------     --------     --------   -------
NET CASH (USED IN) PROVIDED BY
  INVESTING ACTIVITIES                                 27.0     81.7        --          --         (4.0)      (108.7)     (4.0)

FINANCING ACTIVITIES:
Proceeds from long-term debt                           18.7    --           --          --          9.4         --        28.1
Repayment of long-term debt                           (15.0)   (20.0)       --          --        (10.3)        --       (45.3)
Proceeds of notes payable, net                         --      --           --          --          0.6         --         0.6
Net transfers with parent                              --      (27.0)        (0.1)      --        (81.6)       108.7      --
                                                    -------  -------     --------  -------     --------     --------   -------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                                  3.7    (47.0)        (0.1)      --        (81.9)       108.7     (16.6)

Effect of exchange rate changes on cash and cash
  equivalents                                          (0.8)   (22.4)       --          --         27.0         --         3.8
                                                    -------  -------     --------  -------     --------     --------   -------

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                  1.9    --             0.1       --       (13.1)        --        (11.1)

Cash and cash equivalents at beginning of period       (0.3)   --           --          --         65.5        --         65.2
                                                    -------  -------     --------  -------     --------     --------   -------

CASH AND CASH EQUIVALENTS AT END OF
  PERIOD                                            $   1.6    --        $    0.1  $    --     $   52.4     $  --      $  54.1
                                                    =======  =======     ========  =======     ========     ========   =======

                              U.S. INDUSTRIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 (TABULAR AMOUNTS IN MILLIONS)

NOTE 13-SUPPLEMENTAL JOINT ISSUER AND GUARANTOR FINANCIAL INFORMATION
(CONTINUED)


                                                                           3 MONTHS ENDED DECEMBER 31, 2000
                                                        -----------------------------------------------------------------------
                                                                     USI       USI               OTHER      ELIMINA-    CONSOLI-
                                                          USI       GLOBAL   ATLANTIC   USIAH  SUBSIDIARIES  TIONS       DATED
                                                        --------    -------    ----     ----     -------    -------     -------
NET CASH USED IN OPERATING ACTIVITIES                   $  (16.4)   $   0.2    $ --     $ --      $(18.7)   $  --       $ (34.9)

INVESTING ACTIVITIES:
Proceeds from sale of businesses                             5.1       --        --       --         2.4       --           7.5
Purchases of property, plant and equipment                  --         --        --       --        (6.6)      --          (6.6)
Proceeds from sale of excess real estate                    --         --        --       --         3.2       --           3.2
Proceeds from sales of fixed assets                         --         --        --       --         0.1       --           0.1
Net transfers with subsidiaries                            (16.5)     (35.4)     --       --        --         51.9        --
Other investing activities, net                             --         --        --       --        (0.1)      --          (0.1)
                                                        --------    -------    ----     ----     -------    -------     -------
NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                                     (11.4)     (35.4)     --       --        (1.0)      51.9         4.1

FINANCING ACTIVITIES:
Proceeds from long-term debt                               806.9       20.0      --       --        --         --         826.9
Repayment of long-term debt                               (757.8)      --        --       --        (2.2)      --        (760.0)
Proceeds (repayment) from notes payable, net                --         --        --       --       (18.9)      --         (18.9)
Proceeds from exercise of stock options                      0.3       --        --       --        --         --           0.3
Payment of collateral on equity instrument contract        (17.8)      --        --       --        --         --         (17.8)
Payment of dividends                                        (3.9)      --        --       --        --         --          (3.9)
Net transfers with parent                                   --         16.5      --       --        35.4      (51.9)       --
                                                        --------    -------    ----     ----     -------    -------     -------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                                      27.7       36.5      --       --        14.3      (51.9)       26.6

Effect of exchange rate changes on cash and cash
  equivalents                                                0.4       (1.3)     --       --         7.8       --           6.9
                                                        --------    -------    ----     ----     -------    -------     -------

DECREASE IN CASH AND CASH EQUIVALENTS                        0.3       --        --       --         2.4       --           2.7

Cash and cash equivalents at beginning of period             0.1       --        --       --        24.6       --          24.7
                                                        --------    -------    ----     ----     -------    -------     -------

CASH AND CASH EQUIVALENTS AT END OF
  PERIOD                                                $    0.4    $  --      $--      $ --     $  27.0    $  --       $  27.4
                                                        ========    =======    ====     ====     =======    =======     =======

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

Forward-looking information involves risks and uncertainties. This information is based on various factors and assumptions about future events that may or may not actually come true. As a result, the Company's operations and financial results in the future could differ substantially from those the Company has discussed in the forward-looking statements in this Quarterly Report and other documents that have been filed with the Securities and Exchange Commission. In particular, various economic and competitive factors, including those outside the Company's control, such as availability of acquisition financing for purchasers of businesses under the Company's disposal plan, interest rates, foreign currency exchange rates, instability in domestic and foreign financial markets, consumer spending patterns, energy costs and availability, freight costs, availability of consumer and commercial credit, adverse weather, levels of residential and commercial construction, and changes in raw material costs, could cause the Company's actual results during the remainder of 2002 and in future years to differ materially from those expressed in any forward-looking statement made in this Quarterly Report on Form 10-Q. In addition, the Company's future results are subject to uncertainties relating to the Company's ability to consummate its business strategy, including the sale of assets, and realizing market synergies and cost savings from the integration of its acquired businesses. All subsequent written and oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the foregoing factors.

RESULTS OF OPERATIONS

GENERAL

U.S. Industries, Inc., together with its subsidiaries (the "Company"), manufacture and distribute a broad range of consumer and industrial products. The Company has redefined its business segments for fiscal 2002 due to the acquisition of Rexair on August 15, 2001 (see Note 10 to the condensed consolidated financial statements). The Company now has a Bath & Plumbing segment and a Rexair segment. The Rexair segment consists solely of the Rexair business. On December 28, 2001, the Company's Board of Directors adopted a formal Disposal Plan to dispose of five businesses in connection with the Company's obligation to pay debt amortization (see Note 10 to the condensed consolidated financial statements). The Disposal Plan calls for the sale of the five businesses, Ames True Temper, Selkirk, Lighting Corporation of America, Spear & Jackson and SiTeco Lighting, during 2002. The operating results of these businesses have been included in discontinued operations for all periods presented. The results of operations classified as discontinued are excluded from the following discussions of the Company's continuing operating results and are discussed separately under the caption, "Discontinued Operations."

OVERALL


                                           FIRST QUARTER
                                       2002             2001
                                     --------         --------
NET SALES
  Bath & Plumbing                    $  227.8         $  251.8
  Rexair                                 26.6             --
                                     --------         --------

    TOTAL NET SALES                  $  254.4         $  251.8
                                     ========         ========

OPERATING INCOME
  Bath & Plumbing                    $   14.2         $   16.8
  Rexair                                  7.6             --
                                     --------         --------
                                         21.8             16.8
  Corporate expenses                     (7.2)            (4.8)
                                     --------         --------

     TOTAL OPERATING INCOME          $   14.6         $   12.0
                                     ========         ========


The Company's overall sales increased $2.6 million or 1% in the first quarter of 2002 over the comparable prior year period. Operating income increased $2.6 million or 22% over the same period. The increase in sales and operating income is due to the inclusion of the results from Rexair in the fiscal 2002 results. The Company reacquired the 75% equity interest in Rexair on August 15, 2001. The Company previously accounted for Rexair under the equity method of accounting during the time period from March 24, 2000 until August 15, 2001 when the Company held only a 25% equity interest. Operating income also increased because the Company stopped amortizing goodwill as part of the early adoption of SFAS 142 on October 1, 2002. The Company recorded goodwill amortization of $2.6 million in the first quarter of 2001. This was partially offset by a decrease in sales and operating income in the Company's Bath & Plumbing segment and an increase in corporate expenses.

BATH & PLUMBING

Sales in the Bath & Plumbing segment decreased $24.0 million or 10% for the first quarter of 2002 in comparison with the first quarter of 2001. Sales in the first quarter of fiscal 2001 included $11.8 million of sales from the Company's disposed European HVAC businesses and discontinued product lines in the segment's U.S. Brass operations. The remaining decrease was primarily the result of the continuing domestic economic downturn and reduced unit sales of certain homecenter spa and whirlpool bath product lines for which the Company declined requests for price and service concessions.

Operating income decreased $2.6 million in the first quarter of 2002 when compared with the prior year. This was primarily due to the decrease in sales discussed above and the reduced absorption of overhead caused by a reduction in inventory levels and production. Also contributing to this decrease were the costs of consolidating selected Whirlpool Bath manufacturing facilities. The decrease was partially offset by the fact that the segment stopped amortizing goodwill in accordance with SFAS 142. Operating income in the first quarter of 2001 included $2.6 million of goodwill amortization and $4.5 million of non-recurring charges related to accelerated depreciation on the discontinued U.S. Brass lines.

REXAIR

The Rexair segment consists of the Rexair business, which the Company reacquired in August 2001. Rexair is a leading manufacturer of premium vacuum cleaner systems. While still owned by Strategic, Rexair recorded sales and operating income for the first quarter of fiscal 2001 of $29.0 million and $8.4 million, respectively. The decreases in both sales and operating income in fiscal 2002 are primarily attributable to a decrease in unit sales in certain of Rexair's international markets. Operating income in the first quarter of fiscal 2001 included $0.5 million of goodwill amortization.

CORPORATE EXPENSES

The increase in corporate expenses is largely due to compensation expense and professional fees. The Company plans to reduce staff over the course of fiscal 2002 as its Disposal Plan progresses.

INTEREST INCOME AND EXPENSE

Interest expense increased $3.1 million for the first quarter of 2002 compared to the respective prior year period. This is largely the result of higher interest rates under the Restructured Facilities and increased borrowings due to the re-acquisition of Rexair. Provided that the cumulative permanent debt reductions under the Restructured Facilities are met, the Company expects interest expense to decrease over the course of fiscal 2002.

Interest income decreased by $5.1 million for the first quarter in comparison to the prior year period. This decrease is due to the sale of the 12.5% Strategic Notes in January 2002. As part of the sale agreement, the Company received only $1.6 million for interest earned from October 1, 2001 through the sale of the Notes on January 16, 2002.

OTHER EXPENSE, NET

Other expenses in the first quarter of fiscal 2001 include $4.4 million of professional fees related to the Company's previously planned spin-off of the LCA Group.

RESTRUCTURING CHARGES

For details on the Company's restructuring activities, refer to the Company's Annual Report on Form 10-K for the year ended September 30, 2001. The Company did not incur any charges related to restructuring activities in the first quarter of 2002 or 2001. As of December 31, 2001, the Company has remaining accruals of $6.5 million for restructuring costs. The activity in its liability accounts by cost category is as follows:


                                                          LEASE AND            SEVERANCE
                                                       CONTRACT RELATED       AND RELATED           TOTAL
                                                           ACCRUALS             ACCRUALS           ACCRUALS
                                                       -----------------     ---------------    ---------------
Balance at September 30, 2001                                     $ 6.8               $ 0.3              $ 7.1
  Cash payments                                                    (0.6)                  -               (0.6)
                                                       -----------------     ---------------    ---------------
Balance at December 31, 2001                                      $ 6.2               $ 0.3              $ 6.5
                                                       =================     ===============    ===============

Approximately $1.8 million of the reserves are included in the balance sheet caption "Accrued expenses and other current liabilities," while the remaining $4.7 million are recorded in the balance sheet caption "Other liabilities." The Company expects the remaining accruals to be paid with cash over the periods provided by the severance and lease agreements of one and six years, respectively.

TAXES

The Company has not recorded an income tax benefit for the loss from continuing operations in fiscal 2002 because of the uncertainty of its ultimate realization. The Company recorded a $2.4 million benefit on a pre-tax loss of $6.0 million (an effective tax rate of approximately 39.5%) in the comparable period of fiscal 2001.

DISCONTINUED OPERATIONS

On December 28, 2001, the Board of Directors approved a formal Disposal Plan for five businesses in connection with the Company's obligation to pay debt amortization as set forth in the restructured debt agreements. The Disposal Plan calls for the sale of the five businesses, Ames True Temper, Selkirk, Lighting Corporation of America, Spear & Jackson and SiTeco Lighting, during 2002. The company completed the sale of Ames True Temper in January 2002.

The operating results of these businesses have been included in discontinued operations for all periods presented. Summarized results of discontinued operations are as follows:


                                                    First Quarter
                                            -----------------------------
                                                2002           2001
                                            ------------- --------------
                                                     (in millions)
Net sales                                        $ 287.1        $ 304.8

Operating Income                                    11.5            3.6

Operating income in the first quarter of 2001 included non-recurring charges of $5.2 million and goodwill amortization of $1.4 million. Included in the non-recurring charges were $3.8 million related to opening a new master distribution center at Ames True Temper and $1.4 million related to product sourcing initiatives at Lighting Corporation of America. Included in income from discontinued operations in the first quarter of fiscal 2001 is an after tax loss of $1.5 million mainly attributable to the settlement of certain claims surrounding the previously disposed Power Systems businesses.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity and capital resources are cash and cash equivalents, cash provided from operations and available borrowings under the Company's Restructured Facilities.

Net cash used in operating activities of continuing operations was $10.3 million for the first quarter of 2002, compared to cash provided of $1.7 million for the comparable period of the prior year. The decrease was largely due to decreased operating profits at the Company's Bath & Plumbing segment, increased corporate expenses and higher interest payments, as discussed in the Results of Operations section. The Company has experienced some seasonality in its Jacuzzi and Zurn businesses. Sales of several Jacuzzi products such as spas and swimming pool equipment are sensitive to weather conditions and tend to experience a significant decrease in sales during the fall and winter months (predominantly the first and second fiscal quarters). Sales of Jacuzzi and Zurn are also affected when weather affects outside construction and installation.

Net cash provided by discontinued operations was $16.0 million for the first quarter of 2002, compared to cash used of $36.6 million for the first quarter of 2001. During the first quarter of fiscal 2001, Ames True Temper transitioned into a new master distribution center. This coincided with inventory reduction plans instituted by major customers. The result was higher inventories and an increase in warehouse and distribution costs. Inventories at Ames True Temper at the end of the first quarter of 2002 were $34.4 million below what they were at the end of the first quarter of 2001.

Net cash used in investing activities of $4.0 million for the first quarter of 2002 principally consisted of $5.2 million for capital expenditures, partially offset by proceeds of $1.3 million received from the sale of fixed assets. Net cash provided by operating activities of $4.1 million for the first quarter of 2001 included $7.5 million in cash proceeds from the sale of the European HVAC operations and $3.3 million from the sale of excess real estate and fixed assets, partially offset by $6.6 million used for capital expenditures.

Net cash used in financing activities was $16.6 million for the first quarter of 2002, which consisted of net repayments of long-term debt and notes. Net cash provided by financing activities was $26.6 million for the first quarter of 2001. This included net proceeds from long-term debt and notes of $48.0 million, offset by a dividend payment of $3.9 million and the payment of $17.8 million related to collateral on an equity instrument contract. During October 1999, the Company entered into equity instrument contracts for approximately 2.8 million shares of its common stock. As of December 31, 2000, the Company had made collateral payments related to the contract of $19.5 million. These contracts were settled for an additional $23.6 million in cash in January 2001 as part of the Company's authorized share repurchase program. The share repurchase program has been suspended indefinitely, as the Restructured Facilities entered into on August 15, 2001 contains restrictions on the purchase of Company stock, dividends and other restrictive payments. In March 2001, the Company's Board of Directors indefinitely suspended the Company's quarterly payment of dividends.

During the three months ended December 31, 2001, the Company paid approximately $0.6 million related to its restructuring plans announced in fiscal 2000, and expects to pay an additional $1.8 million in the next 12 months. There have been no material changes in the nature or costs of the restructuring plans.

On August 15, 2001, the Company finalized a comprehensive restructuring of its bank debt and the bank debt of Rexair, which was reacquired from Strategic on the same date. For more detailed information on these facilities, refer to the Company's Annual Report on Form 10-K for the year ended September 30, 2001. The Restructured Facilities require cumulative permanent reductions of the Company's senior debt over the term of the facilities, which mature on November 30, 2002.

The Company expects to satisfy operating liquidity needs through operating cash flow. However, it will have to sell a substantial amount of its assets and restructure or refinance its debt to satisfy the required cumulative permanent reductions of the Company's senior debt.

On December 21, 2001, the Company obtained a waiver from its lenders under the Restructured Facilities that permitted the Company to satisfy the permanent reduction scheduled on December 31, 2001 of $75 million through a permanent reduction of the unfunded commitments under the Restructured Facilities, to the extent not satisfied through cash flow or asset sale proceeds.

On December 28, 2001, the Board of Directors approved a formal Disposal Plan for five businesses in connection with the Company's obligation to pay debt amortization as set forth in the restructured debt agreements. The Disposal Plan calls for the sale of the five businesses, Ames True Temper, Selkirk, Lighting Corporation of America, Spear & Jackson and SiTeco Lighting, during 2002.

On January 14, 2002, the Company sold Ames True Temper to Wind Point Partners V, L.P. and Wind Point Partners IV, L.P. and their affiliates for approximately $165.0 million, before transaction costs and preliminary working capital adjustments totaling approximately $14.2 million. The net proceeds approximated the carrying value of the businesses. The entire net cash proceeds were applied to reduce the Company's funded and unfunded senior debt, approximately $44 million of which was deposited into cash collateral accounts for the benefit of the holders of the Company's Senior Notes and certain other creditors. The remainder was remitted to the Lenders under the Restructured Facilities, and the total facility was permanently reduced by that amount. As a result of the remittance, the Lenders restored the approximate $58 million of borrowing capacity under the unfunded commitments of the Restructured Facilities (which had been reduced by the terms of the December 2001 waiver).

On January 16, 2002, the Company sold its Strategic Notes and equity interest in Strategic to Strategic and its affiliates for approximately $105.9 million, net of transaction costs of approximately $1.7 million. The net proceeds approximated the carrying value of the Strategic Notes and equity investment. The entire net cash proceeds were applied to reduce the Company's funded and unfunded senior debt, approximately $32 million of which was deposited into cash collateral accounts for the benefit of the holders of the Company's Senior Notes and certain other creditors. The remainder was remitted to the Lenders under the Restructured Facilities, and the total facility was permanently reduced by that amount.

The Company expects to satisfy operating liquidity needs through operating cash flow and borrowings under its credit facilities. The net proceeds from the sales of Ames True Temper and the Strategic Notes were sufficient to fund the required reductions of the Company's senior debt through March 31, 2002. Additional required permanent reductions of approximately $180 million and $150 million are due on June 30 and October 15, 2002, respectively. The remaining outstanding balance is due November 30, 2002 (see Note 4). The Company continues to actively pursue its Disposal Plan (see Note 10). However, there can be no assurance when or whether the Company will consummate any of these transactions. If the Company is unable to consummate asset disposals as outlined in its Disposal Plan in time to meet scheduled amortizations, the Company expects to seek further restructuring of its credit facilities. Furthermore, the proceeds of the Disposal Plan, if consummated in its entirety, and the sale of the Strategic Notes will be insufficient to repay the Restructured Facilities upon their maturity in November 2002. Accordingly, the Company will have to restructure or refinance its existing Restructured Facilities before their scheduled maturity in November 2002. The Company believes it will be able to restructure of refinance its existing Restructured Facilities before their scheduled maturity in November 2002. However, there can be no assurance that it will be able to do so. The Company's auditors have issued their opinion on the September 30, 2001 consolidated financial statements with a going concern explanatory paragraph. The accompanying condensed consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that might result if the Company were unable to continue as a going concern.

At January 31, 2002, excluding all amounts related to the amended Rexair Credit Facility, the Company had approximately $675.9 million committed under the Restructured Facilities, of which approximately $524.2 million had been utilized and the balance of $151.7 million was available. At January 31, 2002, $9.7 million was available for borrowing solely by Rexair under the amended Rexair Credit Facility. These amounts are net of letters of credit outstanding of $19.3 million at January 31, 2002. In addition, the Company had letters of credit outstanding with other financial institutions totaling $31.4 million as of December 31, 2001.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In the normal course of doing business, the Company is exposed to the risks associated with changes in interest rates and currency exchange rates. To limit the risks from such fluctuations, the Company enters into various hedging transactions that have been authorized pursuant to the Company's policies, but does not engage in such transactions for trading purposes.

To manage exposure to interest rate movements, the Company uses interest rate protection agreements. Based on the Company's overall exposure to interest rate changes, a hypothetical increase of 100 basis points across all maturities of its floating rate debt obligations, after considering interest rate protection agreements, would decrease the Company's pre-tax earnings in fiscal 2002 by approximately $8.0 million.

The Company is also exposed to foreign currency exchange risk related to its international operations as well as its U.S businesses, which import or export goods. The Company has made limited use of financial instruments to manage this risk.

Effective October 1, 2000, the Company adopted Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. Refer to NOTE 12 to the Company's Condensed Consolidated Financial Statements for additional information on its derivative and hedging activities.


PART II. OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS

See NOTE 5 to the Company's Condensed Consolidated Financial Statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        U.S. INDUSTRIES, INC.

Date:       February 12, 2002

                                        By: /s/ Allan D. Weingarten
                                           ----------------------------------
                                        Allan D. Weingarten
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer)


                                        /s/ Francisco V. Punal
                                        -------------------------------------
                                        Francisco V. Punal
                                        Vice President of Finance
                                        (Principal Accounting Officer)