Form 10-Q
period 2002-03-30
US INDUSTRIES INC /DE
filed 2002-05-15
CIK 1056874

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number:   1-14557

U.S. INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-3568449
(State or other jurisdiction of	(I.R.S.Employer Identification No.)
incorporation or organization)

101 Wood Avenue South

Iselin, NJ	08830
(Address of principal executive offices)	(Zip code)

(732) 767–0700

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

Yes ☒   No ☐

As of May 1, 2002 U.S. Industries, Inc. had one class of common stock, of which 74,506,608 shares were outstanding.

U.S. INDUSTRIES, INC.

U.S. INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions except per share data)

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2002	2001	2002	2001

Net sales	$276.3	$266.5	$530.7	$518.3
Operating costs and expenses:
Cost of products sold	190.3	188.0	368.6	369.8
Selling, general and administrative expenses	59.5	60.3	121.0	118.3

Operating income	26.5	18.2	41.1	30.2

Interest expense	(20.0)	(23.9)	(42.9)	(43.7)
Interest income	0.7	6.6	2.6	13.6
Other expense, net	(4.2)	(2.7)	(4.8)	(7.9)
Income (loss) before income taxes, discontinued operations and cumulative effect of accounting change	3.0	(1.8)	(4.0)	(7.8)
Benefit from income taxes	—	0.7	—	3.1
Income (loss) from continuing operations	3.0	(1.1)	(4.0)	(4.7)

Income from discontinued operations, net of tax provision of $6.2 and $5.7 for the three and six months in 2001, respectively	—	1.7	—	1.8

Cumulative effect of accounting change, net of taxes of $0.8 in 2001	—	—	—	(0.7)

Net income (loss)	$3.0	$0.6	$(4.0)	$(3.6)

Income (loss) per basic share:
Continuing operations	$0.04	$(0.01)	$(0.05)	$(0.06)
Discontinued operations	—	0.02	—	0.02
Cumulative effect of accounting change	—	—	—	(0.01)

Net income (loss)	$0.04	$0.01	$(0.05)	$(0.05)

Income (loss) per diluted share:
Continuing operations	$0.04	$(0.01)	$(0.05)	$(0.06)
Discontinued operations	—	0.02	—	0.02
Cumulative effect of accounting change	—	—	—	(0.01)

Net income (loss)	$0.04	$0.01	$(0.05)	$(0.05)

Cash dividend declared per share	$—	$—	$—	$0.05

The accompanying notes are an integral part of these statements.

U.S. INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions)

	March 31, 2002	September 30, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32.2	$65.2
Trade receivables, net	252.3	228.8
Inventories	182.1	191.0
Deferred income taxes	6.2	6.2
Net assets held for sale	331.7	491.6
Income taxes receivable	10.9	6.8
Investment in Strategic Notes	—	102.0
Other current assets	30.2	35.4

Total current assets	845.6	1,127.0

Restricted cash collateral accounts	81.8	4.4
Property, plant and equipment, net	151.6	158.5
Other assets	175.7	184.3
Goodwill and other intangibles, net	301.0	302.4
	$1,555.7	$1,776.6

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Notes payable	$15.1	$12.0
Current maturities of long-term debt	639.6	436.5
Trade accounts payable	95.9	101.3
Accrued expenses and other current liabilities	112.0	123.5

Total current liabilities	862.6	673.3

Long-term debt	381.0	778.3
Deferred income taxes	12.3	12.5
Other liabilities	103.5	112.9

Total liabilities	1,359.4	1,577.0
Commitments and contingencies
Stockholders’ equity	196.3	199.6
	$1,555.7	$1,776.6

The accompanying notes are an integral part of these statements.

U.S. INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Six months ended March 31,
	2002	2001
OPERATING ACTIVITIES:
Loss from continuing operations	$(4.0)	$(4.7)
Adjustments to reconcile the loss from continuing operations to net cash used in operating activities of continuing operations:
Depreciation and amortization	13.2	21.3
Amortization of deferred financing costs	3.4	1.9
Other operating activities, net	1.4	(0.9)
Changes in operating assets and liabilities, excluding the effects of dispositions	(44.1)	(36.3)
NET CASH USED IN OPERATING ACTIVITIES OF CONTINUING OPERATIONS	(30.1)	(18.7)

Income from discontinued operations	—	1.8
Decrease (increase) in net assets of discontinued operations	23.6	(38.8)
NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS	23.6	(37.0)
NET CASH USED IN OPERATING ACTIVITIES	(6.5)	(55.7)

INVESTING ACTIVITIES:
Proceeds from sale of businesses, net	143.1	7.5
Proceeds from sale of Strategic Notes, net	105.9	-
Purchases of property, plant and equipment	(8.3)	(13.3)
Proceeds from sale of excess real estate	—	3.2
Proceeds from sale of fixed assets	1.5	4.5
Other investing activities, net	1.1	(0.2)
NET CASH PROVIDED BY INVESTING ACTIVITIES	243.3	1.7

FINANCING ACTIVITIES:
Proceeds from long-term debt	42.3	1,037.2
Repayment of long-term debt	(238.4)	(947.7)
Escrow deposits	(77.5)	-
Proceeds (repayment) of notes payable, net	3.5	(14.7)
Proceeds from exercise of stock options	—	0.3
Proceeds from sale of trade accounts receivable	—	29.1
Purchase of treasury stock	—	(43.1)
Payment of dividends	—	(7.7)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(270.1)	53.4

Effect of exchange rate changes on cash and cash equivalents	0.3	(12.1)

DECREASE IN CASH AND CASH EQUIVALENTS	(33.0)	(12.7)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	65.2	24.7
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$32.2	$12.0

The accompanying notes are an integral part of these statements.

U.S. INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in millions)

(unaudited)

Note 1-Basis of Presentation

U.S. Industries, Inc., together with its subsidiaries (the “Company”), manufactures and distributes a broad range of consumer and industrial products.  Certain amounts in the prior year have been reclassified to reflect the discontinuance of certain operations (see Note 10) and to conform them to the presentation used in the current year.

The Company operates on a 52- or 53-week fiscal year ending on the Saturday nearest to September 30.  Any three or six month data contained in this Report on Form 10-Q reflects the results of operations for the 13-week and 26-week periods ended on the Saturday nearest March 31 of the respective year, but are presented as of March 31 for convenience.  The Company’s condensed consolidated interim financial statements as of March 31, 2002 and for the 13-week and 26-week periods ending March 31, 2002 (also referred to as the “Second Quarter of 2002” and “First Half of 2002”, respectively) and March 31, 2001 (also referred to as the “Second Quarter of 2001” and “First Half of 2001”, respectively) are unaudited.  However, in the Company’s opinion, these financial statements reflect all normal, recurring adjustments necessary to provide a fair presentation of its financial position, results of operations and cash flows for the periods presented.  These interim financial statements are condensed, and thus, do not include all of the information and footnotes required by accounting principals generally accepted in the United States for presentation of a complete set of financial statements.

These interim results are not necessarily indicative of the results that should be expected for the full year.  For a better understanding of the Company and its financial statements, the condensed interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended September 30, 2001, which are included in its 2001 Annual Report on Form 10-K, filed on January 14, 2002.

On December 28, 2001, the Board of Directors approved a formal Disposal Plan in connection with the Company’s obligation to pay debt amortization as set forth in the restructured debt agreements.  The Disposal Plan called for the sale of five businesses, Ames True Temper, Selkirk, Lighting Corporation of America, Spear & Jackson and SiTeco Lighting, during 2002.  The net assets of the discontinued businesses are included in net assets held for sale in all periods presented.

The Company expects to satisfy operating liquidity needs through operating cash flow and borrowings under its credit facilities.  The Company completed the sale of Ames True Temper and the Strategic Notes in January 2002 (see Note 4).  In April 2002, the Company sold Lighting Corporation of America for $250 million (see Note 4).  The net proceeds from these sales are sufficient to fund the scheduled reductions of the Company’s senior debt through June 30, 2002.  An additional required permanent reduction of debt of approximately $119.4 million is due on October 15, 2002, with the remaining outstanding balance under the Restructured Facilities due on November 30, 2002 (see Note 4).  The Company continues to actively pursue its Disposal Plan.  However, there can be no assurance when or whether the Company will consummate the remaining transactions.  If the Company is unable to consummate asset disposals as outlined in its Disposal Plan in time to meet scheduled debt reductions, the Company expects to seek further restructuring of its credit facilities.  Furthermore, the proceeds of the Disposal Plan, if consummated in its entirety, will be insufficient to repay the Restructured Facilities upon their maturity in November 2002.  Accordingly, the Company will have to restructure or refinance its existing Restructured Facilities before their scheduled maturity in November 2002.  The Company believes it will be able to restructure or refinance its existing Restructured Facilities before their scheduled maturity in November 2002.  However, there can be no assurance that it will be able to do so.  As a result of the uncertainty regarding the Company’s ability to make future scheduled reductions of the senior debt, the Company’s auditors included a going concern explanatory paragraph in their report on the September 30, 2001 consolidated financial statements.  The accompanying condensed consolidated financial statements have been prepared on a going concern basis of accounting and do not include any adjustments that might result if the Company were unable to continue as a going concern.

Note 2-Inventories

Inventories consist of the following:

	March 31, 2002	September 30, 2001

Finished products	$110.8	$115.6
Work-in process	12.9	11.5
Raw materials	58.4	63.9
	$182.1	$191.0

U.S. INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in millions)

(unaudited)

Note 3 – Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for the fiscal years beginning after December 15, 2001.  Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements.  Other intangible assets will continue to be amortized over their useful lives.  SFAS No. 141 is effective commencing July 1, 2001, and the Company elected to adopt SFAS No. 142 as of October 1, 2001.  Accordingly, as of October 1, 2001, the Company no longer amortizes goodwill.

SFAS No. 142, which the Company adopted on October 1, 2001, requires that goodwill be tested for impairment at the reporting unit level at adoption and at least annually thereafter, utilizing a two-step methodology.  The initial step requires the Company to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such unit.  If the fair value exceeds the carrying value, no impairment loss is recognized.  However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of this unit may be impaired.  The amount, if any, of the impairment would then be measured in the second step.  The Company performed the initial step on its two reporting units – Bath & Plumbing and Rexair—as of October 1, 2001.  The fair values of each reporting unit exceeded the carrying values.  Consequently, no impairment was recognized and the second step was not required.

As of March 31, 2002, the Company had net goodwill of $231.8 million in the Bath & Plumbing segment, compared to $233.5 million as of September 30, 2001.  The decrease in the goodwill balance is due to exchange rate fluctuations.

Identifiable intangible assets as of March 31, 2002 are comprised of:

	Gross Carrying Amount	Accumulated Amortization

Amortizable intangible assets	$0.9	$0.1
Non-amortizable intangible assets	68.4	—
Total identifiable intangible assets	$69.3	$0.1

Amortizable intangible assets consist of patented technology, which will be amortized over its 10-year useful life.  Non-amortizable intangible assets include a trade name and distributor network.

The reported net loss before the cumulative effect of accounting change of $2.9 million in the first half of 2001 would have resulted in income of $3.9 million if adjusted to exclude amortization.  The following table presents actual results of operations for the second quarter and first half of 2002 and a reconciliation of reported net income (loss) to adjusted net income (loss) for the second quarter and first half of 2001.

	Second Quarter		First Half
	2002	2001	2002	2001
Net income (loss):
Reported income (loss)	$3.0	$0.6	$(4.0)	$(3.6)
Add back: Goodwill amortization - after tax	—	3.4	—	6.8

Adjusted net income (loss)	$3.0	$4.0	$(4.0)	$3.2

Basic earnings (loss) per share:
Reported net income (loss) per share	$0.04	$0.01	$(0.05)	$(0.05)
Add back: Goodwill amortization	—	0.05	-	0.09

Adjusted earnings (loss) per share - basic	$0.04	$0.06	$(0.05)	$0.04

Diluted earnings (loss) per share:
Reported net income (loss) per share	$0.04	$0.01	$(0.05)	$(0.05)
Add back: Goodwill amortization	—	0.05	—	0.09

Adjusted earnings (loss) per share - diluted	$0.04	$0.06	$(0.05)	$0.04

U.S. INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in millions)

(unaudited)

Note 4-Long-Term Debt

Long-term debt consists of the following:

	March 31, 2002	September 30, 2001

7.125% Senior Notes due October 15, 2003, net	$249.3	$249.1
7.25% Senior Notes due December 1, 2006, net	124.0	123.9
Restructured Facilities, Rexair	129.8	166.2
Restructured Facilities, U.S. Industries	508.6	665.3
Other long-term debt	8.9	10.3
	1,020.6	1,214.8
Less current maturities	(639.6)	(436.5)
Long-term debt	$381.0	$778.3

On August 15, 2001, the Company finalized a comprehensive restructuring of its bank debt and the bank debt of Rexair Inc. (“Rexair”), which was reacquired from Strategic Industries, LLC (“Strategic”) on the same date.  For more detailed information on these facilities (the “Restructured Facilities”), refer to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001.  The Restructured Facilities require cumulative permanent reductions of the Company’s senior debt over the term of the facilities, which mature on November 30, 2002.  In addition, the Senior Notes and Restructured Facilities contain cross default and cross acceleration provisions.

On January 14, 2002, the Company sold Ames True Temper to Wind Point Partners V, L.P. and Wind Point Partners IV, L.P. and their affiliates for approximately $165.0 million, before transaction costs and preliminary working capital adjustments totaling approximately $21.9 million.  The net proceeds approximated the carrying value of the businesses.  The entire net cash proceeds were applied to reduce the Company’s funded and unfunded senior debt, approximately $44 million of which were deposited into cash collateral accounts for the benefit of the holders of the Company’s Senior Notes and certain other creditors.  The remainder was remitted to the Lenders under the Restructured Facilities, and the total facilities were permanently reduced by that amount.

On January 16, 2002, the Company sold its Strategic Notes and equity interest in Strategic to Strategic and its affiliates for approximately $105.9 million, net of transaction costs of approximately $1.7 million.  The net proceeds approximated the carrying value of the Strategic Notes and equity investment.  The entire net cash proceeds were applied to reduce the Company’s funded and unfunded senior debt, approximately $32 million of which were deposited into cash collateral accounts for the benefit of the holders of the Company’s Senior Notes and certain other creditors.  The remainder was remitted to the Lenders under the Restructured Facilities, and the total facilities were permanently reduced by that amount.  The proceeds from the sale of Ames True Temper and the Strategic Notes satisfied the required permanent reductions of the Company’s senior debt through March 31, 2002.

On April 26, 2002, the Company sold Lighting Corporation of America for $250.0 million in cash, before estimated transaction costs and preliminary working capital adjustments totaling approximately $39.7 million. The net proceeds approximated the carrying value of the business. The entire net cash proceeds were applied to reduce the Company’s funded and unfunded senior debt, approximately $64 million of which were deposited into cash collateral accounts for the benefit of the holders of the Company’s Senior Notes and certain other creditors.  The remainder was remitted to the Lenders under the Restructured Facilities, and the total facilities were permanently reduced by that amount.

At May 1, 2002, excluding all amounts related to the amended Rexair Credit Facility, the Company had approximately $556.5 million committed under the Restructured Facilities, of which approximately $382.0 million had been utilized and the balance of $174.5 million was available.  Also at May 1, 2002, $15.8 million was available for borrowing solely by Rexair under the amended Rexair Credit Facility.  These amounts are net of letters of credit outstanding of $20.7 million.  The total commitment under the amended Rexair Credit Facility will be reduced by $5.0 million on May 31, 2002.  The Company had letters of credit outstanding with other financial institutions totaling $28.6 million as of May 1, 2002.

U.S. INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in millions)

(unaudited)

Note 5-Commitments and Contingencies

The Company is subject to a wide range of environmental protection laws.  The Company has remedial and investigatory activities underway at approximately 49 sites, of which it has been named as a Potentially Responsible Party ("PRP") at 15 "superfund" sites pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 or comparable statutes.  The Company accrues an amount for each case when the likelihood of an unfavorable outcome is probable.  As of March 31, 2002, the Company had accrued $6.1 million in continuing operations ($0.6 million accrued as current liabilities; $5.5 million as non-current liabilities) for known environmental-related matters.  The Company believes that the range of liability for such matters is between $6.2 million and $11.2 million (including cases where the likelihood of an unfavorable outcome is only reasonably possible).  For more detailed information regarding management’s assessment of this potential liability, refer to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001.

Certain of the Company’s subsidiaries are defendants or plaintiffs in lawsuits that have arisen in the normal course of business.  While certain of these matters involve substantial amounts, it is management’s opinion, based on the advice of counsel, that the ultimate resolution of such litigation will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

In June 1998, the Company acquired Zurn Industries, Inc. (“Zurn”).  Zurn is a wholly-owned subsidiary of the Company.  Zurn, along with many other companies, is a codefendant in numerous asbestos related lawsuits pending in the United States.  Plaintiffs’ claims against Zurn allege personal injuries allegedly caused by exposure to asbestos used primarily in industrial boilers formerly manufactured by Zurn.  Zurn did not manufacture asbestos or asbestos components but purchased it from other suppliers.  As of March 31, 2002, the number of asbestos claims pending against Zurn was approximately 59,000.

Since Zurn received its first asbestos claim in the 1980’s, Zurn has settled or otherwise disposed of approximately 38,000 asbestos claims.  Zurn’s insurers have paid all settlement costs relating to these claims in an aggregate amount that has not eroded the available insurance coverage by a material amount.  Defense costs are currently being paid by Zurn’s insurers without eroding the coverage amounts of its insurance policies.

Zurn estimates that its potential liability for asbestos claims pending against it and for claims estimated to be filed through 2011 is approximately $107 million.  This estimate is based on its view of the current and anticipated number of asbestos claims, the timing and amounts of asbestos payments and the status of ongoing litigation, defense strategies and settlement initiatives.  However, there are inherent uncertainties involved in estimating both the number of future asbestos claims as well as future settlement costs, and the actual liability could exceed Zurn’s estimate due to changes in facts and circumstances after the date of the estimate.  Further, while there is presently no reasonable basis for estimating Zurn’s asbestos liability beyond 2011, such liability may continue beyond 2011, and such liability could be substantial.

Zurn’s available insurance to cover its potential asbestos liability is between approximately $300 million to $368 million.  Zurn believes, based on its experience in defending the claims and the amount of insurance coverage available, that it has sufficient insurance to cover the pending and reasonably estimable future claims. This conclusion was reached after considering the insurance payments made to date by Zurn’s insurance carriers, existing insurance policies, and the advice of insurance coverage counsel with respect to applicable insurance coverage law relating to the terms and conditions of those policies.   After review of the foregoing with Zurn and its consultants, the Company believes that the resolution of Zurn’s pending and reasonably estimable asbestos claims will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

The Company continues to guarantee the lease payments of an Ames True Temper master distribution center.  The lease obligation will expire in 2015.  The lease payments total $3.6 million for 2002, and increase by 2.25% each year thereafter.  The Company obtained a security interest and indemnification from Ames True Temper on the lease that would enable it to exercise remedies in the event of default.

U.S. INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in millions)

(unaudited)

Note 6-Comprehensive Income

The components of comprehensive income are as follows:

	Second Quarter		First Half
	2002	2001	2002	2001
Net income (loss)	$3.0	$0.6	$(4.0)	$(3.6)
Foreign currency translation:
Adjustment arising during the period	(1.9)	(13.6)	(1.9)	(10.9)
Reclassification adjustment in earnings	—	1.0	—	6.0
Derivative instruments and hedging activities:
Fair value adjustment arising during period	—	(0.8)	(0.3)	0.4
Reclassification adjustment in earnings	0.7	(0.9)	1.1	(0.9)

Comprehensive income (loss)	$1.8	$(13.7)	$(5.1)	$(9.0)

Note 7-Earnings Per Share

The Company’s basic and diluted weighted average number of common shares outstanding was 73.6 million and 73.5 million for the second quarter of 2002 and 2001, respectively.  For the first half of 2002 and 2001, the Company’s weighted average number of common shares outstanding was 73.5 million and 74.7 million, respectively.  Options to purchase 6.1 million shares were not included in the Company’s computation of diluted earnings per share in all periods presented.  The effect of assuming that 0.7 million and 0.8 million shares of restricted stock vested in the second quarter and first half of 2002, respectively, was also excluded from the computation of diluted earnings per share.  Likewise, both the second quarter and first half of 2001 exclude the effect of assuming that 1.1 million shares of restricted stock vested from the computation of diluted earnings per share.

Note 8-Income Taxes

The Company has not recorded an income tax benefit on its loss from continuing operations in the first half of 2002 because of the uncertainty of its ultimate realization.  The Company recorded a $3.1 million tax benefit on its loss from continuing operations of $7.8 million (an effective tax rate of approximately 39.5%) in the comparable period of fiscal 2001.

Note 9-Segment Data

The Company currently operates in two reportable business segments – Bath & Plumbing and Rexair.  The Company has redefined its business segments for fiscal 2002 due to the acquisition of Rexair on August 15, 2001.  The Rexair segment consists solely of the Rexair business.  The following is a summary of the significant accounts and balances by segment, reconciled to the consolidated totals.

U.S. INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in millions)

(unaudited)

		Bath & Plumbing	Rexair	Corporate	Consolidated Total
Net Sales
Second Quarter	2002	$249.9	$26.4	$—	$276.3
	2001	266.5	—	—	266.5

First Half	2002	477.7	53.0		530.7
	2001	518.3	—	—	518.3

Total Operating Income (Loss)
Second Quarter	2002	$21.9	$7.7	$(3.1)	$26.5
	2001	23.3	—	(5.1)	18.2

First Half	2002	36.1	15.3	(10.3)	41.1
	2001	40.1	—	(9.9)	30.2

Capital Expenditures
Second Quarter	2002	$3.0	$0.1	$—	$3.1
	2001	6.5	—	0.2	6.7

First Half	2002	8.1	0.2	—	8.3
	2001	13.1	—	0.2	13.3

Depreciation and Amortization
Second Quarter	2002	$5.2	$0.8	$0.4	$6.4
	2001	8.1	—	1.2	9.3

First Half	2002	10.7	1.5	1.0	13.2
	2001	19.4	—	1.9	21.3

Assets (1)
As of March 31, 2002		$897.3	$114.0	$544.4	$1,555.7
As of September 30, 2001		902.6	118.4	755.6	1,776.6

(1)           Corporate assets include net assets held for sale of $331.7 million as of March 31, 2002 and $491.6 million as of September 30, 2001.

The Company has experienced some seasonality in its Bath and Plumbing segment.  Sales of several products such as spas and swimming pool equipment are sensitive to weather conditions and tend to experience a significant decrease in sales during the fall and winter months (predominantly the first and second fiscal quarters). Sales are also affected when weather affects outside construction and installation.

Note 10-Acquisition/Disposition of Businesses and Discontinued Operations

Acquisition of Business

Contemporaneously with the closing of its debt restructuring on August 15, 2001, the Company reacquired the 75% equity interest in Rexair, the manufacturer of “Rainbow” vacuum cleaners, previously sold to Strategic as part of the Diversified transactions in March 2000.  The results of Rexair are now included in the Rexair segment.  The Company accounted for Rexair under the equity method of accounting during the time period from March 24, 2000 until August 15, 2001 when the Company held only a 25% equity interest.

Disposition of Business

During the first quarter of 2001, the Company sold its European HVAC business for proceeds of $7.5 million, which approximated its carrying value.  The operating results of this business were included in the Bath & Plumbing segment prior to its disposal.

Discontinued Operations

On December 28, 2001, the Board of Directors approved a formal Disposal Plan in connection with the Company’s obligation to pay debt amortization as set forth in the restructured debt agreements.  The Disposal Plan called for the sale of five businesses, Ames True Temper, Selkirk, Lighting Corporation of America, Spear & Jackson and SiTeco Lighting,

U.S. INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in millions)

(unaudited)

Note 10-Acquisition/Disposition of Businesses and Discontinued Operations (continued)

during 2002.  The Company completed the sale of Ames True Temper in January 2002 and the sale of Lighting Corporation of America in April 2002 (see Note 4 for more information on these disposals).

The operating results of these businesses were classified as discontinued operations in 2001 and, in accordance with APB No. 30, their estimated fiscal 2002 operating income (loss) was included in the Company’s expected loss on disposal which was recorded in September 2001.  Consequently, the operating results of these businesses for the second quarter and first half of 2002 are not reflected in the Company’s Condensed Consolidated Statements of Operations.  Summarized results of discontinued operations are as follows:

	Second Quarter		First Half
	2002	2001	2002	2001

Net sales	$226.7	$362.5	$513.8	$667.3

Operating income	8.2	16.0	19.7	19.6

The decrease in operating income for the second quarter of 2002 when compared to the prior year was largely due to the disposal of Ames True Temper.  Ames True Temper had $8.1 million of operating income in the second quarter of 2001, compared to an operating loss of $1.5 million in the second quarter of 2002, prior to its disposal on January 14, 2002.  This decrease is offset in the year to date period primarily due to non-recurring charges of $5.2 million incurred in the first quarter of 2001.  These charges consisted of $3.8 million related to opening a new master distribution center at Ames True Temper and $1.4 million related to product sourcing initiatives at Lighting Corporation of America.  Operating income in the prior year also includes goodwill amortization of $1.4 million and $2.8 million for the second quarter and first half of 2001, respectively.

Also included in net income from discontinued operations were after-tax losses of $0.5 million and $1.9 million in the second quarter and first half of 2001, respectively, mainly attributable to the settlement of certain claims surrounding the previously disposed Power Systems businesses and a $7.0 million after tax loss on the sale of the Company’s Saws Division of Spear & Jackson in the second quarter of 2001.

Amounts classified as net assets held for sale consist of the following:

	March 31, 2002	September 30, 2001

Net current assets	$112.8	$144.8
Property, plant and equipment, net	170.7	277.3
Other non-current assets and liabilities, net	48.2	69.5
Net assets held for sale	$331.7	$491.6

Note 11-Derivatives and Hedging Activities

Effective October 1, 2000, the Company adopted Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships.  The Company hedged a portion of its variable-rate debt by entering into an interest rate swap in which the Company agrees to exchange, at specified intervals, the calculated difference between fixed and variable interest amounts on $90 million of its debt.  The swap, which matures on June 30, 2002, is designated as a cash flow hedge of the underlying variable-rate interest payments and is recorded as a current liability in the Company’s balance sheet.  Since an assessment of the hedging relationship revealed that it was 100% effective, the unrealized loss is recorded in accumulated other comprehensive income (loss) (“OCI”) within stockholders’ equity.  As of March 31, 2002, there was an unrealized loss of $0.6 million in OCI related to this contract.  The amounts in OCI will be recognized as additional interest expense over the term of the swap agreement.

U.S. INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in millions)

(unaudited)

Note 12-Supplemental Joint Issuer and Guarantor Financial Information

The following represents the supplemental consolidating condensed financial statements of U.S. Industries, Inc. (“USI”), USI Global and USIAH which are the jointly obligated issuers of the Company’s Senior Notes, and USI Atlantic, which is the guarantor of the Notes, and their subsidiaries which are not guarantors of the Notes, as of March 31, 2002 and September 30, 2001 and for the three and six months ended March 31, 2002 and 2001, respectively.  Certain of the other subsidiaries have pledged their stock and assets as collateral for the Senior Notes.  Separate consolidated financial statements of USI, USI Global, USI Atlantic and USIAH are not presented, as management has determined that they would not be material to investors.  Refer to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001 with respect to certain security interests in favor of the holders of the Notes.

	Second Quarter 2002
	USI	USI Global	USI Atlantic	USIAH	Other Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$—	$—	$276.3	$—	$276.3
Operating costs and expenses:
Cost of products sold	—	—	—	—	190.3	—	190.3
Selling, general and administrative expenses	3.1	—	—	—	56.4	—	59.5
Operating income (loss)	(3.1)	—	—	—	29.6	—	26.5

Interest expense	(9.8)	(6.1)	—	—	(4.1)	—	(20.0)
Interest income	0.5	—	—	—	0.2	—	0.7
Intercompany interest income (expense), net	(7.4)	15.1	—	—	(7.7)	—	—
Other expense, net	(2.5)	—	—	—	(1.7)	—	(4.2)
Other intercompany income (expense)	—	(15.4)	—	15.4	—	—	—
Minority interest income (expense)	(13.8)	—	—	13.8	—	—	—
Equity in earnings of investees, net	39.1	8.0	30.8	1.6	—	(79.5)	—
Income before income taxes and discontinued operations	3.0	1.6	30.8	30.8	16.3	(79.5)	3.0
Provision (benefit) for income taxes	—	—	—	—	—	—	—

Income from continuing operations	3.0	1.6	30.8	30.8	16.3	(79.5)	3.0

Income from discontinued operations	—	—	—	—	—	—	—

Net income	$3.0	$1.6	$30.8	$30.8	$16.3	$(79.5)	$3.0

	Second Quarter 2001
	USI	USI Global	USI Atlantic	USIAH	Other Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$—	$—	$266.5	$—	$266.5
Operating costs and expenses:
Cost of products sold	—	—	—	—	188.0	—	188.0
Selling, general and administrative expenses	5.0	—	—	—	55.3	—	60.3
Operating income (loss)	(5.0)	—	—	—	23.2	—	18.2

Interest expense	(11.8)	(11.5)	—	—	(0.6)	—	(23.9)
Interest income	6.0	—	—	—	0.6	—	6.6
Intercompany interest income (expense), net	(6.9)	15.6	—	—	(8.7)	—	—
Other expense, net	(1.4)	—	—	—	(1.3)	—	(2.7)
Other intercompany income (expense)	—	(15.4)	—	15.4	—	—	—
Minority interest income (expense)	(15.4)	—	—	15.4	—	—	—
Equity in earnings of investees, net	21.3	4.2	15.9	(2.6)	—	(38.8)	—
Income (loss) before income taxes and discontinued operations	(13.2)	(7.1)	15.9	28.2	13.2	(38.8)	(1.8)

Provision (benefit) for income taxes	(13.8)	(4.5)	—	12.3	5.3	—	(0.7)

Income (loss) from continuing operations	0.6	(2.6)	15.9	15.9	7.9	(38.8)	(1.1)

Income from discontinued operations	—	—	—	—	1.7	—	1.7

Net income (loss)	$0.6	$(2.6)	$15.9	$15.9	$9.6	$(38.8)	$0.6

U.S. INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in millions)

(unaudited)

Note 12-Supplemental Joint Issuer and Guarantor Financial Information (continued)

	First Half 2002
	USI	USI Global	USI Atlantic	USIAH	Other Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$—	$—	$530.7	$—	$530.7
Operating costs and expenses:
Cost of products sold	—	—	—	—	368.6	—	368.6
Selling, general and administrative expenses	10.2	—	—	—	110.8	—	121.0
Operating income (loss)	(10.2)	—	—	—	51.3	—	41.1

Interest expense	(19.9)	(14.7)	—	—	(8.3)	—	(42.9)
Interest income	1.9	—	—	—	0.7	—	2.6
Intercompany interest income (expense), net	(14.6)	30.3	—	—	(15.7)	—	—
Other expense, net	(1.6)	—	—	—	(3.2)	—	(4.8)
Other intercompany income (expense)	—	(30.8)	—	30.8	—	—	—
Minority interest income (expense)	(29.2)	—	—	29.2	—	—	—
Equity in earnings of investees, net	69.6	9.1	53.9	(6.1)	—	(126.5)	—
Income (loss) before income taxes and discontinued operations	(4.0)	(6.1)	53.9	53.9	24.8	(126.5)	(4.0)

Provision (benefit) for income taxes	—	—	—	—	—	—	—

Income (loss) from continuing operations	(4.0)	(6.1)	53.9	53.9	24.8	(126.5)	(4.0)

Income from discontinued operations	—	—	—	—	—	—	—

Net income (loss)	$(4.0)	$(6.1)	$53.9	$53.9	$24.8	$(126.5)	$(4.0)

	First Half 2001
	USI	USI Global	USI Atlantic	USIAH	Other Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$—	$—	$518.3	$—	$518.3
Operating costs and expenses:
Cost of products sold	—	—	—	—	369.8	—	369.8
Selling, general and administrative expenses	9.8	—	—	—	108.5	—	118.3
Operating income (loss)	(9.8)	—	—	—	40.0	—	30.2

Interest expense	(21.5)	(20.8)	—	—	(1.4)	—	(43.7)
Interest income	12.1	—	—	—	1.5	—	13.6
Intercompany interest income (expense), net	(10.8)	27.2	—	—	(16.4)	—	—
Other expense, net	(5.8)	1.2	—	—	(3.3)	—	(7.9)
Other intercompany income (expense)	—	(30.8)	—	30.8	—	—	—
Minority interest income (expense)	(30.8)	—	—	30.8	—	—	—
Equity in earnings of investees, net	36.4	7.5	30.6	(6.4)	—	(68.1)	—
Income (loss) before income taxes, discontinued operations and cumulative effect of accounting change	(30.2)	(15.7)	30.6	55.2	20.4	(68.1)	(7.8)

Provision (benefit) for income taxes	(26.6)	(9.3)	—	24.6	8.2	—	(3.1)

Income (loss) from continuing operations	(3.6)	(6.4)	30.6	30.6	12.2	(68.1)	(4.7)

Income from discontinued operations	—	—	—	—	1.8	—	1.8
Cumulative effect of accounting change	—	—	—	—	(0.7)	—	(0.7)

Net income (loss)	$(3.6)	$(6.4)	$30.6	$30.6	$13.3	$(68.1)	$(3.6)

U.S. INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in millions)

(unaudited)

Note 12-Supplemental Joint Issuer and Guarantor Financial Information (continued)

	At March 31, 2002
	USI	USI Global	USI Atlantic	USIAH	Other Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$(0.1)	$—	$—	$—	$32.3	$—	$32.2
Trade receivables, net	—	—	—	—	252.3	—	252.3
Inventories	—	—	—	—	182.1	—	182.1
Deferred income taxes	22.2	(12.4)	—	—	(3.6)	—	6.2
Net assets held for sale	—	—	—	—	331.7	—	331.7
Income tax receivable	10.9	—	—	—	—	—	10.9
Other current assets	7.0	—	—	—	23.2	—	30.2
Total current assets	40.0	(12.4)	—	—	818.0	—	845.6

Restricted cash collateral accounts	81.8	—	—	—	—	—	81.8
Property, plant and equipment, net	0.6	—	—	—	151.0	—	151.6
Other assets	70.6	0.2	—	—	104.9	—	175.7
Goodwill and other intangibles, net	—	—	—	—	301.0	—	301.0
Investments in subsidiaries	1,209.0	810.7	790.6	735.3	—	(3,545.6)	—
Intercompany receivable (payable), net	(644.1)	303.0	—	159.5	181.6	—	—
Total assets	$757.9	$1,101.5	$790.6	$894.8	$1,556.5	$(3,545.6)	$1,555.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$—	$—	$—	$15.1	$—	$15.1
Current maturities of long-term debt	270.6	238.0	—	—	131.0	—	639.6
Trade accounts payable	0.1	—	—	—	95.8	—	95.9
Accrued expenses and other current liabilities	22.9	4.2	—	—	84.9	—	112.0
Total current liabilities	293.6	242.2	—	—	326.8	—	862.6

Long-term debt	249.3	124.0	—	—	7.7	—	381.0
Minority interest	—	—	—	104.2	—	(104.2)	—
Deferred income taxes	(0.9)	—	—	—	13.2	—	12.3
Other liabilities	19.6	—	—	—	83.9	—	103.5
Total liabilities	561.6	366.2	—	104.2	431.6	(104.2)	1,359.4
Commitments and contingencies
Stockholders’ equity	196.3	735.3	790.6	790.6	1,124.9	(3,441.4)	196.3
Total liabilities and stockholders’ equity	$757.9	$1,101.5	$790.6	$894.8	$1,556.5	$(3,545.6)	$1,555.7

U.S. INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in millions)

(unaudited)

Note 12-Supplemental Joint Issuer and Guarantor Financial Information (continued)

	At September 30, 2001
	USI	USI Global	USI Atlantic	USIAH	Other Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$(0.3)	$—	$—	$—	$65.5	$—	$65.2
Trade receivables, net	—	—	—	—	228.8	—	228.8
Inventories	—	—	—	—	191.0	—	191.0
Deferred income taxes	22.2	(12.4)	—	—	(3.6)	—	6.2
Net assets held for sale	—	—	—	—	491.6	—	491.6
Income taxes receivable	6.8	—	—	—	—	—	6.8
Other current assets	118.7	—	—	—	18.7	—	137.4
Total current assets	147.4	(12.4)	—	—	992.0	—	1,127.0

Restricted cash collateral accounts	4.4	—	—	—	—	—	4.4
Property, plant and equipment, net	0.6	—	—	—	157.9	—	158.5
Other assets	12.0	0.2	—	—	172.1	—	184.3
Goodwill and other intangibles, net	—	—	—	—	302.4	—	302.4
Investments in subsidiaries	1,168.9	687.6	647.7	652.4	—	(3,156.6)	—
Intercompany receivable (payable), net	(592.3)	524.3	—	128.7	(60.7)	—	—
Total assets	$741.0	$1,199.7	$647.7	$781.1	$1,563.7	$(3,156.6)	$1,776.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$—	$—	$—	$12.0	$—	$12.0
Current maturities of long-term debt	189.1	236.3	—	—	11.1	—	436.5
Trade accounts payable	0.7	—	—	—	100.6	—	101.3
Accrued expenses and other liabilities	18.5	5.5	—	—	99.5	—	123.5
Total current liabilities	208.3	241.8	—	—	223.2	—	673.3

Long-term debt	307.3	305.5	—	—	165.5	—	778.3
Minority interest	—	—	—	133.4	—	(133.4)	—
Deferred income taxes	(0.9)	—	—	—	13.4	—	12.5
Other liabilities	26.7	—	—	—	86.2	—	112.9
Total liabilities	541.4	547.3	—	133.4	488.3	(133.4)	1,577.0
Commitments and contingencies
Stockholders’ equity	199.6	652.4	647.7	647.7	1,075.4	(3,023.2)	199.6
Total liabilities and stockholders’ equity	$741.0	$1,199.7	$647.7	$781.1	$1,563.7	$(3,156.6)	$1,776.6

U.S. INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in millions)

(unaudited)

Note 12-Supplemental Joint Issuer and Guarantor Financial Information (continued)

	6 Months Ended March 31, 2002
	USI	USI Global	USI Atlantic	USIAH	Other Subsidiaries	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(47.7)	$(16.3)	$0.2	$—	$57.3	$—	$(6.5)

INVESTING ACTIVITIES:
Proceeds from sale of businesses, net	143.1	—	—	—	—	—	143.1
Proceeds from sale of Strategic Notes, net	105.9	—	—	—	—	—	105.9
Purchases of property, plant and equipment	—	—	—	—	(8.3)	—	(8.3)
Proceeds from sale of fixed assets	—	—	—	—	1.5	—	1.5
Net transfers with subsidiaries	(145.9)	75.6	—	—	—	70.3	—
Other investing activities, net	—	—	—	—	1.1	—	1.1
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	103.1	75.6	—	—	(5.7)	70.3	243.3

FINANCING ACTIVITIES:
Proceeds from long-term debt	38.3	—	—	—	4.0	—	42.3
Repayment of long-term debt	(15.0)	(180.0)	—	—	(43.4)	—	(238.4)
Escrow deposits	(77.5)	—	—	—	—	—	(77.5)
Proceeds from notes payable, net	—	—	—	—	3.5	—	3.5
Net transfers with parent	—	145.9	(0.2)	—	(75.4)	(70.3)	—

NET CASH USED IN FINANCING ACTIVITIES	(54.2)	(34.1)	(0.2)	—	(111.3)	(70.3)	(270.1)

Effect of exchange rate changes on cash and cash equivalents	(1.0)	(25.2)	—	—	26.5	—	0.3

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	0.2	—	—	—	(33.2)	—	(33.0)

Cash and cash equivalents at beginning of period	(0.3)	—	—	—	65.5	—	65.2

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$(0.1)	$—	$—	$—	$32.3	$—	$32.2

U.S. INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in millions)

(unaudited)

Note 12-Supplemental Joint Issuer and Guarantor Financial Information (continued)

	6 months ended March 31, 2001
	USI	USI Global	USI Atlantic	USIAH	Other Subsidiaries	Eliminations	Consolidated
NET CASH USED IN OPERATING ACTIVITIES	$(14.2)	$(15.8)	$—	$—	$(25.7)	$—	$(55.7)

INVESTING ACTIVITIES:
Proceeds from sale of businesses	5.1	—	—	—	2.4	—	7.5
Purchases of property, plant and equipment	(0.2)	—	—	—	(13.1)	—	(13.3)
Proceeds from sale of excess real estate	—	—	—	—	3.2	—	3.2
Proceeds from sales of fixed assets	—	—	—	—	4.5	—	4.5
Net transfers with subsidiaries	(41.6)	(44.5)	—	—	194.8	(108.7)	—
Other investing activities, net	—	—	—	—	(0.2)	—	(0.2)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(36.7)	(44.5)	—	—	191.6	(108.7)	1.7

FINANCING ACTIVITIES:
Proceeds from long-term debt	1,017.2	20.0	—	—	—	—	1,037.2
Repayment of long-term debt	(944.8)	—	—	—	(2.9)	—	(947.7)
Repayment of notes payable, net	—	—	—	—	(14.7)	—	(14.7)
Proceeds from exercise of stock options	0.3	—	—	—	—	—	0.3
Proceeds from sale of trade accounts receivable	29.1	—	—	—	—	—	29.1
Purchase of treasury stock	(43.1)	—	—	—	—	—	(43.1)
Payment of dividends	(7.7)	—	—	—	—	—	(7.7)
Net transfers with parent	—	41.6	—	—	(150.3)	108.7	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	51.0	61.6	—	—	(167.9)	108.7	53.4

Effect of exchange rate changes on cash and cash equivalents	—	(1.3)	—	—	(10.8)	—	(12.1)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	0.1	—	—	—	(12.8)	—	(12.7)

Cash and cash equivalents at beginning of period	0.1	—	—	—	24.6	—	24.7

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$0.2	$—	$—	$—	$11.8	$—	$12.0

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

This Quarterly Report on Form 10-Q contains both historical information and other information that may be used to infer future performance. Examples of historical information include the Company’s quarterly financial statements and the commentary on past performance contained in its MD&A.  While the Company has specifically identified certain information as being forward-looking in the context of its presentation, the Company cautions the reader that, with the exception of information that is clearly historical, all the information contained in this Quarterly Report on Form 10-Q should be considered to be "forward-looking statements" as referred to in the Act.  Without limitation, when it uses the words "believe," “estimate," "plan," "expect," "intend," "anticipate," "continue," "project," "probably," "should" and similar expressions, the Company intends to clearly express that the information deals with possible future events and is forward-looking in nature.

Forward-looking information involves risks and uncertainties.  This information is based on various factors and assumptions about future events that may or may not actually come true. As a result, the Company’s operations and financial results in the future could differ substantially from those the Company has discussed in the forward-looking statements in this Quarterly Report and other documents that have been filed with the Securities and Exchange Commission.  In particular, various economic and competitive factors, including those outside the Company’s control, such as availability of acquisition financing for purchasers of businesses under the Company’s disposal plan, interest rates, foreign currency exchange rates, instability in domestic and foreign financial markets, consumer spending patterns, energy costs and availability, freight costs, availability of consumer and commercial credit, adverse weather, levels of residential and commercial construction, and changes in raw material costs, could cause the Company’s actual results during the remainder of 2002 and in future years to differ materially from those expressed in any forward-looking statement made in this Quarterly Report on Form 10-Q.  In addition, the Company’s future results are subject to uncertainties relating to the Company’s ability to consummate its business strategy, including the sale of assets and refinancing of the Company’s Restructured Facilities, and realizing market synergies and cost savings from the integration of its acquired businesses.  All subsequent written and oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the foregoing factors.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of its financial condition and results of operations are based upon the Company's condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities. Management regularly reviews its estimates and assumptions.  These estimates and assumptions, which are based upon historical experience and on various other factors believed to be reasonable under the circumstances, form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Reported amounts and disclosures may have been different had management used different estimates and assumptions or if different conditions had occurred in the periods presented. The Company disclosed its accounting policies in its audited financial statements for the year ended September 30, 2001, which are included in its 2001 Annual Report on Form 10-K, filed on January 14, 2002.

Trade Receivables

The Company records an allowance for doubtful accounts, reducing its receivables balance to an amount the Company estimates is collectible from its customers.  Management uses significant judgment in estimating uncollectible amounts, considering numerous factors such as current overall economic conditions, industry-specific economic conditions, historical and current customer performance and customer relationships.  Although the Company considers its allowances for uncollectible accounts to be adequate and proper, changes in economic conditions or customer circumstances could have a material effect on the reserve balances required.  Historically, actual results have not deviated significantly from those previously estimated by management.

Inventories

The Company’s inventories are stated at the lower of cost or market value.  Management reviews its inventory balances to determine if inventories can be sold at amounts equal to or greater than their recorded values.  The review includes the identification of slow-moving inventories, obsolete inventories and discontinued products based on the historical performance of the inventories and current operational plans for inventories, as well as estimated future customer demand for the inventories.  Historically, actual results have not deviated significantly from those previously estimated by management.

Deferred Income Taxes

Deferred tax assets and liabilities represent the tax effects, based on current law, of any temporary differences in the timing of when revenues and expenses are recognized for tax purposes and when they are recognized for financial statement purposes.  Management reviews the deferred tax assets periodically for recoverability, and valuation allowances are provided as necessary.  The Company considers expected future income and gains from investments as well as tax planning strategies, including the potential sale of certain assets, in assessing the need for a valuation allowance against its deferred tax assets.  If future taxable income is different than expected, the Company may need to change its valuation allowance on its deferred tax assets.  Historically, actual results have not deviated significantly from those previously estimated by management.

Net Assets Held for Sale

The Company records reserves for the difference between the carrying value and the net realizable value of its net assets held for sale.  These reserves require that management make assumptions about estimated proceeds, based of the demand for these assets and current market conditions, and about estimated costs to sell, based on management’s professional knowledge and experience.  The Company monitors these reserves on an on-going basis and records adjustments to its estimates based on actual results and management’s updated knowledge.

Goodwill and Other Intangibles

The Company has significant intangible assets related to goodwill and other acquired intangibles.  The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments.  Changes in strategy, reporting unit operating results and/or market conditions could significantly impact these judgments and require adjustments to recorded asset balances.

Commitments and Contingencies

The Company is subject to proceedings, lawsuits and other claims related to environmental, labor, product and other matters.  The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses.  Management determines the amount of reserves needed, if any, for each individual issue based on their professional knowledge and experience and discussions with legal counsel.  The required reserves may change in the future due to new developments in each matter, the ultimate resolution of each matter or changes in approach such as a change in settlement strategy in dealing with these matters.

Revenue Recognition

The Company records revenue when delivery has occurred and title has passed to the customer.  Provisions are made for warranties and returns.  Management uses significant judgment in estimating warranty and sales return costs, considering numerous factors such as current overall economic conditions, industry-specific economic conditions and historical sales return and warranty rates.  Although the Company considers its warranty and sales return reserves to be adequate and proper, changes in historical customer patterns could require adjustments to the reserves.  Historically, however, actual results have not deviated significantly from those previously estimated by management.  The Company also records reductions to its revenues for customer and distributor programs and incentive offerings including special pricing agreements, promotions and other volume-based incentives.  The Company may take actions to increase customer incentive offerings possibly resulting in an incremental reduction of revenue at the time the incentive is offered.

Results of Operations

General

U.S. Industries, Inc., together with its subsidiaries (the “Company”), manufactures and distributes consumer and industrial products.  The Company has redefined its business segments for fiscal 2002 due to the reacquisition of Rexair on August 15, 2001 (see Note 10 to the condensed consolidated financial statements).  The Company now has a Bath & Plumbing segment and a Rexair segment, which consists solely of the Rexair business.  On December 28, 2001, the Company’s Board of Directors adopted a formal Disposal Plan in connection with the Company’s obligation to pay debt amortization (see Note 10 to the condensed consolidated financial statements).  The Disposal Plan called for the sale of the five businesses, Ames True Temper, Selkirk, Lighting Corporation of America, Spear & Jackson and SiTeco Lighting, during 2002.  The results of operations classified as discontinued are excluded from the following discussions of the Company’s continuing operating results and are discussed separately under the caption, “Discontinued Operations.”

	Second Quarter		First Half
	2002	2001	2002	2001

Net Sales
Bath & Plumbing	$249.9	$266.5	$477.7	$518.3
Rexair	26.4	—	53.0	—

Total Net Sales	$276.3	$266.5	$530.7	$518.3

Operating Income
Bath & Plumbing	$21.9	$23.3	$36.1	$40.1
Rexair	7.7	—	15.3	—
	29.6	23.3	51.4	40.1
Corporate expenses	(3.1)	(5.1)	(10.3)	(9.9)

Total Operating Income	$26.5	$18.2	$41.1	$30.2

The Company’s overall sales increased $9.8 million or 4% in the second quarter of 2002 and $12.4 million or 2% in the first half of 2002, over the comparable prior year periods.  The increase in sales is due to the inclusion Rexair in the fiscal 2002 results.  The Company reacquired the 75% equity interest in Rexair on August 15, 2001.  The Company previously accounted for Rexair under the equity method of accounting during the time period from March 24, 2000 until August 15, 2001 when the Company held only a 25% equity interest.  The increase was partially offset by a decrease in sales in the Bath & Plumbing segment.

Overall operating income increased $8.3 million and $10.9 million in the second quarter and first half of 2002, respectively, largely due to the reacquisition of Rexair and the early adoption of SFAS No. 142.  The Company stopped amortizing goodwill after adopting SFAS No. 142 on October 1, 2002.  The Company recorded goodwill amortization of $2.6 million and $5.2 million in the second quarter and first half of 2001, respectively.  This was partially offset by a decrease in operating income in the Bath & Plumbing segment.  In May 2002, the Company announced that is was moving its corporate headquarters to West Palm Beach, Florida.  The Company expects to realize substantial cost reductions as a result of the move and other administrative cost containment initiatives.

Bath & Plumbing

Sales in the Bath & Plumbing segment decreased $16.6 million or 6% for the second quarter of 2002 and $40.6 million or 8% for the first half of 2002, respectively, in comparison with the prior periods.  Sales in the second quarter and first half of fiscal 2001 included $1.7 million and $13.7 million, respectively, of sales from the Company’s disposed European HVAC businesses and discontinued product lines in the segment’s U.S. Brass operations.  The remaining decrease was primarily related to decreased sales in the domestic spa, whirlpool bath and above-ground pools businesses partially offset by sales increases in the U.K. bath and sink business and the domestic premium spa business.  The domestic spa and whirlpool bath businesses were affected by reduced sales of certain home center product lines for which the Company declined requests for price and service concessions.  The above-ground pools business was affected by excess inventory levels experienced by their distributor network.  The Company does not expect to recover these sales in the latter half of the year.  The U.K. bath and sink business was affected by improved weather conditions and new customer programs that have increased sales to existing customers.  The premium spa business has been successful in adding number of new distributors for its Jacuzzi Premium and Sundance lines.

Operating income decreased $1.4 million in the second quarter and $4.0 million in the first half of 2002 when compared with the respective prior periods.  This was primarily due to the decrease in sales of the domestic spa, whirlpool bath and above-ground pools businesses discussed above and the reduced absorption of overhead caused by a reduction in inventory levels and production in those businesses.  Also contributing to this decrease were the costs of consolidating selected whirlpool bath manufacturing facilities and a reduction in margins experienced by the European whirlpool bath and shower businesses as a result of increased competition.  The decrease was partially offset by increased sales in the U.K. bath and sink businesses and the fact that the Bath and Plumbing segment stopped amortizing goodwill in accordance with SFAS No. 142.  Operating income included $2.6 million and $5.2 million of goodwill amortization for the second quarter and first half of 2001, respectively.  The segment also incurred $4.9 million of non-recurring charges related to accelerated depreciation on the discontinued U.S. Brass lines during the first half of 2001.

Rexair

The Rexair segment consists solely of the Rexair business, which the Company reacquired in August 2001.  Rexair is a leading manufacturer of premium vacuum cleaner systems.  While still owned by Strategic, Rexair recorded sales of $30.4 million and $59.9 million and operating income of $8.1 million and $16.0 million, for the second quarter and first half of 2001, respectively.  Operating income in the second quarter and first half of 2001 included $1.0 million and $2.0 million of goodwill amortization, respectively.  The decrease in both sales and operating income is primarily attributable to a decrease in unit sales in Rexuir's international markets as a result of the ongoing strength in the U.S. dollar and difficulties encountered in certain markets as a result of the events of September 11 and recent events in the Middle East.

Corporate Expenses

Corporate expenses for the second quarter of 2002 decreased $2.0 million when compared to the prior year, largely due to an increase in pension income and less restricted stock amortization.  The Company recognized $1.1 million in income in the second quarter of 2002 related to a $58 million pension asset retained as a result of the Ames True Temper sale.  Also in the second quarter of 2001, the Company accelerated vesting of the restricted stock awards for certain executives who left the Company.  These favorable variances were partially offset by an increase in legal and other professional fees.  For the year to date period, expenses increased by $0.4 million largely due to an increase in legal and other professional services.

Interest Income and Expense

The decrease in interest expense for the second quarter and first half of 2002 compared to the respective prior year periods was largely due to a lower debt balance resulting from payments made to satisfy the permanent debt reductions of the Restructured Credit Facilities.  Provided that the cumulative permanent debt reductions under the Restructured Facilities are met, the Company expects interest expense to decrease further over the course of fiscal 2002.

The decrease in interest income in the second quarter and first half of 2002 is due to the sale of the 12.5% Strategic Notes in January 2002.  As part of the sale agreement, the Company received only $1.6 million for interest earned from October 1, 2001 through the sale of the Notes on January 16, 2002.  During the second quarter and first half of fiscal 2001, the Company recorded $5.7 million and $11.5 million of interest income related to the Notes.

Other expense, net

Other expenses increased in the second quarter of 2002 when compared to the prior period, largely due to the Company’s engagement of legal and other professionals in connection with its Restructured Credit Facilities.  Similar expenses were incurred during the first half of 2001 in connection with the Company’s previously planned spin-off of the LCA Group.

Taxes

The Company has not recorded an income tax benefit on its loss from continuing operations in the first half of 2002 because of the uncertainty of its ultimate realization.  The Company recorded a $3.1 million tax benefit on its loss from continuing operations of $7.8 million (an effective tax rate of approximately 39.5%) in the comparable period of fiscal 2001.

Discontinued Operations

On December 28, 2001, the Board of Directors approved a formal Disposal Plan in connection with the Company’s obligation to pay debt amortization as set forth in the restructured debt agreements.  The Disposal Plan called for the sale of five businesses, Ames True Temper, Selkirk, Lighting Corporation of America, Spear & Jackson and SiTeco Lighting, during 2002.  The Company completed the sale of Ames True Temper in January 2002 and the sale of Lighting Corporation of America in April 2002 (see Note 4 for more information on these disposals).

The operating results of these businesses were classified as discontinued operations in 2001 and, in accordance with APB No. 30, their estimated fiscal 2002 operating income (loss) was included in the Company’s expected loss on disposal which was recorded in September 2001.  Consequently, the operating results of these businesses for the second quarter and first half of 2002 is not reflected in the Company’s Condensed Consolidated Statements of Operations.  Summarized results of discontinued operations are as follows:

	Second Quarter		First Half
	2002	2001	2002	2001
	(in millions)
Net sales	$226.7	$362.5	$513.8	$667.3

Operating income	8.2	16.0	19.7	19.6

The decrease in operating income for the second quarter of 2002 when compared to the prior year was largely due to the disposal of Ames True Temper.  Ames True Temper had $8.1 million of operating income in the second quarter of 2001, compared to an operating loss of $1.5 million in the second quarter of 2002, prior to their disposal on January 14, 2002.  This decrease is offset in the year to date period primarily due to non-recurring charges of $5.2 million incurred in the first quarter of 2001.  These charges consisted of $3.8 million related to opening a new master distribution center at Ames True Temper and $1.4 million related to product sourcing initiatives at Lighting Corporation of America.  Operating income in the prior year also includes goodwill amortization of $1.4 million and $2.8 million for the second quarter and first half of 2001, respectively.

Also included in net income from discontinued operations were after-tax losses of $0.5 million and $1.9 million in the second quarter and first half of 2001, respectively, mainly attributable to the settlement of certain claims surrounding the previously disposed Power Systems businesses and a $7.0 million after tax loss on the sale of the Saws Division of Spear & Jackson in the second quarter of 2001.

Liquidity and Capital Resources

The Company’s primary sources of liquidity and capital resources are cash and cash equivalents, cash provided from operations and available borrowings under the Company’s Restructured Facilities.

Net cash used in operating activities of continuing operations was $30.1 million for the first half of 2002, compared to cash used of $18.7 million for the comparable period of the prior year.  The increase in cash used was primarily due to external pressure to extend terms on accounts receivable and lessen terms on accounts payable, coupled with lower operating profits at the Company’s Bath & Plumbing segment.  This was partially offset by cash provided from Rexair.  The Company typically uses cash in the first half of a fiscal year due to the seasonality of its Jacuzzi and Zurn businesses.  Sales of several Jacuzzi products such as spas and swimming pool equipment are sensitive to weather conditions and tend to experience a significant decrease in sales during the fall and winter months (predominantly the first and second fiscal quarters).  Sales of Jacuzzi and Zurn are also affected when weather affects outside construction and installation.

Net cash provided by discontinued operations was $23.6 million for the first half of 2002, compared to cash used of $37.0 million for the first half of 2001.  During the first half of fiscal 2001, Ames True Temper transitioned into a new master distribution center.  This coincided with inventory reduction plans instituted by major customers.  The result was higher inventories and an increase in warehouse and distribution costs.

Net cash provided by investing activities of $243.3 million for the first half of 2002 principally consisted of $143.1 million of net proceeds from the sale of Ames True Temper and $105.9 million net proceeds from the sale of the Strategic Notes, partially offset by $8.3 million of capital expenditures.  Net cash provided by investing activities of $1.7 million for the first half of 2001 included $7.5 million in cash proceeds from the sale of the European HVAC operations and $7.7 million from the sale of excess real estate and fixed assets, partially offset by $13.3 million used for capital expenditures.

Net cash used in financing activities was $270.1 million for the first half of 2002, which consisted of net repayments of long-term debt and notes of $192.6 million and escrow deposits of $77.5 million.  The escrow deposits made for the benefit of the holders of the Company’s Senior Notes and certain other creditors were required under the terms of the Restructured Facilities since the Company sold assets and benefited otherwise from sources outside of operations during the first half of 2002.  Net cash provided by financing activities was $53.4 million for the first half of 2001.  This included net proceeds from long-term debt and notes of $74.8 million, proceeds from the sale of trade accounts receivable of $29.1 million, offset by $7.7 million in dividend payments and $43.1 million in treasury stock purchases.  The share repurchase program has been suspended indefinitely, as the Restructured Facilities entered into on August 15, 2001 contain restrictions on the purchase of Company stock, dividends and other restrictive payments.  In March 2001, the Company’s Board of Directors indefinitely suspended the Company’s quarterly payment of dividends.

During the six months ended March 31, 2002, the Company paid approximately $0.9 million related to its restructuring plans announced in fiscal 2000, and expects to pay an additional $1.8 million in the next 12 months.  There have been no material changes in the nature or costs of the restructuring plans.

On August 15, 2001, the Company finalized a comprehensive restructuring of its bank debt and the bank debt of Rexair, which was reacquired from Strategic on the same date.  For more detailed information on these facilities, refer to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001.  The Restructured Facilities require cumulative permanent reductions of the Company’s senior debt over the term of the facilities, which mature on November 30, 2002.  In addition, the Senior Notes and Restructured Facilities contain cross default and cross acceleration provisions.

On December 28, 2001, the Board of Directors approved a formal Disposal Plan for five businesses in connection with the Company’s obligation to pay debt amortization as set forth in the restructured debt agreements.  The Disposal Plan calls for the sale of the five businesses, Ames True Temper, Selkirk, Lighting Corporation of America, Spear & Jackson and SiTeco Lighting, during 2002.

On January 14, 2002, the Company sold Ames True Temper to Wind Point Partners V, L.P. and Wind Point Partners IV, L.P. and their affiliates for approximately $165.0 million, before transaction costs and preliminary working capital adjustments totaling approximately $21.9 million.  The net proceeds approximated the carrying value of the businesses.  The entire net cash proceeds were applied to reduce the Company’s funded and unfunded senior debt, approximately $44 million of which was deposited into cash collateral accounts for the benefit of the holders of the Company’s Senior Notes and certain other creditors.  The remainder was remitted to the Lenders under the Restructured Facilities, and the total facilities were permanently reduced by that amount.

On January 16, 2002, the Company sold its Strategic Notes and equity interest in Strategic to Strategic and its affiliates for approximately $105.9 million, net of transaction costs of approximately $1.7 million.  The net proceeds approximated the carrying value of the Strategic Notes and equity investment.  The entire net cash proceeds were applied to reduce the Company’s funded and unfunded senior debt, approximately $32 million of which was deposited into cash collateral accounts for the benefit of the holders of the Company’s Senior Notes and certain other creditors.  The remainder was remitted to the Lenders under the Restructured Facilities, and the total facilities were permanently reduced by that amount.  The proceeds from the sale of Ames True Temper and the Strategic investments satisfied the required permanent reductions of the Company’s senior debt through March 31, 2002.

On April 26, 2002, the Company sold Lighting Corporation of America for $250.0 million in cash, before estimated transaction costs and preliminary working capital adjustments totaling approximately $39.7 million.  The net proceeds approximated the carrying value of the business.  The entire net cash proceeds were applied to reduce the Company’s funded and unfunded senior debt, approximately $64 million of which were deposited into cash collateral accounts for the benefit of the holders of the Company’s Senior Notes and certain other creditors.  The remainder was remitted to the Lenders under the Restructured Facilities, and the total facilities were permanently reduced by that amount.

The Company expects to satisfy operating liquidity needs through operating cash flow and borrowings under its credit facilities.  The net proceeds from the sales of Ames True Temper, the Strategic Notes and Lighting Corporation of America are sufficient to fund the scheduled reductions of the Company’s senior debt through June 30, 2002.  An additional required permanent reduction of approximately $119.4 million is due on October 15, 2002, with the remaining outstanding balance under the Restructured Facilities due on November 30, 2002.  The Company continues to actively pursue its Disposal Plan (see Note 10).  However, there can be no assurance when or whether the Company will consummate the remaining transactions.  If the Company is unable to consummate asset disposals as outlined in its Disposal Plan in time to meet scheduled debt reductions, the Company expects to seek further restructuring of its credit facilities.  Furthermore, the proceeds of the Disposal Plan, if consummated in its entirety, will be insufficient to repay the Restructured Facilities upon their maturity in November 2002.  Accordingly, the Company will have to restructure or refinance its existing Restructured Facilities before their scheduled maturity in November 2002.  The Company believes it will be able to restructure or refinance its existing Restructured Facilities before their scheduled maturity in November 2002.  However, there can be no assurance that it will be able to do so.  As a result of the uncertainty regarding the Company’s ability to make future scheduled reductions of the senior debt, the Company’s auditors included a going concern explanatory paragraph in their report on the September 30, 2001 consolidated financial statements.  The accompanying condensed consolidated financial statements have been prepared on a going concern basis of accounting and do not include any adjustments that might result if the Company were unable to continue as a going concern.

Below is a summary of the Company’s contractual cash obligations as of March 31, 2002:

		Payments due in fiscal
	Total	2002	2003	2004	2005	2006	Thereafter
	(in millions)
Long-term Debt	$1,020.6	$146.0	$493.6	$250.6	$1.4	$1.5	$127.5
Escrow deposits for Senior Notes	(71.0)	—	—	(47.3)	—	—	(23.7)
Notes Payable	15.1	15.1	—	—	—	—	—
Operating Leases	42.5	7.0	10.5	8.0	6.6	5.8	4.6

Total Contractual Cash Obligations	$1,007.2	$168.1	$504.1	$211.3	$8.0	$7.3	$108.4

The Company continues to guarantee the lease payments of an Ames True Temper master distribution center.  The lease obligation will expire in 2015.  The lease payments total $3.6 million for 2002, and increase by 2.25% each year thereafter.  The Company obtained a security interest and indemnification from Ames True Temper on the lease that would enable it to exercise remedies in the event of default. The Company has sold a number of assets and operating entities over the last several years and has, on occasion, retained responsibility for certain for product liability, environmental and other claims.  The Company has recorded reserves for asserted and potential unasserted claims related to these obligations when appropriate.

At May 1, 2002, excluding all amounts related to the amended Rexair Credit Facility, the Company had approximately $556.5 million committed under the Restructured Facilities, of which approximately $382.0 million had been utilized and the balance of $174.5 million was available.  Also at May 1, 2002, $15.8 million was available for borrowing solely by Rexair under the amended Rexair Credit Facility.  These amounts are net of letters of credit outstanding of $20.7 million.  The total commitment under the amended Rexair Credit Facility will be reduced by $5.0 million on May 31, 2002.  The Company had letters of credit outstanding with other financial institutions totaling $28.6 million as of May 1, 2002.

Item 3.

In the normal course of doing business, the Company is exposed to the risks associated with changes in interest rates and currency exchange rates.  To limit the risks from such fluctuations, the Company enters into various hedging transactions that have been authorized pursuant to the Company’s policies, but does not engage in such transactions for trading purposes.

To manage exposure to interest rate movements, the Company uses interest rate protection agreements.  Based on the Company’s overall exposure to interest rate changes, a hypothetical increase of 100 basis points across all maturities of its floating rate debt obligations, after considering interest rate protection agreements, would decrease the Company’s pre-tax earnings in the second half of fiscal 2002 by approximately $2.5 million.

The Company is also exposed to foreign currency exchange risk related to its international operations as well as its U.S businesses, which import or export goods.  The Company has made limited use of financial instruments to manage this risk.

Effective October 1, 2000, the Company adopted Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships.  Refer to Note 11 to the Company’s Condensed Consolidated Financial Statements for additional information on its derivative and hedging activities.

PART II.

Item 1.               Legal Proceedings

See Note 5 to the Company’s Condensed Consolidated Financial Statements.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on March 21, 2002.  At the meeting:

1.               The following persons were elected as Directors in Class I, to serve until the 2005 Annual Meeting of Stockholders or until their successors are elected and qualified:

Nominee	Votes For	Votes Withheld
Brian C. Beazer	61,999,315	751,612
John J. McAtee, Jr.	61,628,810	1,122,117
James O’Leary*	61,993,076	757,851

*Mr. O’Leary resigned as Executive Vice President and Director of U.S. Industries effective May 3, 2002.

                                              The terms of the Directors of the Company in Class II and Class III will continue until the 2003 and 2004 Annual Meeting of Stockholders, respectively.  The names of the Class II and Class III directors are included in, and incorporated by reference to, the Company’s definitive proxy statement for its 2002 Annual Meeting of Stockholders, which was filed with the SEC on February 11, 2002.

2.               The Company’s stockholders ratified the appointment of Ernst & Young LLP as the Company’s independent auditors for the 2002 fiscal year with 59,636,138 votes for, 2,959,122 votes against and 155,667 abstentions.

Item 6.               Exhibits and Reports on Form 8-K

a)              Exhibits

b)             A Current Report on Form 8-K was filed on March 20, 2002, responsive to Item 5 of such Form, regarding the agreement to sell of its domestic lighting companies to Hubbell Inc.

c)              A Current Report on Form 8-K was filed on January 18, 2002, responsive to Item 2 of such Form, regarding the sale of Ames True Temper.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. INDUSTRIES, INC.

Date:	May 14, 2002	By:	/s/ Allan D. Weingarten
Allan D. Weingarten
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ Francisco V. Puñal
Francisco V. Puñal
Vice President and Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

1

Amendment No. 1 to the Stock and Asset Purchase Agreement dated as of January 14, 2002 among JUSI Holdings, Inc., Spear & Jackson plc, USI Global Corp., USI Canada Inc., U.S. Industries, Inc. and ATT Acquisition Co.(incorporated by reference to lean 7 of the Company's Report on Form 8-k field on January 18, 2002).

2

Securities Purchase Agreement dated as of January 15, 2002 among U.S. Industries, Inc., JUSI Holdings Inc., USI Global Corp., Strategic Industries, Inc., Strategic Finance Company, as agent, Strategic Finance, LLC, as agent, and other parties listed on the signature pages thereto(incorporated by reference to lean 7 of the Company's Report on Form 8-k field on January 18, 2002).

3

Securities Purchase Agreement dated as of January 15, 2002 among U.S. Industries, Inc., Strategic Membership Company and Ciricorp Venture Capital Equity Partners, L.P.(incorporated by reference to lean 7 of the Company's Report on Form 8-k field on January 18, 2002).

4

Stock and Asset Purchase Agreement dated as of March 19, 2002 among the U.S. Industries, Inc., JUSI Holdings, Inc., USI Canada Inc. and Hubbell Incorporated (incorporated by reference to lean 7 of the Company's Report on Form 8-k field on May 10, 2002).

5

Amendment No. 1 Agreement to stock and Asset Purchase Agreement dated as of April 26, 2002 among JUSI Holdings, Inc. and Hubbell Incorporated (incorporated by reference to lean 7 of the Company's Report on Form 8-k field on May 10, 2002).

6

Escrow Agreement dated as of April 26, 2002 among U.S. Industries, Inc., JUSI Holdings, Inc. and Hubbell Incorporated (incorporated by reference to lean 7 of the Company's Report on Form 8-k field on May 10, 2002).

7

Tax Sharing and Indemnification Agreement effective as of March 19, 2002 among U.S. Industries, Inc., JUSI Holdings, Inc., USI Canada Inc. and Hubbell Incorporated (incorporated by reference to lean 7 of the Company's Report on Form 8-k field on May 10, 2002).