Form 10-Q
period 2002-06-29
US INDUSTRIES INC /DE
filed 2002-08-13
CIK 1056874

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number:   1-14557

U.S. INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-3568449
(State or other jurisdiction of incorporation or organization)	(I.R.S.Employer Identification No.)

777 S. Flagler Drive; Suite 1108 West Palm Beach, FL 33401

(Address of principal executive offices)
(561) 514-3838
(Registrant’s telephone number, including area code)

101 Wood Avenue South
Iselin, NJ 08830-0169
(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes ☒ No ☐

As of August 1, 2002 U.S. Industries, Inc. had one class of common stock, of which 74,610,499 shares were outstanding.

U.S. INDUSTRIES, INC.

PART I.                 FINANCIAL INFORMATION

Item 1.                    Financial Statements

U.S. INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions except per share data)

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001

Net sales	$319.0	$308.1	$849.7	$826.4
Operating costs and expenses:
Cost of products sold	214.6	213.7	583.2	583.5
Selling, general and administrative expenses	66.7	62.9	187.7	181.2
Goodwill impairment charges	—	100.2	—	100.2
Restructuring charges	6.4	—	6.4	—

Operating income (loss)	31.3	(68.7)	72.4	(38.5)

Interest expense	(17.6)	(22.4)	(60.5)	(66.1)
Interest income	0.8	6.1	3.4	19.7
Other expense, net	(2.5)	(37.1)	(7.3)	(45.0)
Income (loss) before income taxes, discontinued operations and cumulative effect of accounting change	12.0	(122.1)	8.0	(129.9)
Provision for (benefit from) income taxes	5.0	(7.1)	5.0	(10.2)
Income (loss) from continuing operations	7.0	(115.0)	3.0	(119.7)

Income (loss) from discontinued operations, including tax provision of $19.8 and $26.0 for the three and nine months in 2001, respectively	15.0	(128.4)	15.0	(126.6)

Cumulative effect of accounting change, net of taxes of $0.8 in 2001	—	—	—	(0.7)

Net income (loss)	$22.0	$(243.4)	$18.0	$(247.0)

Income (loss) per basic share:
Continuing operations	$0.09	$(1.57)	$0.04	$(1.61)
Discontinued operations	0.20	(1.75)	0.20	(1.71)
Cumulative effect of accounting change	—	—	—	(0.01)

Net income (loss)	$0.29	$(3.32)	$0.24	$(3.33)

Income (loss) per diluted share:
Continuing operations	$0.09	$(1.57)	$0.04	$(1.61)
Discontinued operations	0.20	(1.75)	0.20	(1.71)
Cumulative effect of accounting change	—	—	—	(0.01)

Net income (loss)	$0.29	$(3.32)	$0.24	$(3.33)

Cash dividend declared per share	$—	$—	$—	$0.05

The accompanying notes are an integral part of these statements.

U.S. INDUSTRIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions)

	June 30, 2002	September 30, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$45.4	$65.2
Trade receivables, net	251.5	228.8
Inventories	187.0	191.0
Deferred income taxes	6.2	6.2
Net assets held for sale	103.7	491.6
Income taxes receivable	12.8	6.8
Investment in Strategic Notes	—	102.0
Other current assets	30.6	35.4

Total current assets	637.2	1,127.0

Restricted cash collateral accounts	153.5	4.4
Property, plant and equipment, net	151.2	158.5
Pension assets	144.3	152.1
Other assets	29.3	32.2
Goodwill and other intangibles, net	307.3	302.4
	$1,422.8	$1,776.6

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable	$16.8	$12.0
Current maturities of long-term debt	445.6	436.5
Trade accounts payable	96.9	101.3
Accrued expenses and other current liabilities	138.4	123.5

Total current liabilities	697.7	673.3

Long-term debt	381.1	778.3
Deferred income taxes	5.8	12.5
Other liabilities	107.9	112.9

Total liabilities	1,192.5	1,577.0
Commitments and contingencies
Stockholders’ equity	230.3	199.6
	$1,422.8	$1,776.6

The accompanying notes are an integral part of these statements.

U.S. INDUSTRIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Nine months ended June 30,
	2002	2001
OPERATING ACTIVITIES:
Income (loss) from continuing operations	$3.0	$(119.7)
Adjustments to reconcile the income (loss) from continuing operations to net cash used in operating activities of continuing operations:
Depreciation and amortization	20.5	29.3
Amortization of deferred financing costs	5.2	3.0
Impairment charges	—	129.6
Other operating activities, net	2.1	2.9
Changes in operating assets and liabilities, excluding the effects of dispositions	(43.9)	(50.7)
NET CASH USED IN OPERATING ACTIVITIES OF CONTINUING OPERATIONS	(13.1)	(5.6)

Income (loss) from discontinued operations	15.0	(126.6)
Gain on disposal of discontinued operations	(15.0)	—
Impairment charges	—	121.4
Decrease in net assets of discontinued operations	41.1	16.9
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	41.1	11.7
NET CASH PROVIDED BY OPERATING ACTIVITIES	28.0	6.1

INVESTING ACTIVITIES:
Proceeds from sale of businesses, net	385.7	7.5
Proceeds from sale of Strategic Notes, net	105.9	—
Purchases of property, plant and equipment	(11.6)	(18.2)
Proceeds from sale of excess real estate	0.1	3.2
Proceeds from sale of fixed assets	1.5	4.8
Other investing activities, net	1.2	(0.4)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	482.8	(3.1)

FINANCING ACTIVITIES:
Proceeds from long-term debt	81.9	1,073.2
Repayment of long-term debt	(479.6)	(996.8)
Escrow deposits	(148.6)	—
Proceeds (repayment) of notes payable, net	4.4	(12.4)
Proceeds from exercise of stock options	—	0.3
Proceeds from sale of trade accounts receivable	—	29.1
Purchase of treasury stock	—	(43.1)
Payment of dividends	—	(7.7)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(541.9)	42.6

Effect of exchange rate changes on cash and cash equivalents	11.3	(12.5)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(19.8)	33.1

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	65.2	24.7
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$45.4	$57.8

The accompanying notes are an integral part of these statements.

U.S. INDUSTRIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in millions)

(unaudited)

Note 1-Basis of Presentation

U.S. Industries, Inc., together with its subsidiaries (the “Company”), manufactures and distributes consumer and industrial products.  Certain amounts in the prior year have been reclassified to reflect the discontinuance of certain operations (see Note 13) and to conform them to the presentation used in the current year.

The Company operates on a 52- or 53-week fiscal year ending on the Saturday nearest to September 30.  Any three or nine month data contained in this Report on Form 10-Q reflects the results of operations for the 13-week and 39-week periods ended on the Saturday nearest June 30 of the respective year, but are presented as of June 30 for convenience.  The Company’s condensed consolidated interim financial statements as of June 30, 2002 and for the 13-week and 39-week periods ending June 30, 2002 (also referred to as the “Third Quarter of 2002” and “Year to Date 2002”, respectively) and June 30, 2001 (also referred to as the “Third Quarter of 2001” and “Year to Date 2001”, respectively) are unaudited.  However, in the Company’s opinion, these financial statements reflect all normal, recurring adjustments necessary to provide a fair presentation of its financial position, results of operations and cash flows for the periods presented.  These interim financial statements are condensed, and thus, do not include all of the information and footnotes required by accounting principles generally accepted in the United States for presentation of a complete set of financial statements.

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

The Company expects to satisfy operating liquidity needs through operating cash flows and borrowings under its credit facilities.  The Company completed the sale of Ames True Temper and the Strategic Notes in January 2002 and sold Lighting Corporation of America in April 2002 and Selkirk in June 2002.  The net proceeds from these sales were sufficient to fund the scheduled reductions of the Company’s senior debt through June 30, 2002.  An additional required permanent reduction of debt of approximately $77.0 million is due on October 15, 2002, with the remaining outstanding balance under the Restructured Facilities of approximately $367.5 million due on November 30, 2002 (see Note 4).  On August 5, 2002, the Company announced that it had signed an agreement relating to the sale of SiTeco, its European lighting division, to funds advised by JPMorgan Partners, the private equity arm of JPMorgan Chase & Company.  Total consideration is approximately €120 million.  The sale, which is subject to customary closing conditions, is expected to close by the end of the fiscal year.  Upon closing, the net cash proceeds will be applied to reduce the Company’s funded and unfunded senior debt, including escrow deposits in respect of the Company's Senior Notes.

The Company continues to actively pursue its Disposal Plan (see Note 10). However, there can be no assurance when or whether the Company will consummate the remaining transactions. Based on dispositions closed and under contract, the Company expects to consummate enough asset disposals as outlined in its Disposal Plan in time to meet the remaining scheduled amortization under the Restructured Facilities, which is due on October 15, 2002. However, since the proceeds of the Disposal Plan will be insufficient to repay the full balance of the Restructured Facilities upon their maturity on November 30, 2002, the Company has initiated discussions with its lenders to amend the Restructured Facilities to extend the maturity date, which requires consent of 100% of the lenders. Based upon its current negotiations with the Debt Coordinator, the Company believes it will be able to reach agreement with its lenders with respect to an extension; however, there can be no assurance that it will be able to do so.  In conjunction with such discussions, the Company is evaluating alternatives with respect to its Senior Notes and related escrow deposits.

The Company has made all scheduled debt reductions to date and expects to make the scheduled reduction due on October 15, 2002 of approximately $77.0 million with the proceeds from the sale of SiTeco noted above.  As a result of the uncertainty regarding the Company’s ability to make scheduled reductions of its senior debt during the fiscal year ended September 30, 2002, the Company’s auditors included a going concern explanatory paragraph in their report on the September 30, 2001 consolidated financial statements.  The accompanying condensed consolidated financial statements have been prepared on a going concern basis of accounting and do not include any adjustments that might result if the Company were unable to continue as a going concern.

Note 2-Inventories

Inventories consist of the following:

	June 30, 2002	September 30, 2001
Finished products	$114.4	$115.6
Work-in process	13.0	11.5
Raw materials	59.6	63.9
	$187.0	$191.0

Note 3 - Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for the fiscal years beginning after December 15, 2001.  Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement No. 142.  Other intangible assets will continue to be amortized over their useful lives.  SFAS No. 141 is effective commencing July 1, 2001, and the Company elected to adopt SFAS No. 142 as of October 1, 2001.  Accordingly, as of October 1, 2001, the Company no longer amortizes goodwill.

SFAS No. 142, which the Company adopted on October 1, 2001, requires that goodwill be tested for impairment at the reporting unit level at the date of adoption and at least annually thereafter, utilizing a two-step methodology.  The initial step requires the Company to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such unit.  If the fair value exceeds the carrying value, no impairment loss is recognized.  However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of this unit may be impaired.  The amount, if any, of the impairment would then be measured in the second step.  The Company performed the initial step on its two reporting units — Bath & Plumbing and Rexair—as of October 1, 2001.  The fair values of each reporting unit exceeded the carrying values.  Consequently, no impairment was recognized and the second step was not required.  Going forward, the Company will perform its annual test for impairment in the fourth quarter of its fiscal year.

As of June 30, 2002, the Company had net goodwill of $235.8 million in the Bath & Plumbing segment, compared to $233.5 million as of September 30, 2001.  The increase in the goodwill balance is due to exchange rate fluctuations.

Identifiable intangible assets as of June 30, 2002, which are included in the Rexair segment, are comprised of:

	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets	$0.9	$0.1
Non-amortizable intangible assets	70.7	—
Total identifiable intangible assets	$71.6	$0.1

Amortizable intangible assets consist of patented technology, which will be amortized over its 10-year useful life.  Non-amortizable intangible assets include a trade name and distributor network.

The reported net loss before the cumulative effect of accounting change of $246.3 million for year to date 2001 would have resulted in a loss of $236.1 million if adjusted to exclude amortization.  The following table presents actual results of operations for the third quarter and year to date 2002 and a reconciliation of reported net income (loss) to adjusted net income (loss) for the third quarter and year to date 2001.

	Third Quarter		Year to Date
	2002	2001	2002	2001
Net income (loss):
Reported income (loss)	$22.0	$(243.4)	$18.0	$(247.0)
Add back: Goodwill amortization - after tax	—	3.4	—	10.2
Adjusted net income (loss)	$22.0	$(240.0)	$18.0	$(236.8)

Basic earnings (loss) per share:
Reported net income (loss) per share	$0.29	$(3.32)	$0.24	$(3.33)
Add back: Goodwill amortization per share	—	0.05	—	0.14
Adjusted earnings (loss) per share - basic	$0.29	$(3.27)	$0.24	$(3.19)

Diluted earnings (loss) per share:
Reported net income (loss) per share	$0.29	$(3.32)	$0.24	$(3.33)
Add back: Goodwill amortization per share	—	0.05	—	0.14
Adjusted earnings (loss) per share - diluted	$0.29	$(3.27)	$0.24	$(3.19)

Note 4-Long-Term Debt

Long-term debt consists of the following:

	June 30, 2002	September 30, 2001
7.125% Senior Notes due October 15, 2003, net	$249.4	$249.1
7.25% Senior Notes due December 1, 2006, net	124.0	123.9
Restructured Facilities, Rexair	97.3	166.2
Restructured Facilities, U.S. Industries	347.2	665.3
Other long-term debt	8.8	10.3
	826.7	1,214.8
Less current maturities	(445.6)	(436.5)
Long-term debt	$381.1	$778.3

On August 15, 2001, the Company finalized a comprehensive restructuring of its bank debt and the bank debt of Rexair, which was reacquired from Strategic Industries, LLC (“Strategic”) on the same date.  For more detailed information on these facilities (the “Restructured Facilities” or “Restructured Debt Facilities”), refer to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001.  The Restructured Facilities require cumulative permanent reductions of the Company’s senior debt over the term of the facilities, which mature on November 30, 2002.  In addition, the Senior Notes and Restructured Facilities contain cross-default and cross-acceleration provisions.

On December 28, 2001, the Board of Directors approved a formal Disposal Plan in connection with the Company’s obligation to pay debt amortization as set forth in the restructured debt agreements.  The Disposal Plan called for the sale of five businesses— Ames True Temper, Selkirk, Lighting Corporation of America, Spear & Jackson and SiTeco Lighting, during 2002.  The Company has completed the sales of Ames True Temper, Lighting Corporation of America, Selkirk and certain other assets, including the Strategic Notes, and has used the proceeds to pay debt amortization and reduce its commitment under its Restructured Debt Facility.  Below is a summary of the significant asset sales completed during fiscal 2002.  The net proceeds from these sales approximated the carrying value of the assets. Amounts deposited into escrow accounts are for the benefit of the holders of the Company’s Senior Notes and certain other creditors.

	Transaction Date	Gross Proceeds	Estimated Transaction and Other Costs (1)	Deposited in Escrow Accounts	Reduction of Restructured Facilities
Ames True Temper	1/14/02	$165.0	$21.9	$44.1	$99.0
Strategic Notes	1/16/02	107.6	1.7	31.9	74.0
Lighting Corporation of America	4/26/02	250.0	39.8	64.3	145.9
Selkirk	6/24/02	40.0	7.6	7.1	25.3

(1) Estimated transaction and other costs include working capital adjustments and escrows for future liabilities.  Approximately $25.2 million of these costs are still outstanding as of June 30, 2002 and are included in accrued expenses and other current liabilities on the condensed consolidated balance sheet.

The net proceeds from these sales were sufficient to fund the scheduled reductions of the Company’s senior debt through June 30, 2002.  An additional required permanent reduction of debt of approximately $77.0 million is due on October 15, 2002, with the remaining outstanding balance under the Restructured Facilities of approximately $367.5 million due on November 30, 2002.  The Company expects to fund the October 15, 2002 scheduled debt reduction with the sale of SiTeco noted below.

On June 30, 2002, the Company obtained an amendment to the Rexair Credit Facility, which contained, among other things, revised ratios for interest coverage and consolidated leverage as well as revised minimum EBITDA covenants.  The Company paid a fee of $0.3 million related to this amendment.

On August 5, 2002, the Company announced that it had signed an agreement relating to the sale of SiTeco, its European lighting division, to funds advised by JPMorgan Partners, the private equity arm of JPMorgan Chase & Company.  Total consideration is approximately €120 million.  The sale, which is subject to customary closing conditions, is expected to close by the end of the fiscal year.  Upon closing, the net cash proceeds will be applied to reduce the Company’s funded and unfunded senior debt, including escrow deposits in respect of the Company's Senior Notes.

The Company continues to actively pursue its Disposal Plan (see Note 10). However, there can be no assurance when or whether the Company will consummate the remaining transactions. Based on dispositions closed and under contract, the Company expects to consummate enough asset disposals as outlined in its Disposal Plan in time to meet the remaining scheduled amortization under the Restructured Facilities, which is due on October 15, 2002. However, since the proceeds of the Disposal Plan will be insufficient to repay the full balance of the Restructured Facilities upon their maturity on November 30, 2002, the Company has initiated discussions with its lenders to amend the Restructured Facilities to extend the maturity date, which requires consent of 100% of the lenders. Based upon its current negotiations with the Debt Coordinator, the Company believes it will be able to reach agreement with its lenders with respect to an extension; however, there can be no assurance that it will be able to do so.  In conjunction with such discussions, the Company is evaluating alternatives with respect to its Senior Notes and related escrow deposits.

At June 30, 2002, excluding all amounts related to the amended Rexair Credit Facility, the Company had approximately $535.5 million committed under the Restructured Facilities, of which approximately $363.4 million had been utilized and the balance of $172.1 million was available.  Also at June 30, 2002, $7.5 million was available for borrowing solely by Rexair under the amended Rexair Credit Facility.  The amounts for the company and Rexair include letters of credit outstanding of $17.0 million.  The Company also had letters of credit outstanding with other financial institutions totaling $28.6 million as of June 30, 2002.

Note 5-Commitments and Contingencies

The Company is subject to a wide range of environmental protection laws.  The Company has remedial and investigatory activities underway at approximately 32 sites, of which it has been named as a Potentially Responsible Party (“PRP”) at 13 “superfund” sites pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 or comparable statutes.  The Company accrues an amount for each case when the likelihood of an unfavorable outcome is probable.  As of June 30, 2002, the Company had accrued $3.9 million in continuing operations ($0.5 million accrued as current liabilities; $3.4 million as non-current liabilities) for known environmental-related matters.  The Company believes that the liability for such matters could reach $11.1 million if it included cases where the likelihood of an unfavorable outcome is only reasonably possible.  For more detailed information regarding management’s assessment of this potential liability, refer to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001.

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

In June 1998, the Company acquired Zurn Industries, Inc. (“Zurn”).  Zurn is a wholly-owned subsidiary of the Company.  Zurn, along with many other companies, is a codefendant in numerous asbestos related lawsuits pending in the United States.  Plaintiffs’ claims against Zurn allege personal injuries allegedly caused by exposure to asbestos used primarily in industrial boilers formerly manufactured by Zurn.  Zurn did not manufacture asbestos or asbestos components but purchased it from other suppliers.  As of June 30, 2002, the number of asbestos claims pending against Zurn was approximately 61,000.

Since Zurn received its first asbestos claim in the 1980’s, Zurn has settled or otherwise disposed of approximately 39,000 asbestos claims.  Zurn’s insurers have paid all settlement costs relating to these claims in an aggregate amount that has not eroded the available insurance coverage by a material amount.  Defense costs are currently being paid by Zurn’s insurers without eroding the coverage amounts of its insurance policies.

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

Zurn’s analysis of its available insurance to cover its potential asbestos liability is between approximately $290 million to $358 million.  The $68 million range involves a dispute with one of Zurn’s insurers regarding the availability of $68 million in insurance coverage under certain excess policies.  On June 17, 2002, Zurn commenced a declaratory judgment action in the United States District Court for the Western District of Pennsylvania seeking, among other things, a declaration that the insurance coverage limits of certain excess policies provide $68 million in coverage.  Zurn believes that it is likely to prevail in this action.

Zurn believes, based on its experience in defending and dismissing such claims and the amount of insurance coverage available, that it has sufficient insurance to cover the pending and reasonably estimable future claims. This conclusion was reached after considering Zurn’s experience in asbestos litigation, the insurance payments made to date by Zurn’s insurance carriers, existing insurance policies, and the advice of insurance coverage counsel with respect to applicable insurance coverage law relating to the terms and conditions of those policies.   After review of the foregoing with Zurn and its consultants, the Company believes that the resolution of Zurn’s pending and reasonably estimable asbestos claims will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

The Company's Federal income tax returns for fiscal 1995 through 1998 are currently under IRS examination.  While the ultimate results of such examination cannot be predicted with certainty, management believes the results of the examination will not have a material adverse impact on the Company’s consolidated financial position or results of operations.

The Company continues to guarantee the lease payments of an Ames True Temper master distribution center.  The lease obligation will expire in 2015.  The lease payments total $3.6 million for 2002, and increase by 2.25% each year thereafter.  In connection with the sale of Ames True Temper in January 2002, the Company obtained a security interest and indemnification from Ames True Temper on the lease that would enable it to exercise remedies in the event of default.

Note 6-Comprehensive Income

The components of comprehensive income are as follows:

	Third Quarter		Year to Date
	2002	2001	2002	2001
Net income (loss)	$22.0	$(243.4)	$18.0	$(247.0)
Foreign currency translation:
Adjustment arising during the period	8.9	1.2	7.0	(9.7)
Reclassification adjustment in earnings	—	0.2	—	6.2
Derivative instruments and hedging activities:
Fair value adjustment arising during period	—	0.1	(0.3)	0.5
Reclassification adjustment in earnings	0.6	(0.1)	1.7	(1.0)
Comprehensive income (loss)	$31.5	$(242.0)	$26.4	$(251.0)

Note 7-Earnings Per Share

The Company’s basic and diluted weighted average number of common shares outstanding was 74.1 million and 73.3 million for the third quarter of 2002 and 2001, respectively.  For year to date 2002 and 2001, the Company’s basic and diluted weighted average number of common shares outstanding was 73.7 million and 74.3 million, respectively.  Options to purchase 5.5 million and 5.4 million shares in the third quarter and year to date periods of 2002, respectively, and options to purchase 6.2 million and 6.1 million shares in the third quarter and year to date periods of 2001, respectively, were not included in the Company’s computation of diluted earnings per share.  The effect of assuming that 0.4 million and 0.7 million shares of restricted stock vested in the third quarter and year to date 2002, respectively, was also excluded from the computation of diluted earnings per share.  Likewise, both the third quarter and year to date 2001 exclude the effect of assuming that 1.0 million shares of restricted stock vested from the computation of diluted earnings per share.

Note 8-Restructuring Charges

In the third quarter of 2002, the Company recorded restructuring charges of $6.4 million, which included $3.0 million in severance charges and $3.4 million associated with a lease obligation.  The severance charges consist of $2.2 million in cash related charges, which the Company expects to pay within the next twelve months and $0.8 million in non-cash related charges associated with the accelerated vesting of restricted stock.

The Company recorded a restructuring charge of $9.1 million in fiscal 2000 for a lease expiring in November 2007.  In estimating its lease obligation, the Company had assumed that it would be able to sublease sections of the building over the course of the lease.  Due to the current real estate conditions in that market, the Company has not been able to sublease the office space.  As a result,  the Company recorded a charge associated with this lease of $3.4 million in the third quarter of 2002.

As of June 30, 2002, the Company has remaining accruals of $11.4 million for restructuring costs.  The activity in the restructuring liability accounts by cost category is as follows:

	Lease and Contract Related Accruals	Severance and Related Accruals	Total Accruals
Balance at September 30, 2001	$6.8	$0.3	$7.1
Fiscal 2002 charges	3.4	2.2	5.6
Cash payments	(1.0)	(0.3)	(1.3)
Balance at June 30, 2002	$9.2	$2.2	$11.4

Approximately $4.0 million of the reserves are included in the balance sheet caption “Accrued expenses and other current liabilities,” while the remaining $7.4 million are recorded in the balance sheet caption “Other liabilities.”  The Company expects the remaining accruals to be paid with cash over the periods provided by the severance and lease agreements of one and six years, respectively.

Note 9-Impairment Charges

Operating results at a number of the Company’s subsidiaries declined during 2001.  In the third quarter of 2001, the Company evaluated the recoverability of the goodwill of these subsidiaries in accordance with its accounting policy (see the Company’s 2001 Annual Report on Form 10-K).  This evaluation indicated that the carrying value of the goodwill of certain of its subsidiaries was impaired.  As a result, the Company recorded goodwill impairment charges totaling $100.2 million in the Bath & Plumbing segment and $121.4 million related to discontinued operations.

Also, during the third quarter of 2001, in connection with its debt restructuring plan, the Company obtained an independent valuation of the Strategic Notes which had an aggregate face value of $184 million.  Accordingly, the Company reduced the carrying value by $29.4 million to reflect the current fair value.  This charge is included in “Other expenses” on the Company’s Condensed Consolidated Statement of Operations.

Note 10-Income Taxes

The tax provision recorded in the third quarter of 2002 is related to foreign and state tax obligations. The Company has not recorded a Federal tax provision in 2002 because the tax effect of any income earned in the period would be offset by a reversal of the valuation allowance recorded during the year ended September 30, 2001. The Company will continue to evaluate the valuation allowance based on additional facts and circumstances relative to the Disposal Plan and the ability to carry back losses against prior periods' taxable income. For year to date 2001, the difference between the U.S. statutory rate and the Company’s effective tax rate for continuing operations arose principally as a result of the non-deductibility of a portion of the goodwill impairment charges recorded in the third quarter.

Note 11-Segment Data

The Company currently operates in two reportable business segments — Bath & Plumbing and Rexair.  The Company redefined its business segments for fiscal 2002 due to the acquisition of Rexair on August 15, 2001.  The Rexair segment consists solely of the Rexair business.  The following is a summary of the significant accounts and balances by segment, reconciled to the consolidated totals.

		Bath & Plumbing	Rexair	Corporate	Consolidated Total
Net Sales
Third Quarter	2002	$295.5	$23.5	$—	$319.0
	2001	308.1	—	—	308.1

Year to Date	2002	773.2	76.5	—	849.7
	2001	826.4	—	—	826.4
Total Operating Income (Loss)
Third Quarter	2002	$29.8	$7.5	$(6.0)	$31.3
	2001	(62.7)	—	(6.0)	(68.7)

Year to Date	2002	65.9	22.8	(16.3)	72.4
	2001	(22.6)	—	(15.9)	(38.5)
Capital Expenditures
Third Quarter	2002	$3.3	$—	$—	$3.3
	2001	4.8	—	0.1	4.9

Year to Date	2002	11.4	0.2	—	11.6
	2001	17.9	—	0.3	18.2
Depreciation and Amortization
Third Quarter	2002	$5.2	$0.8	$1.3	$7.3
	2001	7.7	—	0.3	8.0

Year to Date	2002	15.9	2.3	2.3	20.5
	2001	27.1	—	2.2	29.3
Assets (1)
As of June 30, 2002		$906.9	$116.9	$399.0	$1,422.8
As of September 30, 2001		902.6	118.4	755.6	1,776.6

(1)          Corporate assets include net assets held for sale of $103.7 million as of June 30, 2002 and $491.6 million as of September 30, 2001.

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

Note 12 – New Accounting Pronouncements

In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction.  This Statement eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishment, and amends other existing authoritative pronouncements to make various technical corrections, clarifies meanings, or describes their applicability under changed conditions.  The provisions of this Statement will be effective for the Company October 1, 2002; however, early application of the Statement is encouraged.  Debt extinguishments reported as extraordinary items prior to scheduled or early adoption of this Statement would be reclassified in most cases following adoption.  The Company does not anticipate a significant impact on its cash flows or results of operations as a result of adopting this Statement.

In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires that the Company record costs associated with exit or disposal activities at their fair values when a liability has been incurred.  Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred.  The Company is required to adopt this Statement on October 1, 2002.  The Company does not expect the adoption of this Statement to have a material affect on its cash flows or the results of its operations.

Note 13-Acquisition/Disposition of Businesses and Discontinued Operations

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

Discontinued Operations

On December 28, 2001, the Board of Directors approved a formal Disposal Plan in connection with the Company’s obligation to pay debt amortization as set forth in the restructured debt agreements.  The Disposal Plan called for the sale of five businesses— Ames True Temper, Selkirk, Lighting Corporation of America, Spear & Jackson and SiTeco Lighting, during 2002.  The net assets of the discontinued businesses are included in net assets held for sale in all periods presented.  The Company completed the sales of Ames True Temper and the Strategic Notes in January 2002, Lighting Corporation of America in April 2002 and Selkirk in June 2002.  The Company announced that it had signed an agreement to sell SiTeco Lighting in August 2002.

The operating results of these businesses were classified as discontinued operations in 2001 and, in accordance with APB No. 30, their estimated fiscal 2002 operating income was included in the Company’s expected loss on disposal which was recorded in September 2001.  Consequently, the operating results of these businesses for the third quarter and year to date 2002 periods are not reflected in the Company’s Condensed Consolidated Statements of Operations.  In the third quarter of 2002, the Company revised their estimated loss on the disposals of these operations by $15.0 million, primarily due to an increase in the estimated net proceeds expected from the remaining transactions.

Summarized results of discontinued operations are as follows:

	Third Quarter		Year to Date
	2002	2001	2002	2001
Net sales	$130.5	$354.3	$644.3	$1,021.6
Operating income (loss)	4.5	(104.3)	24.2	(84.7)

The operating loss of these discontinued operations for 2001 included goodwill impairment charges of $121.4 million in the third quarter, as well as $5.2 million of non-recurring charges in the first quarter of 2001.  These non-recurring charges consisted of $3.8 million related to opening a new master distribution center at Ames True Temper and $1.4 million related to product sourcing initiatives at Lighting Corporation of America.  The operating loss in the prior year also includes goodwill amortization of $1.4 million and $4.2 million for the third quarter and year to date 2001 periods, respectively.  Excluding the effect of these items, the decrease in operating income for these discontinued operations in fiscal 2002 compared to fiscal 2001 primarily relates to the lost contribution from businesses sold during fiscal 2002.

Included in the net loss from discontinued operations in 2001 were after-tax losses of $2.7 million and $4.6 million in the third quarter and year to date 2001 periods, respectively, mainly attributable to the settlement of certain claims surrounding the previously disposed Power Systems businesses.  In addition, included in the year to date fiscal 2001 net loss from discontinued operations is a $7.0 million after tax loss on the sale of the Company’s Saws Division of Spear & Jackson.  Also included for the third quarter and year to date periods of 2001 was an increase in the deferred tax provision of $29.4 million to create a valuation allowance for a deferred tax asset related to goodwill impairment charges recorded on Spear & Jackson in fiscal 2000.

Amounts classified as net assets held for sale consist of the following:

	June 30, 2002	September 30, 2001
Net current assets	$36.7	$144.8
Property, plant and equipment, net	74.0	277.3
Other non-current assets and liabilities, net	(7.0)	69.5
Net assets held for sale	$103.7	$491.6

Note 14-Supplemental Joint Issuer and Guarantor Financial Information

The following represents the supplemental consolidating condensed financial statements of U.S. Industries, Inc. (“USI”), USI Global and USIAH which are the jointly obligated issuers of the Company’s Senior Notes, and USI Atlantic, which is the guarantor of the Notes, and their subsidiaries which are not guarantors of the Notes, as of June 30, 2002 and September 30, 2001 and for the three and nine months ended June 30, 2002 and 2001, respectively.  Certain of the other subsidiaries have pledged their stock and assets as collateral for the Senior Notes.  Separate consolidated financial statements of USI, USI Global, USI Atlantic and USIAH are not presented, as management has determined that they would not be material to investors.  Refer to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001 with respect to certain security interests in favor of the holders of the Notes.

	Third Quarter 2002
	USI	USI Global	USI Atlantic	USIAH	Other Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$—	$—	$319.0	$—	$319.0
Operating costs and expenses:
Cost of products sold	—	—	—	—	214.6	—	214.6
Selling, general and administrative expenses	5.9	—	—	—	60.8	—	66.7
Restructuring charges	—	—	—	—	6.4	—	6.4
Operating income (loss)	(5.9)	—	—	—	37.2	—	31.3
Interest expense	(8.9)	(5.1)	—	—	(3.6)	—	(17.6)
Interest income	0.5	—	—	—	0.3	—	0.8
Intercompany interest income (expense), net	(7.3)	13.0	—	—	(5.7)	—	—
Other expense, net	(0.9)	—	—	—	(1.6)	—	(2.5)
Other intercompany income (expense)	—	(15.4)	—	15.4	—	—	—
Minority interest income (expense)	34.1	—	—	(34.1)	—	—	—
Equity in earnings (losses) of investees, net	10.4	64.7	38.5	57.2	—	(170.8)	—

Income before income taxes and discontinued operations	22.0	57.2	38.5	38.5	26.6	(170.8)	12.0
Provision for income taxes	—	—	—	—	5.0	—	5.0
Income from continuing operations	22.0	57.2	38.5	38.5	21.6	(170.8)	7.0
Income from discontinued operations	—	—	—	—	15.0	—	15.0
Net income	$22.0	$57.2	$38.5	$38.5	$36.6	$(170.8)	$22.0

	Third Quarter 2001
	USI	USI Global	USI Atlantic	USIAH	Other Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$—	$—	$308.1	$—	$308.1
Operating costs and expenses:
Cost of products sold	—	—	—	—	213.7	—	213.7
Selling, general and administrative expenses	5.9	—	—	—	57.0	—	62.9
Goodwill impairment charges	—	—	—	—	100.2	—	100.2
Operating loss	(5.9)	—	—	—	(62.8)	—	(68.7)

Interest expense	(11.3)	(10.5)	—	—	(0.6)	—	(22.4)
Interest income	5.8	—	—	—	0.3	—	6.1
Intercompany interest income (expense), net	(7.2)	15.3	—	—	(8.1)	—	—
Other income (expense), net	(35.8)	(1.6)	—	—	0.3	—	(37.1)
Other intercompany income (expense)	—	(15.4)	—	15.4	—	—	—
Minority interest income (expense)	(15.4)	—	—	15.4	—	—	—
Equity in (losses) earnings of investees, net	(201.6)	(182.2)	(171.1)	(189.5)	—	744.4	—
Loss before income taxes and discontinued operations	(271.4)	(194.4)	(171.1)	(158.7)	(70.9)	744.4	(122.1)
Provision (benefit) for income taxes	(28.0)	(4.9)	—	12.4	13.4	—	(7.1)
Loss from continuing operations	(243.4)	(189.5)	(171.1)	(171.1)	(84.3)	744.4	(115.0)
Loss from discontinued operations	—	—	—	—	(128.4)	—	(128.4)
Net loss	$(243.4)	$(189.5)	$(171.1)	$(171.1)	$(212.7)	$744.4	$(243.4)

	Year to Date 2002
	USI	USI Global	USI Atlantic	USIAH	Other Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$—	$—	$849.7	$—	$849.7
Operating costs and expenses:
Cost of products sold	—	—	—	—	583.2	—	583.2
Selling, general and administrative expenses	16.1	—	—	—	171.6	—	187.7
Restructuring charges	—	—	—	—	6.4	—	6.4
Operating income (loss)	(16.1)	—	—	—	88.5	—	72.4

Interest expense	(28.8)	(19.8)	—	—	(11.9)	—	(60.5)
Interest income	2.4	—	—	—	1.0	—	3.4
Intercompany interest income (expense), net	(21.9)	43.3	—	—	(21.4)	—	—
Other expense, net	(2.5)	—	—	—	(4.8)	—	(7.3)
Other intercompany income (expense)	—	(46.2)	—	46.2	—	—	—
Minority interest income (expense)	4.9	—	—	(4.9)	—	—	—
Equity in earnings of investees, net	80.0	73.8	92.4	51.1	—	(297.3)	—
Income before income taxes and discontinued operations	18.0	51.1	92.4	92.4	51.4	(297.3)	8.0

Provision for income taxes	—	—	—	—	5.0	—	5.0
Income from continuing operations	18.0	51.1	92.4	92.4	46.4	(297.3)	3.0

Income from discontinued operations	—	—	—	—	15.0	—	15.0
Net income	$18.0	$51.1	$92.4	$92.4	$61.4	$(297.3)	$18.0

	Year to Date 2001
	USI	USI Global	USI Atlantic	USIAH	Other Subsidiaries	Eliminations	Consolidated
Net sales	$—	$—	$—	$—	$826.4	$—	$826.4
Operating costs and expenses:
Cost of products sold	—	—	—	—	583.5	—	583.5
Selling, general and administrative expenses	15.7	—	—	—	165.5	—	181.2
Goodwill impairment charges	—	—	—	—	100.2	—	100.2
Operating loss	(15.7)	—	—	—	(22.8)	—	(38.5)

Interest expense	(32.8)	(31.3)	—	—	(2.0)	—	(66.1)
Interest income	17.9	—	—	—	1.8	—	19.7
Intercompany interest income (expense), net	(18.0)	42.5	—	—	(24.5)	—	—
Other expense, net	(41.6)	(0.4)	—	—	(3.0)	—	(45.0)
Other intercompany income (expense)	—	(46.2)	—	46.2	—	—	—
Minority interest income (expense)	(46.2)	—	—	46.2	—	—	—
Equity in (losses) earnings of investees, net	(165.2)	(174.7)	(140.5)	(195.9)	—	676.3	—
Loss before income taxes, discontinued operations and cumulative effect of accounting change	(301.6)	(210.1)	(140.5)	(103.5)	(50.5)	676.3	(129.9)

Provision (benefit) for income taxes	(54.6)	(14.2)	—	37.0	21.6	—	(10.2)

Loss from continuing operations	(247.0)	(195.9)	(140.5)	(140.5)	(72.1)	676.3	(119.7)

Loss from discontinued operations	—	—	—	—	(126.6)	—	(126.6)
Cumulative effect of accounting change	—	—	—	—	(0.7)	—	(0.7)

Net loss	$(247.0)	$(195.9)	$(140.5)	$(140.5)	$(199.4)	$676.3	$(247.0)

	At June 30, 2002
	USI	USI Global	USI Atlantic	USIAH	Other Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1.0	$—	$—	$—	$44.4	$—	$45.4
Trade receivables, net	—	—	—	—	251.5	—	251.5
Inventories	—	—	—	—	187.0	—	187.0
Deferred income taxes	22.2	(12.4)	—	—	(3.6)	—	6.2
Net assets held for sale	—	—	—	—	103.7	—	103.7
Income tax receivable	12.8	—	—	—	—	—	12.8
Other current assets	8.9	—	—	—	21.7	—	30.6
Total current assets	44.9	(12.4)	—	—	604.7	—	637.2

Restricted cash collateral accounts	153.5	—	—	—	—	—	153.5
Property, plant and equipment, net	0.5	—	—	—	150.7	—	151.2
Pension assets	68.6	—	—	—	75.7	—	144.3
Other assets	3.2	1.1	—	—	25.0	—	29.3
Goodwill and other intangibles, net	—	—	—	—	307.3	—	307.3
Investments in subsidiaries	1,066.6	976.5	747.6	711.0	—	(3,501.7)	—
Intercompany receivable (payable), net	(577.4)	(0.7)	—	174.9	403.2	—	—
Total assets	$759.9	$964.5	$747.6	$885.9	$1,566.6	$(3,501.7)	$1,422.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$—	$—	$—	$16.8	$—	$16.8
Current maturities of long-term debt	219.2	128.0	—	—	98.4	—	445.6
Trade accounts payable	—	—	—	—	96.9	—	96.9
Accrued expenses and other current liabilities	48.0	1.5	—	—	88.9	—	138.4
Total current liabilities	267.2	129.5	—	—	301.0	—	697.7

Long-term debt	249.4	124.0	—	—	7.7	—	381.1
Minority interest	—	—	—	138.3	—	(138.3)	—
Deferred income taxes	(8.3)	—	—	—	14.1	—	5.8
Other liabilities	21.3	—	—	—	86.6	—	107.9
Total liabilities	529.6	253.5	—	138.3	409.4	(138.3)	1,192.5
Commitments and contingencies
Stockholders’ equity	230.3	711.0	747.6	747.6	1,157.2	(3,363.4)	230.3
Total liabilities and stockholders’ equity	$759.9	$964.5	$747.6	$885.9	$1,566.6	$(3,501.7)	$1,422.8

	At September 30, 2001
	USI	USI Global	USI Atlantic	USIAH	Other Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$(0.3)	$—	$—	$—	$65.5	$—	$65.2
Trade receivables, net	—	—	—	—	228.8	—	228.8
Inventories	—	—	—	—	191.0	—	191.0
Deferred income taxes	22.2	(12.4)	—	—	(3.6)	—	6.2
Net assets held for sale	—	—	—	—	491.6	—	491.6
Income taxes receivable	6.8	—	—	—	—	—	6.8
Investment in Strategic Notes	102.0	—	—	—	—	—	102.0
Other current assets	16.7	—	—	—	18.7	—	35.4
Total current assets	147.4	(12.4)	—	—	992.0	—	1,127.0

Restricted cash collateral accounts	4.4	—	—	—	—	—	4.4
Property, plant and equipment, net	0.6	—	—	—	157.9	—	158.5
Pension assets	7.2	—	—	—	144.9	—	152.1
Other assets	4.8	0.2	—	—	27.2	—	32.2
Goodwill and other intangibles, net	—	—	—	—	302.4	—	302.4
Investments in subsidiaries	1,168.9	687.6	647.7	652.4	—	(3,156.6)	—
Intercompany receivable (payable), net	(592.3)	524.3	—	128.7	(60.7)	—	—
Total assets	$741.0	$1,199.7	$647.7	$781.1	$1,563.7	$(3,156.6)	$1,776.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$—	$—	$—	$12.0	$—	$12.0
Current maturities of long-term debt	189.1	236.3	—	—	11.1	—	436.5
Trade accounts payable	0.7	—	—	—	100.6	—	101.3
Accrued expenses and other liabilities	18.5	5.5	—	—	99.5	—	123.5
Total current liabilities	208.3	241.8	—	—	223.2	—	673.3

Long-term debt	307.3	305.5	—	—	165.5	—	778.3
Minority interest	—	—	—	133.4	—	(133.4)	—
Deferred income taxes	(0.9)	—	—	—	13.4	—	12.5
Other liabilities	26.7	—	—	—	86.2	—	112.9
Total liabilities	541.4	547.3	—	133.4	488.3	(133.4)	1,577.0
Commitments and contingencies
Stockholders’ equity	199.6	652.4	647.7	647.7	1,075.4	(3,023.2)	199.6
Total liabilities and stockholders’ equity	$741.0	$1,199.7	$647.7	$781.1	$1,563.7	$(3,156.6)	$1,776.6

	9 Months Ended June 30, 2002
	USI	USI Global	USI Atlantic	USIAH	Other Subsidiaries	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(59.5)	$(27.4)	$0.2	$—	$114.7	$—	$28.0

INVESTING ACTIVITIES:
Proceeds from sale of businesses, net	385.7	—	—	—	—	—	385.7
Proceeds from sale of Strategic Notes, net	105.9	—	—	—	—	—	105.9
Purchases of property, plant and equipment	—	—	—	—	(11.6)	—	(11.6)
Proceeds from sale of excess real estate	—	—	—	—	0.1	—	0.1
Proceeds from sale of fixed assets	—	—	—	—	1.5	—	1.5
Net transfers with subsidiaries	(253.8)	76.4	—	—	107.1	70.3	—
Other investing activities, net	—	—	—	—	1.2	—	1.2
NET CASH PROVIDED BY INVESTING ACTIVITIES	237.8	76.4	—	—	98.3	70.3	482.8

FINANCING ACTIVITIES:
Proceeds from long-term debt	81.9	—	—	—	—	—	81.9
Repayment of long-term debt	(110.0)	(290.0)	—	—	(79.6)	—	(479.6)
Escrow deposits	(148.6)	—	—	—	—	—	(148.6)
Proceeds from notes payable, net	—	—	—	—	4.4	—	4.4
Net transfers with parent	—	253.8	(0.4)	—	(183.1)	(70.3)	—
NET CASH USED IN FINANCING ACTIVITIES	(176.7)	(36.2)	(0.4)	—	(258.3)	(70.3)	(541.9)

Effect of exchange rate changes on cash and cash equivalents	(0.3)	(12.8)	0.2	—	24.2	—	11.3
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1.3	—	—	—	(21.1)	—	(19.8)
Cash and cash equivalents at beginning of period	(0.3)	—	—	—	65.5	—	65.2

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1.0	$—	$—	$—	$44.4	$—	$45.4

	9 months ended June 30, 2001
	USI	USI Global	USI Atlantic	USIAH	Other Subsidiaries	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(8.4)	$(21.7)	$—	$—	$36.2	$—	$6.1

INVESTING ACTIVITIES:
Proceeds from sale of businesses, net	5.1	—	—	—	2.4	—	7.5
Purchases of property, plant and equipment	(0.3)	—	—	—	(17.9)	—	(18.2)
Proceeds from sale of excess real estate	—	—	—	—	3.2	—	3.2
Proceeds from sale of fixed assets	—	—	—	—	4.8	—	4.8
Net transfers with subsidiaries	(34.6)	(31.7)	—	—	175.0	(108.7)	—
Other investing activities, net	—	—	—	—	(0.4)	—	(0.4)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(29.8)	(31.7)	—	—	167.1	(108.7)	(3.1)

FINANCING ACTIVITIES:
Proceeds from long-term debt	1,053.2	20.0	—	—	—	—	1,073.2
Repayment of long-term debt	(993.7)	—	—	—	(3.1)	—	(996.8)
Repayment of notes payable, net	—	—	—	—	(12.4)	—	(12.4)
Proceeds from exercise of stock options	0.3	—	—	—	—	—	0.3
Proceeds from sale of trade accounts receivable	29.1	—	—	—	—	—	29.1
Purchase of treasury stock	(43.1)	—	—	—	—	—	(43.1)
Payment of dividends	(7.7)	—	—	—	—	—	(7.7)
Net transfers with parent	—	34.6	—	—	(143.3)	108.7	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	38.1	54.6	—	—	(158.8)	108.7	42.6

Effect of exchange rate changes on cash and cash equivalents	0.1	(1.2)	—	—	(11.4)	—	(12.5)

INCREASE IN CASH AND CASH EQUIVALENTS	—	—	—	—	33.1	—	33.1

Cash and cash equivalents at beginning of period	0.1	—	—	—	24.6	—	24.7

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$0.1	$—	$—	$—	$57.7	$—	$57.8

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular amounts in millions)

Disclosure Concerning Forward-Looking Statements

In December 1995, the Private Securities Litigation Reform Act of 1995 (the “Act”) was enacted by the United States Congress.  The Act, as amended, contains certain amendments to the Securities Act of 1933 and the Securities Exchange Act of 1934.  These amendments provide protection from liability in private lawsuits for “forward-looking” statements made by public companies.  The Company takes advantage of the “safe harbor” provisions of the Act.

This Quarterly Report on Form 10-Q contains both historical information and other information that may be used to infer future performance.  Examples of historical information include the Company’s quarterly financial statements and the commentary on past performance contained in its Management’s Discussion and Analysis.  While the Company has specifically identified certain information as being forward-looking in the context of its presentation, the Company cautions the reader that, with the exception of information that is clearly historical, all the information contained in this Quarterly Report on Form 10-Q should be considered to be “forward-looking statements” as referred to in the Act.  Without limitation, when it uses the words “believe,” “estimate,” “plan,” “expect,” “intend,” “anticipate,” “continue,” “project,” “probably,” “should” and similar expressions, the Company intends to clearly express that the information deals with possible future events and is forward-looking in nature.

Forward-looking information involves risks and uncertainties.  This information is based on various factors and assumptions about future events that may or may not actually come true.  As a result, the Company’s operations and financial results in the future could differ substantially from those the Company has discussed in the forward-looking statements in this Quarterly Report and other documents that have been filed with the Securities and Exchange Commission.  In particular, various economic and competitive factors, including those outside the Company’s control, such as availability of acquisition financing for purchasers of businesses under the Company’s disposal plan, interest rates, foreign currency exchange rates, inflation rates, instability in domestic and foreign financial markets, terrorist acts, consumer spending patterns, energy costs and availability, freight costs, availability of consumer and commercial credit, adverse weather, levels of residential and commercial construction, and changes in raw material costs, could cause the Company’s actual results during the remainder of 2002 and in future years to differ materially from those expressed in any forward-looking statement made in this Quarterly Report on Form 10-Q.  In addition, the Company’s future results are subject to uncertainties relating to the Company’s ability to consummate its business strategy, including the sale of assets and refinancing of the Company’s Restructured Facilities.  All subsequent written and oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the foregoing factors.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of its financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities.  Management regularly reviews its estimates and assumptions.  These estimates and assumptions, which are based upon historical experience and on various other factors believed to be reasonable under the circumstances, form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Reported amounts and disclosures may have been different had management used different estimates and assumptions or if different conditions had occurred in the periods presented.  The Company disclosed its accounting policies in its audited financial statements for the year ended September 30, 2001, which are included in its 2001 Annual Report on Form 10-K, filed on January 14, 2002.

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

Net Assets Held for Sale

The Company records reserves for the difference between the carrying value and the net realizable value of its net assets held for sale.  These reserves require that management make assumptions about estimated proceeds, based on the demand for these assets and current market conditions, and about estimated costs to sell, based on management’s professional knowledge and experience.  The Company monitors these reserves on an on-going basis and records adjustments to its estimates based on actual results and management’s updated knowledge.

Goodwill and Other Intangibles

The Company has significant intangible assets related to goodwill and other acquired intangibles.  The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgment.  Changes in strategy, reporting unit operating results and/or market conditions could significantly impact management’s judgment and could require adjustments to recorded asset balances.

Commitments and Contingencies

The Company is subject to proceedings, lawsuits and other claims related to environmental, labor, product and other matters.  The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses.  Management determines the amount of reserves needed, if any, for each individual issue based on their professional knowledge and experience and discussions with legal counsel.  The required reserves may change in the future due to new developments in each matter, the ultimate resolution of each matter or changes in approach, such as a change in settlement strategy, in dealing with these matters.

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

Results of Operations

General

U.S. Industries, Inc., together with its subsidiaries (the “Company”), manufactures and distributes consumer and industrial products.  The Company has redefined its business segments for fiscal 2002 due to the reacquisition of Rexair on August 15, 2001 (see Note 13).  The Company now has a Bath & Plumbing segment and a Rexair segment, which consists solely of the Rexair business.  On December 28, 2001, the Company’s Board of Directors adopted a formal Disposal Plan in connection with the Company’s obligation to pay debt amortization.  The Disposal Plan called for the sale of the five businesses— Ames True Temper, Selkirk, Lighting Corporation of America, Spear & Jackson and SiTeco Lighting, during 2002.  The results of operations classified as discontinued are excluded from the following discussions of the Company’s continuing operating results and are discussed separately under the caption, “Discontinued Operations.”

Overall

	Third Quarter		Year to Date
	2002	2001	2002	2001

Net Sales
Bath & Plumbing	$295.5	$308.1	$773.2	$826.4
Rexair	23.5	—	76.5	—
Total Net Sales	$319.0	$308.1	$849.7	$826.4

Operating Income (Loss)
Bath & Plumbing (1)	$29.8	$(62.7)	$65.9	$(22.6)
Rexair	7.5	—	22.8	—
	37.3	(62.7)	88.7	(22.6)
Corporate expenses	(6.0)	(6.0)	(16.3)	(15.9)
Total Operating Income (Loss)	$31.3	$(68.7)	$72.4	$(38.5)

(1)   Operating income for the third quarter and year to date periods of 2002 include $6.4 million in restructuring charges (see Note 8), and the operating losses for the third quarter and year to date 2001 periods include goodwill impairment charges of $100.2 million (See Note 9).

The Company’s overall sales increased $10.9 million or 4% in the third quarter of 2002 and $23.3 million or 3% in year to date 2002, over the comparable prior year periods.  The increase in sales is due to the inclusion of Rexair in the fiscal 2002 results.  On August 15, 2001, the Company reacquired the 75% equity interest in Rexair previously sold to Strategic as part of the Diversified transactions in March 2000.  The Company previously accounted for Rexair under the equity method of accounting during the time period from March 24, 2000 until August 15, 2001 when the Company held only a 25% equity interest.  The increase was partially offset by a decrease in sales in the Bath & Plumbing segment.

Operating income for the third quarter and year to date periods of 2002 include $6.4 million in restructuring charges (see Note 8).  The Company’s operating losses for the third quarter and year to date periods of 2001 include goodwill impairment charges of $100.2 million (see Note 9).  Also included in fiscal 2001 results is goodwill amortization of $2.6 million for the third quarter and $7.8 million for the year to date period.  The Company stopped amortizing goodwill after adopting SFAS No. 142 on October 1, 2001.  Without these items overall operating income increased by $3.6 million or 11% for the third quarter and $9.3 million or 13% for the year to date period.  The increase is due to the inclusion of Rexair, offset by a decrease in operating income in the Bath & Plumbing segment.

Bath & Plumbing

Sales in the Bath & Plumbing segment decreased $12.6 million or 4% for the third quarter of 2002 and $53.2 million or 6% for year to date 2002, in comparison with the prior periods.  The decrease in the year to date period was affected by the disposal of the segment’s European HVAC businesses and discontinued product lines in the segment’s U.S. Brass operations, which contributed $14.4 million to year to date sales in fiscal 2001.  The remaining decreases for both the year to date and third quarter periods are largely related to decreased sales in the non-premium spa, whirlpool bath and above-ground pools businesses partially offset by sales increases in the U.K. bath and sink and domestic premium spa businesses.  The non-premium spa and whirlpool bath businesses were affected by reduced sales of certain home center product lines for which the Company declined requests for price and service concessions.  The above-ground pools business was negatively affected by excess inventory levels experienced by their distributor network.  The

Company does not expect to recover these sales in the fourth quarter.  The U.K. bath and sink business was positively affected by improved weather conditions and programs that have increased sales to existing customers.  The premium spa business has been successful in adding a number of new products and dealers for its Jacuzzi Premium and Sundance lines.

Operating income in the Bath & Plumbing segment in the third quarter and year to date periods of 2002 include restructuring charges of $6.4 million including $3.0 million in severance charges and $3.4 million associated with a lease obligation  (see Note 8).  The operating losses in fiscal 2001 include goodwill impairment charges of $100.2 million, as well as goodwill amortization of $2.6 million for the third quarter and $7.8 million for the year.  The year to date period of 2001 also includes $4.9 million of non-recurring charges related to accelerated depreciation on the discontinued U.S. Brass lines.   Without these items, operating income decreased $3.9 million or 10% for the third quarter and $18.0 million or 20% for year to date 2002 when compared with the respective prior periods.  This was primarily due to the decrease in sales of the whirlpool bath and above-ground pools businesses discussed above.  Although there was also a significant decrease in sales for the domestic spa business, operating profits have increased over the prior year for both the third quarter and year to date periods because of the shift in the sales mix towards the premium spa lines, which are sold at higher margins.  Also contributing to the decrease of operating income for the year to date period were the costs of consolidating selected whirlpool bath manufacturing facilities and a reduction in margins experienced by the European whirlpool bath and shower businesses as a result of increased competition.

Rexair

The Rexair segment consists solely of the Rexair business, which the Company reacquired in August 2001.  Rexair is a leading manufacturer of premium vacuum cleaner systems.  While still owned by Strategic, Rexair recorded sales of $27.2 million and $86.2 million and operating income of $6.4 million and $22.4 million, for the third quarter and year to date 2001 periods, respectively.  The decrease in sales is primarily attributable to a decrease in unit sales primarily in Rexair’s international markets influenced by difficulties encountered in certain markets as a result of the events of September 11 and recent events in the Middle East.  Operating income for fiscal 2001 included $1.0 million and $3.0 million of goodwill amortization in the third quarter and year to date periods, respectively.  Excluding goodwill amortization, the decrease in operating income for the year to date period is primarily due to lower sales.  For the third quarter of 2002, the decrease in operating income from lower sales was offset by reduced general and administrative costs.

Corporate Expenses

Corporate expenses for the third quarter of 2002 were unchanged compared to the prior year.  For the year to date period, expenses increased by $0.4 million largely due to an increase in legal and other professional services.  In July 2002, the Company announced the closing of its corporate office in Iselin, New Jersey, along with the consolidation into its smaller office in West Palm Beach, Florida.  This move, together with the elimination of the Bath & Plumbing executive level of management, is expected to reduce overhead costs.  The total cost savings will be recognized both in the Bath & Plumbing segment and the unallocated corporate expenses of the Company.

Interest Income and Expense

The decrease in interest expense for the third quarter and year to date periods of 2002 compared to the respective prior year periods was largely due to a lower debt balance resulting from payments made to satisfy the permanent debt reductions of the Restructured Credit Facilities.

The decrease in interest income in the third quarter and year to date periods of 2002 is due to the sale of the 12.5% Strategic Notes in January 2002.  As part of the sale agreement, the Company received only $1.6 million for interest earned from October 1, 2001 through the sale of the Notes on January 16, 2002.  During the third quarter and year to date periods of fiscal 2001, the Company recorded $5.7 million and $17.2 million of interest income related to the Notes.

Other expense, net

During the third quarter of 2001, in connection with its debt restructuring plan, the Company obtained an independent valuation of the Strategic Notes which had an aggregate face value of $184 million.  Accordingly, the Company reduced the carrying value by $29.4 million to reflect the current fair value, which is included in other expense.  Excluding this charge, the higher expense in the third quarter of 2001 was largely due to expenses incurred related to the debt restructuring.  For the year to date period, the remaining decrease in other expense was because of expenses incurred during the first half of 2001 in connection with the Company’s previously planned spin-off of Lighting Corporation of America and Spear & Jackson.

Taxes

The tax provision recorded in the third quarter of 2002 is related to foreign and state tax obligations. The Company has not recorded a Federal tax provision in 2002 because the tax effect of any income earned in the period would be offset by a reversal of the valuation allowance recorded during the year ended September 30, 2001. The Company will continue to evaluate the valuation allowance based on additional facts and circumstances relative to the Disposal Plan and the ability to carry back losses against prior periods' taxable income. For year to date 2001, the difference between the U.S. statutory rate and the Company’s effective tax rate for continuing operations arose principally as a result of the non-deductibility of a portion of the goodwill impairment charges recorded in the third quarter.

Discontinued Operations

On December 28, 2001, the Board of Directors approved a formal Disposal Plan in connection with the Company’s obligation to pay debt amortization as set forth in the restructured debt agreements.  The Disposal Plan called for the sale of five businesses— Ames True Temper, Selkirk, Lighting Corporation of America, Spear & Jackson and SiTeco Lighting, during 2002.  The net assets of the discontinued businesses are included in net assets held for sale in all periods presented.  The Company completed the sales of Ames True Temper and the Strategic Notes in January 2002, Lighting Corporation of America in April 2002 and Selkirk in June 2002.  The Company announced that it had signed an agreement to sell SiTeco Lighting in August 2002.

The operating results of these businesses were classified as discontinued operations in 2001 and, in accordance with APB No. 30, their estimated fiscal 2002 operating income was included in the Company’s expected loss on disposal which was recorded in September 2001.  Consequently, the operating results of these businesses for the third quarter and year to date 2002 periods are not reflected in the Company’s Condensed Consolidated Statements of Operations.  In the third quarter of 2002, the Company revised their estimated loss on the disposals of these operations by $15.0 million, primarily due to an increase in the estimated net proceeds expected from the remaining transactions.

Summarized results of discontinued operations are as follows:

	Third Quarter		Year to Date
	2002	2001	2002	2001
Net sales	$130.5	$354.3	$644.3	$1,021.6
Operating income (loss)	4.5	(104.3)	24.2	(84.7)

The operating loss of these discontinued operations for 2001 included goodwill impairment charges of $121.4 million in the third quarter, as well as $5.2 million of non-recurring charges in the first quarter of 2001.  These non-recurring charges consisted of $3.8 million related to opening a new master distribution center at Ames True Temper and $1.4 million related to product sourcing initiatives at Lighting Corporation of America.  The operating loss in the prior year also includes goodwill amortization of $1.4 million and $4.2 million for the third quarter and year to date 2001 periods, respectively.  Excluding the effect of these items, the decrease in operating income for these discontinued operations in fiscal 2002 compared to fiscal 2001 primarily relates to the lost contribution from businesses sold during fiscal 2002.

Also included in the net loss from discontinued operations in 2001 were after-tax losses of $2.7 million and $4.6 million in the third quarter and year to date 2001 periods, respectively, mainly attributable to the settlement of certain claims surrounding the previously disposed Power Systems businesses.  In addition, included in the year to date fiscal 2001 net loss from discontinued operations is a $7.0 million after tax loss on the sale of the Company’s Saws Division of Spear & Jackson.  Also included for the third quarter and year to date periods of 2001 was an increase in the deferred tax provision of $29.4 million to create a valuation allowance for a deferred tax asset related to goodwill impairment charges recorded on Spear & Jackson in fiscal 2000.

Amounts classified as net assets held for sale consist of the following:

	June 30, 2002	September 30, 2001
Net current assets	$36.7	$144.8
Property, plant and equipment, net	74.0	277.3
Other non-current assets and liabilities, net	(7.0)	69.5
Net assets held for sale	$103.7	$491.6

Liquidity and Capital Resources

The Company’s primary sources of liquidity and capital resources are cash and cash equivalents, cash provided from operations and available borrowings under the Company’s Restructured Facilities.

Net cash used in operating activities of continuing operations was $13.1 million for year to date 2002, compared to cash used of $5.6 million for year to date 2001.  The increase in cash used was primarily due to lower operating profits at the Company’s Bath & Plumbing segment.  This was partially offset by cash provided from Rexair’s operations.  The Company typically uses cash in the first half of its fiscal year due to the seasonality of the Jacuzzi and Zurn businesses.  Sales of several Jacuzzi products such as spas and swimming pool equipment are sensitive to weather conditions and tend to experience a significant decrease in sales during the fall and winter months (predominantly the first and second fiscal quarters).  Sales of Jacuzzi and Zurn are also affected when weather affects outside construction and installation.

Net cash provided by discontinued operations was $41.1 million for year to date 2002 compared to $11.7 million for year to date 2001.  During fiscal 2001, Ames True Temper transitioned into a new master distribution center.  This coincided with inventory reduction plans instituted by major customers.  The result was higher inventories and an increase in warehouse and distribution costs.  This was partially offset by more cash provided by the domestic lighting operations for year to date 2001, since the Company benefited from an entire nine months of operations compared to six months in fiscal 2002 prior to their disposal.

Net cash provided by investing activities of $482.8 million for year to date 2002 principally consisted of net proceeds of $143.1 million from the sale of Ames True Temper, $210.2 million from the sale of Lighting Corporation of America, $32.4 million from the sale of Selkirk, $105.9 million from the sale of the Strategic Notes and $1.6 million from the sale of fixed assets and excess real estate.  These proceeds were partially offset by $11.6 million of capital expenditures.  Net cash used by investing activities of $3.1 million for year to date 2001 included $18.2 million in capital expenditures, offset by $7.5 million in cash proceeds from the sale of the European HVAC operations and $8.0 million from the sale of excess real estate and fixed assets.

Net cash used in financing activities was $541.9 million for year to date 2002, which consisted of net repayments of long-term debt and notes of $393.3 million and escrow deposits of $148.6 million.  The escrow deposits made for the benefit of the holders of the Company’s Senior Notes and certain other creditors were required under the terms of the Restructured Facilities.  Net cash provided by financing activities was $42.6 million for year to date 2001.  This included net proceeds from long-term debt and notes of $64.0 million and proceeds from the sale of trade accounts receivable of $29.1 million, offset by $7.7 million in dividend payments and $43.1 million in treasury stock purchases.  The share repurchase program has been suspended indefinitely, as the Restructured Facilities entered into on August 15, 2001 contain restrictions on the purchase of Company stock, dividends and other restrictive payments.  In March 2001, the Company’s Board of Directors indefinitely suspended the Company’s quarterly payment of dividends.

During the nine months ended June 30, 2002, the Company paid approximately $1.3 million related to its restructuring plans, and expects to pay approximately $4.0 million in the next 12 months (see Note 8).

On August 15, 2001, the Company finalized a comprehensive restructuring of its bank debt and the bank debt of Rexair, which was reacquired from Strategic Industries, LLC (“Strategic”) on the same date.  For more detailed information on these facilities (the “Restructured Facilities”), refer to the Company’s Annual Report on Form 10-K for the year ended September 30, 2001.  The Restructured Facilities require cumulative permanent reductions of the Company’s senior debt over the term of the facilities, which mature on November 30, 2002.  In addition, the Senior Notes and Restructured Facilities contain cross-default and cross-acceleration provisions.

On December 28, 2001, the Board of Directors approved a formal Disposal Plan in connection with the Company’s obligation to pay debt amortization as set forth in the restructured debt agreements.  The Disposal Plan called for the sale of five businesses— Ames True Temper, Selkirk, Lighting Corporation of America, Spear & Jackson and SiTeco Lighting, during 2002.  The Company has completed the sales of Ames True Temper, Lighting Corporation of America, Selkirk and certain other assets, including the Strategic Notes, and has used the proceeds to pay debt amortization and reduce its commitment under its Restructured Debt Facility.  Below is a summary of the significant asset sales completed during fiscal 2002.  The net proceeds from these sales approximated the carrying value of the assets.  Amounts deposited into escrow accounts are for the benefit of the holders of the Company’s Senior Notes and certain other creditors.

	Transaction Date	Gross Proceeds	Estimated Transaction and Other Costs (1)	Deposited in Escrow Accounts	Reduction of Restructured Facilities
Ames True Temper	1/14/02	$165.0	$21.9	$44.1	$99.0
Strategic Notes	1/16/02	107.6	1.7	31.9	74.0
Lighting Corporation of America	4/26/02	250.0	39.8	64.3	145.9
Selkirk	6/24/02	40.0	7.6	7.1	25.3

(1) Estimated transaction and other costs include working capital adjustments and escrows for future liabilities.  Approximately $25.2 million of these costs are still outstanding as of June 30, 2002 and are included in accrued expenses and other current liabilities on the condensed consolidated balance sheet.

The net proceeds from these sales were sufficient to fund the scheduled reductions of the Company’s senior debt through June 30, 2002.  An additional required permanent reduction of debt of approximately $77.0 million is due on October 15, 2002, with the remaining outstanding balance under the Restructured Facilities of approximately $367.5 million due on November 30, 2002.

On June 30, 2002, the Company obtained from its lenders an amendment to the Rexair Credit Facility, which contained, among other things, revised ratios for interest coverage and consolidated leverage as well as revised minimum EBITDA covenants.  The Company paid a fee of $0.3 million related to this amendment.

On August 5, 2002, the Company announced that it had signed an agreement relating to the sale of SiTeco, its European lighting division, to funds advised by JPMorgan Partners, the private equity arm of JPMorgan Chase & Company.  Total consideration is approximately €120 million.  The sale, which is subject to customary closing conditions, is expected to close by the end of the fiscal year.  Upon closing, the net cash proceeds will be applied to reduce the Company’s funded and unfunded senior debt, including escrow deposits in respect of the Company's Senior Notes.

The Company expects to satisfy operating liquidity needs through operating cash flow and borrowings under its credit facilities.  The Company continues to actively pursue its Disposal Plan (see Note 10). However, there can be no assurance when or whether the Company will consummate the remaining transactions. Based on dispositions closed and under contract, the Company expects to consummate enough asset disposals as outlined in its Disposal Plan in time to meet the remaining scheduled amortization under the Restructured Facilities, which is due on October 15, 2002. However, since the proceeds of the Disposal Plan will be insufficient to repay the full balance of the Restructured Facilities upon their maturity on November 30, 2002, the Company has initiated discussions with its lenders to amend the Restructured Facilities to extend the maturity date, which requires consent of 100% of the lenders. Based upon its current negotiations with the Debt Coordinator, the Company believes it will be able to reach agreement with its lenders with respect to an extension; however, there can be no assurance that it will be able to do so. In conjunction with such discussions, the Company is evaluating alternatives with respect to its Senior Notes and related escrow deposits.

The Company has made all scheduled debt reductions to date and expects to make the scheduled reduction due on October 15, 2002 of approximately $77.0 million with the proceeds from the sale of SiTeco noted above. As a result of the uncertainty regarding the Company’s ability to make scheduled reductions of its senior debt during the fiscal year ended September 30, 2002, the Company’s auditors included a going concern explanatory paragraph in their report on the September 30, 2001 consolidated financial statements.  The accompanying condensed consolidated financial statements have been prepared on a going concern basis of accounting and do not include any adjustments that might result if the Company were unable to continue as a going concern.  Below is a summary of the Company’s contractual cash obligations as of June 30, 2002:

	Total	Payments due in fiscal					Payments due
		2002	2003	2004	2005	2006	Thereafter
	(in millions)
Long-term Debt	$826.7	$—	$445.6	$250.7	$1.4	$1.5	$127.5
Escrow deposits for Senior Notes	(131.9)	—	—	(87.9)	—	—	(44.0)
Notes Payable	16.8	16.8	—	—	—	—	—
Operating Leases	39.0	3.5	10.5	8.0	6.6	5.8	4.6
Total Contractual Cash Obligations	$750.6	$20.3	$456.1	$170.8	$8.0	$7.3	$88.1

The Company continues to guarantee the lease payments of an Ames True Temper master distribution center.  The lease obligation will expire in 2015.  The lease payments total $3.6 million for 2002, and increase by 2.25% each year thereafter.  In connection with the sale of Ames True Temper in January 2002, the Company obtained a security interest and indemnification from Ames True Temper on the lease that would enable it to exercise remedies in the event of default.  The

Company has sold a number of assets and operating entities over the last several years and has, on occasion, retained responsibility for certain product liability, environmental and other claims.  The Company has recorded reserves for asserted and potential unasserted claims related to these obligations when appropriate.

At June 30, 2002, excluding all amounts related to the amended Rexair Credit Facility, the Company had approximately $535.5 million committed under the Restructured Facilities, of which approximately $363.4 million had been utilized and the balance of $172.1 million was available.  Also at June 30, 2002, $7.5 million was available for borrowing solely by Rexair under the amended Rexair Credit Facility.  The amounts for the Company and Rexair include letters of credit outstanding of $17.0 million.  The Company also had letters of credit outstanding with other financial institutions totaling $28.6 million as of June 30, 2002.

New Accounting Pronouncements

In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction.  This Statement eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishment, and amends other existing authoritative pronouncements to make various technical corrections, clarifies meanings, or describes their applicability under changed conditions.  The provisions of this Statement will be effective for the Company October 1, 2002; however, early application of the Statement is encouraged.  Debt extinguishments reported as extraordinary items prior to scheduled or early adoption of this Statement would be reclassified in most cases following adoption.  The Company does not anticipate a significant impact on its cash flows or results of operations as a result of adopting this Statement.

In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires that the Company record costs associated with exit or disposal activities at their fair values when a liability has been incurred.  Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan, which is generally before an actual liability has been incurred.  The Company is required to adopt this Statement on October 1, 2002. The Company does not expect the adoption of this Statement to have a material affect on its cash flows or the results of its operations.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

In the normal course of doing business, the Company is exposed to the risks associated with changes in interest rates and currency exchange rates.  To limit the risks from such fluctuations, the Company enters into various hedging transactions that have been authorized pursuant to the Company’s policies, but does not engage in such transactions for trading purposes.

To manage exposure to interest rate movements, the Company uses interest rate protection agreements.  Based on the Company’s overall exposure to interest rate changes, a hypothetical increase of 100 basis points across all maturities of its floating rate debt obligations, would decrease the Company’s pre-tax earnings in the fourth quarter of fiscal 2002 by approximately $1.1 million.

The Company is also exposed to foreign currency exchange risk related to its international operations as well as its U.S businesses, which import or export goods.  The Company has made limited use of financial instruments to manage this risk.

Effective October 1, 2000, the Company adopted Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships.  The Company hedged a portion of its variable-rate debt by entering into an interest rate swap in which the Company agreed to exchange, at specified intervals, the calculated difference between fixed and variable interest amounts on $90 million of its debt.  The swap, which matured on June 30, 2002, was designated as a cash flow hedge of the underlying variable-rate interest payments and was recorded as a current liability in the Company’s balance sheet.  The fair value of this derivative as of the end of the quarter was zero.  As of June 30, 2002, all amounts previously recorded in other comprehensive income related to this contract had been recognized as additional interest expense.

PART II.                OTHER INFORMATION

Item 1.               Legal Proceedings

See Note 5 to the Company’s Condensed Consolidated Financial Statements.

Item 6.               Exhibits and Reports on Form 8-K

a)              Exhibits

10.1	Termination Agreement and General Release dated May 10, 2002 by and between the Company and James O’Leary.

10.2	Amendment dated June 5, 2002 to the Employment Agreement dated as of January 23, 2001 by and between U.S. Industries, Inc. and Allan D. Weingarten.

10.3

Amendment No. 1 dated as of June 30, 2002, to the Amendment, Restatement, General Provisions and Intercreditor Agreement dated as of Stock and Asset Purchase Agreement dated as of August 15, 2001 by and among U.S. Industries Inc., USI Global Corp., USI American Holdings, Inc., USI Atlantic Corp., Rexair Holdings, Inc., and other subsidiaries of USI party thereto as Loan Parties, Wilmington Trust Company, the Individual named as Individual Trustee, Bank of America, N.A. and the several banks, financial institutions and other institutional lenders named therein.

10.4

Stock and Asset Purchase Agreement dated as of May 17, 2002 by and among U.S. Industries, Inc., Eljer Plumbingware, Inc., Selkirk, Inc., Selkirk Canada U.S.A., Inc., Selkirk Canada, Inc., Selkirk Acquisition Partners, L.P. and Tinicum Capital Partners, L.P.

99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.

b)             A Current Report on Form 8-K was filed on May 10, 2002, responsive to Item 2 of such Form, regarding the sale of its domestic lighting companies to Hubbell Inc.

c)              A Current Report on Form 8-K was filed on April 26, 2002, responsive to Item 5 of such Form, regarding the sale of its domestic lighting companies to Hubbell Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. INDUSTRIES, INC.

Date: August 13, 2002	By:	/s/ Allan D. Weingarten
Allan D. Weingarten
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ Francisco V. Puñal
Francisco V. Puñal
Vice President and Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description

10.1	Termination Agreement and General Release dated May 10, 2002 by and between the Company and James O’Leary.

10.2	Amendment dated June 5, 2002 to the Employment Agreement dated as of January 23, 2001 by and between U.S. Industries, Inc. and Allan D. Weingarten.

10.3

Amendment No. 1 dated as of June 30, 2002, to the Amendment, Restatement, General Provisions and Intercreditor Agreement dated as of Stock and Asset Purchase Agreement dated as of August 15, 2001 by and among U.S. Industries Inc., USI Global Corp., USI American Holdings, Inc., USI Atlantic Corp., Rexair Holdings, Inc., and other subsidiaries of USI party thereto as Loan Parties, Wilmington Trust Company, the Individual named as Individual Trustee, Bank of America, N.A. and the several banks, financial institutions and other institutional lenders named therein.

10.4

Stock and Asset Purchase Agreement dated as of May 17, 2002 by and among U.S. Industries, Inc., Eljer Plumbingware, Inc., Selkirk, Inc., Selkirk Canada U.S.A., Inc., Selkirk Canada, Inc., Selkirk Acquisition Partners, L.P. and Tinicum Capital Partners, L.P.

99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act.