Form 10-K
period 2002-09-28
US INDUSTRIES INC /DE
filed 2002-12-24
CIK 1056874

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 28, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-14557

U.S. Industries, Inc.

(Exact name of registrant as specified in its charter)

Delaware	22-3568449
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

777 S. Flagler Drive; Suite 1108 West West Palm Beach, FL (Address of principal executive offices)	33401 (Zip Code)

(561) 514-3838

(Registrant’s telephone number, including area code)

101 Wood Avenue South

Iselin, NJ 08830
(Former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered

Common Stock, par value $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days:    Yes ☑        No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes ☑        No ☐

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 28, 2002 (based on the last reported sale price of such stock on the New York Stock Exchange on such date) was approximately $275,423,882.

     As of December 1, 2002, the registrant had 74,738,069 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders of the registrant to be held on February 20, 2003 are incorporated by reference into Part III of this Report.

PART I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Qualitative and Quantitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
Item 14. Controls and Procedures
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K [Not updated]
SIGNATURES
CERTIFICATION
CERTIFICATION
SCHEDULE II
Fourth Supplemental Indenture
Waiver dated October 30, 2002
Amendment to Consent dated October 30, 2002
First Amendment Restated Employ Agree-Sander
Amendment to Employ Agree - Weingarten
Amend to Employ Agree - Punal
Stock Purchase Agreement
Megapro Tools, Inc Stockholder's Agreement
Standstill Agreement
Subsidiaries of the Company
Consent of Ernst & Young LLP
Separate Company Financial Statements

PART I

Item 1.     Business

General

      U.S. Industries, Inc. (“USI” and, together with its subsidiaries, the “Company”) is a leading international producer of bath and plumbing products. The Company serves residential markets through Jacuzzi Inc. and related subsidiaries (“Jacuzzi”) and commercial/institutional markets through Zurn Industries, Inc. (“Zurn”). The Company also manufactures premium RAINBOW® vacuum cleaner systems through Rexair Inc. (“Rexair”).

      The Company was originally formed in May 1995, when USI Atlantic, Inc. (“USI Atlantic”), a Company predecessor then known as U.S. Industries, Inc., was spun-off from Hanson PLC with holdings in 34 diverse businesses, including Jacuzzi and Rexair. In a merger transaction completed in June 1998, the Company acquired Zurn as a wholly-owned subsidiary. The Company has disposed of numerous businesses to reduce debt and achieve its present focus. These dispositions included Ames True Temper, Lighting Corporation of America, Selkirk and Spear & Jackson in fiscal 2002, and SiTeco in October 2002.

      The Company operates on a 52- or 53-week fiscal year ending on the last Saturday closest to September 30. The Company’s public filings may be obtained through the Securities and Exchange Commission at its website at www.sec.gov, free of charge.

Bath & Plumbing

      The JACUZZI® brand has worldwide recognition for innovative whirlpool baths, showers, outdoor spas and bathroom fixtures. Its products are used extensively in residential renovation and new construction.

      In North America, Jacuzzi Whirlpool Bath manufactures bath and shower systems in facilities in California and Georgia and distributes its products through wholesalers, home centers and specialty kitchen and bath retailers. The major homebuilders, as well as building and plumbing contractors, are principally served through the wholesale channels. The home centers and other mass merchants focus on do-it-yourself customers and local contractors.

      Sundance Spas manufactures outdoor jetted spas at facilities in California and Florida. These products are marketed under the SUNDANCE®, JACUZZI® and GATSBY® brands and distributed by specialty mass merchants and retailers in the U.S. and Europe.

      ELJER® is a leading North American manufacturer of bathroom products including toilets, baths and sinks, with facilities in Pennsylvania, Mississippi and Ohio. Its products are distributed by home centers and wholesalers.

      Jacuzzi Europe S.p.A. (JESPA), based in Italy, is a European market leader in whirlpool bath and shower products, with a manufacturing facility in Italy.

      Jacuzzi’s United Kingdom operations market a full line of bathroom products under the JACUZZI®, SANITAN® and FORDHAM® brands, with manufacturing facilities in England and France.

      The Company serves Asian markets from headquarters in Singapore, principally with JACUZZI® products manufactured in Europe and North America. The Company also serves South American markets with JACUZZI® bath and spa products, which are manufactured in Brazil and Chile.

      Zurn is a leading North American manufacturer and distributor of plumbing products for commercial and institutional markets. The ZURN® brand is widely recognized by plumbing contractors, architects and other building professionals for high quality and innovation. Products manufactured by Zurn and related subsidiaries include:

•	Specification Drainage — carriers and behind-the-wall fittings, floor and roof drains, trench drains, hydrants, grease traps, chemical drainage systems and roadside drainage systems.

•	WILKINS® backflow preventers, automatic control valves and pressure reducing valves.

•	Commercial Brass — sensor-operated flush valves and faucets, manual flush valves, commercial faucets and tubular brass products.

•	ZURN® – PEX — cross-linked polyethylene pipes and fittings used in plumbing, radiant heat and snow melt systems.

      These products are distributed by wholesalers and are manufactured at several facilities in the United States. Zurn also sources some components from suppliers in Asia.

      Sales of several Jacuzzi products such as spas and swimming pool equipment are sensitive to weather conditions and tend to experience a significant decrease in sales during the fall and winter months (predominantly the first and second fiscal quarters). Sales at Jacuzzi and Zurn are also affected when weather impacts outside construction and installation.

      A single customer of the Bath & Plumbing segment accounts for 10%, 14% and 10% of sales from continuing operations in fiscal 2002, 2001 and 2000, respectively.

Rexair

      Rexair is a leading manufacturer of premium vacuum cleaner systems. Its RAINBOW® vacuum cleaners collect dirt particles by means of a water filtration and separator system. Sales to consumers are made through in-home demonstrations by sales representatives and are typically arranged by referrals from other consumers.

      Rexair distributes its RAINBOW® vacuum cleaners and related accessories through an extensive network of independent authorized distributors and sub-distributors. Rexair experiences competition in recruiting its distributors. In addition, its distributors experience competition in recruiting and retaining sales representatives. Independent consumer finance companies or, to a lesser extent, independent distributors finance most of the purchases of Rexair products in the United States.

      In fiscal 2002, 2001 and 2000, sales in the United States and Canada accounted for approximately 53%, 51% and 48%, respectively, of Rexair’s total unit sales. The remaining sales were spread over a number of foreign markets, with significant sales made in Europe. Rexair manufactures its products at a facility in Michigan.

      Rexair has been a wholly-owned subsidiary since August 15, 2001, when the Company re-acquired a 75% equity interest in Rexair originally sold to SILLC Holdings, LLC (“Strategic”) in March 2000.

Diversified

      In March 2000, the Company disposed of a majority equity interest in its Diversified segment. Diversified manufactured a wide range of consumer, precision engineered and automotive interior products. A comprehensive discussion of this disposition can be found under Results of Operations — Acquisition and Disposition of Businesses and Discontinued Operations in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

Discontinued Operations

      On December 28, 2001, the Board of Directors approved a formal Disposal Plan in connection with the Company’s obligation to pay debt amortization as set forth in the restructured debt agreements. The disposal plan called for the sale of five businesses — Ames True Temper, Spear & Jackson, Lighting Corporation of America, SiTeco Lighting and Selkirk. As of September 30, 2002, the Company had completed the disposals of all the businesses with the exception of SiTeco, which was completed on October 18, 2002.

      Ames True Temper is a leading manufacturer of non-powered lawn and garden tools and industrial hand and striking tools in North America. Spear & Jackson is a leading manufacturer and distributor of a broad line of hand tools, lawn and garden tools, industrial magnets and metrology tools primarily in the United Kingdom. Lighting Corporation of America and SiTeco Lighting manufacture and distribute indoor and outdoor lighting fixtures for markets in North America and Europe. Selkirk is involved in the manufacture and distribution of grilles, registers, chimneys, gas vents and other venting products to the North American HVAC (heating, venting and air conditioning) markets. Further information on these discontinued operations can be found under Results of Operations — Acquisition and Disposition of Businesses and Discontinued Operations in the MD&A.

Share Repurchase

      During 1999 and 2000, the Company’s Board of Directors authorized share repurchase programs aggregating $350 million. Prior to the termination of these programs in late 2001, the Company repurchased 21.8 million shares of its common stock for $331.8 million. During June 2000, in a separate transaction authorized and undertaken outside the existing share repurchase programs, the Company repurchased 3.7 million shares representing all of its common stock held by the former owners of Spear & Jackson for $44.2 million. The Company indefinitely suspended all share repurchase programs in 2001.

Competition

      The Company competes in mature and highly competitive industries on the basis of brand identification, quality, price, marketing and distribution. In some markets, certain competitors have greater financial strength, market share or product breadth than the Company.

Backlog Orders

      The Company’s backlogs, believed to be firm, were $62.8 million and $54.7 million as of September 30, 2002 and 2001, respectively. The backlog orders are all in the Bath & Plumbing segment.

Export and International Operations

      Certain of the Company’s domestic businesses generate revenue from export sales and/or revenue from operations conducted outside the United States. Export sales amounted to 7%, 4% and 9% of total revenues in fiscal 2002, 2001 and 2000, respectively, principally reflecting sales by Rexair to foreign distributors of RAINBOW® products in numerous countries. Revenue from foreign operations amounted to 27% of total revenues in fiscal 2002, 2001 and 2000. Identifiable assets of foreign operations represented approximately 17%, 21% and 26% of total identifiable assets (excluding net assets held for sale) at September 30, 2002, 2001 and 2000, respectively. Revenue and identifiable assets from foreign operations principally reflect certain Jacuzzi operations.

      The Company’s export sales and foreign manufacturing and sourcing are subject to certain risks including currency fluctuation, transportation delays, political and economic instability, restrictions on the transfer of funds, the imposition of duties, tariffs and import and export controls and changes in governmental policies. The Company has numerous sourcing relationships with companies in the Far East.

Employees

      As of September 30, 2002, the Company had approximately 6,562 employees in its continuing operations. Unions represented approximately 24% of those employees. The Company believes that the relations of its operating subsidiaries with its employees and unions are satisfactory.

Governmental Regulation

      The Company’s operating units are subject to numerous federal, state and local laws and regulations concerning such matters as zoning, health and safety and protection of the environment. The Company believes that its operating units are currently operating in substantial compliance with, or under approved variances from, various federal, state and local laws and regulations.

      Certain present and former operating sites, or portions thereof, currently or previously owned and/or leased by current or former operating units of the Company are the subject of investigations, monitoring or remediation under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA” or “Superfund”), the federal Resource Conservation and Recovery Act or comparable state statutes or agreements with third parties. These proceedings are in various stages ranging from initial investigations to active settlement negotiations to implementation of the clean-up or remediation of sites. The Company has been named as a Potentially Responsible Party (“PRP”) at 11 Superfund sites under CERCLA or comparable state statutes in a number of federal and state proceedings. In each of these matters, the operating unit of the Company is working with the governmental agencies involved and other PRPs to address environmental claims in a responsible and appropriate manner. Under CERCLA and other similar statutes, any generator of hazardous waste sent to a hazardous waste disposal site is potentially responsible for the clean-up, remediation and response costs required for such site in the event the site is not properly closed by its owner or operator, irrespective of the amount of waste which the generator sent to the site. No information currently available reasonably suggests that projected expenditures associated with any of these proceedings, whether for any single site or for those in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

      From time to time, the Company may receive notices of violation or may be denied applications for certain licenses or permits because the practices of the operating unit are not consistent with regulations or ordinances. In some cases, the relevant operating unit may seek to meet with the agency to determine mutually acceptable methods of modifying or eliminating the practice in question. The Company believes that its operating units will comply with the applicable regulations and ordinances in a manner which will not have a material adverse effect on its financial condition, results of operations or cash flows.

      The Company’s subsidiaries have made capital and maintenance expenditures over time to comply with zoning, water, air and solid and hazardous waste regulations. While the amount of expenditures in future years will depend on legal and technological developments which cannot be predicted at this time, these expenditures may progressively increase if regulations become more stringent. Future costs for compliance cannot be predicted with precision and there can be no certainty with respect to any costs the Company may be forced to incur in connection with historical on-site or off-site waste disposal. No information currently available reasonably suggests that these expenditures will have a material adverse effect on the Company’s financial condition, results of operations or cash flows. Laws and regulations protecting the environment may in certain circumstances impose “strict liability”, rendering a person liable for environmental damage without regard to negligence or fault on the part of such person.

      At September 30, 2002, the Company has accrued approximately $9.1 million ($0.6 million accrued as current liabilities and $8.5 million as non-current liabilities), including $4.5 million for discontinued operations, for various environmental liabilities of which the Company is aware. The Company believes that the range of liability for these matters could reach $15.2 million if it included cases where the likelihood of an unfavorable outcome is only reasonably possible. The Company cannot predict whether future developments in laws and regulations concerning environmental protection or unanticipated enforcement actions, particularly with respect to environmental standards, will require material capital expenditures or otherwise affect its financial condition, results of operations or cash flows in a materially adverse manner, or whether its operating units will be successful in meeting future demands of regulatory agencies in a manner which will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Patents and Trademarks

      The Company’s subsidiaries have numerous United States and foreign patents, patent applications, registered trademarks and trade names, and licenses, that relate to various businesses. The Company believes that certain of the trademarks and trade names are of material importance to the businesses to which they relate and may be of material importance to the Company as a whole. None of the material trademarks or trade names are of limited duration. Although protection of the Company’s patents and related technologies are important components of its business strategy, none of the individual patents is material to the Company.

      This Report references trademarks of the Company such as JACUZZI®, ZURN®, ELJER®, SUNDANCE® and RAINBOW®, as well as other trademarks, trade names and product names.

Executive Officers

      The executive officers of the Company are as follows (ages shown as of September 30, 2002):

Name	Position

David H. Clarke	Chairman of the Board and Chief Executive Officer
Steven C. Barre	Senior Vice President, General Counsel and Secretary
Dorothy E. Sander	Senior Vice President — Administration
Allan D. Weingarten	Senior Vice President and Chief Financial Officer
Diana E. Burton	Vice President — Investor Relations
Francisco V. Puñal	Vice President and Controller
Alan Schutzman	Vice President and Associate General Counsel
R. Bruce Clithero	Treasurer

      David H. Clarke, 61, has served as Chairman of the Board and Chief Executive Officer of the Company since the spin-off of USI from Hanson. Mr. Clarke was Vice Chairman of Hanson from 1993 until the spin-off, Deputy Chairman and Chief Executive Officer of Hanson Industries, the U.S. arm of Hanson, from 1992 until the spin-off and a Director of Hanson from 1989 until May 1996. Mr. Clarke is a director of Fiduciary Trust International, a subsidiary of Franklin Mutual, a company engaged in investment management and administration of assets for individuals.

      Steven C. Barre, 42, has served as Senior Vice President, General Counsel and Secretary since September 2001. From April 2000 to September 2001, he served as Vice President, General Counsel and Secretary. Prior to that date, Mr. Barre served as Associate General Counsel beginning with the spin-off from Hanson in 1995.

      Dorothy E. Sander, 49, has served as Senior Vice President — Administration since June 1998. Previously she had served as Vice President — Administration of the Company since the spin-off from Hanson. She is a member of the Board of Directors of The Feminist Press, the Advisory Board of the Bank of New York and the Board of Editors of “HR-Law and Practice” magazine.

      Allan D. Weingarten, 64, has served as Senior Vice President and Chief Financial Officer since January 2001 when he joined the Company. Mr. Weingarten was previously a senior partner with the accounting firm of Ernst & Young, where he spent his entire 34-year career. Subsequent to his retirement from Ernst & Young in 1995, Mr. Weingarten was a business consultant and private investor. Mr. Weingarten is a director of Programmers Paradise, Inc. and AXS-One, Inc.

      Diana E. Burton, 57, has served as Vice President — Investor Relations of the Company since the spin-off from Hanson.

      Francisco V. Puñal, 43, joined the Company as Vice President — Finance on January 2, 2001. Promoted to Controller in 2002. Mr. Puñal was previously with Vitas Healthcare Corporation where he was Vice President and Controller from 1997 to 2000. Prior to that, Mr. Puñal served as Director of Finance. Vitas Healthcare Corporation is a privately held healthcare provider.

      Alan Schutzman, 46, has served as Vice President and Associate General Counsel since September, 2001. Mr. Schutzman served as Associate General Counsel from January 1, 2001 until September, 2001. From July 1996 to December 2000, he served as Vice President and General Counsel of various operating subsidiaries, including Ames True Temper and Keller Ladders, Inc.

      R. Bruce Clithero, 49, has served as Treasurer since February 2001. Previously he served as Director of Treasury and Risk Management for Oxbow Corporation. Oxbow Corporation is a privately held company which manages a diverse array of businesses, including several in the energy-related field.

Item 2.     Properties

      The Company’s continuing operations own 38 and lease 55 properties, none of which has value that is significant in relation to the Company’s assets as a whole. These properties include offices, warehouses and manufacturing facilities. As described in Item 1, the principal manufacturing facilities are at various locations in the United States, Canada, Europe and South America.

Item 3.     Legal Proceedings

      The Company and its subsidiaries are parties to legal proceedings that are considered to be either ordinary, routine litigation incidental to the business of present and former operations or immaterial to the Company’s financial condition, results of operations or cash flows. For information concerning environmental proceedings, see Governmental Regulation under Item 1. Business.

      Certain of the Company’s subsidiaries are defendants or plaintiffs in lawsuits that have arisen in the normal course of business. While certain of these matters involve substantial amounts, it is management’s opinion, based on the advice of counsel, that the ultimate resolution of such litigation and environmental matters will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

      Zurn is a wholly-owned subsidiary of the Company which, along with many other companies, is a co-defendant in numerous asbestos related lawsuits pending in the United States. Plaintiffs’ claims against Zurn allege personal injuries allegedly caused by exposure to asbestos used primarily in industrial boilers formerly manufactured by a segment of Zurn that has been presented as a discontinued operation as of the date of the merger. Zurn did not manufacture asbestos or asbestos components but purchased it from other suppliers. As of September 30, 2002, the number of asbestos claims pending against Zurn was approximately 65,000.

      Since Zurn received its first asbestos claim in the 1980’s, Zurn has settled or otherwise disposed of approximately 48,000 asbestos claims. Zurn’s insurers have paid all settlement costs relating to these claims. Defense costs are currently being paid by Zurn’s insurers without eroding the coverage amounts of its insurance policies.

      Zurn estimates that its potential liability for asbestos claims pending against it and for claims estimated to be filed through 2012 is approximately $145 million. This estimate is based on its view of the current and anticipated number of future asbestos claims, the timing and amounts of asbestos payments, the status of ongoing litigation and the potential impact of defense strategies and settlement initiatives. However, there are inherent uncertainties involved in estimating both the number of future asbestos claims as well as future settlement costs, and the actual liability could exceed Zurn’s estimate due to changes in facts and circumstances after the date of the estimate. Zurn’s present estimate of its asbestos liability is predicated on the assumption that its recent vigorous defense strategy will enable it to reduce both its claim frequency and claim severity in the future. While Zurn believes there is evidence, in recent claims settlements, for such an impact of a successful defense strategy, if the defense strategy ultimately is not successful, to the extent assumed by Zurn, then severity and frequency of asbestos claims could increase substantially above Zurn’s estimates. Further, while there is presently no reasonable basis for estimating Zurn’s asbestos liability beyond 2012, such liability may continue beyond 2012, and such liability could be substantial.

      Zurn’s analysis of its available insurance to cover its potential asbestos liability is between approximately $282 million to $350 million. The $68 million range involves a dispute with one of Zurn’s insurers regarding the availability of $68 million in insurance coverage under certain excess policies. Subject to completion of a definitive settlement agreement, the parties have preliminarily agreed to the terms of settlement of an action commenced by Zurn in the United States District Court of the Western District of Pennsylvania seeking, among other things, a declaration that the insurance coverage limits of certain excess policies provide $68 million in coverage. Under the terms of the proposed settlement, Zurn’s available insurance to cover its potential asbestos liability would be approximately $350 million.

      Zurn believes, based on its experience in defending and dismissing such claims and the amount of insurance coverage available, that it has sufficient insurance to cover the pending and reasonably estimable future claims. This conclusion was reached after considering Zurn’s experience in asbestos litigation, the insurance payments made to date by Zurn’s insurance carriers, existing insurance policies, the industry ratings of the insurers and the advice of insurance coverage counsel with respect to applicable insurance coverage law relating to the terms and conditions of those policies. After review of the foregoing with Zurn and its consultants, the Company believes that the resolution of Zurn’s pending and reasonably estimable asbestos claims will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 4.     Submission of Matters to a Vote of Security Holders

      The Company did not submit any matter to a vote of its security holders during the fourth quarter of fiscal 2002.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

      (a) Market Information.

      The Company’s Common Stock is traded on the NYSE under the symbol USI. The following table sets forth, for the fiscal periods indicated, the high and low closing sales price per share of Common Stock as reported by the NYSE.

	Fiscal 2002		Fiscal 2001

	High	Low	High	Low

First Quarter	$2.69	$1.91	$10.06	$6.44
Second Quarter	$3.92	$1.76	$8.55	$5.60
Third Quarter	$4.40	$3.20	$6.12	$4.10
Fourth Quarter	$3.70	$2.25	$3.90	$1.74

      (b) Holders.

      As of December 2, 2002, there were approximately 19,423 record holders of Common Stock. The closing price per share of Common Stock as reported by the NYSE on such date was $2.99.

      (c) Dividends.

      Prior to March 2001, the Company’s Board of Directors adopted a cash dividend policy under which the Company paid cash quarterly dividends of $0.05 per share of Common Stock. The last dividend payment was declared on December 31, 2000 and paid on January 21, 2001. In March 2001, the Board of Directors indefinitely suspended the Company’s quarterly payment of dividends. Furthermore, the

Restructured Facilities (See Note 6 to the Company’s Consolidated Financial Statements) executed on August 15, 2001 and amended in October 2002 include a restriction on the payment of any dividends.

Item 6.     Selected Financial Data

      The following table sets forth the consolidated historical selected financial data of the Company:

	For the Fiscal Years Ended September 30,

	2002	2001	2000	1999	1998

	(In millions, except per share)
Statement of Operations:
Net sales	$1,159.5	$1,107.1	$1,724.9	$2,129.2	$1,974.5
Operating income (loss)	98.5	(22.9)	83.8	207.3	48.5
Income (loss) from continuing operations	33.8	(179.8)	38.7	95.2	(55.6)
Income (loss) from discontinued operations, net of tax	7.8	(344.1)	(3.1)	46.2	17.1
Cumulative effect of accounting change, net of tax	—	(0.7)	—	—	—
Net income (loss)	41.6	(524.6)	35.6	141.4	(43.6)
Basic income (loss) per share:
Income (loss) from continuing operations	0.46	(2.43)	0.48	1.03	(0.58)
Income (loss) from discontinued operations	0.10	(4.65)	(0.04)	0.50	0.18
Cumulative effect of accounting change	—	(0.01)	—	—	—
Net income (loss)	0.56	(7.09)	0.44	1.53	(0.46)
Diluted income (loss) per share:
Income (loss) from continuing operations	0.46	(2.43)	0.47	1.02	(0.58)
Income (loss) from discontinued operations	0.10	(4.65)	(0.04)	0.49	0.18
Cumulative effect of accounting change	—	(0.01)	—	—	—
Net income (loss)	0.56	(7.09)	0.43	1.51	(0.45)
Cash dividend declared per share	—	0.05	0.20	0.20	0.20

Balance Sheet Data (at period end):
Cash and cash equivalents	$32.1	$65.2	$24.7	$57.7	$44.3
Working capital	262.9	453.7	541.5	864.2	800.6
Total assets	1,575.3	1,883.6	2,249.9	2,765.0	2,530.3
Total debt	808.1	1,226.8	1,046.2	1,251.8	954.2
Stockholders’ equity	237.7	199.6	753.7	920.3	960.4

      Financial data in fiscal 1998, 1999 and 2000 includes the Diversified segment and Rexair which were sold in March 2000. Rexair was repurchased in August of 2001. A comprehensive discussion of these dispositions can be found under Results of Operations — Acquisition and Disposition of Businesses and Discontinued Operations in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

      Operating income for fiscal 2001, 2000, 1999 and 1998 includes goodwill amortization of $9.7 million, $13.2 million, $12.3 million and $14.1 million, respectively. The Company stopped amortizing goodwill after adopting SFAS No. 142 on October 1, 2001. Operating income for fiscal 1999 and 1998 includes $6.8 million and $2.4 million, respectively, of equity losses from the Company’s investment in the United Pacific Industries (“UPI”). These losses include charges associated with impairments of UPI and its subsidiaries of $5.5 million and $4.0 million in fiscal 1999 and 1998, respectively.

      Income from continuing operations in fiscal 2002 includes non-recurring after-tax charges of $4.7 million, which consists of $2.2 million for a lease obligation, $2.0 million in severance charges and $0.5 million to increase reserves related to the U.S. Brass product lines which were discontinued in 2000.

      Loss from continuing operations in fiscal 2001 includes non-recurring after-tax charges of $176.7 million for 1) the recognition of goodwill impairment charges ($100.2 million), 2) the write-down of the carrying value of the Strategic Notes to net realizable value ($45.1 million), 3) the payment of advisory and other related fees associated with the debt restructuring ($6.7 million), 4) the write-off of deferred selling costs related to the original sale of Rexair in March 2000 ($17.4 million), 5) the payment of professional fees associated with the previously planned Spin-off of the LCA Group ($4.6 million), and 6) the elimination of certain product lines ($2.7 million).

      Income from continuing operations in fiscal 2000 includes non-recurring after-tax charges of $64.9 million for 1) the closure of the former Zurn corporate office ($8.0 million), 2) the elimination of certain products lines, write-down of inventory and other related costs at the U.S. Brass operations ($14.1 million), and 3) the recognition of goodwill and asset impairments at the European HVAC operations ($42.8 million). Fiscal 2000 also includes net after-tax credits of $24.4 million related to the gain on the sale of the Diversified Businesses, the gains on the sale of Strategic Notes and additional equity interest and costs written off related to the abandoned sale of the lighting segment. In addition, fiscal 2000 includes a $20.0 million reversal of tax contingencies related to the spin-off from Hanson.

      Income from continuing operations in fiscal 1999 includes $2.3 million after-tax of unusual costs in conjunction with severance for certain senior executives, and net after tax costs of $4.7 million primarily for the closure of a manufacturing facility and the elimination of certain product lines. Fiscal 1999 also includes a $6.2 million tax benefit from the resolution of prior years’ tax issues.

      Loss from continuing operations in fiscal 1998 includes non-recurring and unusual after-tax charges of $128.2 million of merger, restructuring and other costs, $7.0 million to write-off interest rate protection agreements, $34.1 million to discontinue a business and $5.0 million associated with the refinancing of Zurn’s outstanding indebtedness.

      Cash dividends exclude dividends declared and paid by Zurn prior to the Merger. In March 2001, the Board of Directors indefinitely suspended the Company’s quarterly payment of dividends. Furthermore, the restructured facilities include a restriction on the payment of dividends.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

      The Company redefined its business segments for fiscal 2002 due to the reacquisition of Rexair on August 15, 2001. The Company now has a Bath & Plumbing segment and a Rexair segment, which consists solely of the Rexair business. On December 28, 2001, the Company’s Board of Directors adopted a formal Disposal Plan in connection with the Company’s obligation to pay debt amortization. The Disposal Plan called for the sale of five businesses — Ames True Temper, Selkirk, Lighting Corporation of America, Spear & Jackson and SiTeco Lighting. The results of operations classified as discontinued are excluded from the following discussions of the Company’s continuing operating results and are discussed separately under the caption, “Discontinued Operations”. On March 24, 2000, the Company completed the disposition of a majority equity interest in its Diversified segment. The Company accounted for the retained interest in its Diversified segment under the equity method of accounting from March 24, 2000 until January 16, 2002, when the Company sold all remaining interests in that segment.

	For the Fiscal Years Ended
	September 30,

	2002	2001	2000

	(In millions)
Net Sales
Bath & Plumbing	$1,060.9	$1,093.8	$1,309.6
Rexair	98.6	13.3	—
Diversified(4)	—	—	415.3

Total Net Sales	$1,159.5	$1,107.1	$1,724.9

Operating Income (Loss)
Bath & Plumbing(1)(2)(3)	$90.3	$(2.8)	$62.2
Rexair	28.5	3.0	—
Diversified(4)	—	—	35.7

	118.8	0.2	97.9
Corporate expenses	(20.3)	(23.1)	(14.1)

Total Operating Income (Loss)	$98.5	$(22.9)	$83.8

(1)	Operating income for fiscal 2002 includes restructuring costs of $7.2 million (see Note 5 to the Company’s Consolidated Financial Statements).

(2)	The operating loss for fiscal 2001 includes restructuring, impairment and other unusual costs of $105.0 million (see Note 5 to the Company’s Consolidated Financial Statements).

(3)	Operating income for fiscal 2000 includes restructuring, impairment and other unusual costs of $79.7 million (see Note 5 to the Company’s Consolidated Financial Statements).

(4)	Rexair’s sales and operating income are included in the Diversified segment in fiscal 2000.

Overall

      The Company’s overall sales increased $52.4 million (5%) in 2002 when compared to 2001 due to the inclusion of Rexair in the fiscal 2002 results. On August 15, 2001, the Company reacquired the 75% equity interest in Rexair previously sold to Strategic as part of the Diversified transactions in March 2000. The Company previously accounted for Rexair under the equity method of accounting during the time period from March 24, 2000 until August 15, 2001 when the Company held only a 25% equity interest. The increase was partially offset by a 3% decrease in sales in the Bath & Plumbing segment.

      Overall sales in 2001 decreased $617.8 million (36%) from 2000. The 2001 results were impacted by the disposals of the Company’s Diversified businesses in March 2000, its fire protection business in January 2000 and its European HVAC business in November 2000, as well as the Company’s decision to exit certain unprofitable Bath & Plumbing product lines during 2000. The European HVAC and fire protection businesses were both included in the Company’s Bath & Plumbing segment. The remaining sales decrease of 9% was attributable to the weaker economy, inventory reduction programs instituted by major customers, inclement weather and unfavorable fluctuations in currency exchange rates.

      The Company’s operating income (loss) for 2002, 2001 and 2000 included goodwill impairment, restructuring, and other non-recurring charges of $7.2 million, $105.0 million and $79.7 million, respectively (see Note 5 to the Company’s consolidated financial statements). Also included in fiscal 2001 and 2000 results is goodwill amortization of $9.7 million and $13.2 million, respectively. The Company stopped amortizing goodwill after adopting SFAS No. 142 on October 1, 2001. Excluding all these items, operating income increased by $13.9 million (15%) in fiscal 2002 and decreased by $84.9 million (48%) in fiscal 2001 when compared to the comparable prior year periods. The increase in fiscal 2002 is due to the inclusion of Rexair, partially offset by a decrease in operating income in the Bath & Plumbing segment. The decrease in fiscal 2001 was largely due to the disposal of the Diversified businesses, a decrease in operating income in the Bath & Plumbing segment, as well as higher corporate costs.

Bath & Plumbing

      Sales in the Bath & Plumbing segment decreased $32.9 million (3%) in 2002 in comparison with the prior year. The decrease was partially due to the disposal of the segment’s European HVAC businesses and discontinued product lines in the segment’s U.S. Brass operations, which contributed approximately $14.0 million to sales in fiscal 2001. In addition, the segment reported decreased sales in the non-premium spa, whirlpool bath and above-ground pools businesses, partially offset by sales increases in the U.K. bath and sink and domestic premium spa businesses. The non-premium spa and whirlpool bath businesses were affected by reduced sales to home center mass merchants. The above-ground pools business was negatively impacted by excess inventory levels experienced by their distributor network due to poor weather conditions over the last two selling seasons. The U.K. bath and sink business experienced improved weather conditions and implemented customer programs that have increased sales to existing customers. The premium spa businesses have been successful in adding a number of new products and dealers for its Jacuzzi and Sundance lines. Foreign currency exchange rates also favorably impacted the sales comparison with prior year by $2.2 million. In 2002, sales of the Company’s Eljer line of bathroom products increased over 2001 as a result of greater demand in the homecenter channel. In the industrial and commercial markets, sales of the Company’s Zurn Plumbing products in 2002 were flat when compared to 2001 as this sector experienced a decrease in construction activity.

      Sales in the Bath & Plumbing segment decreased $215.8 million (16%) in 2001 compared to 2000. The decrease was partially attributable to the disposal of the segment’s fire protection and European HVAC businesses and the discontinuance of certain unprofitable product lines at U.S. Brass, which provided the Company with $109.4 million of sales in 2000 while only contributing $14.0 million to sales in 2001. The remaining decrease in sales for 2001 was primarily the result of the economic downturn, inventory reduction programs instituted by major customers, inclement weather in the segment’s major markets and increased energy costs, which have softened consumer interest in purchasing spas. The domestic bath and spa businesses accounted for $93.2 million of the sales decrease in 2001. Overseas operations were impacted by unfavorable currency exchange rates, which accounted for approximately $23.7 million of the sales decrease in 2001.

      Operating income (loss) included goodwill impairment, restructuring and other non-recurring charges of $7.2 million, $105.0 million and $79.7 million for 2002, 2001 and 2000, respectively. In fiscal 2002, the restructuring charges of $7.2 million included $3.1 million in severance charges, $3.4 million associated with a lease obligation and $0.7 million to increase the reserve for the discontinued product lines of U.S. Brass. For fiscal 2001, the charges consisted of goodwill impairment charges of $100.2 million and non-recurring charges of $4.8 million related to the discontinued product lines at U.S. Brass. The 2000 charges included restructuring charges of $13.1 million related to the closure of the former Zurn corporate office and goodwill and property, plant and equipment impairment charges as well as restructuring charges related to the European HVAC and U.S. Brass operations totaling $45.8 million and $20.8 million, respectively. The segment also recorded goodwill amortization of $9.7 million and $11.1 million in fiscal 2001 and 2000, respectively. Excluding all these items, operating income decreased by $14.4 million (13%) in 2002 and $41.1 million (27%) in 2001 from their comparable prior year periods. The decreases in both years were primarily due to the decreases in sales discussed above. Also contributing to the decrease in fiscal 2002 were the costs of consolidating selected whirlpool bath manufacturing facilities, which were fully operational in the first fiscal quarter of 2003. These decreases were partially offset by an increase in operating margins at the domestic spa business due to a shift in the sales mix towards the premium spa lines, which are sold at higher margins. After factoring in the sales decrease in 2001 when compared with 2000, the decrease in operating income was further influenced by increased freight and energy costs, and an increase in unabsorbed overhead due to lower production levels.

Rexair

      The Rexair segment consists solely of the Rexair business, which the Company reacquired in August 2001. While still owned by Strategic, Rexair recorded sales of $96.1 million and operating income of $24.3 million for the period ended August 15, 2001. For the year ended September 30, 2000, Rexair recorded sales of $109.5 million and operating income of $28.8 million. The sales decrease of $10.8 million in fiscal 2002 over the comparable prior year period is primarily attributable to a decrease in unit sales due to political uncertainty as a result of the events of September 11th and recent events in the Middle East. Operating income for fiscal 2001 and 2000 included goodwill amortization of $3.5 million and $2.4 million, respectively. Excluding goodwill amortization, the decrease in operating income in fiscal 2002 compared to 2001 was primarily due to lower sales, partially offset by reduced general and administrative costs.

Corporate expenses

      Corporate expenses decreased $2.8 million in fiscal 2002 in comparison with the prior year due to a decrease in staff over the latter half of the year, as well as an increase in pension income recognized in 2002. In July 2002, the Company announced the closure of its corporate office in Iselin, New Jersey, in conjunction with its consolidation into a smaller office in West Palm Beach, Florida. The increase in pension income was largely related to a $58 million pension asset retained as a result of the Ames True Temper sale in January 2002. Fiscal 2002 expenses include severance and related compensation expenses of $1.0 million and an increase in legal and other professional services of approximately $1.8 million.

      Corporate expenses increased in 2001 in comparison to 2000 because of less pension income and an increase in compensation expense. Also, the Company partially offset corporate expenses through fiscal 2000 with the amortization of a non-compete agreement. The Company amortized $2.2 million per year in connection with this agreement. The pension plans were reorganized in 2000 resulting in a $2.7 million reduction in pension income allocable to the corporate office in 2001. Compensation expenses increased in 2001 because of additional staff added in anticipation of a previously planned spin-off of Lighting Corporation of America and Spear & Jackson.

Interest Income and Expense

      Interest expense decreased $13.1 million in 2002 compared to 2001 largely due to lower debt balances resulting from payments made to satisfy the permanent debt reductions of the Restructured Credit Facilities. Interest expense increased $3.5 million in fiscal 2001 compared to 2000. This is largely the result of higher borrowing rates in connection with an amendment of the Company’s Revolving Facilities in February 2001, higher borrowing rates under the new Restructured Credit Agreement executed on August 15, 2001, and the assumption of Rexair’s $172.5 million debt on August 15, 2001.

      Interest income decreased by $20.6 million and increased by $8.5 million in fiscal 2002 and 2001, respectively, when compared with the respective prior years. The variation for both years is largely due to the interest earned on the senior notes received from Strategic as part of the sale of the Company’s Diversified businesses in March 2000 (see Acquisition and Disposition of Businesses). These notes were sold back to Strategic in January 2002. Interest on these notes totaled $1.6 million, $22.5 million and $12.7 million in fiscal 2002, 2001 and 2000, respectively.

Other

Gain on Sale of Diversified Businesses

      The Company recorded a gain of $39.3 million on the sale of its Diversified businesses in fiscal 2000 (see Acquisition and Disposition of Businesses and Discontinued Operations).

Equity (Losses) Earnings in Investees

      The Company recorded equity losses related to its investment in Strategic and Rexair of $1.4 million in 2001, compared to equity earnings of $3.1 million in 2000. As a result of the Rexair acquisition on August 15, 2001, the Company now owns 100% of Rexair. In January 2002, the Company sold all of its remaining interests in Strategic.

Other Expense, Net

      Other expense, net, was $15.6 million, $97.2 million and $4.7 million for fiscal 2002, 2001 and 2000, respectively. Fiscal 2002 primarily includes $9.2 million in financing related charges, $5.2 million associated with the Company’s ladder operations disposed of in October 1999, and $1.7 million in write-downs of property plant and equipment, offset by a gain on sale of excess property of $0.8 million. Fiscal 2001 included $45.1 million in impairment charges related to the Strategic Notes, $23.6 million in advisory and other related costs associated with the company’s debt restructuring, $17.4 million in deferred transaction costs related to the original sale of Rexair in March 2000, $8.1 million of professional fees related to the Company’s previously planned spin-off of the LCA group and $4.3 million related to the Company’s ladder operations. Expenses for 2000 include $5.7 million in charges related to the ladder operations and $0.9 million in charges related to the abandoned sale of the Lighting segment, partially offset by $3.2 million in gains on the sale of excess real estate.

Taxes

      The effective tax rates for continuing operations for 2002, 2001 and 2000 were (186.4%), 2.9% and 26.9%, respectively. The tax benefit recorded in 2002 is largely attributable to benefits that will be realized due to the recent completion of certain asset sales and changes in tax laws regarding the utilization of loss carry backs. For 2001, the difference between the U.S. statutory rate and the Company’s effective tax rate arose principally as a result of the non-deductibility of a portion of the goodwill impairments and non-recurring charges recorded during the year, as well as a valuation allowance for deferred tax assets. The 2000 tax provision includes a $20.0 million benefit from the reversal of tax contingencies established when the Company spun off from Hanson and excludes a tax benefit associated with the write-off of goodwill related to the Company’s European HVAC business.

Impairment, Restructuring and Other Non-Recurring Charges

Goodwill Impairment Charges

      Operating results at a number of the Company’s subsidiaries declined during 2001. In the third quarter of 2001, the Company evaluated the recoverability of the goodwill of these subsidiaries based on a fair value methodology. This evaluation indicated that the carrying value of the goodwill of certain of its subsidiaries was impaired. As a result, the Company recorded goodwill impairment charges totaling $100.2 million in the Bath & Plumbing segment in fiscal 2001.

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

Restructuring and Other Non-recurring Charges

      In the latter half of 2002, the Company recorded restructuring charges of $7.2 million, which included $3.4 million associated with a lease obligation, $3.1 million in severance charges and $0.7 million to increase the reserve related to the discontinued U.S. Brass product lines. The $3.4 million lease charge related to a revised estimate on the lease obligation associated with the decision to close the Zurn corporate office in January 2000 (see below). In estimating its lease obligation, the Company assumed that it would be able to sublease sections of the building over the course of the lease. Due to the current real estate conditions in that market, the Company has not been able to sublease the office space. The severance charges relate to the elimination of the executive layer of management within the Bath & Plumbing segment and recent Jacuzzi management changes, which resulted in the termination of four employees. These charges consist of $2.3 million in cash related charges, which the Company expects to pay within the next twelve months and $0.8 million in non-cash related charges associated with the accelerated vesting of restricted stock. The reserve related to the U.S. Brass product lines discontinued in fiscal 2000 was increased largely due to an increase in the amount of estimated product liability and warranty claims related to those products.

      In September 2000, the Company’s Bath & Plumbing segment announced to its employees and to the marketplace that U.S. Brass was exiting its Valley line of faucets, Eastman line of connectors and Sanitary Dash line of under-the-sink pipes. Accordingly, in 2000, the Company recorded restructuring and other non-recurring charges of $19.4 million, which consists of severance and commitment costs of $3.4 million, inventory related charges of $16.0 million ($13.9 million recorded in cost of goods sold and $2.1 million recorded in selling, general and administrative expenses). The Company also recorded other non-recurring charges of $4.8 million in 2001 consisting primarily of accelerated depreciation on machinery that was used to complete the remaining in-process inventory. The Company’s decision to exit these three product lines required the closure of two manufacturing facilities in Abilene and Plano, Texas and the termination of approximately 335 employees.

      The Company recorded restructuring and other non-recurring charges of $21.7 million in 2000 related to its decision to dispose of its European HVAC operations (see Goodwill Impairment Charges). These charges consisted of $18.2 million in fixed asset impairments and $3.5 million in inventory-related charges (recorded in Cost of Goods Sold). The European HVAC operation was subsequently sold in November 2000 (See Acquisition and Disposition of Businesses and Discontinued Operations).

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

      The principal components of impairment and restructuring charges recorded for continuing operations are:

	2002	2001	2000

	(In millions)
Impairment of goodwill	$—	$100.2	$25.5
Lease obligations, impairment of equipment and other	4.1	—	29.6
Severance and related costs	3.1	—	5.1

Total	$7.2	$100.2	$60.2

Cash charges	$6.4	$—	$16.4
Non-cash charges	0.8	100.2	43.8

Total	$7.2	$100.2	$60.2

      As of September 30, 2002, the Company had remaining accruals of $9.4 million for restructuring costs. The activity in the restructuring liability accounts by cost category is as follows:

	Lease and
	Contract	Severance
	Related	and Related	Total
	Costs	Costs	Costs

	(In millions)
Balance at September 30, 2000	$10.1	$4.9	$15.0
2001 activity:
Cash payments	(3.3)	(1.6)	(4.9)
Reserves of divested businesses	—	(3.0)	(3.0)

Balance at September 30, 2001	6.8	0.3	7.1
2002 activity:
Fiscal 2002 charges	4.1	2.3	6.4
Cash payments	(2.1)	(2.0)	(4.1)

Balance at September 30, 2002	$8.8	$0.6	$9.4

      Approximately $2.2 million of the reserves are included in the balance sheet caption “Accrued expenses and other current liabilities,” while the remaining $7.2 million are recorded in the balance sheet caption “Other liabilities.” The Company expects the remaining accruals to be paid with cash over the periods provided by the severance and lease agreements of one and five years, respectively.

Other

      In 2001, the Company incurred $8.1 million for professional fees associated with the previously planned spin-off of the LCA Group; recorded charges of $45.1 million to reflect the Strategic Notes at their net realizable value; expensed $17.4 million in deferred transaction costs previously incurred as part of the original sale of Rexair; and incurred $6.7 million in advisory and other related costs associated with the Company’s debt restructuring executed on August 15, 2001. During 2002, the Company sold the Strategic Notes together with its equity interest in Strategic for net proceeds of $105.9 million, which approximated their carrying value. In 2000, the Company recorded $0.9 million in charges related to the abandoned sale of the LCA Group. All of these costs have been classified as “Other expenses” in the Company’s consolidated statement of operations.

Acquisition and Disposition of Businesses and Discontinued Operations

Acquisition of Businesses

      In connection with the Company’s sale to Strategic in March 2000 of a 75% interest in Rexair (see Disposition of Businesses below), the Company guaranteed Rexair’s $200 million credit facility (“Rexair Guarantee”). This guarantee required the Company to maintain certain credit rating levels. In response to a downgrade of its credit ratings in March 2001, the Company obtained waivers of the ratings default from Rexair’s lenders while it pursued the reacquisition of Rexair from Strategic and the restructuring of its debt. On August 15, 2001, the Company reacquired the 75% equity interest in Rexair previously sold to Strategic. The purchase consideration included the return to Strategic of $27.4 million in face value of Strategic’s senior notes and the assumption of borrowings outstanding under Rexair’s $200 million credit facility. In connection with the reacquisition, the Company reduced the reacquired basis in Rexair by the amount of its previously deferred gain and reclassified its retained 25% share of Rexair’s net liabilities from other long-term liabilities. The allocation of the purchase consideration, including the deferred gain and the carrying value of the retained liabilities, to the assets acquired and liabilities assumed resulted in intangible assets of approximately $73.7 million, the majority of which have indefinite lives and will not be amortized. The Company expensed $17.4 million of deferred transaction costs associated with the March 2000 sale of Rexair. The results of Rexair have been included in the Rexair segment from the date of re-

acquisition. The Company accounted for Rexair under the equity method of accounting during the time period from March 24, 2000 to August 15, 2001 when the Company held only a 25% interest.

      In June 2000, upon expiration of the contingency period related to the December 1997 acquisition of Spear & Jackson, the Company made additional cash payments totaling $71.4 million to the former owners of Spear & Jackson. The Company was required to pay $36.0 million because the Company’s stock price fell below a guaranteed minimum as defined in the acquisition agreement. This amount was recorded as an adjustment to paid-in capital as it was based upon the market price of the Company’s stock. The remaining $35.4 million payment was made in satisfaction of additional contingent consideration based on other criteria set forth in the purchase agreement. This amount was recorded as additional goodwill. In September 2002, the Company sold Spear & Jackson as part of its Disposal Plan (see Note 4 to the Company’s Consolidated Financial Statements).

Disposition of Businesses (excluding Disposals of Discontinued Operations)

      In November 2000, the Company sold its European HVAC business for proceeds of $7.5 million, which approximated its carrying value.

      On March 24, 2000, the Company disposed of a majority equity interest in its Diversified segment in two separate transactions. In the first transaction, the Company disposed of the following subsidiaries: Atech Turbine Components, Inc.; Bearing Inspection, Inc.; BiltBest Products, Inc.; EJ Footwear Corp. (including Georgia Boot Inc. and Lehigh Safety Shoe Co.); Garden State Tanning Inc.; Huron Inc.; Jade Holdings Pte Ltd (including Jade Technologies Singapore Ltd and FSM Europe B.B.); Leon Plastics Inc.; Native Textiles Inc. and SCF Industries, Inc. The Company received gross cash proceeds of approximately $203.4 million, retained a preferred equity interest in the buyer, Strategic, having a stated value of approximately $19.5 million, retained a common equity interest in Strategic of 17.7% and received approximately $209.0 million aggregate principal amount of 12% (12.5% effective August 18, 2000) senior notes (the “Strategic Notes”) due 2007. In addition, Strategic assumed approximately $7.9 million of existing bank debt. As a result of its disposal of the Diversified businesses, the Company recorded a pre-tax gain of $38.4 million.

      In the second transaction, Rexair sold newly issued shares to Strategic representing, after issuance, 75% of the equity interest in Rexair. The Company received approximately $195.0 million in cash and retained a 25% direct equity interest in Rexair. In addition, the Company guaranteed Rexair’s $200 million credit facility. In connection with the Rexair transaction, the Company recorded a liability of $82.2 million, related to its retained 25% share of Rexair’s net liabilities and a deferred gain, which together with the deferral of the related transaction costs, was to be deferred until the release of the Company’s guarantee of Rexair’s credit facility. On August 15, 2001, the Company reacquired Rexair from Strategic in exchange for $27.4 million in face value of the Strategic Notes. Accordingly, the Company’s retained 25% share of Rexair’s net liabilities reduced the reacquired basis in Rexair (see Acquisition of Businesses above).

      In August 2000, the Company sold $25.0 million of the Strategic Notes, approximately $1.8 million of the stated value of its preferred equity interest in Strategic and approximately 1.9% of its common equity interest in Strategic. This transaction resulted in a pre-tax gain of $0.9 million. In January 2002, the Company sold its remaining preferred equity interest in Strategic having a stated value of approximately $18 million, its 15.8% common equity interest and its Strategic Notes with a face value of $156.9 million back to Strategic for net proceeds of $105.9 million.

      In the second quarter of fiscal 2000, the Company sold its fire protection businesses. The cash consideration paid for these businesses totaled approximately $23.0 million, which approximated their carrying value.

      During the first quarter of fiscal 2000, the Company disposed of assets relating to its ladder operations and the infant and children footwear operation. The total proceeds of these separate transactions were

$18.0 million, which approximated their carrying values. The Company has retained certain product liabilities of the ladder operations for which $12.3 million has been accrued at September 30, 2002.

Discontinued Operations

      On December 28, 2001, the Board of Directors approved a formal Disposal Plan for five businesses in connection with the Company’s obligation to pay debt amortization as set forth in the restructured debt agreements. In connection with the Disposal Plan, the Company incurred a charge of $232.6 million, net of tax, in fiscal 2001, which represented the difference between the historical net carrying value and the estimated net realizable value of the five businesses — Ames True Temper, Selkirk, Lighting Corporation of America, Spear & Jackson and SiTeco Lighting. In fiscal 2002, the Company recorded income from discontinued operations of $7.8 million, as it re-evaluated the estimated loss on disposal of its discontinued operations. The discontinued businesses previously comprised the Company’s Lawn & Garden and Lighting segments. The net assets of the discontinued businesses are included in net assets held for sale in all periods presented. The Company completed the sales of Ames True Temper in January 2002, Lighting Corporation of America in April 2002, Selkirk in June 2002 and Spear & Jackson in September 2002. In October 2002, the Company completed the sale of SiTeco Lighting.

      The operating results of these businesses were classified as discontinued operations in 2001 and 2000 and, in accordance with APB No. 30, their estimated fiscal 2002 operating income was included in the Company’s expected loss on disposal of $232.6 million which was recorded in September 2001 and adjusted in fiscal 2002.

      Summarized results of these businesses are as follows:

	For Fiscal Years Ended September 30,

	2002	2001	2000

	(In millions)
Net sales	$714.1	$1,346.1	$1,419.8
Operating income (loss)	31.7	(57.9)	3.9
Income (loss) from discontinued operations before income taxes	31.8	(66.6)	3.4

      Included in operating income (loss) in fiscal 2001 and 2000 are goodwill impairment charges totaling $121.4 million and $84.0 million, respectively. These goodwill impairment charges resulted from evaluations of the recoverability of goodwill performed by the Company based on a fair value methodology. The impairment charges were recorded as part of continuing operations before the approval of the Disposal Plan and were reclassified into discontinued operations after the approval of the Disposal Plan. Excluding the impairment charges, the decrease in sales and operating income for these discontinued operations in fiscal 2002 compared to fiscal 2001 primarily relates to the lost contribution from businesses sold during fiscal 2002.

      The decrease in sales in 2001 compared to 2000 relates primarily to the Lighting companies (Lighting Corporation of America and SiTeco Lighting) and Spear & Jackson. Sales at the Lighting companies decreased $50.1 million due to the discontinuance of certain unprofitable product lines in 2000 combined with lower volume sales at the commercial and institutional indoor businesses. Sales at Spear & Jackson decreased primarily due to the sale of its Saw’s Division in March 2001. Excluding the goodwill impairment charges mentioned above, operating income for the discontinued operations decreased $24.4 million in 2001 compared to 2000. This decrease was largely from the Ames True Temper business. This was primarily the result of higher warehousing and distribution costs due to higher-than-normal inventory levels and the under-absorption of fixed costs as manufacturing production schedules were curtailed to reduce inventories. The inventory levels were higher than expected due to the opening of a new master distribution center in December 2000, which coincided with inventory reduction plans instituted by major customers. Ames True Temper also incurred $3.8 million in non-recurring charges related to the opening of the new master distribution center.

Liquidity and Capital Resources

      The Company’s primary sources of liquidity and capital resources are cash and cash equivalents, cash provided from operations and available borrowings under the Company’s Restructured Facilities (as defined below and in Note 6 to the Company’s Consolidated Financial Statements). The Company expects to satisfy operating liquidity needs through operating cash flow.

      Net cash provided by (used in) operating activities of continuing operations was $35.8 million, $29.3 million and $(64.3) million in fiscal 2002, 2001 and 2000, respectively. The increase in fiscal 2002 over 2001 was primarily the result of increased operating income, largely due to a full year’s contribution from the Rexair business re-acquired in August 2001. The improvement in fiscal 2001 was principally realized through implementing liquidity management actions, primarily directed at accounts receivable, inventories and accounts payable. Also contributing to the improvement over 2000 was the fact that the Diversified businesses were net cash users during 2000. The Diversified businesses are seasonal in nature. They were divested in March 2000 just as they were starting their seasonal change from net cash users to cash generators. The Company has experienced some seasonality in its Jacuzzi and Zurn businesses. Sales of several Jacuzzi products such as spas and swimming pool equipment are sensitive to weather conditions and tend to experience a significant decrease in sales during the fall and winter months (predominantly the first and second fiscal quarters). Sales at Jacuzzi and Zurn are also negatively affected when weather impedes outside construction and installation.

      Net cash provided by discontinued operations was $24.7 million, $67.2 million and $28.8 million in 2002, 2001 and 2000, respectively. The decrease in cash provided by discontinued operations in 2002 compared to 2001 is due to the disposals during 2002, largely Ames True Temper in January 2002 and Lighting Corporation of America in April 2002. The increase in cash provided in 2001 over 2000 relates mainly to the implementation of the liquidity management actions described above in continuing operations. Also there were increased working capital requirements at Ames True Temper during 2000 due to a planned move into a new distribution center in early fiscal 2001.

      Net cash provided by investing activities was $481.8 million in 2002, compared to net cash used of $7.4 million in 2001, and net cash provided of $322.0 million in 2000. Net cash provided by investing activities in 2002 included $388.2 million in proceeds from the sale of businesses. These net proceeds consisted of $143.1 million for Ames True Temper, $210.2 million for Lighting Corporation of America and $34.9 million for Selkirk. Also included in cash provided from investing activities in 2002 was $105.9 million received from the sale of the Strategic Notes and $3.3 million from the sale of excess real estate, fixed assets and other investments, partially offset by $15.6 million in capital expenditures. Net cash used by investing activities in 2001 consisted of $22.9 million for capital expenditures, partially offset by cash proceeds of $7.5 million received from the sale of the European HVAC operations and $8.7 million from the sale of excess real estate and fixed assets. Net cash provided by investing activities in 2000 primarily consisted of cash proceeds of $402.2 million received from the sale of a majority equity interest in the Diversified businesses and the sale of its fire protection, children’s footwear and ladder operations, $24.3 million received from the sale of Strategic Notes and $6.7 million from the sale of excess real estate and property, plant and equipment. This increase in cash was partially offset by $33.1 million required for capital expenditures and $71.4 million for the Spear & Jackson contingency payment (see Note 3 to the Company’s Consolidated Financial Statements).

      The Company used net cash of $575.9 million, $39.5 million and $307.5 million for financing activities in fiscal 2002, 2001 and 2000, respectively. Cash used in financing activities in 2002 consisted of net repayments of debt and notes payable of $423.2 million and escrow deposits of $152.7 million. The escrow deposits, made for the benefit of the holders of the Company’s Senior Notes and certain other creditors, were required under the terms of the Restructured Facilities. Cash used in financing activities for fiscal 2001 includes net proceeds from long-term debt and notes of $16.3 million, offset by dividend payments of $7.7 million and $43.1 million of cash used to purchase the Company’s common stock for treasury. The fiscal 2000 amount primarily consists of net repayments of long-term debt and notes of $151.7 million, $143.4 million of cash used to purchase the Company’s common stock for treasury and dividend payments of $16.8 million. The cash for the repayments and treasury stock repurchases was generated by the proceeds from the sale of the Company’s Diversified businesses discussed earlier.

      During October 1999, the Company entered into equity instrument contracts to purchase 2.8 million shares of its common stock. These contracts were settled during 2001 for $43.1 million. During 1999 and 2000, the Company’s Board of Directors authorized share repurchase programs aggregating $350.0 million. Under these programs, the Company repurchased $331.8 million of its common stock for treasury, of which $43.1 million and $99.2 million was purchased in 2001 and 2000, respectively. During June 2000, in a separate transaction authorized and undertaken outside the existing share repurchase programs, the Company repurchased all of its common stock held by the former owners of Spear & Jackson for $44.2 million. The repurchase programs have been suspended indefinitely, as the Restructured Facilities entered into on August 15, 2001 contains restrictions on the purchase of Company stock, dividends and other restrictive payments. In March 2001, the Company’s Board of Directors indefinitely suspended the Company’s quarterly payment of dividends.

      Total stockholders’ equity increased $38.1 million in fiscal 2002, primarily due to net income recorded for the year of $41.6 million.

      During fiscal 2002, the Company paid approximately $4.1 million related to its restructuring plans and expects an additional $2.2 million to be paid in the next 12 months (see Note 5 to the Company’s Consolidated Financial Statements for more information on the Company’s restructuring activities). Below is a summary of the Company’s significant contractual cash obligations as of September 30, 2002, which reflects the sale of SiTeco, the amendments to the Restructured Facilities and the exchange of the Senior Notes.

		Payments due in fiscal					Payments
							due
	Total	2003	2004	2005	2006	2007	Thereafter

	(In millions)
Long-term debt	$792.8	$275.9	$13.1	$296.5	$134.4	$71.1	$1.8
Escrow deposits for Senior Notes	(134.1)	(130.5)	(3.6)	—	—	—	—
Other escrow deposits	(12.4)	(12.4)	—	—	—	—	—
Notes payable	15.3	15.3	—	—	—	—	—
Operating leases	29.5	9.2	6.7	5.1	4.0	2.4	2.1

Total Contractual cash obligations	$691.1	$157.5	$16.2	$301.6	$138.4	$73.5	$3.9

      In October 1998, USI and USI American Holdings, Inc. (“USIAH”), issued $250.0 million aggregate principal amount of Senior Notes due October 15, 2003, which bear interest at 7.125%, payable semiannually (“7.125% Notes”). The net cash proceeds were $247.7 million after transaction fees and discounts. A supplemental indenture was later executed adding USI Global Corporation (“USI Global”), a wholly owned subsidiary of USI, as a co-obligor under the 7.125% Notes. On September 9, 2002, the Company commenced an Exchange Offer to exchange cash and notes with an interest rate of 11.25% payable December 31, 2005 (the “New Notes”) for all outstanding 7.125% Notes due October 2003. In connection with the Exchange Offer, the Company also solicited consents from a majority of the 7.125% Note holders to a proposed amendment to the indenture under which the 7.125% Notes were issued so that the cash deposited into a cash collateral account from the sales of the Company’s non-core assets that is proportionally allocable to tendering holders may be used to pay the cash consideration in the Exchange Offer (“Consent Solicitation”).

      On November 4, 2002, the Company announced that it had accepted for payment all 7.125% Notes validly tendered in the exchange offer. Approximately $238.2 million or 95% of the 7.125% Notes were tendered for exchange. Note holders who tendered their 7.125% Notes received an amount of cash and principal amount of New Notes that together equaled the principal amount of the 7.125% Notes tendered. The transaction resulted in $104.8 million paid to the note holders from the 7.125% Notes escrow account, New Notes issued of $133.4 million and a balance remaining in 7.125% Notes of $11.8 million. The other terms of the New Notes are substantially similar to the 7.125% Notes. A consent payment of $15 per $1,000 principal amount of the New Notes issued was paid out of the Company’s general working capital to all holders who delivered their consents on or prior to the consent date, resulting in an additional payment to tendering note holders of approximately $2.0 million.

      In fiscal 1997, USIAH issued $125.0 million aggregate principal amount of Senior Notes due December 1, 2006, which bear interest at 7.25%, payable semiannually (“7.25% Notes”). The net cash proceeds were $123.0 million after transaction fees and discounts. A supplemental indenture was later executed adding USI and USI Global as co-obligors with USIAH under the 7.25% Notes. On October 24, 2002, the Company commenced an offer to purchase up to $54.8 million in aggregate principal amount of its outstanding 2006 Notes. On November 7, 2002, the Company announced that it received tenders, and related consents, from a majority of the holders of its outstanding 7.25% Notes. An amount just shy of 100% or $125.0 million of the 7.25% Notes, were tendered for exchange. The transaction resulted in $54.8 million paid to the note holders from the 7.25% Notes escrow account.

      The 7.25% Notes, 7.125% Notes and New Notes (collectively, the “Senior Notes”) are guaranteed by USI Atlantic. The 7.25% and 7.125% Senior Notes are redeemable at the option of the Company, in whole or in part, at a redemption price equal to the greater of (i) 100% of the principal amount to be redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the Senior Notes to be redeemed, discounted at a rate based on the yield to maturity of the comparable U.S. Government securities plus a spread (10 basis points for the 7.25% Notes and 50 basis points for the 7.125% Notes) plus, in each case, accrued interest to the date of redemption. The New Notes are redeemable without premium or penalty using the New Notes escrow account or otherwise at 103% if redeemed from the issue date to, but not including, the first anniversary of issuance, 102% thereafter through December 30, 2004 and 101% from December 31, 2004 to, but not including, the maturity date. Certain restrictions on dividends and the purchase of common stock for treasury contained in the indenture for the 7.25% Notes were eliminated in August 1998 based upon the Company’s credit rating at that time. The 7.125% Notes and New Notes were issued without such restrictions; however, the Restructured Facilities (discussed below) contain restrictions on dividends as well as the purchase of common stock for treasury. The security interests granted to the holders of the Senior Notes as a result of the Restructured Facilities are discussed in more detail below.

      During fiscal 2001, the Company had a $300 million 364-day credit facility (the “Credit Facility”) scheduled to expire on October 26, 2001. The Company also had a five-year revolving line of credit providing for borrowings in both U.S. dollars and foreign currencies and letters of credit, which had original availability of $500 million (the “Credit Agreement”), scheduled to terminate on December 12, 2001. The Credit Facility and Credit Agreement (together, the “Revolving Facilities”) were restructured on August 15, 2001. The Company completed the re-acquisition of Rexair and restructured the Rexair Credit Facilities on the same date. The amended facilities (including the Rexair Credit Facility, the “Restructured Facilities”) extended the final maturity date of the Company’s debt under the Revolving Facilities to November 30, 2002, which coincided with the final maturity of the Rexair Credit Facility. On October 21, 2002, the Company announced that it obtained an amendment to the Restructured Facilities, providing for an extension of the maturity date to October 2004 (see further below for more details on the amended facilities).

      The Restructured Facilities originally provided for an increase in availability under the five-year Credit Agreement from $500 million to $830 million, availability under the Rexair Credit Facility of $195 million (reduced by $5 million in May 2002), the termination of the multi-currency borrowing feature under the five-year Credit Agreement, the elimination of the 364-day Credit Facility and scheduled permanent reductions of the Company’s senior debt (a combination of the Restructured Facilities, the Senior Notes and other defined obligations). The required cumulative permanent principal reductions of the Company’s senior debt were scheduled at $75 million, $200 million, $450 million and $600 million during the periods ending December 31, 2001; March 31, 2002; June 30, 2002 and October 15, 2002, respectively.

      On December 21, 2001, the Company obtained a waiver from its lenders under the Restructured Facilities that permitted the Company to satisfy the remaining balance of the December 31, 2001 $75 million reduction through a permanent reduction of the unfunded commitments under the Restructured Facilities, to the extent not satisfied through cash flow or asset sale proceeds. Under the terms of the waiver, the permanent reduction resulting from the sale of Ames True Temper was reduced by the amount of the unfunded commitment (approximately $58 million) used to satisfy the December 31, 2001 amortization. In October 2002, the Company obtained a similar waiver from its lenders to satisfy the remaining balance of the October 15, 2002 reduction (approximately $27 million), through a reduction of the unfunded commitments. With the sale of SiTeco on October 18, 2002, this portion of the unfunded commitment was restored. On June 30, 2002, the Company obtained an amendment to the Rexair Credit Facility which contained, among other things, revised ratios for interest coverage and consolidated leverage as well as revised minimum EBITDA covenants.

      Under the Restructured Facilities, substantially all proceeds from the sale of assets are required to be applied to reduce the Company’s funded and unfunded senior debt, on a pro rata basis. The senior debt includes the Senior Notes where the Company or any subsidiary subject to the Senior Notes’ covenants completes an asset sale. Proceeds allocable to the Senior Notes and other defined obligations are required to be deposited in cash collateral accounts for the benefit of the relevant holders; any claims of the lenders of the Restructured Facilities to amounts on deposit in the cash collateral accounts are subordinated to the claims of the relevant holders, including the payment in full of the Senior Notes and other obligations. Any reductions of senior debt with asset sale proceeds are credited dollar-for-dollar towards the scheduled permanent principal reductions. Below is a summary of significant asset sales completed in fiscal 2002.

			Estimated	Deposited	Reduction of
	Transaction	Gross	Transaction and	in Escrow	Restructured
	Date	Proceeds	Other Costs(1)	Accounts	Facilities

Ames True Temper	1/14/2002	$165.0	$21.9	$44.1	$99.0
Strategic Notes	1/16/2002	107.6	1.7	31.9	74.0
Lighting Corp. of America	4/26/2002	250.0	39.8	64.3	145.9
Selkirk	6/24/2002	40.0	5.1	7.1	27.8

(1)	Estimated transaction and other costs include working capital adjustments and escrows for future liabilities. Approximately $24.3 million of these costs are still outstanding as of September 30, 2002 ($15.8 million in current liabilities and $8.5 million in long-term liabilities).

      On September 6, 2002, the Company sold substantially all of the assets of Spear & Jackson to MegaPro Tools, Inc. (“MegaPro”). Net proceeds consisted of notes from the buyer and an equity interest in the common shares of the buyer. The Company is subject to restrictions on the voting and disposition of these shares and has no involvement in the continuing management or operations of MegaPro. The investment was recorded at its fair value at the date of acquisition based on an independent valuation.

      On October 18, 2002, the Company completed the sale of SiTeco to funds advised by JPMorgan Partners, the private equity arm of JPMorgan Chase & Company. Net proceeds of approximately $103.8 million were applied to reduce the Company’s funded and unfunded senior debt, including $34.0 million deposited into escrow accounts for the benefit of the holders of the Company’s Senior Notes and certain other creditors.

      Also in October 2002, the Restructured Facilities were amended, extending the maturity of the facilities to October 4, 2004. The amended Restructured Facilities decrease the availability of USI borrowings (excluding Rexair, the “USI Facility”) to $365 million, which consists of a $250 million term loan and $115 million revolving facility. Availability on the Rexair portion of the facilities decreased to $90 million, which includes a $75 million term loan and $15 million revolver. Required cumulative permanent reductions of the USI Facility are scheduled on July 31, 2003 and August 31, 2004 for $20 million and $50 million, respectively. The Rexair Facility requires cumulative permanent reductions of $2 million per quarter in fiscal 2003 and $3 million for each of the first three quarters of 2004.

      The Restructured Facilities require that the Company and Rexair maintain minimum monthly EBITDA, as defined; comply with maximum monthly capital expenditure limits; maintain minimum availability (as defined) of no less than $25 million and comply with other customary affirmative and negative covenants. In addition, the amended Rexair Credit Facility requires that excess cash generated by Rexair be segregated from excess cash generated by the remainder of the Company’s operations and used only to reduce the debt outstanding on the Rexair Credit Facility. The Senior Notes and the Restructured Facilities contain cross-default and cross-acceleration provisions.

      The Restructured Facilities provide for increasing interest rates over the remaining term. The spread over London Interbank Offered Rate (“LIBOR”) was 275 basis points until December 31, 2001, after which the spread increased by 50 basis points each quarter thereafter through December 2002. With the amendment in October 2002, the interest rate increases to 675 basis points over LIBOR from December 2002 through June 2003. Beginning July 2003 the spread will increase by 50 basis points on the first day of each quarter through the maturity date. The Restructured Facilities also provide for several new fees including an unused commitment fee of 0.50% (which increases to 0.75% with the October 2002 amendment) and a facing fee on all outstanding letters of credit of 0.25% per annum.

      The lenders of the Revolving Facilities were granted on April 30, 2001 security interests in substantially all of the assets of the Company and its domestic subsidiaries, including shares of the Company’s domestic subsidiaries and 65% of the shares of certain of the Company’s foreign subsidiaries. As a result of having the Revolving Facilities secured, the Rexair Guarantee became secured with certain assets. In addition, the Company’s Senior Notes also became equally and ratably secured with the Revolving Facilities and the Rexair Guarantee with respect to the assets of the Company and its subsidiaries that are subject to the covenant restrictions under the Senior Notes. The covenants contained in the indentures under which the Senior Notes were issued apply to the Company and any domestic subsidiary that is a “significant subsidiary” (within the meaning of rule 1-02(w) of Regulation S-X promulgated under the Securities and Exchange Act of 1934 or any successor provision). In accordance with the Rule, the determination that a subsidiary is a “significant subsidiary” is made on a consolidated basis, taking into account such subsidiary and all of its consolidated subsidiaries. The subsidiaries identified as significant subsidiaries at October 1, 2002 include USI Atlantic Corp., USI American Holdings, Inc., USI Global Corp., JUSI Holdings, Inc., Jacuzzi, Inc. and Zurn Industries, Inc. After considering the equal and ratable security interest of the Senior Notes, separate financial statements for USI Atlantic Corp.; USI American Holdings, Inc.; USI Global Corp. and JUSI Holdings, Inc. are included elsewhere in this annual report. A significant subsidiary may itself have one or more subsidiaries that, when looked at on a consolidated basis, do not constitute “significant subsidiaries” under the Rule. As a result, these subsidiaries, on a stand-alone basis, are not subject to the covenant restrictions under the Senior Notes, and no portion of the proceeds of assets sales completed by these subsidiaries would be allocable to the Senior Notes.

      The security interests that were granted to the lenders of the Revolving Facilities on April 30, 2001 remain in place under the Restructured Facilities, as do the arrangements to equally and ratably secure the Rexair Guaranty and to equally and ratably secure the Senior Notes with certain assets. In addition, certain domestic and foreign subsidiaries of the Company that are not subject to the Senior Notes’ covenant restrictions have guaranteed the Restructured Facilities. Under the Restructured Facilities, the Company also agreed to provide the lenders with security interests in the shares and assets of certain of the Company’s foreign subsidiaries.

      Below is a pro forma summary of the new debt structure of the Company after considering the exchange offerings on the Senior Notes, the proceeds received on the sale of SiTeco and the amendment to the Restructured Facilities.

		Pro Forma
	As of	As of
	Sep 30, 2002	Sep 30, 2002

	(In millions)
Notes payable	$15.3	$15.3
7.125% Senior Notes due fiscal 2004	249.5	11.8
7.25% Senior Notes due fiscal 2007	124.1	69.8
11.25% Senior Notes due fiscal 2006	—	133.1
Restructured Facilities, Rexair	92.8	78.8
Restructured Facilities, U.S. Industries	317.5	245.7
Other long-term debt	8.9	8.9

	808.1	563.4
Less escrow for Senior Notes	(134.1)	(4.9)

Net debt outstanding	$674.0	$558.5

      At November 23, 2002, the Company had approximately $355.0 million committed under the USI Facility, of which approximately $261.2 million had been utilized and the balance of $93.8 million was available. Also as of November 23, 2002, $14.3 million was available for borrowing solely by Rexair under the Rexair Credit Facility. These amounts are net of letters of credit outstanding of $15.1 million. The Company also had letters of credit outstanding with other financial institutions totaling $28.6 million as of November 23, 2002. The Company believes that completed assets sales, cash flows from operations and proceeds from refundable taxes will be sufficient to meet future liquidity and other capital needs. The Company will continue to pursue alternative funding arrangements to fund amounts due upon the maturity of the Restructured Facilities and Senior Notes beginning on October 4, 2004.

New Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“Statement”) No. 143, Accounting for Asset Retirement Obligations, which is effective for fiscal years beginning after June 15, 2002. The Statement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. The Company will adopt the new rules on asset retirement obligations on October 1, 2002. Application of the new rules is not expected to have a significant impact on the Company’s financial position and results of operations.

      In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes Statement No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. Statement No. 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company expects to adopt the new rules as of October 1, 2002, and it does not expect adoption of the Statement to have a significant impact on the Company’s financial position and results of operations.

      In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Correction. This Statement eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishment, and amends other existing authoritative pronouncements to make various technical corrections, clarifies meanings or describes their applicability under changed conditions. The provisions of this Statement will be effective for the Company October 1, 2002; however, early application of the Statement is encouraged. Debt extinguishments reported as extraordinary items prior to scheduled or early adoption of this Statement would be reclassified following adoption. The Company does not anticipate a significant impact on its cash flows or results of operations as a result of adopting this Statement.

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

Foreign Currency Matters

      The functional currency of each of the Company’s foreign operations at September 30, 2002 is the local currency. Assets and liabilities of foreign subsidiaries are translated at the exchange rates in effect at the balance sheet dates, while revenue, expenses and cash flows are translated at average exchange rates for the period. Translation gains and losses are reported as a component of Stockholders’ Equity.

Effects of Inflation

      Because of the relatively low level of inflation experienced in the Company’s principal markets, inflation did not have a material impact on its results of operations in fiscal 2002, 2001 or 2000.

Critical Accounting Policies and Estimates

      Management’s discussion and analysis of its financial condition and results of operations are based upon the Company’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities. Management regularly reviews its estimates and assumptions. These estimates and assumptions, which are based upon historical experience and on various other factors believed to be reasonable under the circumstances, form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Reported amounts and disclosures may have been different had management used different estimates and assumptions or if different conditions had occurred in the periods presented. The Company’s accounting policies can be found in Note 2 to the Company’s Consolidated Financial Statements. Below is a discussion of the policies that the Company believes may involve a high degree of judgment and complexity.

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

Pension and Post-Retirement Benefits

      The Company has significant pension and post-retirement benefit income and expense and assets/liabilities that are developed from actuarial valuations. These valuations include key assumptions regarding discount rates, expected return on plan assets, mortality rates, merit and promotion increases and the current health care cost trend rate. The Company considers current market conditions in selecting these assumptions. Changes in the related pension and post-retirement benefit income/costs or assets/liabilities may occur in the future due to changes in the assumptions. When valuing the pension plans at September 2002, the Company reduced its discount rate and expected rate of return on assets. This change in assumptions will reduce the amount of pension income recognized by approximately $5.2 million in fiscal 2003 as compared to fiscal 2002. The lower discount rate and increase in current healthcare costs are also expected to increase expenses related to post-retirement benefits by approximately $2.3 million in 2003.

Environmental and Asbestos Liabilities

      It is often difficult to estimate the future impact of environmental matters, including potential liabilities. The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. This practice is followed whether the claims are asserted or unasserted. Reserves for estimated losses from environmental remediation are, depending on the site, based primarily upon internal or third party environmental studies, and estimates as to the number, participation level and financial viability of any other PRP’s, the extent of contamination and the nature of required remedial actions. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present fair value. Recoveries of environmental remediation costs from other parties are recognized as assets when their receipt is deemed probable. Management expects that the amount reserved will be paid out over the periods of remediation for the applicable sites, which range up to 30 years, and that such reserves are adequate based on all current data. Each of the sites in question is at various stages of investigation or remediation; however, no information currently available reasonably suggests that projected expenditures associated with remedial action or compliance with environmental laws for any single site or for all sites in the aggregate, will have a material adverse affect on the Company’s financial condition, results of operations or cash flows.

      The estimate of Zurn’s asbestos liability is developed from actuarial valuations and is based on its view of the current and anticipated number of future asbestos claims, the timing and amounts of asbestos payments, the status of ongoing litigation and the potential impact of defense strategies and settlement initiatives. However, there are inherent uncertainties involved in estimating both the number of future asbestos claims as well as future settlement costs, and the actual liability could exceed Zurn’s estimate due to changes in facts and circumstances after the date of the estimate. Zurn’s present estimate of its asbestos liability is predicated on the assumption that its recent vigorous defense strategy will enable it to reduce both its claim frequency and claim severity in the future. While Zurn believes there is evidence, in recent claims settlements, for such an impact of successful defense strategy, if the defense strategy ultimately is not successful, to the extent assumed by Zurn, then severity and frequency of asbestos claims could increase substantially above Zurn’s estimates. Further, while there is presently no reasonable basis for estimating Zurn’s asbestos liability beyond 2012, such liability may continue beyond 2012, and such liability could be substantial.

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

Disclosure Concerning Forward-Looking Statements and Factors That May Affect Future Results

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

      The Company’s Annual Report on Form 10-K, including the Letter of the Chairman and Chief Executive Officer included in the Annual Report to Stockholders contains both historical information and other information that may be used to infer future performance. Examples of historical information include the Company’s annual financial statements and the commentary on past performance contained in the MD&A. While the Company has specifically identified certain information as being forward-looking in the context of its presentation, the Company cautions the reader that, with the exception of information that is clearly historical, all the information contained in this Annual Report on Form 10-K and the letter of the Chairman and Chief Executive Officer included in the Report to Stockholders should be considered to be “forward-looking statements” as referred to in the Act. Without limitation, when it uses the words “believe,” “estimate,” “plan,” “expect,” “intend,” “anticipate,” “continue,” “project,” “probably,” “should,” and similar expressions, the Company intends to clearly express that the information deals with possible future events and is forward-looking in nature.

      Forward-looking information involves risks and uncertainties. This information is based on various factors and assumptions about future events that may or may not actually come true. As a result, the Company’s operations and financial results in the future could differ substantially from those the Company has discussed in the forward-looking statements in this Annual Report and other documents that have been filed with the Securities and Exchange Commission. In particular, various economic and competitive factors, including those discussed below could cause the Company’s actual results in future years to differ materially from those expressed in any forward-looking statement. All subsequent written and oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the foregoing factors.

      The following are some of the factors we believe could cause our actual results to differ materially from expected and historical results. Other factors besides those listed here could also adversely affect results.

Covenants of Senior Secured Credit Facilities

      The senior secured credit facilities contain various provisions that limit our management’s discretion by restricting its ability to, among other things:

•	incur additional debt or enter into sale and lease back transactions;

•	pay dividends or distributions on our capital stock or repurchase our capital stock;

•	issue preferred stock of subsidiaries;

•	make certain investments;

•	create liens to secure debt;

•	enter into transactions with affiliates;

•	merge or consolidate with another company; and

•	transfer and sell assets.

      In addition, the senior secured credit facilities require the Company to meet specified financial ratios and tests. These restrictions could limit the Company’s ability to plan for or react to market conditions or meet extraordinary capital needs or otherwise restrict corporate activities.

      If the Company were to fail to comply with the covenants and restrictions of the senior secured credit facilities, senior notes or any other subsequent financing agreements, a default could occur. Such a default could allow the lenders, if the agreements so provide, to accelerate the related debt as well as any other debt to which a cross-acceleration or cross-default provision applies. In addition, the lenders could terminate any commitments they had made to supply us with further funds.

Substantial Indebtedness

      The Company is highly leveraged. The Company’s high level of indebtedness could further interfere with its ability to operate its business. For example, it could:

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to obtain additional financing;

•	require the dedication of a substantial portion of our cash flow from operations to the payment of principal of, and interest on, our indebtedness;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry; and

•	place us at a competitive disadvantage relative to less leveraged competitors.

      The Company’s ability to generate sufficient cash flow from operations to pay the principal of, and interest on, our indebtedness is uncertain. In particular, the Company may not meet its anticipated revenue and operating expense targets, and as a result, its future debt service obligations could exceed the cash available to it.

Significant Customers

      The Company has certain customers that are very important to its business and the successful implementation of its business strategy. Some of the Company’s products are sold in very competitive markets. Competitors may adopt more aggressive policies and devote greater resources to the development, promotion and sale of their products than the Company, which could result in a loss of customers. The loss of one or more of these major customers could have a material adverse effect on the Company’s business, results of operations and financial condition.

Prices of Raw Materials or Finished Goods

      The Company purchases most of the raw materials for its products on the open market, and relies on third parties for the sourcing of certain finished goods. As such, cost of products sold may be affected by changes in the market price of raw materials or sourced finished goods. The Company does not generally engage in commodity hedging transactions for raw materials. Significant increases in the prices of the Company’s products due to increases in the cost of raw materials or sourcing could have a negative effect on demand for its respective end-products, or to the extent the Company cannot pass such increases on to its customers, on its margins and profitability, as well as a material adverse effect on the Company’s business, financial condition and results of operations.

Interest Rate Sensitivity

      The interest rate relating to the Company’s Restructured Facilities is based on a spread over LIBOR. The Restructured Facilities represent a considerable portion of the Company’s debt, and a significant change in the LIBOR rate could have a material adverse effect on the Company’s business, financial condition and results of operations. Currently the Company is not utilizing any interest rate protection agreements to limit its exposure to this risk.

International Operations

      The Company has significant operations outside the United States. Also, certain of its domestic businesses generate significant revenue from export sales and certain businesses obtain a significant amount of finished goods from unaffiliated suppliers in East Asia. The Company’s international operations subject it to risks associated with operating in foreign countries, including fluctuations in currency exchange rates, unstable political and economic conditions, imposition of limitations on conversion of foreign currencies into dollars or remittance of dividends and other payments by foreign subsidiaries, imposition or increase of withholding and other taxes on remittances and other payments of foreign subsidiaries, hyperinflation in certain foreign countries and imposition or increase of investment and other restrictions by foreign governments. No assurance can be given that such risks will not have a material adverse effect on the Company’s business, financial condition and results of operations.

Product Mix

      Historically, the Company’s businesses have sold a wide range of products. If the mix of products it sells shifts to include a larger percentage of products with lower profit margins, earnings may be negatively affected.

Environmental Regulation

      The Company’s past and present business operations and its past and present ownership and operation of real property are subject to extensive and changing federal, state, local and foreign environmental laws and regulations pertaining to the discharge of materials into the environment, the handling and disposal of wastes (including solid and hazardous wastes) or otherwise relating to health, safety and protection of the environment. As such, the nature of its operations and previous operations by others at real property owned by the Company expose it to the risk of claims under environmental, health and safety laws and regulations, and there can be no assurance that material costs or liabilities will not be incurred in connection with such claims. Based on the Company’s experience to date, it does not expect such claims or the costs of compliance with federal, state, local and foreign environmental, health and safety laws and regulations to have a material impact on its capital expenditures, earnings or competitive position. No assurance can be given, however, that the discovery of presently unknown environmental conditions, changes in environmental, health and safety laws and regulations or their interpretation, or other unanticipated events will not give rise to expenditures or liabilities that may have such an effect.

Seasonality

      The Company’s business segments experience seasonal business swings, which correspond to the North American seasons. This seasonality requires the Company to manage its cash flows over the course of the year. If sales were to fall substantially below what the Company would normally expect during certain periods, its annual financial results would be adversely impacted and its ability to service debt may also be adversely affected.

Weather

      Weather could adversely affect the Company’s business, financial condition and our results of operation. Adverse weather, such as unusually prolonged periods of cold or rain, blizzards, hurricanes and other severe weather patterns, could delay or halt construction activity. For example, an unusually severe winter can lead to reduced construction activity and magnify the seasonal decline in the Company’s net sales and earnings during the winter months.

Competition

      The markets in which the Company sells its products are highly competitive. The Company competes against some international, national and many regional rivals, resulting in substantial pressure on our pricing and profit margins. In addition, certain of the Company’s products from foreign manufacturers are subject to competition from other importers and could even be subject to competition from certain of the Company’s customers seeking to source directly from such foreign manufacturers. As a result of pricing pressures, the Company may in the future experience reductions in profit margins. The Company believes that its purchasing power, nationwide distribution network and marketing capabilities and its manufacturing efficiency allow it to competitively price its products. The Company cannot assure you that it will be able to maintain or increase the current market share of its products successfully in the future.

Demand for Products

      Many individuals who purchase the Company’s products depend on financing either by independent consumer finance companies or, to a lesser extent, by independent distributors in order to make purchases. Fluctuations in the prevailing interest rates could affect the availability of financing to the Company’s customers. The unavailability of consumer credit could lead to a reduction in demand for the Company’s products and have a material adverse effect on the Company’s business, financial condition and results of operations.

      Furthermore, demand in the building and home improvement product industries is influenced by new construction activity and the demand for replacement products as well as repairs/remodeling activity. There can be no assurance that the Company will maintain a balanced mix of new and repair/remodel revenue within the Bath & Plumbing segment. Accordingly, the strength of the U.S. economy (including confidence in the U.S. economy by our customers), the strength of the residential and commercial real estate markets, institutional building activity, the age of existing housing stock, job growth and interest rates have a direct impact on the Company. Threat or actual break out of hostilities and acts of war or terrorism involving the U.S. could also negatively impact construction, repair or remodeling activity. Any declines in new housing or commercial construction starts or demand for replacement building and home improvement products may adversely impact the Company and there can be no assurance that any such adverse effects would not be material and would not continue for an indeterminate period of time.

Increase in Size and Market Power of Distributors

      The Company believes that there is a trend among its distributors to increase in size and market power. If this trend continues, they may be able to exert pressure on the Company to reduce prices and create price competition. Any resulting price competition may adversely affect the Company’s sales and profit margins.

Business Strategy

      The Company’s ability to implement its business strategy successfully is dependent upon a number of factors including competition, availability of working capital and general economic conditions. Significant elements of the business strategy include growth of market share and introduction of related and new products. There can be no assurance that the Company will be able to implement its strategy or be able to obtain financing for such strategy on acceptable terms. The Indentures governing the senior secured credit facilities and senior notes will substantially limit the Company’s ability to incur additional debt to finance its strategy. In addition, the failure to implement the Company’s business strategy successfully may adversely affect its ability in the future to service its debt.

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

      To manage exposure to interest rate movements, the Company has used interest rate protection agreements. However, as of September 30, 2002, the Company does not have any such agreements outstanding. Based on the Company’s overall exposure to interest rate changes, a hypothetical increase of 100 basis points across all maturities of its floating rate debt obligations, would decrease the Company’s estimated pre-tax earnings by approximately $4.2 million in fiscal 2003, compared to an approximate $7.3 million decrease in fiscal 2002 pre-tax earnings had LIBOR rates been 100 basis points higher. Net payments (receipts) under swap agreements amounted to approximately $3.4 million, $1.0 million and $(0.7) million for fiscal 2002, 2001 and 2000, respectively. The swaps were of notional amounts and maturities that related to specific portions of outstanding debt, and accordingly, were accounted for as hedge transactions.

      The Company is also exposed to foreign currency exchange risk related to its international operations as well as its U.S. businesses, which import or export goods. The Company has made limited use of financial instruments to manage this risk.

      Effective October 1, 2000, the Company adopted Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. See Note 2 to the Company’s Consolidated Financial Statements for additional information on its derivative and hedging activities.

Item 8.     Financial Statements and Supplementary Data

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of

U.S. Industries, Inc.

      We have audited the consolidated balance sheets of U.S. Industries, Inc. (the “Company”) as of September 30, 2002 and 2001, and the related consolidated statements of operations, cash flows, and changes in stockholders’ equity for each of the three years in the period ended September 30, 2002. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at September 30, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002.

/s/ Ernst & Young LLP

West Palm Beach, Florida

November 8, 2002

U.S. INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Fiscal Years Ended
	September 30,

	2002	2001	2000

	(In millions except per share)
Net sales	$1,159.5	$1,107.1	$1,724.9
Operating costs and expenses:
Cost of products sold	799.8	783.4	1,250.8
Selling, general and administrative expenses	254.0	246.4	330.1
Impairment and restructuring charges	7.2	100.2	60.2

Operating income (loss)	98.5	(22.9)	83.8
Interest expense	(75.7)	(88.8)	(85.3)
Interest income	4.6	25.2	16.7
Gain on sale of businesses	—	—	39.3
Equity (losses) earnings in investees	—	(1.4)	3.1
Other expense, net	(15.6)	(97.2)	(4.7)

Income (loss) before income taxes, discontinued operations and cumulative effect of accounting change	11.8	(185.1)	52.9
Benefit (provision) for income taxes	22.0	5.3	(14.2)

Income (loss) from continuing operations	33.8	(179.8)	38.7
Discontinued operations:
Loss from operations (net of tax provisions of $37.1 and $6.5 in 2001 and 2000, respectively)	—	(103.7)	(3.1)
Gain (loss) on disposals (net of tax benefit of $10.3 in 2001)	7.8	(240.4)	—

Income (loss) from discontinued operations	7.8	(344.1)	(3.1)
Cumulative effect of accounting change, net of taxes of $0.8 in 2001	—	(0.7)	—

Net income (loss)	$41.6	$(524.6)	$35.6

Income (loss) per basic share:
Continuing operations	$0.46	$(2.43)	$0.48
Discontinued operations	0.10	(4.65)	(0.04)
Cumulative effect of accounting change	—	(0.01)	—

Net income (loss)	$0.56	$(7.09)	$0.44

Income (loss) per diluted share:
Continuing operations	$0.46	$(2.43)	$0.47
Discontinued operations	0.10	(4.65)	(0.04)
Cumulative effect of accounting change	—	(0.01)	—

Net income (loss)	$0.56	$(7.09)	$0.43

See notes to Consolidated Financial Statements.

U.S. INDUSTRIES, INC.

CONSOLIDATED BALANCE SHEETS

	At September 30,

	2002	2001

	(In millions, except
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$32.1	$65.2
Restricted cash collateral accounts	142.9	—
Trade receivables, net of allowances of $8.6 in 2002 and $8.3 in 2001	230.7	228.8
Inventories	183.0	191.0
Deferred income taxes	31.0	6.2
Net assets held for sale	103.8	491.6
Income taxes receivable	37.2	6.8
Other current assets	24.6	137.4

Total current assets	785.3	1,127.0
Restricted cash collateral accounts	15.4	4.4
Property, plant and equipment, net	144.3	158.5
Pension assets	140.4	152.1
Insurance for asbestos claims	145.0	107.0
Other assets	34.9	32.2
Goodwill and other intangibles, net	310.0	302.4

TOTAL ASSETS	$1,575.3	$1,883.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$15.3	$12.0
Current maturities of long-term debt	275.9	436.5
Trade accounts payable	99.5	101.3
Accrued expenses and other current liabilities	131.7	123.5

Total current liabilities	522.4	673.3
Long-term debt	516.9	778.3
Deferred income taxes	17.9	12.5
Asbestos claims	145.0	107.0
Other liabilities	135.4	112.9

Total liabilities	1,337.6	1,684.0

Commitments and contingencies
Stockholders’ equity:
Common stock (par value $.01 per share, authorized 300,000,000 shares; issued 99,096,734 shares; outstanding 74,607,499 and 74,286,648 shares in 2002 and 2001, respectively)	1.0	1.0
Paid in capital	655.5	660.8
Accumulated deficit	(19.3)	(60.9)
Unearned restricted stock	(1.7)	(6.0)
Accumulated other comprehensive loss	(39.1)	(30.8)
Treasury stock (24,489,235 and 24,810,086 shares, respectively) at cost	(358.7)	(364.5)

Total stockholders’ equity	237.7	199.6

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,575.3	$1,883.6

See notes to Consolidated Financial Statements.

U.S. INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Years Ended
	September 30,

	2002	2001	2000

	(In millions)
OPERATING ACTIVITIES:
Income (loss) from continuing operations	$33.8	$(179.8)	$38.7
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Depreciation and amortization	27.0	37.9	48.0
Amortization of deferred financing costs	6.9	4.2	3.9
(Benefit) provision for deferred income taxes	(34.4)	(2.6)	9.6
Provision for doubtful accounts	3.9	2.8	3.0
Gain on sale of excess real estate	(0.8)	—	(3.2)
Equity loss (earnings) in investee	—	1.4	(3.1)
Gain on sale of businesses	—	—	(39.3)
Loss on sale of property, plant and equipment	1.7	—	0.7
Impairment, restructuring and other non-recurring charges	0.8	145.2	43.8
Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
Trade receivables	(11.0)	39.3	(20.8)
Inventories	10.6	10.6	(3.7)
Other current assets	3.9	(3.3)	(5.1)
Other assets	(7.4)	(4.1)	(26.1)
Trade accounts payable	(1.9)	1.0	(38.9)
Income taxes payable	(2.2)	0.4	(14.8)
Accrued expenses and other current liabilities	(4.7)	(18.5)	(40.1)
Other liabilities	9.9	(4.9)	(16.9)
Other, net	(0.3)	(0.3)	—

Net cash provided by (used in) operating activities of continuing operations	35.8	29.3	(64.3)

Income (loss) from discontinued operations	7.8	(344.1)	(3.1)
Adjustments to reconcile income (loss) from discontinued operations to net cash provided by discontinued operations:
(Gain)/loss on disposal of discontinued operations	(7.8)	240.4	—
Impairments and other non-recurring charges	—	121.4	84.0
Other increases (decreases) in net assets held for sale	24.7	49.5	(52.1)

Net cash provided by discontinued operations	24.7	67.2	28.8

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	60.5	96.5	(35.5)

INVESTING ACTIVITIES:
Proceeds from sale of businesses	388.2	7.5	402.2
Proceeds from sale of Strategic Notes	105.9	—	24.3
Acquisition of companies, net of cash acquired	—	—	(78.4)
Purchases of property, plant and equipment	(15.6)	(22.9)	(33.1)
Proceeds from sale of property, plant and equipment	1.5	5.5	1.2
Proceeds from sale of excess real estate	0.5	3.2	5.5
Other investing activities, net	1.3	(0.7)	0.3

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	481.8	(7.4)	322.0

FINANCING ACTIVITIES:
Proceeds from long-term debt	72.5	1,544.6	3,127.7
Repayment of long-term debt	(498.3)	(1,514.9)	(3,284.9)
Escrow deposits	(152.7)	(4.4)	—
Proceeds (repayment) of notes payable, net	2.6	(13.4)	5.5
Payment of dividends	—	(7.7)	(16.8)
Proceeds from exercise of stock options	—	0.3	4.4
Purchase of treasury stock	—	(43.1)	(143.4)
Other financing activities, net	—	(0.9)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(575.9)	(39.5)	(307.5)

Effect of exchange rate changes on cash and cash equivalents	0.5	(9.1)	(12.0)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(33.1)	40.5	(33.0)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	65.2	24.7	57.7

CASH AND CASH EQUIVALENTS AT END OF YEAR	$32.1	$65.2	$24.7

See notes to Consolidated Financial Statements.

U.S. INDUSTRIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Fiscal Years Ended September 30, 2002, 2001 and 2000

					Accumulated
					Other
			Retained	Unearned	Comprehensive		Comprehensive
	Common	Paid in	Earnings	Restricted	Income	Treasury	Income
	Stock	Capital	(Deficit)	Stock	(Loss)	Stock	(Loss)	Total

	(In millions except share data)
Balance at September 30, 1999	$1.0	$701.1	$448.2	$(15.9)	$(26.9)	$(187.3)		$920.2

Net income			35.6				$35.6	35.6
Cash dividend declared ($0 20 per share)			(16.2)					(16.2)
Amortization of unearned restricted stock				3.3				3.3
Purchase of 11,453,020 shares of common stock						(143.4)		(143.4)
Treasury stock issued to employees and directors (223,753 shares)		(0.6)		(2.9)		3.5		—
Forfeiture of 148,698 shares of unearned restricted stock				2.5		(2.5)		—
Treasury stock issued (428,311 shares) upon exercises of options		(3.3)				7.7		4.4
Payment for guarantee of stock value for acquisition		(36.0)						(36.0)
Sale of Diversified businesses:								—
Accelerated amortization of unearned restricted stock				3.9				3.9
Translation adjustment					5.4		5.4	5.4
Minimum pension liability adjustment					1.7		1.7	1.7
Translation adjustment					(24.8)		(24.8)	(24.8)
Minimum pension liability adjustment					(0.4)		(0.4)	(0.4)

Other comprehensive loss							(18.1)

Total comprehensive income							$17.5

Balance at September 30, 2000	1.0	661.2	467.6	(9.1)	(45.0)	(322.0)		753.7

Net loss			(524.6)				$(524.6)	(524.6)
Cash dividend declared ($0.05 per share)			(3.9)					(3.9)
Amortization of unearned restricted stock				2.9				2.9
Purchase of 2,815,200 shares of common stock						(43.1)		(43.1)
Treasury stock issued to directors (20,640 shares)		(0.2)				0.3		0.1
Forfeiture of 8,500 shares of unearned restricted stock				0.2		(0.2)		—
Treasury stock issued (30,000 shares) upon exercise of options		(0.2)				0.5		0.3
Discontinued operations:
Translation adjustment					27.4		27.4	27.4
Minimum pension liability adjustment					7.1		7.1	7.1
Translation adjustment					(13.2)		(13.2)	(13.2)
Fair value of derivatives adjustment					(1.4)		(1.4)	(1.4)
Minimum pension liability adjustment					(5.7)		(5.7)	(5.7)

Other comprehensive income							14.2

Total comprehensive loss							$(510.4)

Balance at September 30, 2001	1.0	660.8	(60.9)	(6.0)	(30.8)	(364.5)		199.6

Net income			41.6				$41.6	41.6
Amortization of unearned restricted stock (continuing operations)				2.4				2.4
Amortization of unearned restricted stock (discontinued operations)				1.7				1.7
Treasury stock issued to directors (90,880 shares)		(1.3)				1.5		0.2
Treasury stock issued in 401K match (262,804 shares)		(3.5)				4.4		0.9
Forfeiture of 32,833 shares of unearned restricted stock		(0.5)		0.2		(0.1)		(0.4)
Translation adjustment					3.4		3.4	3.4
Fair value of derivatives adjustment					1.4		1.4	1.4
Minimum pension liability adjustment					(13.1)		(13.1)	(13.1)

Other comprehensive loss							(8.3)

Total comprehensive income							$33.3

Balance at September 30, 2002	$1.0	$655.5	$(19.3)	$(1.7)	$(39.1)	$(358.7)		$237.7

See notes to Consolidated Financial Statements.

U.S. INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

      The Company manufactures and distributes a broad range of consumer and industrial products through its two business segments — Bath & Plumbing and Rexair.

      The Company operates on a 52- or 53-week fiscal year ending on the Saturday nearest to September 30. The fiscal year periods presented in our consolidated financial statements consisted of the 52 weeks ending on September 28, 2002, September 29, 2001, or September 30, 2000, but are presented as of September 30 in each of those years for convenience. Businesses over which the Company has the ability to exercise significant influence, but are not consolidated into the Company’s results, are accounted for using the equity method. In March 2000, the Company completed the disposition of a majority equity interest in its Diversified segment. The Company accounted for its retained interest in the Diversified segment under the equity method of accounting from March 2000 until January 2002, when the Company sold all remaining interests in that segment. The Company eliminates intercompany balances and transactions when consolidating the account balances of the subsidiaries.

      Certain amounts have been reclassified in the Company’s prior year statements to conform them to the presentation used in the current year.

Note 2 — Accounting Policies

      Use of Estimates: Accounting guidelines require that the Company make estimates and assumptions that affect amounts reported in its financial statements and accompanying notes. Actual results could differ from those estimates.

      Foreign Currency Translation: The Company’s subsidiaries outside of the United States record transactions using their local currency as their functional currency. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, Foreign Currency Translation, the assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect at the balance sheet dates. Revenues, expenses and cash flow items are translated at average daily exchange rates for the period. The gains and losses resulting from the changes in exchange rates from year to year have been reported in other comprehensive income.

      Cash and Cash Equivalents: The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

      Restricted Cash: The Company has restricted cash, which is comprised of escrow deposits required under the terms of the Restructured Facilities for the benefit of the holders of the Company’s Senior Notes and certain other creditors (See Note 6).

      Trade Receivables and Concentration of Credit Risk: The Company records an allowance for doubtful accounts, reducing its receivables balance to an amount the Company estimates is collectible from its customers.

      The Company operates in the United States, Europe and, to a lesser extent, in other regions of the world. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. The Company encounters a certain amount of credit risk as a result of a concentration of receivables among a few significant customers. The Bath & Plumbing segment has a customer that accounts for 10%, 14% and 10% of total Company sales in fiscal 2002, 2001 and 2000, respectively. As of September 30, 2002 and 2001, this customer represents approximately 11% and 10% of the Company’s trade receivables balances. Credit losses have not been significant and are within management’s expectations.

U.S. INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Income Taxes: Deferred tax assets and liabilities represent the tax effects, based on current law, of any temporary differences in the timing of when revenues and expenses are recognized for tax purposes and when they are recognized for financial statement purposes. The deferred tax assets are reviewed periodically for recoverability and valuation allowances are provided as necessary.

      Inventories: The Company’s inventories are stated at the lower of cost or market value. The Company used the first-in-first-out (FIFO) method for determining the cost of approximately 40% of its inventories in 2002 and approximately 39% of its inventories in 2001, and the last-in-first-out (LIFO) method for the remainder of its inventories. The carrying value of the Company’s LIFO method inventories approximate their FIFO cost value at September 30, 2002 and 2001. The FIFO method approximates replacement cost. The Company’s inventories can be categorized as follows:

	At September 30,

	2002	2001

	(In millions)
Finished products	$110.2	$115.6
In-process products	14.2	11.5
Raw materials	58.6	63.9

	$183.0	$191.0

      Property, Plant and Equipment: The Company records its property, plant and equipment at cost. The Company records depreciation and amortization in a manner that recognizes the cost of its depreciable assets in operations over their estimated useful lives using the straight-line method. The Company estimates the useful lives of its depreciable assets to be 20-50 years for buildings and 1-15 years for machinery, equipment and furniture. Leasehold improvements are amortized over the shorter of the terms of the underlying leases, including probable renewal periods, or the estimated useful lives of the improvements.

      Property, plant and equipment consisted of:

	At September 30,

	2002	2001

	(In millions)
Land and buildings	$84.0	$89.2
Machinery, equipment and furniture	193.0	186.5
Accumulated depreciation and amortization	(132.7)	(117.2)

	$144.3	$158.5

      Depreciation and Amortization: Depreciation and amortization consisted of:

	For the Fiscal Years Ended
	September 30,

	2002	2001	2000

	(In millions)
Depreciation	$24.5	$25.3	$33.7
Amortization of goodwill and intangible assets	0.1	9.7	13.2
Amortization of unearned restricted stock	2.4	2.9	3.3
Amortization of deferred income	—	—	(2.2)

	$27.0	$37.9	$48.0

U.S. INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Other Current Assets and Other Assets: Included in other current assets are notes receivable from certain Company executives of $2.5 million. These amounts include interest and are due in February 2003. Included in other assets are excess properties held for sale, consisting primarily of land and buildings no longer used in operations. These assets are carried at the lower of cost or fair value less costs to sell. The carrying value of such properties was $17.5 million and $10.1 million as of September 30, 2002 and 2001, respectively. In fiscal 2002 the Company recorded income from excess properties of $0.7 million, compared to a net loss from excess properties of $0.2 million in fiscal 2001 and income from excess properties of $2.7 million in fiscal 2000. These amounts are included in other income (expense), and consist of net gains on the sales of these properties, adjustments to net realizable value and the carrying costs incurred in the period.

      Goodwill and Other Intangible Assets: In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for the fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with Statement No. 142. Other intangible assets will continue to be amortized over their useful lives. SFAS No. 141 is effective commencing July 1, 2001, and the Company elected to adopt SFAS No. 142 as of October 1, 2001. Accordingly, as of October 1, 2001, the Company no longer amortizes goodwill.

      SFAS No. 142 requires that goodwill and intangible assets with indefinite lives be tested for impairment at the reporting unit level at the date of adoption and at least annually thereafter, utilizing a two-step methodology. The initial step requires the Company to determine the fair value of each reporting unit and of each intangible asset with an indefinite life and compare it to the respective carrying value, including goodwill and other intangible assets, of such unit or of such intangible asset. If the fair value exceeds the carrying value, no impairment loss is recognized. However, if the carrying value of the intangible asset exceeds its fair value, an impairment charge equal to the difference in the values should be recorded. Upon completion of its assessment in the fourth quarter of 2002, the Company determined that the fair value of the Company’s intangible assets with indefinite lives exceeded their carrying values. For goodwill, if the carrying value of the reporting unit exceeds its fair value, the goodwill and/or other intangible assets of this unit may be impaired. The amount, if any, of the impairment would then be measured in a second step. The Company performed the initial step on its two reporting units — Bath & Plumbing and Rexair — at October 1, 2001 and in the fourth quarter of 2002. The fair values of each reporting unit exceeded the carrying values. Consequently, no impairment was recognized and the second step was not required. The Company plans on performing its annual test for impairment in the fourth quarter of its fiscal year.

      As of September 30, 2002, the Company had net goodwill of $236.4 million in the Bath & Plumbing segment, compared to $233.5 million as of September 30, 2001. The increase in the goodwill balance is due to exchange rate fluctuations.

      Identifiable intangible assets, which are included in the Rexair segment, are comprised of:

	September 30, 2002		September 30, 2001

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortizable intangible assets	$0.9	$0.1	$0.9	$—
Non-amortizable intangible assets	72.8	—	68.0	—

Total identifiable intangible assets	$73.7	$0.1	$68.9	$—

U.S. INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Amortizable intangible assets consist of patented technology, which will be amortized over its 10-year useful life. Amortization expense should approximate $0.1 million per year through fiscal 2011. Non-amortizable intangible assets include a trade name and distributor network.

      The following table presents actual results of operations for fiscal 2002 and a reconciliation of reported net income (loss) to adjusted net income (loss) for fiscal 2001 and 2000.

	For the Fiscal Years Ended
	September 30,

	2002	2001	2000

Net income (loss):
Reported income (loss)	$41.6	$(524.6)	$35.6
Add back: Goodwill amortization — after tax	—	12.1	17.7

Adjusted net income (loss)	$41.6	$(512.5)	$53.3

Basic earnings (loss) per share:
Reported net income (loss) per share	$0.56	$(7.09)	$0.44
Add back: Goodwill amortization per share	—	0.16	0.22

Adjusted earnings (loss) per share — basic	$0.56	$(6.93)	$0.66

Diluted earnings (loss) per share:
Reported net income (loss) per share	$0.56	$(7.09)	$0.43
Add back: Goodwill amortization per share	—	0.16	0.21

Adjusted earnings (loss) per share — diluted	$0.56	$(6.93)	$0.64

      Accrued Expenses and Other Current Liabilities: Accrued expenses and other current liabilities consisted of the following:

	At September 30,

	2002	2001

	(In millions)
Compensation related	$22.3	$19.2
Other	109.4	104.3

	$131.7	$123.5

      Fair Value of Financial Instruments: SFAS No. 107, Disclosure about Fair Value of Financial Instruments, requires that the Company disclose the fair value of its financial instruments when it is practical to estimate. The Company has determined the estimated fair values of its financial instruments, which are either recognized in the Company’s consolidated balance sheets or disclosed within these notes, using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts the Company could realize in a current market exchange.

      Short-term Assets and Liabilities: The fair values of the Company’s cash and cash equivalents, trade receivables and accounts payable approximate their carrying values because of their short-term nature.

      Long-term Debt: The fair values of the Company’s Senior Notes represent quoted market prices. The fair value of the Company’s remaining debt is determined by discounting the cash flows using current

U.S. INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest rates for financial instruments with similar characteristics and maturities. The fair value of the Company’s remaining debt approximates its carrying value as of September 30, 2002.

      There were no other significant differences as of September 30, 2002 and September 30, 2001 between the carrying value and fair value of the Company’s financial instruments except as disclosed below:

	2002		2001

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(In millions)
7.125% Senior Notes	$249.5	$227.5	$249.1	$180.0
7.25% Senior Notes	124.1	107.5	123.9	82.5

	$373.6	$335.0	$373.0	$262.5

      Revenue Recognition: The Company currently records revenue when delivery has occurred and title has passed to the customer. Provisions are made for warranty and return costs at the time of sale. Such provisions have not been material to the Company.

      Accounting Change: In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, which, along with other guidance, clarified the SEC’s views on various revenue recognition and reporting matters. As a result, the Company changed its method of accounting for certain sales transactions. Historically, the Company recognized revenue upon shipment of products to the customer because, even though some products were shipped FOB destination, the Company used a common carrier and thus gave up substantially all the risks of ownership. Under the new accounting method adopted retroactive to October 1, 2000, the Company now recognizes revenue when title passes. The net effect of the accounting change was not material to the results for the year ended September 30, 2001. Net sales for the year ended September 30, 2001 includes $4.4 million of net sales that, prior to the accounting change, had been recognized through September 30, 2000. The pro forma amounts, had the new revenue recognition method been applied retroactively to prior periods, were not materially different from the amounts shown in the Company’s consolidated statements of income for the year ended September 30, 2000. Therefore, these amounts have not been presented.

      Shipping and Handling Fees and Costs: The Company classifies amounts charged to its customers for shipping and handling as revenues, while shipping and handling costs are recorded as cost of goods sold.

      Other Expense, Net: Other expense, net consisted of the following:

	For the Fiscal Years Ended
	September 30,

	2002	2001	2000

	(In millions)
Keller Ladder expenses	$5.2	$4.3	$5.7
Financing costs	9.2	23.6	—
Impairment of Strategic Notes	—	45.1	—
Rexair deferred transaction costs	—	17.4	—
LCA spin-off costs	—	8.1	—
Other, net	1.2	(1.3)	(1.0)

	$15.6	$97.2	$4.7

U.S. INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Keller Ladder expenses are related to continuing obligations associated with the Company’s ladder operations disposed of in October 1999. Financing costs relate primarily to obligations associated with the Company’s Restructured Facilities and bond offerings. The impairment charge related to the Strategic Notes, Rexair deferred transaction costs and LCA spin-off costs were all considered non-recurring and additional information on these can be found in Note 5.

      Advertising Costs: Advertising costs are charged to expense when incurred. Advertising expense totaled $20.5 million, $31.1 million and $34.8 million in 2002, 2001 and 2000, respectively.

      Research and Development Costs: Research and development costs are expensed as incurred. Such amounts totaled $4.3 million, $5.2 million and $6.2 million in 2002, 2001 and 2000, respectively.

      Derivative Financial Instruments: Effective October 1, 2000, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The Company hedged a portion of its variable-rate debt by entering into an interest rate swap in which the Company agreed to exchange, at specified intervals, the calculated difference between fixed and variable interest amounts on $90 million of its debt. The swap, which matured on June 30, 2002, was designated as a cash flow hedge of the underlying variable-rate interest payments and was recorded as a current liability in the Company’s balance sheet at September 2001. Since an assessment of the hedging relationship revealed that it was 100% effective, the entire unrealized loss, net of tax, was recorded in accumulated other comprehensive income (loss) (“OCI”) within stockholders’ equity. As of September 30, 2001 there was an unrealized loss of $1.4 million in OCI related to this contract, which was recognized as additional interest expense during fiscal 2002.

      Comprehensive Income (Loss): Comprehensive income (loss) represents the change in stockholders’ equity from transactions and other events and circumstances arising from non-stockholder sources. The Company’s comprehensive income (loss) for 2002, 2001 and 2000 consisted of net income (loss), foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on derivatives established as cash flow hedges, net of applicable income taxes.

      Components of Accumulated other comprehensive income (loss) consist of the following:

				Accumulated
			Minimum	Other
	Foreign	Fair Value of	Pension	Comprehensive
	Currency	Derivatives	Liability	Income
	Translation	Adjustment	Adjustment(1)	(Loss)

	(In millions)
September 30, 1999	$(23.2)	$—	$(3.7)	$(26.9)
Fiscal 2000 change	(19.4)	—	1.3	(18.1)

September 30, 2000	(42.6)	—	(2.4)	(45.0)
Fiscal 2001 change	14.2	(1.4)	1.4	14.2

September 30, 2001	(28.4)	(1.4)	(1.0)	(30.8)
Fiscal 2002 change	3.4	1.4	(13.1)	(8.3)

September 30, 2002	$(25.0)	$—	$(14.1)	$(39.1)

(1)	The minimum pension liability adjustment is net of an estimated tax benefit of $7.6 million, $0.5 million and $1.3 million at September 2002, 2001 and 2000, respectively.

      Income (Loss) Per Share: Basic net income (loss) per share is based on the weighted average number of shares outstanding during each period, excluding the weighted average of restricted shares

U.S. INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding during each period (See Note 9). Diluted earnings per share further assumes that, under the treasury stock method, any dilutive stock options are exercised, restricted stock awards are vested and any other dilutive equity instruments are converted.

      The information required to compute basic and diluted net income (loss) per share is as follows:

	For the Fiscal Years Ended
	September 30,

	2002	2001	2000

	(In millions)
Basic weighted average number of common shares outstanding	73.8	74.0	81.4

Shares issued upon assumed exercise of dilutive stock options	—	—	0.4
Shares issued upon assumed vesting of restricted stock	—	—	0.7
Shares issued upon assumed conversion of equity instrument contract	—	—	0.5

Diluted weighted average number of common shares outstanding	73.8	74.0	83.0

      Options to purchase 4.7 million, 6.1 million and 2.4 million shares in the years ended September 30, 2002, 2001 and 2000, respectively, were not included in the computation of earnings per share because the exercise prices of these options exceeded the average market price of the common shares. The effect of assuming that 1.0 million shares of restricted stock vested in 2001 was also excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive.

      New Accounting Pronouncements: In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“Statement”) No. 143, Accounting for Asset Retirement Obligations, which is effective for fiscal years beginning after June 15, 2002. The Statement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time the obligations are incurred. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. The Company will adopt the new rules on asset retirement obligations on October 1, 2002. Application of the new rules is not expected to have a significant impact on the Company’s financial position and results of operations.

      In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes Statement No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. Statement No. 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company expects to adopt the new rules as of October 1, 2002, and it does not expect adoption of the Statement to have a significant impact on the Company’s financial position and results of operations.

      In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Correction. This Statement eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishment, and amends other existing authoritative pronouncements to make various technical corrections, clarifies meanings, or describes their applicability under changed conditions. The provisions of this Statement will be effective for the Company October 1, 2002; however, early application of the Statement is encouraged. Debt extinguishments reported as extraordinary items prior to scheduled or early adoption of this Statement would be reclassified following adoption. The Company does not anticipate a significant impact on its cash flows or results of operations as a result of adopting this Statement.

U.S. INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 3 — Acquisitions and Dispositions of Businesses

     Acquisition of Businesses

      In connection with the Company’s sale to Strategic in March 2000 of a 75% interest in Rexair (see Disposition of Businesses below), the Company guaranteed Rexair’s $200 million credit facility. This guarantee required the Company to maintain certain credit rating levels. In response to a downgrade of its credit ratings in March 2001, the Company obtained waivers of the ratings default from Rexair’s lenders while it pursued the reacquisition of Rexair from Strategic and the restructuring of its debt. On August 15, 2001, the Company reacquired the 75% equity interest in Rexair previously sold to Strategic. The purchase consideration included the return to Strategic of $27.4 million in face value of Strategic’s senior notes and the assumption of borrowings outstanding under Rexair’s $200 million credit facility. In connection with the reacquisition, the Company reduced the reacquired basis in Rexair by the amount of its previously deferred gain and reclassified its retained 25% share of Rexair’s net liabilities from other long-term liabilities. The allocation of the purchase consideration, including the deferred gain and the carrying value of the retained liabilities, to the assets acquired and liabilities assumed resulted in intangible assets of approximately $73.7 million, the majority of which have indefinite lives and will not be amortized. The Company expensed $17.4 million of deferred transaction costs associated with the March 2000 sale of Rexair. The results of Rexair have been included in the Rexair segment from the date of acquisition. The Company accounted for Rexair under the equity method of accounting during the time period from March 24, 2000 to August 15, 2001 when the Company held only a 25% interest.

      In June 2000, upon expiration of the contingency period related to the December 1997 acquisition of Spear & Jackson, the Company made additional cash payments totaling $71.4 million to the former owners of Spear & Jackson. The Company was required to pay $36.0 million because the Company’s stock price fell below a guaranteed minimum as defined in the acquisition agreement. This amount was recorded as an adjustment to paid-in capital as it was based upon the market price of the Company’s stock. The remaining $35.4 million payment was made in satisfaction of additional contingent consideration based on other criteria set forth in the purchase agreement. This amount was recorded as additional goodwill. In September 2002, the Company sold Spear & Jackson as part of its Disposal Plan (see Note 4).

Disposition of Businesses (excluding Disposals of Discontinued Operations)

      In November 2000, the Company sold its European HVAC business for proceeds of $7.5 million, which approximated its carrying value.

      On March 24, 2000, the Company disposed of a majority equity interest in its Diversified segment in two separate transactions. In the first transaction, the Company disposed of the following subsidiaries: Atech Turbine Components, Inc.; Bearing Inspection, Inc.; BiltBest Products, Inc.; EJ Footwear Corp. (including Georgia Boot Inc. and Lehigh Safety Shoe Co.); Garden State Tanning Inc.; Huron Inc.; Jade Holdings Pte Ltd (including Jade Technologies Singapore Ltd and FSM Europe B.B.); Leon Plastics Inc.; Native Textiles Inc. and SCF Industries, Inc. The Company received gross cash proceeds of approximately $203.4 million, retained a preferred equity interest in the buyer, Strategic, having a stated value of

U.S. INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $19.5 million, retained a common equity interest in Strategic of 17.7% and received approximately $209.0 million aggregate principal amount of 12% (12.5% effective August 18, 2000) senior notes (the “Strategic Notes”) due 2007. In addition, Strategic assumed approximately $7.9 million of existing bank debt. As a result of its disposal of the Diversified businesses, the Company recorded a pre-tax gain of $38.4 million.

      In the second transaction, Rexair sold newly issued shares to Strategic representing, after issuance, 75% of the equity interest in Rexair. The Company received approximately $195.0 million in cash and retained a 25% direct equity interest in Rexair. In addition, the Company guaranteed Rexair’s $200 million credit facility. In connection with the Rexair transaction, the Company recorded a liability of $82.2 million, related to its retained 25% share of Rexair’s net liabilities and a deferred gain, which together with the deferral of the related transaction costs, was to be deferred until the release of the Company’s guarantee of Rexair’s credit facility. On August 15, 2001, the Company reacquired Rexair from Strategic in exchange for $27.4 million in face value of the Strategic Notes. Accordingly, the Company’s retained 25% share of Rexair’s net liabilities reduced the reacquired basis in Rexair (see Acquisition of Businesses above).

      In August 2000, the Company sold $25.0 million of the Strategic Notes, approximately $1.8 million of the stated value of its preferred equity interest in Strategic and approximately 1.9% of its common equity interest in Strategic. This transaction resulted in a pre-tax gain of $0.9 million. In January 2002, the Company sold its remaining preferred equity interest in Strategic having a stated value of approximately $18 million, its 15.8% common equity interest and its Strategic Notes with a face value of $156.9 million back to Strategic for net proceeds of $105.9 million.

      In the second quarter of fiscal 2000, the Company sold its fire protection businesses. The cash consideration paid for these businesses totaled approximately $23.0 million, which approximated their carrying value.

      During the first quarter of fiscal 2000, the Company disposed of assets relating to its ladder operations and the infant and children footwear operation. The total proceeds of these separate transactions were $18.0 million, which approximated their carrying values. The Company has retained certain product liabilities of the ladder operations for which $12.3 million has been accrued at September 30, 2003.

Note 4 — Discontinued Operations

      On December 28, 2001, the Board of Directors approved a formal Disposal Plan for five businesses in connection with the Company’s obligation to pay debt amortization as set forth in the restructured debt agreements. In connection with the Disposal Plan, the Company incurred a charge of $232.6 million, net of tax, in fiscal 2001, which represented the difference between the historical net carrying value and the estimated net realizable value of the five businesses — Ames True Temper, Selkirk, Lighting Corporation of America, Spear & Jackson and SiTeco Lighting. In fiscal 2002, the Company recorded income from discontinued operations of $7.8 million, as it re-evaluated the estimated loss on disposal of its discontinued operations. The discontinued businesses previously comprised the Company’s Lawn & Garden and Lighting segments. The net assets of the discontinued businesses are included in net assets held for sale in all periods presented. The Company completed the sales of Ames True Temper in January 2002, Lighting Corporation of America in April 2002, Selkirk in June 2002 and Spear & Jackson in September 2002. In October 2002, the Company completed the sale of SiTeco Lighting.

      The operating results of these businesses were classified as discontinued operations in 2001 and 2000 and, in accordance with APB No. 30, their estimated fiscal 2002 operating income was included in the Company’s expected loss on disposal of $232.6 million which was recorded in September 2001 and adjusted in fiscal 2002.

U.S. INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Summarized results of these businesses are as follows:

	For the Fiscal Years Ended
	September 30,

	2002	2001	2000

	(In millions)
Net sales	$714.1	$1,346.1	$1,419.8
Operating income (loss)	31.7	(57.9)	3.9
Income (loss) from discontinued operations before income taxes	31.8	(66.6)	3.4

      Included in operating income (loss) in fiscal 2001 and 2000 are goodwill impairment charges totaling $121.4 million and $84.0 million, respectively. These goodwill impairment charges resulted from an evaluation of the recoverability of goodwill performed by the Company based on a fair value methodology. The impairment charges were recorded as part of continuing operations before the approval of the Disposal Plan and were reclassified into discontinued operations after the approval of the Disposal Plan.

      Amounts classified as net assets held for sale consist of the following:

	At September 30,

	2002	2001

	(In millions)
Net current assets	$64.2	$144.8
Property, plant and equipment, net	49.2	277.3
Other non-current assets and liabilities, net	(9.6)	69.5

Net assets held for sale	$103.8	$491.6

Note 5 — Impairment, Restructuring and Other Non-Recurring Charges

Goodwill Impairment Charges

      Operating results at a number of the Company’s subsidiaries declined during 2001. In the third quarter of 2001, the Company evaluated the recoverability of the goodwill of these subsidiaries based on a fair value methodology. This evaluation indicated that the carrying value of the goodwill of certain of its subsidiaries was impaired. As a result, the Company recorded goodwill impairment charges totaling $100.2 million in the Bath & Plumbing segment in fiscal 2001.

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

Restructuring and Other Non-recurring Charges

      In the latter half of 2002, the Company recorded restructuring charges of $7.2 million, which included $3.4 million associated with a lease obligation, $3.1 million in severance charges and $0.7 million to increase the reserve related to the discontinued U.S. Brass product lines. The $3.4 million lease charge related to a revised estimate on the lease obligation associated with the decision to close the Zurn

U.S. INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

corporate office in January 2000 (see below). In estimating its lease obligation, the Company assumed that it would be able to sublease sections of the building over the course of the lease. Due to the current real estate conditions in that market, the Company has not been able to sublease the office space. The severance charges relate to the elimination of the executive layer of management within the Bath & Plumbing segment and recent Jacuzzi management changes, which resulted in the termination of four employees. These charges consist of $2.3 million in cash related charges, which the Company expects to pay within the next twelve months and $0.8 million in non-cash related charges associated with the accelerated vesting of restricted stock. The reserve related to the U.S. Brass product lines discontinued in fiscal 2000 was increased largely due to an increase in the amount of estimated product liability and warranty claims related to those products.

      In September 2000, the Company’s Bath & Plumbing segment announced to its employees and to the marketplace that U.S. Brass was exiting its Valley line of faucets, Eastman line of connectors and Sanitary Dash line of under-the-sink pipes. Accordingly, in 2000, the Company recorded restructuring and other non-recurring charges of $19.4 million, which consists of severance and commitment costs of $3.4 million, inventory related charges of $16.0 million ($13.9 million recorded in cost of goods sold and $2.1 million recorded in selling, general and administrative expenses). The Company also recorded other non-recurring charges of $4.8 million in 2001 consisting primarily of accelerated depreciation on machinery that was used to complete the remaining in-process inventory. The Company’s decision to exit these three product lines required the closure of two manufacturing facilities in Abilene and Plano, Texas and the termination of approximately 335 employees.

      The Company recorded restructuring and other non-recurring charges of $21.7 million in 2000 related to its decision to dispose of its European HVAC operations (see Goodwill Impairment Charges). These charges consisted of $18.2 million in fixed asset impairments and $3.5 million in inventory-related charges (recorded in Cost of Goods Sold). The European HVAC operation was subsequently sold in November 2000 (See Acquisition and Disposition of Businesses and Discontinued Operations).

      In January 2000, a decision was made to close the former Zurn corporate office in Dallas, Texas which resulted in the termination of 30 employees. The Company recorded a restructuring charge in fiscal 2000 of $13.1 million relating to this decision, which included severance costs of $1.9 million, lease costs of $9.1 million for a lease expiring November 2007 and write-offs of $2.1 million relating to leasehold improvements and other fixed assets.

      The principal components of impairment and restructuring charges recorded for continuing operations are:

	2002	2001	2000

	(In millions)
Impairment of goodwill	$—	$100.2	$25.5
Lease obligations, impairment of equipment and other	4.1	—	29.6
Severance and related costs	3.1	—	5.1

Total	$7.2	$100.2	$60.2

Cash charges	$6.4	$—	$16.4
Non-cash charges	0.8	100.2	43.8

Total	$7.2	$100.2	$60.2

U.S. INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of September 30, 2002, the Company had remaining accruals of $9.4 million for restructuring costs. The activity in the restructuring liability accounts by cost category is as follows:

	Lease and
	Contract	Severance
	Related	and Related	Total
	Costs	Costs	Costs

	(In millions)
Balance at September 30, 2000	$10.1	$4.9	$15.0
2001 activity:
Cash payments	(3.3)	(1.6)	(4.9)
Reserves of divested businesses	—	(3.0)	(3.0)

Balance at September 30, 2001	6.8	0.3	7.1
2002 activity:
Fiscal 2002 charges	4.1	2.3	6.4
Cash payments	(2.1)	(2.0)	(4.1)

Balance at September 30, 2002	$8.8	$0.6	$9.4

      Approximately $2.2 million of the reserves are included in the balance sheet caption “Accrued expenses and other current liabilities,” while the remaining $7.2 million are recorded in the balance sheet caption “Other liabilities.” The Company expects the remaining accruals to be paid with cash over the periods provided by the severance and lease agreements of one and five years, respectively.

Other

      In 2001, the Company incurred $8.1 million for professional fees associated with the previously planned spin-off of the LCA Group; recorded charges of $45.1 million to reflect the Strategic Notes at their net realizable value; expensed $17.4 million in deferred transaction costs previously incurred as part of the original sale of Rexair; and incurred $6.7 million in advisory and other related costs associated with the Company’s debt restructuring executed on August 15, 2001. During 2002, the Company sold the Strategic Notes together with its equity interest in Strategic for net proceeds of $105.9 million, which approximated their carrying value. In 2000, the Company recorded $0.9 million in charges related to the abandoned sale of the LCA Group. All of these costs have been classified as “Other expenses” in the Company’s consolidated statement of operations.

U.S. INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 — Long-Term Debt

      Long-term debt consisted of the following:

	At September 30,

	2002	2001

	(In millions)
7.125% Senior Notes, net	$249.5	$249.1
7.25% Senior Notes, net	124.1	123.9
Restructured Facilities, Rexair	92.8	166.2
Restructured Facilities, U.S. Industries	317.5	665.3
Other long-term debt	8.9	10.3

	792.8	1,214.8
Less current maturities	(275.9)	(436.5)

Long-term debt	$516.9	$778.3

      Current maturities include payments made subsequent to September 30, 2002 as part of the exchange of Senior Notes and the sale of SiTeco discussed further below.

      Principal reductions of senior debt and other borrowings for the next five years ended September 30 and thereafter are as follows (amounts due for the Senior Notes are net of their related escrow deposits):

(In millions)

2003	$275.9
2004	13.1
2005	296.5
2006	134.4
2007	71.1
Thereafter	1.8

$792.8

      In October 1998, USI and USI American Holdings, Inc. (“USIAH”), issued $250.0 million aggregate principal amount of Senior Notes due October 15, 2003, which bear interest at 7.125%, payable semiannually (“7.125% Notes”). The net cash proceeds were $247.7 million after transaction fees and discounts. A supplemental indenture was later executed adding USI Global Corporation (“USI Global”), a wholly owned subsidiary of USI, as a co-obligor under the 7.125% Notes. On September 9, 2002, the Company commenced an Exchange Offer to exchange cash and notes with an interest rate of 11.25% payable December 31, 2005 (the “New Notes”) for all outstanding 7.125% Notes due October 2003. In connection with the Exchange Offer, the Company also solicited consents from a majority of the 7.125% Note holders to a proposed amendment to the indenture under which the 7.125% Notes were issued so that the cash deposited into a cash collateral account from the sales of the Company’s non-core assets that is proportionally allocable to tendering holders may be used to pay the cash consideration in the Exchange Offer (“Consent Solicitation”).

      On November 4, 2002, the Company announced that it had accepted for payment all 7.125% Notes validly tendered in the exchange offer. Approximately $238.2 million or 95% of the 7.125% Notes were tendered for exchange. Note holders who tendered their 7.125% Notes received an amount of cash and principal amount of New Notes that together equaled the principal amount of the 7.125% Notes tendered. The transaction resulted in $104.8 million paid to the note holders from the 7.125% Notes escrow account,

U.S. INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Notes issued of $133.4 million and a balance remaining in 7.125% Notes of $11.8 million. The other terms of the New Notes are substantially similar to the 7.125% Notes. A consent payment of $15 per $1,000 principal amount of the New Notes issued was paid out of the Company’s general working capital to all holders who delivered their consents on or prior to the consent date, resulting in an additional payment to tendering note holders of approximately $2.0 million.

      In fiscal 1997, USIAH issued $125.0 million aggregate principal amount of Senior Notes due December 1, 2006, which bear interest at 7.25%, payable semiannually (“7.25% Notes”). The net cash proceeds were $123.0 million after transaction fees and discounts. A supplemental indenture was later executed adding USI and USI Global as co-obligors with USIAH under the 7.25% Notes. On October 24, 2002, the Company commenced an offer to purchase up to $54.8 million in aggregate principal amount of its outstanding 2006 Notes. On November 7, 2002, the Company announced that it received tenders, and related consents, from a majority of the holders of its outstanding 7.25% Notes. An amount just shy of 100% or $125.0 million of the 7.25% Notes were tendered for exchange. The transaction resulted in $54.8 million paid to the note holders from the 7.25% Notes escrow account.

      The 7.25% Notes, 7.125% Notes and New Notes (collectively, the “Senior Notes”) are guaranteed by USI Atlantic. The 7.25% and 7.125% Senior Notes are redeemable at the option of the Company, in whole or in part, at a redemption price equal to the greater of (i) 100% of the principal amount to be redeemed or (ii) the sum of the present values of the remaining scheduled payments of principal and interest on the Senior Notes to be redeemed, discounted at a rate based on the yield to maturity of the comparable U.S. Government securities plus a spread (10 basis points for the 7.25% Notes and 50 basis points for the 7.125% Notes) plus, in each case, accrued interest to the date of redemption. The New Notes are redeemable without premium or penalty using the New Notes escrow account or otherwise at 103% if redeemed from the issue date to, but not including, the first anniversary of issuance, 102% thereafter through December 30, 2004 and 101% from December 31, 2004 to, but not including, the maturity date. Certain restrictions on dividends and the purchase of common stock for treasury contained in the indenture for the 7.25% Notes were eliminated in August 1998 based upon the Company’s credit rating at that time. The 7.125% Notes and New Notes were issued without such restriction; however, the Restructured Facilities (discussed below) contain restrictions on dividends as well as the purchase of common stock for treasury. The security interests granted to the holders of the Senior Notes as a result of the Restructured Facilities are discussed in more detail below.

      During fiscal 2001, the Company had a $300 million 364-day credit facility (the “Credit Facility”) scheduled to expire on October 26, 2001. The Company also had a five-year revolving line of credit providing for borrowings in both U.S. dollars and foreign currencies and letters of credit, which had original availability of $500 million (the “Credit Agreement”), scheduled to terminate on December 12, 2001. The Credit Facility and Credit Agreement (together, the “Revolving Facilities”) were restructured on August 15, 2001. The Company completed the re-acquisition of Rexair and restructured the Rexair Credit Facilities on the same date. The amended facilities (including the Rexair Credit Facility, the “Restructured Facilities”) extended the final maturity date of the Company’s debt under the Revolving Facilities to November 30, 2002, which coincided with the final maturity of the Rexair Credit Facility. On October 21, 2002, the Company announced that it obtained an amendment to Restructured Facilities, providing for an extension of the maturity date to October 2004 (see further below for more details on the amended facilities).

      The Restructured Facilities originally provided for an increase in availability under the five-year Credit Agreement from $500 million to $830 million, availability under the Rexair Credit Facility of $195 million (reduced by $5 million in May 2002), the termination of the multi-currency borrowing feature under the five-year Credit Agreement, the elimination of the 364-day Credit Facility and scheduled permanent reductions of the Company’s senior debt (a combination of the Restructured Facilities, the Senior Notes and other defined obligations). The required cumulative permanent principal reductions of

U.S. INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company’s senior debt were scheduled at $75 million, $200 million, $450 million and $600 million during the periods ending December 31, 2001; March 31, 2002; June 30, 2002 and October 15, 2002, respectively.

      On December 21, 2001, the Company obtained a waiver from its lenders under the Restructured Facilities that permitted the Company to satisfy the remaining balance of the December 31, 2001 $75 million reduction through a permanent reduction of the unfunded commitments under the Restructured Facilities, to the extent not satisfied through cash flow or asset sale proceeds. Under the terms of the waiver, the permanent reduction resulting from the sale of Ames True Temper was reduced by the amount of the unfunded commitment (approximately $58 million) used to satisfy the December 31, 2001 amortization. In October 2002, the Company obtained a similar waiver from its lenders to satisfy the remaining balance of the October 15, 2002 reduction (approximately $27 million), through a reduction of the unfunded commitments. With the sale of SiTeco on October 18, 2002, this portion of the unfunded commitment was restored. On June 30, 2002, the Company obtained an amendment to the Rexair Credit Facility which contained, among other things, revised ratios for interest coverage and consolidated leverage as well as revised minimum EBITDA covenants.

      Under the Restructured Facilities, substantially all proceeds from the sale of assets are required to be applied to reduce the Company’s funded and unfunded senior debt, on a pro rata basis. The senior debt includes the Senior Notes in those cases when the Company or any subsidiary subject to the Senior Notes’ covenants completes an asset sale. Proceeds allocable to the Senior Notes and other defined obligations are required to be deposited in cash collateral accounts for the benefit of the relevant holders; any claims of the lenders of the Restructured Facilities to amounts on deposit in the cash collateral accounts are subordinated to the claims of the relevant holders, including the payment in full of their Senior Notes and other obligations. Any reductions of senior debt with asset sale proceeds are credited dollar-for-dollar towards the scheduled permanent principal reductions. Below is a summary of significant asset sales completed in fiscal 2002.

			Estimated	Deposited	Reduction of
	Transaction	Gross	Transaction and	in Escrow	Restructured
	Date	Proceeds	Other Costs(1)	Accounts	Facilities

Ames True Temper	1/14/2002	$165.0	$21.9	$44.1	$99.0
Strategic Notes	1/16/2002	107.6	1.7	31.9	74.0
Lighting Corporation of America	4/26/2002	250.0	39.8	64.3	145.9
Selkirk	6/24/2002	40.0	5.1	7.1	27.8

(1)	Estimated transaction and other costs include working capital adjustments and escrows for future liabilities. Approximately $24.3 million of these costs are still outstanding as of September 30, 2002 ($15.8 million in current liabilities and $8.5 million in long-term liabilities).

      On September 6, 2002, the Company sold substantially all of the assets of Spear & Jackson to MegaPro Tools, Inc. (“MegaPro”). Net proceeds consisted of notes from the buyer and an equity interest in the common shares of the buyer. The Company is subject to restrictions on the voting and disposition of these shares and has no involvement in the continuing management or operations of MegaPro. The investment was recorded at its fair value at the date of acquisition based on an independent valuation.

      On October 18, 2002, the Company completed the sale of SiTeco to funds advised by JPMorgan Partners, the private equity arm of JPMorgan Chase & Company. Net proceeds of approximately $103.8 million were applied to reduce the Company’s funded and unfunded senior debt, including $34.0 million deposited into escrow accounts for the benefit of the holders of the Company’s Senior Notes and certain other creditors.

U.S. INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Also in October 2002, the Restructured Facilities were amended, extending the maturity of the facilities to October 4, 2004. The amended Restructured Facilities decrease the availability for USI borrowings (excluding Rexair, the “USI Facility”) to $365 million, which consists of a $250 million term loan and $115 million revolving facility. Availability on the Rexair portion of the facilities was reduced to $90 million, which includes a $75 million term loan and $15 million revolver. Required cumulative permanent reductions of the USI Facility are scheduled on July 31, 2003 and August 31, 2004 for $20 million and $50 million, respectively. The Rexair Facility requires cumulative permanent reductions of $2 million per quarter in fiscal 2003 and $3 million for each of the first three quarters of 2004.

      The Restructured Facilities require that the Company and Rexair maintain minimum monthly EBITDA, as defined; comply with maximum monthly capital expenditure limits; maintain minimum availability (as defined) of no less than $25 million and comply with other customary affirmative and negative covenants. In addition, the amended Rexair Credit Facility requires that excess cash generated by Rexair be segregated from excess cash generated by the remainder of the Company’s operations and used only to reduce the debt outstanding on the Rexair Credit Facility. The Senior Notes and the Restructured Facilities contain cross-default and cross-acceleration provisions.

      The Restructured Facilities provide for increasing interest rates over the remaining term. The spread over London Interbank Offered Rate (“LIBOR”) was 275 basis points until December 31, 2001, after which the spread increased by 50 basis points each quarter thereafter through December 2002. With the amendment in October 2002, the interest rate increases to 675 basis points over LIBOR from December 2002 through June 2003. Beginning July 2003 the spread will increase by 50 basis points on the first day of each quarter through the maturity date. The Restructured Facilities also provide for several new fees including an unused commitment fee of 0.50% (which increases to 0.75% with the October 2002 amendment) and a facing fee on all outstanding letters of credit of 0.25% per annum. Interest paid was $77.2 million, $87.2 million and $84.6 million for fiscal 2002, 2001 and 2000, respectively.

      The lenders of the Revolving Facilities were granted on April 30, 2001 security interests in substantially all of the assets of the Company and its domestic subsidiaries, including shares of the Company’s domestic subsidiaries and 65% of the shares of certain of the Company’s foreign subsidiaries. As a result of having the Revolving Facilities secured, the Rexair Guarantee became secured with certain assets. In addition, the Company’s Senior Notes also became equally and ratably secured with the Revolving Facilities and the Rexair Guarantee with respect to the assets of the Company and its subsidiaries that are subject to the covenant restrictions under the Senior Notes. The covenants contained in the indentures under which the Senior Notes were issued apply to the Company and any domestic subsidiary that is a “significant subsidiary” (within the meaning of rule 1-02(w) of Regulation S-X promulgated under the Securities and Exchange Act of 1934 or any successor provision). In accordance with the Rule, the determination that a subsidiary is a “significant subsidiary” is made on a consolidated basis, taking into account such subsidiary and all of its consolidated subsidiaries. Those subsidiaries identified as significant subsidiaries at September 30, 2002 include USI Atlantic Corp., USI American Holdings, Inc., USI Global Corp., JUSI Holdings, Inc., Jacuzzi, Inc. and Zurn Industries, Inc. After considering the equal and ratable security interest of the Senior Notes, separate financial statements for USI Atlantic Corp.; USI American Holdings, Inc.; USI Global Corp. and JUSI Holdings, Inc. are included elsewhere in this annual report. A significant subsidiary may itself have one or more subsidiaries that, when looked at on a consolidated basis, do not constitute “significant subsidiaries” under the Rule. As a result, these subsidiaries, on a stand-alone basis, are not subject to the covenant restrictions under the Senior Notes, and no portion of the proceeds of assets sales completed by these subsidiaries would be allocable to the Senior Notes.

      The security interests that were granted to the lenders of the Revolving Facilities on April 30, 2001 remain in place under the Restructured Facilities, as do the arrangements to equally and ratably secure the

U.S. INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rexair Guaranty and to equally and ratably secure the Senior Notes with certain assets. In addition, certain domestic and foreign subsidiaries of the Company that are not subject to the Senior Notes’ covenant restrictions have guaranteed the Restructured Facilities. Under the Restructured Facilities, the Company also agreed to provide the lenders with security interest in the shares and assets of certain of the Company’s foreign subsidiaries.

      Below is a pro forma summary of the new debt structure of the Company after considering the exchange offerings on the Senior Notes, the proceeds received on the sale of SiTeco and the amendment to the Restructured Facilities.

	(In millions)

Notes Payable	$15.3	$15.3
7.125% Senior Notes due fiscal 2004	249.5	11.8
7.25% Senior Notes due fiscal 2007	124.1	69.8
11.25% Senior Notes due fiscal 2006	—	133.1
Restructured Facilities, Rexair	92.8	78.8
Restructured Facilities, U.S. Industries	317.5	245.7
Other long-term debt	8.9	8.9

	808.1	563.4
Less escrow for Senior Notes	(134.1)	(4.9)

Net debt outstanding	$674.0	$558.5

      At November 23, 2002, the Company had approximately $355.0 million committed under the USI Facility, of which approximately $261.2 million had been utilized and the balance of $93.8 million was available. Also as of November 23, 2001, $14.3 million was available for borrowing solely by Rexair under the Rexair Credit Facility. These amounts are net of letters of credit outstanding of $15.1 million. The Company also had letters of credit outstanding with other financial institutions totaling $28.6 million as of November 23, 2002.

Note 7 — Pension and Retirement Plans

     Domestic Benefit Arrangements

      The Company and its subsidiaries sponsor a number of non-contributory defined benefit pension plans covering the majority of its United States employees. The benefits under these plans are based primarily on years of credited service and/or compensation as defined under the respective plan provisions. The Company’s funding policy is to contribute amounts to the plans sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such additional amounts as the Company may determine to be appropriate from time to time.

      The Company and certain of its subsidiaries also sponsor defined contribution plans. Contributions relating to defined contribution plans are made based upon the respective plans’ provisions.

      Additionally, the Company provides health care and life insurance benefits to certain groups of retirees with most retirees contributing a portion of its costs. These are presented as other benefits in the tables that follow.

U.S. INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The assumptions and the net periodic pension income for the Company’s defined benefit plans, as well as the total contributions charged to pension expense for the defined contribution plans covering employees in the United States are presented below:

	Pension Benefits			Other Benefits

	2002	2001	2000	2002	2001	2000

Assumptions:
Discount rate	6.75%	7.50%	8.00%	6.75%	7.50%	8.00%
Rate of compensation increases	3.25%	4.50%	4.50%	—	—	—
Expected rate of return on assets	8.75%	9.50%	9.50%	—	—	—

      The components of net periodic (income) cost are presented below:

	Pension Benefits			Other Benefits

	2002	2001	2000	2002	2001	2000

	(In millions)
Defined benefit plans:
Service cost	$8.5	$9.4	$11.5	$0.3	$0.3	$0.5
Interest cost	19.1	20.4	24.5	2.5	2.3	3.2
Expected return on plan assets	(40.8)	(46.4)	(47.7)	—	—	—
Prior service cost	1.0	1.5	1.5	(0.1)	—	—
Amortization of unrecognized transition asset	—	(0.1)	(1.1)	—	—	—
Net actuarial gain	(1.9)	(4.6)	(3.7)	(1.3)	(1.9)	(0.7)
Curtailments/ settlements	58.3	—	(20.4)	—	—	—

Periodic (income) cost of defined benefit plans	44.2	(19.8)	(35.4)	1.4	0.7	3.0
Net reclassification adjustment for discontinued operations	(56.7)	6.7	—	—	—	—

Net periodic (income) cost:
Defined benefit plans	(12.5)	(13.1)	(35.4)	1.4	0.7	3.0
Defined contribution plans	0.9	1.0	2.0	—	—	—

Net periodic (income) cost	$(11.6)	$(12.1)	$(33.4)	$1.4	$0.7	$3.0

      Included in the fiscal year 2000 curtailment gain of $20.4 million is $19.6 million related to the sale of the Diversified businesses and is included in the statement of operations caption “Gain on sale of businesses.”

U.S. INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table provides a reconciliation of changes in the projected benefit obligation, fair value of plan assets and the funded status of the Company’s defined benefit pension and postretirement benefit plans to the amounts recorded in the Company’s balance sheet at September 30:

	Pension Benefits		Other Benefits

	2002	2001	2002	2001

	(In millions)
Change in projected benefit obligation:
Benefit obligation at beginning of year	$308.4	$261.8	$34.7	$40.6
Service cost	8.5	9.4	0.3	0.3
Interest cost	19.2	20.4	2.5	2.3
Plan amendments	5.3	—	—	—
Actuarial (gains) losses	22.7	21.3	12.5	(5.7)
Benefits paid	(18.4)	(20.2)	(4.7)	(4.3)
Acquisitions (divestitures)	(78.5)	15.7	—	1.5

Benefit obligation at end of year	$267.2	$308.4	$45.3	$34.7

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$454.5	$514.0	$—	$—
Actual return on plan assets	(18.8)	(54.1)	—	—
Contributions	2.0	2.6	4.7	4.3
Benefits paid	(18.4)	(20.2)	(4.7)	(4.3)
Acquisitions (divestitures)	(119.4)	12.2	—	—

Fair value of plan assets at end of year	$299.9	$454.5	$—	$—

Funded status of plans:
Plan assets in excess of (less than) projected benefit obligation	$32.7	$146.1	$(45.3)	$(34.7)
Unrecognized net actuarial losses (gains)	87.7	9.8	3.7	(10.0)
Unrecognized prior service cost	5.4	12.1	(0.1)	(0.2)

Total recognized	$125.8	$168.0	$(41.7)	$(44.9)

Amounts recorded in the balance sheet:
Prepaid benefits	$139.2	$181.1	$—	$—
Accrued benefits	(19.7)	(15.1)	(41.7)	(44.9)
Intangible assets	1.2	0.5	—	—
Accumulated other comprehensive income	5.1	1.5	—	—

Total recognized	125.8	168.0	(41.7)	(44.9)
Net reclassification adjustment for discontinued operations	—	(35.1)	—	—

Total recorded in the consolidated balance sheet	$125.8	$132.9	$(41.7)	$(44.9)

U.S. INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The aggregate projected benefit obligation and the aggregate fair value of plan assets, for the plans that have a projected benefit obligation in excess of plan assets, are $33.3 million and $10.3 million, respectively, in 2002 and $29.1 million and $11.7 million, respectively, in 2001.

      The aggregate accumulated benefit obligation and the aggregate fair value of plan assets, for the plans that have an accumulated benefit obligation in excess of plan assets, are $29.8 million and $10.3 million, respectively, in 2002 and $25.6 million and $11.7 million, respectively, in 2001.

      The assets for the Company’s U.S. plans are included in a master trust which principally invests in listed stocks and bonds, including common stock of the Company. At both September 30, 2002 and 2001, 1,333,100 shares of the Company’s common stock, representing $3.1 million of the master trust’s assets, were included in plan assets. During fiscal 2001, $0.1 million in dividends were paid to the master trust.

      The weighted average annual assumed rate of increase in the per capita cost of covered benefits (i.e., the health care cost trend rate) for the other postretirement benefit plans was 8.0% for 2002 and is assumed to decrease 0.5% a year to 5.5%. A one-percentage-point change in the assumed health care cost trend rate would have the following effects at and for the year ended September 30, 2002 (in millions):

Increase (Decrease)
Costs/Obligations

Effect of a 1% increase in the health care cost trend rate on:
Service cost plus interest cost	$0.2
Accumulated post-retirement benefit obligation	3.0

Effect of a 1% decrease in the health care cost trend rate on:
Service cost plus interest cost	$(0.2)
Accumulated post-retirement benefit obligation	(2.7)

      The tables above and on the previous page set forth the historical components of net periodic pension cost and a reconciliation of the funded status of the pension and other postretirement benefit plans for the employees associated with the Company and is not necessarily indicative of the amounts to be recognized by the Company on a prospective basis.

Foreign Benefit Arrangements

      The Company’s foreign defined benefit pension plan covers salaried employees of Spring Ram. The assumptions used and the net periodic pension cost for the Company’s foreign defined benefit plan is presented below:

	Pension Benefits

	2002	2001	2000

Assumptions:
Discount rate	5.75%	6.25%	6.50%
Rate of compensation increase	3.00%	3.25%	3.75%
Expected long-term rate of return on assets	7.50%	7.50%	8.50%

U.S. INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension Benefits

	2002	2001	2000

	(In millions)
Components of net periodic income:
Service cost	$0.8	$0.5	$0.7
Interest cost	2.5	2.1	2.1
Expected return on plan assets	(3.4)	(3.5)	(2.6)
Net actuarial loss	0.1	—	—
Curtailments	—	—	(0.9)

Net periodic income	$—	$(0.9)	$(0.7)

      The following table provides a reconciliation of changes in the projected benefit obligation, the fair value of plan assets and the funded status of the Company’s foreign defined benefit pension plan with the amounts recognized in the Company’s balance sheet as of September 30:

	Pension Benefits

	2002	2001

	(In millions)
Change in projected benefit obligation:
Benefit obligation at beginning of year	$38.6	$33.4
Service cost	0.8	0.5
Interest cost	2.5	2.1
Employee contributions	0.4	0.4
Foreign currency exchange rate changes	2.3	—
Actuarial (gains) losses	(1.2)	3.7
Benefits paid	(0.9)	(1.5)

Benefit obligation at end of year	$42.5	$38.6

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$38.4	$39.8
Actual return on plan assets	(12.7)	(0.8)
Foreign currency exchange rate changes	2.2	—
Employer contributions	0.6	0.5
Employee contributions	0.4	0.4
Benefits paid	(0.9)	(1.5)

Fair value of plan assets at end of year	$28.0	$38.4

Plan assets less than projected benefit obligation	(14.5)	(0.2)
Unrecognized net actuarial losses	21.1	5.8

Total recognized in the balance sheet	$6.6	$5.6

U.S. INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension Benefits

	2002	2001

	(In millions)
Amounts recorded in the balance sheet:
Prepaid benefits	$—	$5.6
Accrued benefits	(10.0)	—
Accumulated other comprehensive income	16.6	—

Total recorded in the balance sheet	$6.6	$5.6

Note 8 — Income Taxes

      The Company’s income (loss) from continuing operations consisted of the following:

	For the Fiscal Years Ended
	September 30,

	2002	2001	2000

	(In millions)
United States	$(14.0)	$(141.9)	$69.0
Foreign	25.8	(43.2)	(16.1)

	$11.8	$(185.1)	$52.9

      The Company’s (benefit) provision for income taxes attributable to income (loss) from continuing operations consisted of the following:

	For the Fiscal Years Ended
	September 30,

	2002	2001	2000

	(In millions)
Current:
Federal	$—	$(11.2)	$(5.4)
State	3.2	3.5	1.8
Foreign	9.2	5.0	8.2
Deferred	(34.4)	(2.6)	9.6

	$(22.0)	$(5.3)	$14.2

      Due to a change in tax law under the Job Creation and Worker’s Assistance Act of 2002, the Company is able to carryback net operating losses for which it had previously established a valuation allowance. In accordance with FAS 109, the release of the valuation allowance due to a change in tax law is reflected through continuing operations.

U.S. INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of deferred income tax assets and liabilities consisted of the following:

	At September 30,

	2002	2001

	(In millions)
Deferred tax assets:
Accruals and allowances	$52.4	$37.7
Postretirement benefits	7.9	9.7
Foreign tax credits	8.2	—
Expected benefit from Disposal Plan & capital loss carryforwards	42.8	75.0

Gross deferred tax assets	111.3	122.4
Valuation allowance	(65.9)	(89.9)

Total deferred tax assets	$45.4	$32.5

Deferred tax liabilities:
Property, plant and equipment	$11.1	$14.6
Inventory	3.5	4.9
Net pension assets	13.4	14.8
Deductible goodwill	2.9	—
Other	1.4	4.5

Total deferred tax liabilities	$32.3	$38.8

Net deferred tax assets (liabilities)	$13.1	$(6.3)

      The Company has established a valuation allowance principally related to deferred tax assets resulting from the losses recognized in connection with the Disposal Plan, reflecting the uncertainty of the future realization of these assets. The federal income tax returns for fiscal 1995 through 1997 are currently under IRS examination. While the ultimate results of such examination cannot be predicted with certainty, management believes the examination will not have a material adverse impact on the Company’s consolidated financial position or results of operations.

      For the fiscal year ended September 30, 2002, the Company has approximately $122 million in capital loss carryforwards for which the Company has established a valuation allowance.

      The deferred tax balances have been classified in the balance sheet as follows:

	At September 30,

	2002	2001

	(In millions)
Current assets	$34.4	$11.1
Current liabilities	(3.4)	(4.9)

Net current assets	31.0	6.2

Non-current assets	11.7	21.4
Non-current liabilities	(29.6)	(33.9)

Net non-current liabilities	(17.9)	(12.5)

Net deferred tax assets (liabilities)	$13.1	$(6.3)

U.S. INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a reconciliation of income taxes at the federal statutory rate of 35% to the (benefit) provision for income taxes attributable to continuing operations:

	For the Fiscal Years Ended
	September 30,

	2002	2001	2000

	(In millions)
Federal tax (benefit) provision computed at the statutory rate	$4.1	$(64.8)	$18.5
Foreign income tax differential	2.0	1.3	(1.0)
State income taxes (net of federal benefit)	2.1	2.3	1.2
Non-deductible goodwill amortization	—	2.7	3.2
Non-deductible goodwill impairment charges	—	35.1	7.3
Resolution of tax contingencies	—	—	(20.0)
Non-deductible items	(0.6)	2.8	4.4
Valuation allowance	(29.6)	14.9	—
Other, net	—	0.4	0.6

	$(22.0)	$(5.3)	$14.2

      The Company reduced the fiscal 2000 tax provision by approximately $20.0 million as certain tax liabilities with respect to foreign subsidiaries, which arose as a result of the spin-off from Hanson plc in 1995 (the “Spin-off”), were resolved that year.

      Income taxes paid during fiscal 2002, 2001 and 2000 were $20.1 million, $24.1 million and $56.8 million, respectively.

Note 9 — Stockholders’ Equity and Stock Compensation Plans

Incentive Stock Plans

      The Company maintains stock incentive plans (the “Stock Plans”) that provides for the grants of stock options and restricted stock awards to the Company’s directors, officers and key employees. As of September 30, 2002, the Company had 5,440,461 shares of common stock reserved for issuance under the Company’s Stock Plans. In accordance with the guidelines of the Stock Plans, stock options are granted at an option price equal to the market value of the stock on the date of the grant. Options granted under this plan become exercisable over four years in equal annual installments after the date of grant, provided that the individual is continuously employed by the Company. The Company had authorization under the Stock Option Plan to grant 1,399,681 additional options at September 30, 2002.

      Common stock issued under the Stock Plans is restricted, with vesting periods of seven years from the date of grant (either in thirds — on the third year, fifth year and seventh year — or solely at the end of the seventh year). Although subject to certain restrictions and forfeiture provisions, restricted stock is considered to be issued and outstanding common stock of the Company. Compensation expense (i.e., the market value of the shares at the date of the grant) is recognized over the vesting period. Unamortized compensation expense (unearned restricted stock) is included as a separate component of stockholders’ equity. At September 30, 2002 and 2001, respectively, the Company had 237,665 and 977,660 shares of restricted stock outstanding.

Accounting for Stock-based Compensation

      The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for its stock-based compensation plans. Thus, the

U.S. INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company uses the intrinsic value method to determine the compensation cost for its stock-based awards. The compensation cost that has been charged against income for Stock Plans approximated $2.4 million, $2.9 million and $3.3 million in 2002, 2001 and 2000, respectively. No other compensation costs have been recognized under the Company’s stock-based compensation plans. Had compensation cost for awards under its stock-based compensation plans been determined using the fair value method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income (loss) and income (loss) per share would have been reduced to the pro forma amounts presented below:

	2002	2001	2000

	(In millions, except per share)
Net income (loss):
As reported	$41.6	$(524.6)	$35.6
Pro forma	39.7	(526.6)	33.3
Basic income (loss) per share:
As reported	$0.56	$(7.09)	$0.44
Pro forma	0.54	(7.11)	0.41
Diluted income (loss) per share:
As reported	$0.56	$(7.09)	$0.43
Pro forma	0.54	(7.11)	0.40

      These pro forma results are not necessarily indicative of results that may be expected in future disclosures since additional options may be granted and the estimated fair value of the stock options is assumed to be amortized to expense over the vesting periods.

      The fair value of each stock option granted is established on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2002, 2001 and 2000:

•	expected volatility rates of 58% for 2002, 49% for 2001, and 36% for 2000

•	risk-free interest rates of 3.99% for 2002, 4.88% for 2001, and 6.55% for 2000

•	expected option lives of 4 years for all three years

•	expected dividend yield of 0% for 2002 and 2% for both 2001 and 2000

      As of September 30, 2002, the weighted average fair values of options granted during 2002, 2001 and 2000 were $1.80, $2.94 and $4.02, respectively.

U.S. INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the status of and changes in the Company’s stock option plans for the last three years is presented below:

	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of year	6,170,932	$13.57	6,812,418	$13.72	5,921,264	$14.75
Granted	731,500	3.73	240,000	8.04	2,168,125	12.25
Exercised	—	N/A	(30,000)	9.42	(429,104)	9.18
Canceled/expired	(1,699,636)	14.52	(851,486)	13.33	(847,867)	19.43

Outstanding at end of year	5,202,796	$11.88	6,170,932	$13.57	6,812,418	$13.72

Exercisable at end of year	3,678,995	$13.34	3,965,777	$13.81	3,713,357	$13.50

      The following table summarizes the status of the stock options outstanding and exercisable at September 30, 2002:

	Options Outstanding
				Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Range of Exercise Prices	Options	Life (in years)	Price	Options	Price

$2.20 to $7.99	730,000	9.6	$3.73	30,000	$2.20
$8.00 to $13.19	2,950,538	4.8	10.98	2,287,600	10.94
$13.20 to $20.46	1,264,269	4.2	16.34	1,103,406	16.28
$20.47 to $28.88	257,989	2.9	23.30	257,989	23.30

Total	5,202,796	5.2	$11.88	3,678,995	$13.34

Note 10 — Capital Stock

     Common Stock

      In March 2001, the Company’s Board of Directors indefinitely suspended the Company’s quarterly payment of dividends on its Common Stock.

Stockholder Rights Plan

      The Company adopted a Stockholder Rights Plan (the “Rights Plan”) effective October 15, 1998. Under the Rights Plan, each of the Company’s stockholders on the date of record were issued one right (the “Right”) to acquire one-hundredth of a share of the Company’s Series A Junior Preferred Stock, having a market value of two times the exercise price for the Rights, for each outstanding share of USI Common Stock they own.

      Initially, the Rights trade with the common stock of the Company and are not exercisable. The Rights will separate from the Common Stock and only become exercisable when a single person or company acquires or makes an offer to acquire 15% or more of the Company’s outstanding Common Stock, unless otherwise agreed by the Company’s Board of Directors. Upon exercise of the Right, the

U.S. INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

economic and voting terms of the Preferred Stock acquired by the stockholders will be equivalent to those possessed when they held shares of the Company’s Common Stock. The Rights will expire on October 15, 2008 or 90 days following the date the Rights become exercisable, whichever is earlier. The Board of Directors has agreed to permit Southeastern Asset Management, Inc. and its managed funds to purchase up to 19.9% of the outstanding voting securities without causing the Rights to separate and become exercisable, and the Company has entered into a standstill agreement with Southeastern Asset Management containing limitations and restrictions on the voting and transfer of shares of common stock acquired in excess of 15%.

Treasury Stock

      During October 1999, the Company entered into equity instrument contracts to purchase 2.8 million shares of its Common Stock. These contracts were settled during 2001 for $43.1 million. During 1999 and 2000, the Company’s Board of Directors authorized share repurchase programs aggregating $350 million. Under these programs, the Company repurchased $331.8 million of its Common Stock for treasury, of which $43.1 million and $99.2 million was purchased in 2001 and 2000, respectively. During June 2000, in a separate transaction authorized and undertaken outside the existing share repurchase program, the Company repurchased all of its Common Stock held by the former owners of Spear & Jackson for $44.2 million. The repurchase programs have been suspended indefinitely, as the Restructured Credit Agreement entered into on August 15, 2001 contains a restriction on the purchase of the Company’s Common Stock.

Note 11 — Commitments and Contingencies

Operating Leases

      The table below shows the Company’s future minimum lease payments due under non-cancelable leases as of September 30, 2002. Certain of these leases contain stated escalation clauses while others contain renewal options. These minimum lease payments (presented in millions) do not include facility leases that were accrued as restructuring costs (See Note 5).

2003	$9.2
2004	6.7
2005	5.1
2006	4.0
2007	2.4
Thereafter	2.1

Total (not reduced by minimum sublease rental income of $2.3 million)	$29.5

      Rent expense, including equipment rental, was approximately $11.7 million, $13.3 million and $15.9 million in 2002, 2001 and 2000, respectively.

Litigation

      The Company is subject to a wide range of environmental protection laws. Approximately 23 present and former operating sites, or portions thereof, currently or previously owned and/or leased by current or former operating units of the Company have remedial and investigatory activities underway. In addition, the Company has been named as a Potentially Responsible Party (“PRP”) at 11 “Superfund” sites pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 or comparable statutes.

U.S. INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      It is often difficult to estimate the future impact of environmental matters, including potential liabilities. The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. This practice is followed whether the claims are asserted or unasserted. Reserves for estimated losses from environmental remediation are, depending on the site, based primarily upon internal or third party environmental studies, and estimates as to the number, participation level and financial viability of any other PRP’s, the extent of contamination and the nature of required remedial actions. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present fair value. Recoveries of environmental remediation costs from other parties are recognized as assets when their receipt is deemed probable. Management expects that the amount reserved will be paid out over the periods of remediation for the applicable sites, which range up to 30 years, and that such reserves are adequate based on all current data. Each of the sites in question is at various stages of investigation or remediation; however, no information currently available reasonably suggests that projected expenditures associated with remedial action or compliance with environmental laws for any single site or for all sites in the aggregate, will have a material adverse affect on the Company’s financial condition, results of operations or cash flows.

      At September 30, 2002, the Company had accrued approximately $9.1 million ($0.6 million accrued as current liabilities and $8.5 million as non-current liabilities), including $4.5 million for discontinued operations, for various environmental liabilities of which the Company is aware. The Company believes that the range of liability for these matters could reach $15.2 million if it included cases where the likelihood of an unfavorable outcome is only reasonably possible.

      Zurn is a wholly-owned subsidiary of the Company which, along with many other companies, is a co-defendant in numerous asbestos related lawsuits pending in the United States. Plaintiffs’ claims against Zurn allege personal injuries allegedly caused by exposure to asbestos used primarily in industrial boilers formerly manufactured by a segment of Zurn that has been presented as a discontinued operation as of the date of the merger. Zurn did not manufacture asbestos or asbestos components but purchased it from other suppliers. As of September 30, 2002, the number of asbestos claims pending against Zurn was approximately 65,000.

      Since Zurn received its first asbestos claim in the 1980’s, Zurn has settled or otherwise disposed of approximately 48,000 asbestos claims. Zurn’s insurers have paid all settlement costs relating to these claims. Defense costs are currently being paid by Zurn’s insurers without eroding the coverage amounts of its insurance policies.

      Zurn estimates that its potential liability for asbestos claims pending against it and for claims estimated to be filed through 2012 is approximately $145 million. This estimate is based on its view of the current and anticipated number of future asbestos claims, the timing and amounts of asbestos payments, the status of ongoing litigation and the potential impact of defense strategies and settlement initiatives. However, there are inherent uncertainties involved in estimating both the number of future asbestos claims as well as future settlement costs, and the actual liability could exceed Zurn’s estimate due to changes in facts and circumstances after the date of the estimate. Zurn’s present estimate of its asbestos liability is predicated on the assumption that its recent vigorous defense strategy will enable it to reduce both its claim frequency and claim severity in the future. While Zurn believes there is evidence, in recent claims settlements, for such an impact of a successful defense strategy, if the defense strategy ultimately is not successful, to the extent assumed by Zurn, the severity and frequency of asbestos claims could increase substantially above Zurn’s estimates. Further, while there is presently no reasonable basis for estimating Zurn’s asbestos liability beyond 2012, such liability may continue beyond 2012, and such liability could be substantial.

U.S. INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Zurn’s analysis of its available insurance to cover its potential asbestos liability is between approximately $282 million to $350 million. The $68 million range involves a dispute with one of Zurn’s insurers regarding the availability of $68 million in insurance coverage under certain excess policies. Subject to completion of a definitive settlement agreement, the parties have preliminarily agreed to the terms of settlement of an action commenced by Zurn in the United States District Court of the Western District of Pennsylvania seeking, among other things, a declaration that the insurance coverage limits of certain excess policies provide $68 million in coverage. Under the terms of the proposed settlement, Zurn’s available insurance to cover its potential asbestos liability would be approximately $350 million.

      Zurn believes, based on its experience in defending and dismissing such claims and the amount of insurance coverage available, that it has sufficient insurance to cover the pending and reasonably estimable future claims. This conclusion was reached after considering Zurn’s experience in asbestos litigation, the insurance payments made to date by Zurn’s insurance carriers, existing insurance policies, the industry ratings of the insurers and the advice of insurance coverage counsel with respect to applicable insurance coverage law relating to the terms and conditions of those policies. After review of the foregoing with Zurn and its consultants, the Company believes that the resolution of Zurn’s pending and reasonably estimable asbestos claims will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

      The Company continues to guarantee the lease payments of the Ames True Temper master distribution center. The lease obligation will expire in 2015. The lease payments totaled $3.6 million for 2002, and increase by 2.25% each year thereafter. In connection with the sale of Ames True Temper in January 2002, the Company obtained a security interest and indemnification from Ames True Temper on the lease that would enable it to exercise remedies in the event of default.

Note 12 — Segment Information

      The Company currently operates in two reportable business segments — Bath & Plumbing and Rexair. Bath & Plumbing manufacturers whirlpools, spas, faucets, chinaware, bathtubs, shower enclosures, bath accessories, plumbing fittings and other behind the wall plumbing products. Bath & Plumbing’s products are primarily sold to the home improvement and home construction markets through mass merchandisers, hardware stores, home centers, distributors, wholesalers and other outlets. Rexair is a leading manufacturer of premium vacuum cleaner systems. Its RAINBOW® vacuum cleaners collect dirt particles by means of a water filtration and separator system. Rexair distributes its RAINBOW® vacuum cleaners and related accessories through an extensive network of independent authorized distributors and sub-distributors. Prior to March 2000, the Company also operated a wide range of businesses through its Diversified segment. These businesses manufactured automotive interiors, precision-engineered products for the automotive, jet aviation and electronics industries and various other consumer products.

      The financial information of the segments is regularly evaluated by the corporate operating executives in determining resource allocation and assessing performance and is periodically reviewed by the Company’s Board of Directors. The Company’s senior management evaluates the performance of each business segment based on its operating results and, other than general corporate expenses, allocates specific corporate overhead to each segment. Accounting policies for the segments are the same as those for the Company (see Note 2).

U.S. INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a summary of our significant accounts and balances by segment, reconciled to our consolidated totals.

	Bath &				Consolidated
	Plumbing	Rexair	Diversified(3)	Corporate	Total

	(In millions)
Net Sales
2002	$1,060.9	$98.6	$—	$—	$1,159.5
2001	1,093.8	13.3	—	—	1,107.1
2000	1,309.6	—	415.3	—	1,724.9
Total Operating Income (Loss)(1)
2002	$90.3	$28.5	$—	$(20.3)	$98.5
2001	(2.8)	3.0	—	(23.1)	(22.9)
2000	62.2	—	35.7	(14.1)	83.8
Capital Expenditures
2002	$14.3	$1.3	$—	$—	$15.6
2001	22.4	0.2	—	0.3	22.9
2000	20.4	—	12.7	—	33.1
Depreciation and Amortization
2002	$21.4	$3.1	$—	$2.5	$27.0
2001	34.4	0.4	—	3.1	37.9
2000	34.1	—	12.5	1.4	48.0
Assets(2)
2002	$1,023.1	$117.3	$—	$434.9	$1,575.3
2001	1,009.6	118.4	—	755.6	1,883.6

(1)	Operating income (loss) for the Bath & Plumbing segment includes restructuring, impairment and other non-recurring charges of $7.2 million, $105.0 million, and $79.7 million in fiscal 2002, 2001 and 2000, respectively (See Note 5).

(2)	Corporate assets include net assets held for sale of $103.8 million and $491.6 million for fiscal 2002 and 2001, respectively.

(3)	The Diversified segment includes the operations of Rexair.

      Aside from the operating income (loss) amounts noted above, the Company’s income from continuing operations includes interest income and expense, other income and expense items and income taxes, none of which are included in the Company’s measurement of segment operating profit. Corporate assets consist primarily of real property, net assets held for sale, escrow deposits, cash and cash equivalents and other investments.

      The Company’s operations are principally located in North America and Europe and to a lesser extent, in other regions of the world. The Company’s country of domicile is the United States. Export sales represented 7%, 4% and 9% of the Company’s total net sales for fiscal years 2002, 2001 and 2000, respectively. Principal international markets served include Europe, South America, Canada and Asia.

U.S. INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table presents summarized financial information by geographic area:

	2002	2001	2000

	(In millions)
Net Sales
United States	$848.6	$807.6	$1,266.6
Foreign	310.9	299.5	458.3

Total Net Sales	$1,159.5	$1,107.1	$1,724.9

Operating Income(Loss)(1)
United States	$63.2	$5.4	$56.9
Foreign	35.3	(28.3)	26.9

Total Operating Income	$98.5	$(22.9)	$83.8

Long-lived Assets
United States	$342.7	$357.3	$323.7
Foreign	111.6	103.6	169.2

Total long-lived assets	$454.3	$460.9	$492.9

(1)	Operating income for the year ended September 30, 2002 included restructuring charges of $7.2 million related to operations in the United States. The operating loss for the year ended September 30, 2001 included goodwill impairment charges of $100.2 million and other related costs of $4.8 million. Of these charges, $44.2 million and $60.8 million relate to operating income of the United States and foreign locations, respectively. Operating income for the year ended September 30, 2000 included goodwill impairment and restructuring charges of $60.2 million and other related costs of $19.5 million. Of these charges, $34.0 million and $45.7 million relate to operating income of the United States and foreign locations, respectively.

U.S. INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 — Quarterly Financial Data (Unaudited)

      Summarized quarterly financial information for the fiscal years ended September 30, 2002 and 2001 is as follows (in millions, except per share amounts):

	2002				2001

	Dec. 31	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30

Net sales	$254.4	$276.3	$319.0	$309.8	$251.8	$266.5	$308.1	$280.7
Gross profit	75.6	85.4	103.9	94.8	70.0	78.5	94.4	80.8
Income (loss) from continuing operations	(7.0)	3.0	7.0	30.8	(3.6)	(1.1)	(115.0)	(60.1)
Income (loss) before cumulative effect	(7.0)	3.0	22.0	23.6	(3.5)	0.6	(243.4)	(277.6)
Net income (loss)	(7.0)	3.0	22.0	23.6	(4.2)	0.6	(243.4)	(277.6)
Income (loss) per basic common share:
Continuing operations	$(0.10)	$0.04	$0.09	$0.41	$(0.05)	$(0.01)	$(1.57)	$(0.82)
Income (loss) before cumulative effect	(0.10)	0.04	0.29	0.32	(0.05)	0.01	(3.32)	(3.79)
Net Income (loss)	(0.10)	0.04	0.29	0.32	(0.06)	0.01	(3.32)	(3.79)
Income (loss) per diluted common share:
Continuing operations	$(0.10)	$0.04	$0.09	$0.41	$(0.05)	$(0.01)	$(1.57)	$(0.82)
Income (loss) before cumulative effect	(0.10)	0.04	0.29	0.32	(0.05)	0.01	(3.32)	(3.79)
Net Income (loss)	(0.10)	0.04	0.29	0.32	(0.06)	0.01	(3.32)	(3.79)

      The results for the quarter ended June 30, 2001 includes goodwill impairment charges of $100.2 million in continuing and $121.4 million in discontinued operations, as well as a $29.4 million write-down of the Strategic Notes. The results for the quarter ended September 30, 2001 includes a $15.7 million write-down of the Strategic Notes and a $17.4 million write-off of deferred transaction costs related to the original sale of Rexair in March 2000. Also recorded in discontinued operations in the quarter ending September 30, 2001 was the $232.6 million estimated loss on disposal of the operations discontinued in connection with the Disposal Plan. The results for the quarter ended June 30, 2002 includes income from discontinued operations of $15.0 million, as the Company decreased the estimated loss on disposal of its discontinued operations. The results for the quarter ended September 30, 2002 includes a net tax benefit of $27.0 million largely attributable to benefits realized from completion of certain asset sales and changes in the tax laws regarding the utilization of loss carrybacks as well as a charge to discontinued operations of $7.2 million as a result of reduced proceeds from the sale of discontinued operations.

Note 14 — Supplemental Joint Issuer and Guarantor Financial Information

      The following represents the supplemental consolidating condensed financial statements of U.S. Industries, Inc. (“USI”), USI Global and USIAH which are the jointly obligated issuers of the Company’s Senior Notes, and USI Atlantic, which is the guarantor of the Notes, and their subsidiaries which are not guarantors of the Notes, as of September 30, 2002 and September 30, 2001 and for each of the three years in the period ended September 30, 2002. Certain of the other subsidiaries have pledged their stock and assets as collateral for the Senior Notes. Separate consolidated financial statements of USI, USI Global, USI Atlantic and USIAH are not presented, as management has determined that they would

U.S. INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

not be material to investors. Refer to Note 6 with respect to certain security interests in favor of the holders of the Notes.

	For the Year Ended September 30, 2002

		USI	USI		Other
	USI	Global	Atlantic	USIAH	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$—	$—	$1,159.5	$—	$1,159.5
Operating costs and expenses:
Cost of products sold	—	—	—	—	799.8	—	799.8
Selling, general and administrative expenses	20.4	—	—	—	233.6	—	254.0
Impairment and restructuring charges	—	—	—	—	7.2	—	7.2

Operating income (loss)	(20.4)	—	—	—	118.9	—	98.5
Interest expense	(36.7)	(24.4)	—	—	(14.6)	—	(75.7)
Interest income	3.0	—	—	—	1.6	—	4.6
Intercompany interest income (expense), net	(29.5)	55.4	—	—	(25.9)	—	—
Management fee income (expense)	73.2	(61.6)	—	61.6	(73.2)	—	—
Equity in earnings (losses) of investees, net	9.9	52.8	53.2	11.3	—	(127.2)	—
Minority interest income (expense)	19.7	—	—	(19.7)	—	—	—
Other expense, net	9.8	—	—	—	(25.4)	—	(15.6)

Income (losses) before income taxes and discontinued operations	29.0	22.2	53.2	53.2	(18.6)	(127.2)	11.8
Benefit (provision) for income taxes	4.8	(10.9)	—	—	28.1	—	22.0

Income (loss) from continuing operations	33.8	11.3	53.2	53.2	9.5	(127.2)	33.8
Income (loss) from discontinued operations	7.8	8.4	8.4	8.4	7.8	(33.0)	7.8

Net income (loss)	$41.6	$19.7	$61.6	$61.6	$17.3	$(160.2)	$41.6

U.S. INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Year Ended September 30, 2001

		USI	USI		Other
	USI	Global	Atlantic	USIAH	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$—	$—	$1,107.1	$—	$1,107.1
Operating costs and expenses:
Cost of products sold	—	—	—	—	783.4	—	783.4
Selling, general and administrative expenses	22.1	—	—	—	224.3	—	246.4
Impairment and restructuring charges	—	—	—	—	100.2	—	100.2

Operating income (loss)	(22.1)	—	—	—	(0.8)	—	(22.9)
Interest expense	(43.3)	(40.7)	—	—	(4.8)	—	(88.8)
Interest income	23.3	—	—	—	1.9	—	25.2
Intercompany interest income (expense), net	(28.0)	61.4	—	—	(33.4)	—	—
Management fee income (expense)	72.3	(61.6)	—	61.6	(72.3)	—	—
Equity in earnings (losses) of investees, net	(25.1)	(78.3)	(3.5)	(126.7)	(1.4)	233.6	(1.4)
Minority interest income (expense)	(61.6)	—	—	61.6	—	—	—
Other expense, net	(74.4)	(0.4)	—	—	(22.4)	—	(97.2)

Income (losses) before income taxes, discontinued operations and cumulative effect of accounting change	(158.9)	(119.6)	(3.5)	(3.5)	(133.2)	233.6	(185.1)
Benefit (provision) for income taxes	(21.6)	(7.1)	—	—	34.0	—	5.3

Income (loss) from continuing operations	(180.5)	(126.7)	(3.5)	(3.5)	(99.2)	233.6	(179.8)
Income (loss) from discontinued operations	(344.1)	(239.8)	(239.8)	(239.8)	(344.1)	1,063.5	(344.1)
Cumulative effect of accounting change, net	—	—	—	—	(0.7)	—	(0.7)

Net income (loss)	$(524.6)	$(366.5)	$(243.3)	$(243.3)	$(444.0)	$1,297.1	$(524.6)

U.S. INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Year Ended September 30, 2000

		USI	USI		Other
	USI	Global	Atlantic	USIAH	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$—	$—	$1,724.9	$—	$1,724.9
Operating costs and expenses:
Cost of products sold	—	—	—	—	1,250.8	—	1,250.8
Selling, general and administrative expenses	16.3	(0.8)	—	—	314.6	—	330.1
Impairment and restructuring charges	—	—	—	—	60.2	—	60.2

Operating income (loss)	(16.3)	0.8	—	—	99.3	—	83.8
Interest expense	(40.0)	(40.3)	—	—	(5.0)	—	(85.3)
Interest income	13.1	—	—	—	3.6	—	16.7
Intercompany interest income (expense), net	9.6	51.1	—	—	(60.7)	—	—
Management fee income (expense)	25.1	(61.6)	—	61.6	(25.1)	—	—
Gain (loss) on sale of businesses	(2.8)	—	—	—	42.1	—	39.3
Equity in earnings (losses) of investees, net	23.0	67.0	63.2	12.9	3.1	(166.1)	3.1
Minority interest income (expense)	11.3	—	—	(11.3)	—	—	—
Other expense, net	—	—	—	—	(4.7)	—	(4.7)

Income (losses) before income taxes, discontinued operations and cumulative effect of accounting change	23.0	17.0	63.2	63.2	52.6	(166.1)	52.9
Benefit (provision) for income taxes	15.7	(4.1)	—	—	(25.8)	—	(14.2)

Income (loss) from continuing operations	38.7	12.9	63.2	63.2	26.8	(166.1)	38.7
Income (loss) from discontinued operations	(3.1)	(1.6)	(1.6)	(1.6)	(3.1)	7.9	(3.1)

Net income (loss)	$35.6	$11.3	$61.6	$61.6	$23.7	$(158.2)	$35.6

U.S. INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	At September 30, 2002

		USI	USI		Other
	USI	Global	Atlantic	USIAH	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$0.3	$—	$—	$—	$31.8	$—	$32.1
Restricted cash collateral accounts	98.2	44.7	—	—	—	—	142.9
Trade receivables, net	—	—	—	—	230.7	—	230.7
Inventories	—	—	—	—	183.0	—	183.0
Deferred income taxes	47.0	(12.4)	—	—	(3.6)	—	31.0
Net assets held for sale	—	—	—	—	103.8	—	103.8
Income tax receivable	37.2	—	—	—	—	—	37.2
Other current assets	5.8	0.2	—	—	18.6	—	24.6

Total current assets	188.5	32.5	—	—	564.3	—	785.3
Restricted cash collateral accounts	15.4	—	—	—	—	—	15.4
Property, plant and equipment, net	0.6	—	—	—	143.7	—	144.3
Pension assets	70.9	—	—	—	69.5	—	140.4
Insurance for asbestos claims	—	—	—	—	145.0	—	145.0
Other assets	5.8	2.0	—	—	27.1	—	34.9
Goodwill and other intangibles, net	—	—	—	—	310.0	—	310.0
Investments in subsidiaries	1,046.4	889.1	696.6	659.4	—	(3,291.5)	—
Intercompany receivable (payable), net	(573.1)	(8.2)	—	190.3	391.0	—	—

Total assets	$754.5	$915.4	$696.6	$849.7	$1,650.6	$(3,291.5)	$1,575.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$—	$—	$—	$15.3	$—	$15.3
Current maturities of long-term debt	198.0	54.5	—	—	23.4	—	275.9
Trade accounts payable	—	—	—	—	99.5	—	99.5
Accrued expenses and other current liabilities	32.2	3.9	—	—	95.6	—	131.7

Total current liabilities	230.2	58.4	—	—	233.8	—	522.4
Long-term debt	241.0	197.6	—	—	78.3	—	516.9
Minority interest	—	—	—	153.1	—	(153.1)	—
Deferred income taxes	5.2	—	—	—	12.7	—	17.9
Asbestos claims	—	—	—	—	145.0	—	145.0
Other liabilities	40.4	—	—	—	95.0	—	135.4

Total liabilities	516.8	256.0	—	153.1	564.8	(153.1)	1,337.6
Stockholders’ equity	237.7	659.4	696.6	696.6	1,085.8	(3,138.4)	237.7

Total liabilities and stockholders’ equity	$754.5	$915.4	$696.6	$849.7	$1,650.6	$(3,291.5)	$1,575.3

U.S. INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	At September 30, 2001

		USI	USI		Other
	USI	Global	Atlantic	USIAH	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$(0.3)	$—	$—	$—	$65.5	$—	$65.2
Restricted cash collateral accounts	—	—	—	—	—	—	—
Trade receivables, net	—	—	—	—	228.8	—	228.8
Inventories	—	—	—	—	191.0	—	191.0
Deferred income taxes	22.2	(12.4)	—	—	(3.6)	—	6.2
Net assets held for sale	—	—	—	—	491.6	—	491.6
Income tax receivable	6.8	—	—	—	—	—	6.8
Other current assets	118.7	—	—	—	18.7	—	137.4

Total current assets	147.4	(12.4)	—	—	992.0	—	1,127.0
Restricted cash collateral accounts	4.4	—	—	—	—	—	4.4
Property, plant and equipment, net	0.6	—	—	—	157.9	—	158.5
Pension assets	7.2	—	—	—	144.9	—	152.1
Insurance for asbestos claims	—	—	—	—	107.0	—	107.0
Other assets	4.8	0.2	—	—	27.2	—	32.2
Goodwill and other intangibles, net	—	—	—	—	302.4	—	302.4
Investments in subsidiaries	1,168.9	687.6	647.7	652.4	—	(3,156.6)	—
Intercompany receivable (payable), net	(592.3)	524.3	—	128.7	(60.7)	—	—

Total assets	$741.0	$1,199.7	$647.7	$781.1	$1,670.7	$(3,156.6)	$1,883.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$—	$—	$—	$12.0	$—	$12.0
Current maturities of long-term debt	189.1	236.3	—	—	11.1	—	436.5
Trade accounts payable	0.7	—	—	—	100.6	—	101.3
Accrued expenses and other current liabilities	18.5	5.5	—	—	99.5	—	123.5

Total current liabilities	208.3	241.8	—	—	223.2	—	673.3
Long-term debt	307.3	305.5	—	—	165.5	—	778.3
Minority interest	—	—	—	133.4	—	(133.4)	—
Deferred income taxes	(0.9)	—	—	—	13.4	—	12.5
Asbestos claims	—	—	—	—	107.0	—	107.0
Other liabilities	26.7	—	—	—	86.2	—	112.9

Total liabilities	541.4	547.3	—	133.4	595.3	(133.4)	1,684.0
Stockholders’ equity	199.6	652.4	647.7	647.7	1,075.4	(3,023.2)	199.6

Total liabilities and stockholders’ equity	$741.0	$1,199.7	$647.7	$781.1	$1,670.7	$(3,156.6)	$1,883.6

U.S. INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Year Ended September 30, 2002

		USI	USI		Other
	USI	Global	Atlantic	USIAH	Subsidiaries	Eliminations	Consolidated

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(62.7)	$16.7	$—	$—	$106.5	$—	$60.5
INVESTING ACTIVITIES:
Proceeds from sale of businesses	—	—	—	—	388.2	—	388.2
Proceeds from sale of Strategic Notes	105.9	—	—	—	—	—	105.9
Purchases of property, plant and equipment	—	—	—	—	(15.6)	—	(15.6)
Proceeds from sale of property, plant and equipment	—	—	—	—	1.5	—	1.5
Proceeds from sale of excess real estate	—	—	—	—	0.5	—	0.5
Net transfers with subsidiaries	123.0	442.8	—	—	(636.1)	70.3	—
Other investing activities, net	—	—	—	—	1.3	—	1.3

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	228.9	442.8	—	—	(260.2)	70.3	481.8
FINANCING ACTIVITIES:
Proceeds from long-term debt	67.2	—	—	—	5.3	—	72.5
Repayment of long-term debt	(125.0)	(290.0)	—	—	(83.3)	—	(498.3)
Escrow deposits	(108.3)	(44.4)	—	—	—	—	(152.7)
Proceeds from notes payable, net	—	—	—	—	2.6	—	2.6
Net transfers with parent	—	(123.0)	—	—	193.3	(70.3)	—

NET CASH USED IN FINANCING ACTIVITIES	(166.1)	(457.4)	—	—	117.9	(70.3)	(575.9)
Effect of exchange rate changes on cash and cash equivalents	0.5	(2.1)	—	—	2.1	—	0.5

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	0.6	—	—	—	(33.7)	—	(33.1)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	(0.3)	—	—	—	65.5	—	65.2

CASH AND CASH EQUIVALENTS AT END OF YEAR	$0.3	$—	$—	$—	$31.8	$—	$32.1

U.S. INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Year Ended September 30, 2001

		USI	USI		Other
	USI	Global	Atlantic	USIAH	Subsidiaries	Eliminations	Consolidated

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(23.1)	$13.4	$—	$—	$106.2	$—	$96.5
INVESTING ACTIVITIES:
Proceeds from sale of businesses	—	—	—	—	7.5	—	7.5
Purchases of property, plant and equipment	(0.3)	—	—	—	(22.6)	—	(22.9)
Proceeds from sale of property, plant and equipment	—	—	—	—	5.5	—	5.5
Proceeds from sale of excess real estate	—	—	—	—	3.2	—	3.2
Net transfers with subsidiaries	45.8	22.0	—	—	(138.1)	70.3	—
Other investing activities, net	—	—	—	—	(0.7)	—	(0.7)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	45.5	22.0	—	—	(145.2)	70.3	(7.4)
FINANCING ACTIVITIES:
Proceeds from long-term debt	1,297.2	238.0	—	—	9.4	—	1,544.6
Repayment of long-term debt	(1,265.3)	(233.9)	—	—	(15.7)	—	(1,514.9)
Escrow deposits	(4.4)	—	—	—	—	—	(4.4)
Repayment of notes payable, net	—	—	—	—	(13.4)	—	(13.4)
Payment of dividends	(7.7)	—	—	—	—	—	(7.7)
Proceeds from exercise of stock options	0.3	—	—	—	—	—	0.3
Purchase of treasury stock	(43.1)	—	—	—	—	—	(43.1)
Other financing activities, net	—	—	—	—	(0.9)	—	(0.9)
Net transfers with parent	—	(45.8)	—	—	116.1	(70.3)	—

NET CASH USED IN FINANCING ACTIVITIES	(23.0)	(41.7)	—	—	95.5	(70.3)	(39.5)
Effect of exchange rate changes on cash and cash equivalents	0.2	6.3	—	—	(15.6)	—	(9.1)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(0.4)	—	—	—	40.9	—	40.5
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	0.1	—	—	—	24.6	—	24.7

CASH AND CASH EQUIVALENTS AT END OF YEAR	$(0.3)	$—	$—	$—	$65.5	$—	$65.2

U.S. INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Year Ended September 30, 2000

		USI	USI		Other
	USI	Global	Atlantic	USIAH	Subsidiaries	Eliminations	Consolidated

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$26.0	$(45.1)	$—	$—	$(16.4)	$—	$(35.5)
INVESTING ACTIVITIES:
Proceeds from sale of businesses	—	—	—	—	402.2	—	402.2
Proceeds from sale of Strategic Notes	24.3	—	—	—	—	—	24.3
Acquisition of companies, net of cash acquired	—	—	—	—	(78.4)	—	(78.4)
Purchases of property, plant and equipment	—	(0.1)	—	—	(33.0)	—	(33.1)
Proceeds from sale of property, plant and equipment	—	—	—	—	1.2	—	1.2
Proceeds from sale of excess real estate	—	—	—	—	5.5	—	5.5
Net transfers with subsidiaries	115.2	280.6	—	—	(466.1)	70.3	—
Other investing activities, net	—	—	—	—	0.3	—	0.3

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	139.5	280.5	—	—	(168.3)	70.3	322.0
FINANCING ACTIVITIES:
Proceeds from long-term debt	3,121.9	0.3	—	—	5.5	—	3,127.7
Repayment of long-term debt	(3,131.2)	(120.5)	—	—	(33.2)	—	(3,284.9)
Proceeds from notes payable, net	—	—	—	—	5.5	—	5.5
Payment of dividends	(16.8)	—	—	—	—	—	(16.8)
Proceeds from exercise of stock options	4.4	—	—	—	—	—	4.4
Purchase of treasury stock	(143.4)	—	—	—	—	—	(143.4)
Net transfers with parent	—	(115.2)	—	—	185.5	(70.3)	—

NET CASH USED IN FINANCING ACTIVITIES	(165.1)	(235.4)	—	—	163.3	(70.3)	(307.5)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	(12.0)	—	(12.0)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	0.4	—	—	—	(33.4)	—	(33.0)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	(0.3)	—	—	—	58.0	—	57.7

CASH AND CASH EQUIVALENTS AT END OF YEAR	$0.1	$—	$—	$—	$24.6	$—	$24.7

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Information concerning our executive officers is set forth in Item 1 of this Annual Report on Form 10-K under the caption “Executive Officers.”

      Information with respect to our directors is incorporated herein by reference to the information “Election of Directors” in the Company’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 2003 Annual Meeting of Stockholders to be held on February 20, 2003 (the “Proxy Statement”).

      Information required by Item 405 of Regulation S-K is incorporated herein by reference to “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement for our 2003 Annual Meeting of Stockholders.

Item 11.     Executive Compensation

      Information with respect to executive compensation is incorporated herein by reference to the information under the caption “Executive Officer Compensation” in the Proxy Statement for the Company’s 2003 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the information under the caption “Ownership of Common Stock” in the Proxy Statement for the Company’s 2003 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions

      None.

Item 14.	Controls and Procedures

      Within 90 days prior to the date of this report, the Company, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. The Company’s management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature can provide only reasonable assurance regarding management’s control objectives. There have been no significant changes in the Company’s internal controls or other factors that could significantly affect internal controls subsequent to the date of their evaluation.

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K [Not updated]

      (a) The following documents are filed as a part of this report:

1. The financial statements listed in Item 8.

2.	The financial statement schedule consists of the following:

II. Valuation and Qualifying Accounts

3. The exhibits listed in the “Index to Exhibits.”

      (b) Reports on Form 8-K. The following reports on Form 8-K were filed during the fiscal quarter ended September 28, 2002:

1. A Current Report on Form 8-K was filed on August 13, 2002, responsive to Item 9 of such Form regarding the execution of Statements under Oath by the Company’s Chairman and Chief Executive Officer and Senior Vice President and Chief Financial Officer.

2. An Amendment to Current Report on Form 8-K was filed on August 13, 2002 responsive to Item 9 of such Form regarding the execution of Statements under Oath by the Company’s Chairman and Chief Executive Officer and Senior Vice President and Chief Financial Officer.

3. A Current Report on Form 8-K was filed on September 9, 2002, responsive to Item 5 regarding the commencement of an exchange offer involving the Company’s 7 1/8% Senior Notes due 2003.

      (c) Exhibits

INDEX TO EXHIBITS

Sequentially
Exhibit			Numbered
Number		Exhibit	Page

3	.1(a)	Form of Amended and Restated Certificate of Incorporation (filed as part of the Company’s Registration Statement No. 333-47101 on Form S-4 (the “1998 S-4”), as Appendix B-1 to the Joint Proxy Statement/Prospectus (the “Merger Proxy”) included therein)*
3	.1(b)	Form of Certificate of Designations of Series A Junior Preferred Stock (filed as Exhibit (c) within the Rights Agreement filed as Exhibit (4) to the Company’s Report on Form 8-K filed October 16, 1998)*
3.2		Amended and Restated By-laws of the Company (filed as Exhibit 3(ii) to the Form 10-Q filed Feb 16, 1999)*
4.1		Specimen form of certificate representing shares of Common Stock of USI (filed as Exhibit 4.1 to the Form 10 filed April 20, 1995 (the “Form 10”))*
4	.2(a)	Indenture, dated as of December 12, 1996 (the “1996 Indenture”), among USI American Holdings, Inc. (“USIAH”), USI Atlantic (then known as U.S. Industries, Inc.) and PNC Bank National Association, as Trustee (“PNC”) (filed as Exhibit 4.1 to the Company’s Registration Statement No. 333-2083 on Form S-4 (the “1997 S-4”))*
4	.2(b)	First Supplemental Indenture to the 1996 Indenture, dated as of June 11, 1998, among USI, USIAH, USI Atlantic and PNC (filed as Exhibit 4.3 to the Form 10K filed December 15, 1998 (the “1998 10-K”))*
4	.2(c)	Second Supplemental Indenture to the 1996 Indenture, dated as of April 30, 1999, among the Company, USI Global Corp., USI American Holding, Inc., USI Atlantic Corp. and The Chase Manhattan Bank as successor Trustee (filed as Exhibit 4.1 (b) to the Form 10-Q filed May 18, 1999)*
4	.2(d)	Third Supplemental Indenture to the 1996 Indenture, dated as of March 27, 2001, by and among U.S. Industries, Inc., USI American Holdings, Inc., USI Global Corp., USI Atlantic Corp. and The Chase Manhattan Bank (filed as Exhibit 4.2 to the Form 10-Q filed May 15, 2001)*
4	.2(e)	Fourth Supplemental Indenture to the 1996 Indenture, dated as of November 25, 2002, by and among USI, USI American Holdings, Inc., USI Global Corp., as issuers, USI Atlantic Corp., as Guarantor and Wells Fargo Bank Minnesota, N.A., as Trustee
4	.3(a)	Indenture, dated as of October 27, 1998 (the “1998 Indenture”), among USI, USIAH, USI Atlantic and the First National Bank of Chicago, as Trustee (filed as Exhibit 4.4 to the 1998 10-K)*
4	.3(b)	First Supplemental Indenture to the 1998 Indenture, dated as of April 30, 1999, by and among the Company, USI Global Corp., USI American Holdings, Inc., USI Atlantic Corp. and The First National Bank of Chicago (filed as Exhibit 4.1(a) to the Form 10-Q filed May 18, 1999)*
4	.3(c)	Second Supplemental Indenture to the 1998 Indenture, dated as of March 27, 2001, by and among U.S. Industries, Inc., USI American Holdings, Inc., USI Global Corp., USI Atlantic Corp. and Bank One Trust Company, N.A., as successor Trustee (filed as Exhibit 4.1 to the Form 10-Q filed May 15, 2001)*
4	.3(d)	Third Supplemental Indenture to the 1998 Indenture dated as of November 8, 2002 among USI, USI American Holdings, Inc., USI Global Corp., as issuers, USI Atlantic Corp., as Guarantor, and Bank One Trust Company, N.A., as Trustee (filed as Exhibit 4.1 to the Company’s Report on Form 8-K filed on November 8, 2002)*
10.1		Subscription Agreement, dated May 31, 1995, between Hanson PLC and USI Atlantic (filed as Exhibit 10.10 to the 1995 10-K)*

Sequentially
Exhibit		Numbered
Number	Exhibit	Page

10.2	Tax Sharing and Indemnification Agreement, dated May 30, 1995, among HM Anglo-American Ltd., HM Holdings, Inc., Endicott Johnson Corporation, Kidde Industries, Inc., HMB Holdings Inc., Kaiser Cement Corporation, Spartus Corporation, USI Atlantic and USIAH (Filed as Exhibit 10.14 to the 1995 10-K)*
10.3	Tax Sharing and Indemnification Agreement, dated May 30, 1995, among HM Anglo-American Ltd., Quantum Chemical Corporation, Endicott Johnson Corporation, Spartus Corporation, USI Atlantic and USIAH (Filed as Exhibit 10.15 to the 1995 10-K)*
10.4	Amended and Restated Securities Purchase Agreement, dated as of March 24, 2000, by and among U.S. Industries, Inc., JUSI Holdings, Inc., Strategic Industries, LLC and Automotive Interior Products LLC (filed as Exhibit 10.1 to the Company’s Report on Form 8-K filed April 10, 2000)*
10.5	Indemnification Agreement, dated as of March 24, 2000, by and among Strategic Industries, LLC, U.S. Industries, Inc. and JUSI Holdings, Inc. (filed as Exhibit 10.2 to the Company’s Report on Form 8-K filed April 10, 2000)*
10.6	Amended and Restated Subscription Agreement, dated as of March 24, 2000, by and among U.S. Industries, Inc., JUSI Holdings, Inc., Strategic Industries, LLC, Strategic Industries, Inc. and Automotive Interior Products LLC (filed as Exhibit 10.3 to the Company’s Report on Form 8-K filed April 10, 2000)*
10.7	Rexair Indemnification Agreement, dated as of March 24, 2000, by and among U.S. Industries, Inc., JUSI Holdings, Inc., Strategic Industries, LLC and Strategic Industries, Inc. (filed as Exhibit 10.4 to the Company’s Report on Form 8-K filed April 10, 2000)*
10.8	Amendment and Waiver dated as of February 16, 2001, by and among U.S. Industries, Inc., USI Global Corp., USI American Holdings, Inc., USI Atlantic Corp., Bank of America Securities, LLC, Bank of America Securities, LLC, Bank of America, N.A. and the several banks, financial institutions and other institutional lenders named therein (filed as Exhibit 10.1 to the Company’s Report on Form 10-Q filed May 15, 2001)*
10.9	Amendment dated as of February 16, 2001, by and among U.S. Industries, Inc., USI Global Corp., USI American Holdings, Inc., USI Atlantic Corp. and Bank of America, N.A. (filed as Exhibit 10.2 to the Company’s Report on Form 10-Q filed May 15, 2001)*
10.10	Waiver dated as of February 16, 2001, by and among U.S. Industries, Inc., USI Global Corp., USI American Holdings, Inc., USI Atlantic Corp. and Bank of America, N.A. (filed as Exhibit 10.3 to the Company’s Report on Form 10-Q filed May 15, 2001)*
10.11	Forbearance and Waiver Agreement, dated as of March 21, 2001, by and among U.S. Industries, Inc., USI Global Corp., the Secured Creditors (as defined therein), Rexair, Inc., and Strategic Industries, Inc. (filed as Exhibit 10.4 to the Company’s Report on Form 10-Q filed May 15, 2001)*

Sequentially
Exhibit			Numbered
Number		Exhibit	Page

10.12		Stock Purchase Agreement dated as of March 26, 2001, by and among JUSI Holdings, Inc., USI Global Corp., Strategic Industries, LLC (“SILLC”), Rexair Holdings, Inc. (f/k/a Strategic Industries, Inc. and prior thereto as Rexair Holdings, Inc.), Rexair, Inc., Strategic Finance Company, SILLC Holdings, LLC, Atech Turbine Components, Inc., Bearing Inspection Holdings, Inc., Biltbest Products, Inc., Carisbrook Industries, Inc., EJ Footwear LLC, Garden State Tanning, Inc., Huron, Inc., Leon Plastics, Inc., SCF Industries, Inc., Citicorp Mezzanine III, L.P. and Court Square Capital LTD (filed as Exhibit 10.5 to the Company’s Report on Form 10-Q filed May 15, 2001)*
10.13		Amendment, Restatement, General Provisions and Intercreditor Agreement dated as of August 15, 2001 by and among U.S. Industries, Inc., USI Global Corp., USI American Holdings, Inc., USI Atlantic Corp., Rexair Holdings, Inc., Wilmington Trust Company, the Individual named as the Individual Trustee, Bank of America, N.A. and the several banks, financial institutions and other institutional lenders named therein (filed as Exhibit 10.2 to the Company’s Report on Form 10-Q filed August 17, 2001)*
10	.13(a)	Amended and Restated Amendment, Restatement, General Provisions and Intercreditor Agreement dated as of September 23, 2002, among U.S. Industries, Inc., USI Global Corp., USI American Holdings, Inc., USI Atlantic Corp., Rexair Holdings, Inc., Rexair, Inc., and the other Subsidiaries of USI party thereto, Wilmington Trust Company, the individual named as the Individual Trustee, Bank of America, N.A. and the various bank and other lender parties thereto (filed as Exhibit 10.1 to the Company’s Report on Form 8-K filed on October 22, 2002)*
10	.13(b)	Waiver, dated as of October 30, 2002 to the Amendment, Restatement, General Provisions and Intercreditor Agreement dated as of August 15, 2002 and amended and restated as of September 23, 2002, among U.S. Industries, Inc., USI Global Corp., USI American Holdings, Inc., USI Atlantic Corp., Rexair Holdings, Inc., Rexair, Inc., and the other Subsidiaries of USI party thereto, Wilmington Trust Company, the individual named as the Individual Trustee, Bank of America, N.A., and the various bank and other lender parties thereto
10	.13(c)	Amendment and Consent, dated as of October 30, 2002, to the Amendment, Restatement, General Provisions and Intercreditor Agreement dated as of August 15, 2002 and amended and restated as of September 23, 2002, among U.S. Industries, Inc., USI Global Corp., USI American Holdings, Inc., USI Atlantic Corp., Rexair Holdings, Inc., Rexair, Inc., and the other Subsidiaries of USI party thereto, Wilmington Trust Company, the individual named as the Individual Trustee, Bank of America, N.A. and the various bank and other lender parties thereto
10	.14(a)	Collateral Trust Agreement, dated as of April 30, 2001, by and among U.S. Industries, Inc., USI Global Corp., USI American Holdings, Inc., USI Atlantic Corp., Wilmington Trust Company and the Individual named as the Individual Trustee (filed as Exhibit 10.6 to the Company’s Report on Form 10-Q filed May 15, 2001)*
10	.14(b)	Amended and Restated Collateral Trust Agreement, dated as of August 15, 2001, by and among U.S. Industries, Inc., USI Global Corp., USI American Holdings, Inc., USI Atlantic Corp., Wilmington Trust Company and the Individual named as the Individual Trustee (filed as Exhibit 10.3 to the Company’s Report on Form 10-Q filed August 17, 2001)*
10	.14(c)	Pledge and Security Agreement, dated as of April 30, 2001, by and among U.S. Industries, Inc., USI Global Corp., USI American Holdings, Inc., USI Atlantic Corp., Wilmington Trust Company and the Individual named as the Individual Trustee (filed as Exhibit 10.7 to the Company’s Report on Form 10-Q filed May 15, 2001)*

Sequentially
Exhibit			Numbered
Number		Exhibit	Page

10	.14(d)	Amended and Restated Pledge and Security Agreement, dated as of August 15, 2001, by and among U.S. Industries, Inc., USI Global Corp., USI American Holdings, Inc., USI Atlantic Corp., Wilmington Trust Company and the Individual named as the Individual Trustee (filed as Exhibit 10.4 to the Company’s Report on Form 10-Q filed August 17, 2001)*
10	.14(e)	Security Agreement Supplement to the Amended and Restated Collateral Trust Agreement and Amended and Restated Pledge and Security Agreement, all dated as of August 15, 2001 (filed as Exhibit 10.5 to the Company’s Report on Form 10-Q filed August 17, 2001)*
10.15		Form of Non-shared Guaranty dated as of August 15, 2001 from the Guarantors referred to therein, in favor of the Secured Parties referred to therein (filed as Exhibit 10.6 to the Company’s Report on Form 10-Q filed August 17, 2001)*
10	.16(a)	Employment Agreement dated February 22, 1995 between the Company and David H. Clarke (filed as Exhibit 10.9 to the Form 10)*
10	.16(b)	First Amendment, dated June 12, 1995, to the Employment Agreement dated February 22, 1995 between the Company and David H. Clarke (filed as Exhibit 10.19(b) to the 1995 10- K)*
10	.17(a)	Restated Employment Agreement dated June 17, 1998 between the Company and Dorothy E. Sander (filed as Exhibit 10.8 to the 1998 10-K)*
10	.17(b)	Amendment dated September 1, 1999 to the Employment Agreement between the Company and Dorothy E. Sander
10	.18(a)	Employment Agreement by and between the Company and Allan D. Weingarten, dated as of January 23, 2001 (filed as Exhibit 10.8 to the Company’s 10-Q filed May 15, 2001)*
10	.18(b)	Amendment dated June 5, 2002 to the Employment Agreement between the Company and Allan D. Weingarten
10	.19(a)	Employment Agreement by and between the Company and Francisco V Punal, dated as of December 15, 2000 (filed as Exhibit 10.9 to the Company’s 10-Q filed May 15, 2001)*
10	.19(b)	Amendment dated May 1, 2001 to the Employment Agreement between the Company and Francisco V. Puñal
10.20		Letter Agreement dated July 23, 2001 by and between the Company and James O’Leary amending the Restated Employment Agreement dated September 1, 1999 (filed as Exhibit 10.1 to the Form 10-Q filed August 17, 2001)*
10.21		Amended U.S. Industries, Inc. Stock Option Plan, as restated June 11, 1998 (filed as Exhibit 10.9 to the 1998 10-K)*
10.22		U.S. Industries, Inc. Supplemental Retirement Plan (filed as Exhibit 10.14 to the Form 10)*
10.23		U. S. Industries, Inc. Restricted Stock Plan, as restated June 11, 1998 (filed as Exhibit 10.11 to the 1998 10-K)*
10.24		U.S. Industries, Inc. Long-Term Incentive Plan (filed as Exhibit 10.15 to the Form 10)*
10.25		Credit Agreement, dated December 12, 1996, as amended through June 11, 1998 (the “Credit Agreement”), among USIAH, USI Atlantic, USI and Bank of America National Trust and Savings Association, as Agent, and BA Securities, Inc., as Arranger (filed as Exhibit 10.2 to the Report on Form 8-K filed on June 12, 1998)*

Sequentially
Exhibit			Numbered
Number		Exhibit	Page

10.26		First Amendment and Consent, dated as of April 22, 1999, among the Company, USI American Holdings, Inc., USI Atlantic Corp., USI Global Corp., Various Banks named therein, Bank of America National Trust and Savings Association, as Issuing Bank, Swingline Bank and Agent, and BA Securities, Inc. as Arranger (filed as Exhibit 10.1 to the Form 10-Q filed May 18, 1999)*
10.27		Agreement and Plan of Merger, dated February 16, 1998, among USI, USI Atlantic, Zurn Industries, Inc. and certain other parties named therein (included as Appendix A-1 to the Merger Proxy)*
10.28		Rights Agreement dated as of October 15, 1998 between the Company and the Chase Manhattan Bank, as Rights Agent (filed as Exhibit (4) to the Company’s Report on Form 8-K filed October 16, 1998)*
10.29		Employment Agreement, dated January 2, 2001 between the Company and Alan Schutzman (filed as Exhibit 10.31 to the 2001 10-K)*
10.30		First Amendment, dated September 11, 2001 to the Employment Agreement dated January 2, 2001 between the Company and Alan Schutzman (filed as Exhibit 10.32 to the 2001 10-K)*
10.31		Stock and Asset Purchase Agreement dated as of December 21, 2001, by and among JUSI Holdings, Inc., Spear & Jackson Plc, USI Global Corp., USI Canda Inc., U.S. Industries, Inc. and ATT Acquisition Co. (filed as Exhibit 10.33 to the 2001 10-K)*
10	.32(a)	Employment Agreement, March 31, 2000, of Steven C. Barre (filed as Exhibit 10.12(a) to the 2000 10-K)*
10	.32(b)	Letter Agreement, dated November 3,2000 between the Company and Steven C. Barre (filed as Exhibit 10.12(b) to the 2000 10-K)*
10	.32(c)	First Amendment, dated September 11, 2001, to the Employment Agreement dated March 31, 2001 between the Company and Steven C. Barre (filed as Exhibit 10.34(c) to the 2001 10-K)*
10.33		Waiver and Consent dated as of January 7, 2002, by and among U.S. Industries, Inc., USI Global Corp., USI American Holdings, Inc., USI Atlantic Corp., Rexair Holdings, Inc., and other subsidiaries of USI party thereto, Wilmington Trust Company, the Individual named as the Individual Trustee, bank of America, N.A., and the several banks, financial institutions and other institutional lenders named therein (filed as Exhibit 10.35 to the 2001 10-K)*
10.34		Waiver and Consent dated as of December 21, 2001, by and among U.S. Industries, Inc., USI Global Corp., USI American Holdings, Inc., USI Atlantic Corp., Rexair Holdings, Inc., and other subsidiaries of USI party thereto Wilmington Trust Company, the Individual named as the Individual Trustee, Bank of America, N.A., and the several banks, financial institutions and other institutional lenders named therein (filed as Exhibit 10.36 to the 2001 10-K)*
10.35		Amendment No. 1 to the Stock and Asset Purchase Agreement dated as of January 14, 2002 among JUSI Holdings, Inc., Spear & Jackson plc, USI Global Corp., USI Canada Inc., U.S. Industries, Inc. and ATT Acquisition Co (filed as Exhibit 2.2 of the Company’s Report on Form 8-K filed on January 18, 2002)*
10.36		Securities Purchase Agreement dated as of January 15, 2002 among U.S. Industries, Inc., JUSI Holdings, Inc., USI Global Corp., Strategic Industries, Inc., Strategic Finance Company, as agent, Strategic Finance, LLC, as agent, and other parties listed on the signature pages thereto (filed as Exhibit 2.3 of the Company’s Report on Form 8-K filed on January 18, 2002)*
10.37		Securities Purchase Agreement dated as of January 15, 2002 among U.S. Industries, Inc., Strategic Membership Company and Citicorp Venture Capital Equity Partners, L.P. (filed as Exhibit 2.4 of the Company’s Report on Form 8-K filed on January 18, 2002)*

Sequentially
Exhibit			Numbered
Number		Exhibit	Page

10.38		Stock and Asset Purchase Agreement dated as of March 19, 2002 among U.S. Industries, Inc., JUSI Holdings, Inc., USI Canada Inc. and Hubbell Incorporated (filed as Exhibit 2.1 of the Company’s Report on Form 8-K filed on May 10, 2002)*
10.39		Amendment No. 1 to Stock and Asset Purchase Agreement dated as of April 26, 2002 among JUSI Holdings, Inc. and Hubbell Incorporated (filed as Exhibit 2.2 of the Company’s Report on Form 8-K filed on May 10, 2002)*
10.40		Escrow Agreement dated as of April 26, 2002 among U.S. Industries, Inc., JUSI Holdings, Inc. and Hubbell Incorporated (filed as Exhibit 2.3 of the Company’s Report on Form 8-K filed on May 10, 2002)*
10.41		Tax Sharing and Indemnification Agreement effective as of March 19, 2002 among U.S. Industries, Inc., JUSI Holdings Inc., USI Canada Inc. and Hubbell Incorporated (filed as Exhibit 2.4 of the Company’s Report on Form 8-K filed on May 10, 2002)*
10.42		Termination Agreement and General Release dated May 10, 2002 by and between the Company and James O’Leary (filed as Exhibit 10.1 to the Company’s 10-Q filed August 13, 2002)*
10.43		Amendment dated June 5, 2002 to the employment agreement dated as of January 23, 2001 by and between U.S. Industries Inc. and Allan D. Weingarten (filed as Exhibit 10.2 to the Company’s 10-Q filed August 13, 2002)*
10.44		Amendment No. 1 dated as of June 30, 2002, to the Amendment, Restatement, General Provisions and Intercreditor Agreement dated as of August 15, 2001 by and among U.S. Industries Inc., USI Global Corp., USI American Holdings, Inc., USI Atlantic Corp., Rexair Holdings, Inc., and other subsidiaries of USI party thereto as Loan Parties, Wilmington Trust Company, the Individual named as Individual Trustee, Bank of America, N.A. and the several banks, financial institutions and other institutional lenders named therein (filed as Exhibit 10.3 to the Company’s 10-Q filed August 13, 2002)*
10.45		Stock and Asset Purchase Agreement dated as of May 17, 2002 by and among U.S. Industries, Inc., Eljer Plumbingware, Inc., Selkirk, Inc., Selkirk Canada U.S.A., Inc., Selkirk Canada, Inc., Selkirk Acquisition Partners, L.P. and Tinicum Capital Partners, L.P. (filed as Exhibit 10.4 to the Company’s 10-Q filed August 13, 2002)*
10	.46(a)	Share Purchase Agreement dated as of August 2, 2002 among JUSI Holdings, Inc., U.S. Industries, Inc. and SiTeco Beteiligungs GmbH & Co KG (filed as Exhibit 2.1 to the Company’s Report on Form 8-K filed on October 24, 2002)*
10	.46(b)	Amendment Agreement dated as of August 2, 2002 among JUSI Holdings, Inc., U.S. Industries, Inc. and SiTeco Beteiligungs GmbH & Co KG (filed as Exhibit 2.2 to the Company’s Report on Form 8-K filed on October 24, 2002)*
10	.47(a)	Stock Purchase Agreement dated as of August 23, 2002 among USI Mayfair Limited and MegaPro Tools, Inc. and S and J Acquisition Corp.
10	.47(b)	Stockholders Agreement dated as of September 6, 2002 among MegaPro Tools, Inc. and the stockholders party thereto
10.48		Standstill Agreement dated as of December 5, 2002 between U.S. Industries, Inc. and Southeastern Asset Management, Inc.
21.1		Subsidiaries of U.S. Industries, Inc.
23.1		Consent of Ernst & Young LLP

Sequentially
Exhibit		Numbered
Number	Exhibit	Page

25.1	Separate Company Financial Statements.
As described elsewhere herein, the Company has pledged the shares of its domestic subsidiaries and 65% of the shares of certain of its foreign subsidiaries to the lenders under its Restructured Facilities. As a result of these pledges, the Company’s Senior Notes became equally and ratably secured with respect to the subsidiaries of the Company that are subject to the covenant restrictions under the Senior Notes. The Company’s legal structure utilizes subsidiary holding companies at various levels to hold the shares of its operating subsidiaries. The financial statements of four of the Company’s subsidiary holding companies are presented separately, as each entity constitutes a “substantial portion” of the collateral (within the meaning of Rule 3.16 of the Securities and Exchange Commission) for the Company’s 7.125% and 7.25% Senior Notes. Accordingly, the financial statements of USI Atlantic Corp., USI American Holdings, Inc., USI Global Corporation and JUSI Holdings, Inc. are included herein.

*	Incorporated by reference

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 24th day of December, 2002.

U.S. INDUSTRIES, INC.

By:	/s/ DAVID H. CLARKE

David H. Clarke
Chairman of the Board and
Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, and on the date set forth above.

Signature	Title

/s/ DAVID H. CLARKE David H. Clarke	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ BRIAN C. BEAZER Brian C. Beazer	Director

/s/ WILLIAM E. BUTLER William E. Butler	Director

/s/ JOHN J. MCATEE, JR. John J. McAtee, Jr.	Director

/s/ THE HON. CHARLES H. PRICE II The Hon. Charles H. Price II	Director

/s/ SIR HARRY SOLOMON Sir Harry Solomon	Director

/s/ ROYALL VICTOR III Royall Victor III	Director

/s/ ROBERT R. WOMACK Robert R. Womack	Director

/s/ ALLAN D. WEINGARTEN Allan D. Weingarten	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ FRANCISCO V. PUÑAL Francisco V. Puñal	Vice President and Controller (Principal Accounting Officer)

CERTIFICATION

I, David H. Clarke, certify that:

1.	I have reviewed this annual report on Form 10-K of U.S. Industries, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 24, 2002

/s/ DAVID H. CLARKE

David H. Clarke
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

CERTIFICATION

I, Allan D. Weingarten, certify that:

1.	I have reviewed this annual report on Form 10-K of U.S. Industries, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 24, 2002

/s/ ALLAN D. WEINGARTEN

Allan D. Weingarten
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

SCHEDULE II

U.S. INDUSTRIES, INC.

VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C	Column D	Column E

	Balance at	Additions —	Deductions — Write-offs,	Balance at
	Beginning	Charged to	Payments and Other	End of
Description	of Period	Expense	Adjustments	Period

	(In millions)
Allowance for doubtful accounts:
2002	$8.3	$3.9	$(3.6)	$8.6
2001	7.5	2.8	(2.0)	8.3
2000	15.8	3.0	(11.3)	7.5

      All other schedules have been omitted because they are inapplicable, not required or the information is included elsewhere herein.