Form 10-Q
period 2002-12-28
US INDUSTRIES INC /DE
filed 2003-02-10
CIK 1056874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2002

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 1-14557

U.S. INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-3568449 (I.R.S. Employer Identification No.)

777 S. Flagler Drive; Suite 1108W
West Palm Beach, FL 33401
(Address of principal executive offices)

(561) 514-3838
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

As of February 3, 2003 U.S. Industries, Inc. had one class of common stock, of which 74,747,189 shares were outstanding.

U.S. INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

U.S. INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions except per share data)
(unaudited)

	Three Months Ended
	December 31,

	2002	2001

Net sales	$281.3	$254.4
Operating costs and expenses:
Cost of products sold	196.6	178.8
Selling, general and administrative expenses	67.1	61.0

Operating income	17.6	14.6
Interest expense	(18.7)	(22.9)
Interest income	0.6	1.9
Other income (expense), net	0.6	(0.6)

Income (loss) before income taxes	0.1	(7.0)
Benefit from income taxes	13.6	—

Net income (loss)	$13.7	$(7.0)

Earnings per share information:
Income (loss) per basic share:	$0.18	$(0.10)
Income (loss) per diluted share:	$0.18	$(0.10)

The accompanying notes are an integral part of these statements.

U.S. INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31,	September 30,
	2002	2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$43.9	$32.1
Restricted cash collateral accounts	5.3	142.9
Trade receivables, net	211.0	230.7
Inventories	188.3	183.0
Deferred income taxes	31.0	31.0
Net assets held for sale	—	103.8
Income taxes receivable	33.2	37.2
Other current assets	26.4	24.6

Total current assets	539.1	785.3
Restricted cash collateral accounts	13.2	15.4
Property, plant and equipment, net	143.5	144.3
Pension assets	142.9	140.4
Insurance for asbestos claims	145.0	145.0
Other assets	42.0	34.9
Goodwill and other intangibles, net	310.8	310.0

	$1,336.5	$1,575.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$21.8	$15.3
Current maturities of long-term debt	42.2	275.9
Trade accounts payable	90.8	99.5
Accrued expenses and other current liabilities	113.0	131.7

Total current liabilities	267.8	522.4
Long-term debt	517.5	516.9
Deferred income taxes	14.4	17.9
Asbestos claims	145.0	145.0
Other liabilities	134.6	135.4

Total liabilities	1,079.3	1,337.6
Commitments and contingencies
Stockholders’ equity	257.2	237.7

	$1,336.5	$1,575.3

The accompanying notes are an integral part of these statements.

U.S. INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three months ended
	December 31,

	2002	2001

OPERATING ACTIVITIES:
Net income (loss)	$13.7	$(7.0)
Adjustments to reconcile the income (loss) to net cash used in operating activities of continuing operations:
Depreciation and amortization	6.2	6.7
Amortization of deferred financing costs	4.7	1.7
Benefit from deferred income taxes	(13.9)	—
Gain on sale of excess real estate	(3.4)	—
Other operating activities, net	1.1	1.1
Changes in operating assets and liabilities	(12.7)	(12.8)

NET CASH USED IN OPERATING ACTIVITIES OF CONTINUING OPERATIONS	(4.3)	(10.3)

Decrease in net assets of discontinued operations	—	16.0

NET CASH PROVIDED BY DISCONTINUED OPERATIONS	—	16.0

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(4.3)	5.7

INVESTING ACTIVITIES:
Proceeds from sale of businesses, net	103.8	—
Purchases of property, plant and equipment	(3.0)	(5.2)
Proceeds from sale of excess real estate	10.8	—
Proceeds from sale of fixed assets	—	1.3
Other investing activities, net	—	(0.1)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	111.6	(4.0)

FINANCING ACTIVITIES:
Proceeds from long-term debt	26.4	28.1
Repayment of Restructured Facilities	(100.6)	(45.3)
Repayment of Senior Notes	(159.6)	—
Escrow deposits	(38.0)	—
Escrow withdrawals	178.1	—
Payment of financing fees	(8.9)	—
Proceeds from notes payable, net	6.0	0.6

NET CASH USED IN FINANCING ACTIVITIES	(96.6)	(16.6)
Effect of exchange rate changes on cash and cash equivalents	1.1	3.8

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11.8	(11.1)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	32.1	65.2

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$43.9	$54.1

The accompanying notes are an integral part of these statements.

U.S. INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions)
(unaudited)

Note 1-Basis of Presentation

U.S. Industries, Inc. (“USI” and, together with its subsidiaries the “Company”) is a leading international producer of bath and plumbing products. The Company serves residential markets through Jacuzzi, Inc.; Sundance Spas, Inc.; Eljer Plumbingware, Inc. and related subsidiaries (“Jacuzzi”) and commercial/institutional markets through Zurn Industries, Inc. (“Zurn”). The Company also manufactures premium RAINBOW® vacuum cleaner systems through Rexair Inc. (“Rexair”). Certain amounts in the prior period have been reclassified to conform them to the presentation used in the current period.

The Company operates on a 52- or 53-week fiscal year ending on the Saturday nearest to September 30. Any three-month data contained in this Report on Form 10-Q reflects the results of operations for the 13-week period ended on the Saturday nearest December 31 of the respective year, but are presented as of December 31 for convenience. The Company’s condensed consolidated interim financial statements as of December 31, 2002 and for the 13-week period ending December 31, 2002 (also referred to as the “First Quarter of 2003” ) and December 31, 2001 (also referred to as the “First Quarter of 2002” ) are unaudited. However, in the Company’s opinion, these financial statements reflect all normal, recurring adjustments necessary to provide a fair presentation of its financial position, results of operations and cash flows for the periods presented. These interim financial statements are condensed, and thus, do not include all of the information and footnotes required by accounting principles generally accepted in the United States for presentation of a complete set of financial statements.

These interim results are not necessarily indicative of the results that should be expected for the full year. For a better understanding of the Company and its financial statements, the condensed interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended September 30, 2002, which are included in its 2002 Annual Report on Form 10-K, filed on December 24, 2002.

Note 2- New Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). This interpretation elaborates on disclosures to be made by a guarantor in its interim and annual financial statements with regard to its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods ending after December 15, 2002, and we have adopted those requirements for our financial statements included in this Form 10-Q. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The adoption of the recognition and initial measurement requirements of FIN 45 is not expected to have a material impact on the Company’s financial position and results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (“SFAS 148”). SFAS 148 amends Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure requirements of SFAS 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS 148 is not expected to have an impact on the Company’s financial position and results of operations.

U.S. INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 2 - New Accounting Pronouncements (continued)

In November 2002, the EITF reached a consensus on Issue 00-21, Multiple-Deliverable Revenue Arrangements (“EITF 00-21”). EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The consensus mandates how to identify whether goods or services or both which are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are “separate units of accounting.” The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or pattern of revenue recognition of individual items accounted for separately. The final consensus will be applicable to agreements entered into in fiscal years beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, Accounting Changes. The Company is assessing, but at this point does not believe the adoption of EITF 00-21 will have a material impact on its financial position or results of operations.

In January 2003, the FASB issued Interpretation Number 46, Consolidation of Variable Interest Entities (“FIN 46”). This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities. Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests. FIN 46 defines the concept of “variable interests” and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The Company is assessing, but at this point does not believe the adoption of FIN 46 will have a material impact on its financial position or results of operations.

Note 3 - Inventories

Inventories consist of the following:

	December 31,	September 30,
	2002	2002

Finished products	$114.3	$110.2
Work-in process	13.4	14.2
Raw materials	60.6	58.6

	$188.3	$183.0

U.S. INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 4-Goodwill and Other Intangible Assets

As of December 31, 2002, the Company had net goodwill of $237.2 million in the Bath & Plumbing segment, compared to $236.4 million as of September 30, 2002. The increase in the goodwill balance is primarily due to exchange rate fluctuations.

Identifiable intangible assets, which are included in the Rexair segment, are comprised of:

	December 31, 2002		September 30, 2002

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortizable intangible assets	$0.9	$0.1	$0.9	$0.1
Non-amortizable intangible assets	72.8	—	72.8	—

Total identifiable intangible assets	$73.7	$0.1	$73.7	$0.1

Amortizable intangible assets consist of patented technology, which will be amortized over its 10-year useful life. Non-amortizable intangible assets include a trade name and distributor network.

Note 5-Long-Term Debt

Long-term debt consists of the following:

	December 31,	September 30,
	2002	2002

7.125% Senior Notes, net	$11.6	$249.5
7.25% Senior Notes, net	69.8	124.1
11.25% Senior Notes, net	133.4	—
Restructured Facilities, Rexair	71.0	92.8
Restructured Facilities, U.S. Industries	265.1	317.5
Other long-term debt	8.8	8.9

	559.7	792.8
Less current maturities	(42.2)	(275.9)

Long-term debt	$517.5	$516.9

On September 9, 2002, the Company commenced an Exchange Offer to exchange cash and notes with an interest rate of 11.25% payable December 31, 2005 (the “New Notes”) for all outstanding 7.125% Notes due October 2003. In connection with the Exchange Offer, the Company also solicited consents from a majority of the 7.125% Note holders to a proposed amendment to the indenture under which the 7.125% Notes were issued so that the cash deposited into a cash collateral account from the sales of the Company’s non-core assets that is proportionally allocable to tendering holders could be used to pay the cash consideration in the Exchange Offer.

In the first quarter of 2003, approximately $238.2 million or 95% of the 7.125% Notes were tendered and accepted for exchange. All Note holders who tendered their 7.125% Notes received an amount of cash and principal amount of New Notes that together equaled the principal amount of the 7.125% Notes tendered. The transaction resulted in $104.8 million paid to the Note holders from the 7.125% Notes escrow account, New Notes issued of $133.4 million and a gross balance remaining of 7.125% Notes amounting to $11.8 million. All other terms of the New Notes are substantially similar to those of the 7.125% Notes. A consent payment of $15 per $1,000 principal amount of the New Notes issued was paid out of the Company’s general working capital to all holders who delivered their consents on or prior to the consent date, resulting in an additional payment to tendering note holders of approximately $2.0 million. These costs were capitalized and will be amortized over the term of the New Notes.

U.S. INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 5-Long-Term Debt (continued)

On October 24, 2002, the Company commenced an offer to purchase up to $54.8 million in aggregate principal amount of its outstanding 7.25% Notes due December 1, 2006. In the first quarter of 2003, an amount just shy of 100% of the 7.25% Notes were tendered and accepted for exchange. The transaction resulted in $54.8 million paid to the Note holders from the 7.25% Notes escrow account.

On October 18, 2002, the Company completed the sale of SiTeco Lighting to funds advised by JPMorgan Partners, the private equity arm of JPMorgan Chase & Company. Net proceeds of approximately $103.8 million were applied to reduce the Company’s funded and unfunded senior debt, including $34.0 million deposited into escrow accounts for the benefit of the holders of the Company’s Senior Notes and certain other creditors.

Also in October 2002, the Restructured Facilities were amended, extending the maturity of the facilities to October 4, 2004. In conjunction with this amendment, the Company paid $6.9 million in fees. For more detailed information on these facilities (the “Restructured Facilities” or “Restructured Debt Facility”), refer to the Company’s Annual Report on Form 10-K for the year ended September 30, 2002. The Restructured Facilities require cumulative permanent reductions of the Company’s senior debt over the term of the facilities. In addition, the Senior Notes and Restructured Facilities contain cross-default and cross-acceleration provisions.

During the first quarter of 2003, the Company received funds of $16.6 million related primarily to the sale of excess real estate and an income tax refund. These funds were applied to reduce the Company’s funded and unfunded senior debt, including $4.0 million deposited into escrow accounts for the benefit of the holders of the Company’s Senior Notes and certain other creditors. In January 2003, the Company received funds totaling $48.3 million related primarily to a federal income tax refund, and in February 2003, the Company received $8.6 million upon granting a license for certain technology which was the subject of patent litigation. These funds will also be applied to reduce the Company’s funded and unfunded senior debt, including $20.4 million deposited into escrow accounts for the benefit of the holders of the Company’s Senior Notes and certain other creditors. Amounts that will be applied to reduce the Restructured Facilities are classified as current maturities as of December 31, 2002. These debt reductions satisfy all of the required permanent reductions of the Company’s senior debt required prior to maturity.

At December 31, 2002, excluding all amounts related to the Rexair Credit Facility, the Company had approximately $355.0 million committed under the Restructured Facilities, of which approximately $271.5 million had been utilized and the balance of $83.5 million was available. Also at December 31, 2002, $13.7 million was available for borrowing solely by Rexair under the Rexair Credit Facility. The amounts committed under the Restructured Facilities for the Company and Rexair include letters of credit outstanding of $13.7 million. The Company also had letters of credit outstanding with other financial institutions totaling $31.3 million as of December 31, 2002. Approximately $12.6 million has been deposited in escrow for the benefit of these letters of credit.

U.S. INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 6-Commitments and Contingencies

Warranties

The Company records a reserve for future warranty costs based on current unit sales, historical experience and management’s judgment regarding anticipated rates of warranty claims and cost per claim. The adequacy of the recorded warranty liabilities is assessed each quarter and adjustments are made as necessary. The specific terms and conditions of the warranties vary depending on the products sold and the countries in which the Company does business. Changes in the warranty liability during the period are as follows:

Balance at September 30, 2002	$11.7
Warranty accrual	5.4
Cash payments	(3.3)

Balance at December 31, 2002	$13.8

Guarantees & Indemnifications

The Company continues to guarantee the lease payments of an Ames True Temper master distribution center. The lease obligation will expire in 2015. The lease payments totaled $3.6 million for fiscal 2002, and increase by 2.25% each year thereafter. In connection with the sale of Ames True Temper in January 2002, the Company obtained a security interest and indemnification from Ames True Temper on the lease that would enable it to exercise remedies in the event of default.

The Company has sold a number of assets and operating entities over the last several years and has, on occasion, provided indemnification for liabilities relating to product liability, environmental and other claims. The Company has recorded reserves totaling approximately $10.5 million for asserted and potential unasserted claims related to these liabilities.

Litigation

The Company is subject to a wide range of environmental protection laws. Approximately 22 present and former operating sites, or portions thereof, currently or previously owned and/or leased by current or former operating units of the Company have remedial and investigatory activities underway. In addition, the Company has been named as a Potentially Responsible Party (“PRP”) at 13 “superfund” sites pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 or comparable statutes. The Company accrues an amount for each case when the likelihood of an unfavorable outcome is probable. As of December 31, 2002, the Company had accrued $10.2 million ($0.6 million accrued as current liabilities; $9.6 million as non-current liabilities), including $6.0 million for discontinued operations, for various environmental liabilities of which the Company is aware. The Company believes that the liability for such matters could reach $15.2 million if it included cases where the likelihood of an unfavorable outcome is only reasonably possible. For more detailed information regarding management’s assessment of this potential liability, refer to the Company’s Annual Report on Form 10-K for the year ended September 30, 2002.

In June 1998, the Company acquired Zurn Industries, Inc., which itself owned various subsidiaries (“Zurn”). Zurn is a wholly-owned subsidiary of the Company. Zurn, along with many other companies, is a co-defendant in numerous asbestos related lawsuits pending in the United States. Plaintiffs’ claims primarily allege personal injuries allegedly caused by exposure to asbestos used primarily in industrial boilers. Zurn did not manufacture asbestos or asbestos components but purchased it from other suppliers. As of December 31, 2002, the number of asbestos claims pending against Zurn was approximately 60,000.

Since Zurn received its first asbestos claim in the 1980’s, Zurn has settled, agreed to settle or otherwise disposed of approximately 77,000 asbestos claims. Zurn’s insurers have paid or have agreed to pay all settlement costs relating to these claims. Defense costs are currently being paid by Zurn’s insurers without eroding the coverage amounts of its insurance policies.

U.S. INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 6-Commitments and Contingencies (continued)

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

Zurn’s analysis of its available insurance to cover its potential asbestos liability is approximately $340 million. This total includes $68 million in insurance coverage under certain excess policies which is in dispute with one of Zurn’s insurers. Subject to completion of a definitive settlement agreement, the parties have preliminarily agreed to the terms of settlement of an action commenced by Zurn in the United States District Court of the Western District of Pennsylvania seeking, among other things, a declaration that the insurance coverage limits of certain excess policies provide $68 million in coverage. Under the terms of the proposed settlement, Zurn’s available insurance to cover its potential asbestos liability would be approximately $340 million.

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

Note 7-Comprehensive Income

The components of comprehensive income are as follows:

	First Quarter

	2003	2002

Net income (loss)	$13.7	$(7.0)
Foreign currency translation:
Adjustment arising during the period	5.5	—
Reclassification adjustment in earnings	—	—
Derivative instruments and hedging activities:
Fair value adjustment arising during period	—	(0.3)
Reclassification adjustment in earnings	—	0.4

Comprehensive income (loss)	$19.2	$(6.9)

U.S. INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 8-Earnings Per Share

The Company’s basic and diluted weighted average number of common shares outstanding was 74.5 million and 73.4 million for the first quarter of 2003 and 2002, respectively. Options to purchase 5.2 million and 6.1 million shares in the first quarter of 2003 and 2002, respectively, were not included in the Company’s computation of diluted earnings per share. The effect of assuming that 0.2 million and 0.9 million shares of restricted stock vested in the first quarter of 2003 and 2002, respectively, was also excluded from the computation of diluted earnings per share.

Note 9-Restructuring Reserves

As of December 31, 2002, the Company has remaining accruals of $8.9 million for restructuring costs. The activity in the restructuring liability accounts by cost category is as follows:

	Lease and	Severance
	Contract Related	and Related	Total
	Accruals	Accruals	Accruals

Balance at September 30, 2002	$8.8	$0.6	$9.4
Cash payments	(0.3)	(0.2)	(0.5)

Balance at December 31, 2002	$8.5	$0.4	$8.9

Approximately $2.0 million of the reserves are included in the balance sheet caption “Accrued expenses and other current liabilities,” while the remaining $6.9 million are recorded in the balance sheet caption “Other liabilities.” The remaining severance and related accruals are with respect to three former employees. The Company expects the remaining accruals to be paid with cash over the periods provided by the severance and lease agreements of two and five years, respectively.

Note 10-Income Taxes

During the first quarter 2003, the IRS completed its examination of the federal income tax returns for fiscal 1995 through 1997. As a result of the audit settlement, a tax benefit of $13.6 million was recorded in the first quarter of 2003. A substantial portion of the proposed adjustments derived from the spin-off of the Company from Hanson PLC in 1995. The Company expects to provide taxes at a 39% effective rate on income from continuing operations through the remainder of fiscal 2003. During the first quarter of 2002, no income tax benefit was recorded for the loss from continuing operations because of the uncertainty of its ultimate realization.

Note 11- Discontinued Operations

Discontinued Operations

On December 28, 2001, the Board of Directors approved a formal Disposal Plan in connection with the Company’s obligation to pay debt amortization as set forth in the restructured debt agreements. The Disposal Plan called for the sale of five businesses— Ames True Temper, Selkirk, Lighting Corporation of America, Spear & Jackson and SiTeco Lighting. The Company completed the sales of Ames True Temper in January 2002, Lighting Corporation of America in April 2002, Selkirk in June 2002, Spear & Jackson in September 2002 and SiTeco Lighting in October 2002. The operating results of these businesses were included in the Company’s expected loss on disposal, which was recorded in September 2001 and adjusted in fiscal 2002, in accordance with APB No. 30. Summarized results of these businesses are as follows:

	First Quarter

	2003	2002

Net sales	$7.7	$287.1
Operating (loss) income	(0.4)	11.5

The first quarter of 2003 includes only the SiTeco Lighting business for the period up until it was sold, on October 18, 2002, whereas the first quarter of 2002 includes the results of all five businesses.

U.S. INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 12-Segment Data

The Company currently operates in two reportable business segments – Bath & Plumbing and Rexair. The following is a summary of the significant accounts and balances by segment, reconciled to the consolidated totals.

		Bath &			Consolidated
		Plumbing	Rexair	Corporate	Total

Net Sales
First Quarter	2003	$255.2	$26.1	$—	$281.3
	2002	227.8	26.6	—	254.4
Total Operating Income (Loss)
First Quarter	2003	$15.4	$6.0	$(3.8)	$17.6
	2002	14.2	7.6	(7.2)	14.6
Capital Expenditures
First Quarter	2003	$2.6	$0.4	$—	$3.0
	2002	5.1	0.1	—	5.2
Depreciation and Amortization
First Quarter	2003	$5.2	$0.8	$0.2	$6.2
	2002	5.4	0.8	0.5	6.7
Assets
As of December 31, 2002		$1,025.3	$116.2	$195.0	$1,336.5
As of September 30, 2002		1,023.1	117.3	434.9	1,575.3

Corporate assets included net assets held for sale of $103.8 million and short-term escrow deposits of $142.9 million as of September 30, 2002.

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

Note 13-Supplemental Joint Issuer and Guarantor Financial Information

The following pages represent the supplemental consolidating condensed financial statements of U.S. Industries, Inc. (“USI”), USI Global and USIAH which are the jointly obligated issuers of the Company’s Senior Notes, and USI Atlantic, which is the guarantor of the Notes, and their subsidiaries which are not guarantors of the Notes, as of December 31, 2002 and September 30, 2002 and for the three months ended December 31, 2002 and 2001, respectively. Certain of the other subsidiaries have pledged their stock and assets as collateral for the Senior Notes. Refer to the Company’s Annual Report on Form 10-K for the year ended September 30, 2002 with respect to certain security interests in favor of the holders of the Notes.

U.S. INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 13-Supplemental Joint Issuer and Guarantor Financial Information (continued)

	First Quarter 2003

		USI	USI		Other
	USI	Global	Atlantic	USIAH	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$—	$—	$281.3	$—	$281.3
Operating costs and expenses:
Cost of products sold	—	—	—	—	196.6	—	196.6
Selling, general and administrative expenses	3.4	—	—	—	63.7	—	67.1

Operating income (loss)	(3.4)	—	—	—	21.0	—	17.6
Interest expense	(11.6)	(4.3)	—	—	(2.8)	—	(18.7)
Interest income	0.3	—	—	—	0.3	—	0.6
Intercompany interest income (expense), net	(11.4)	15.8	—	—	(4.4)	—	—
Other income (expense), net	(1.4)	—	—	—	2.0	—	0.6
Other intercompany income (expense)	—	(12.7)	—	15.4	(2.7)	—	—
Minority interest income (expense)	(15.4)	—	—	15.4	—	—	—
Equity in earnings (losses) of investees, net	37.8	5.8	30.3	(0.5)	—	(73.4)	—

Income before income taxes and discontinued operations	(5.1)	4.6	30.3	30.3	13.4	(73.4)	0.1
Benefit from (provision for) income taxes	18.8	(5.0)	—	—	(0.2)	—	13.6

Income from continuing operations	13.7	(0.4)	30.3	30.3	13.2	(73.4)	13.7
Income from discontinued operations	—	—	—	—	—	—	—

Net income	$13.7	$(0.4)	$30.3	$30.3	$13.2	$(73.4)	$13.7

	First Quarter 2002

		USI	USI		Other
	USI	Global	Atlantic	USIAH	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$—	$—	$254.4	$—	$254.4
Operating costs and expenses:
Cost of products sold	—	—	—	—	178.8	—	178.8
Selling, general and administrative expenses	7.1	—	—	—	53.9	—	61.0
Goodwill impairment charges	—	—	—	—	—	—	—

Operating loss	(7.1)	—	—	—	21.7	—	14.6
Interest expense	(10.1)	(8.6)	—	—	(4.2)	—	(22.9)
Interest income	1.4	—	—	—	0.5	—	1.9
Intercompany interest income (expense), net	(7.2)	15.2	—	—	(8.0)	—	—
Other income (expense), net	0.9	—	—	—	(1.5)	—	(0.6)
Other intercompany income (expense)	—	(15.4)	—	15.4	—	—	—
Minority interest income (expense)	(15.4)	—	—	15.4	—	—	—
Equity in (losses) earnings of investees, net	30.5	1.1	23.1	(7.7)	—	(47.0)	—

Loss before income taxes and discontinued operations	(7.0)	(7.7)	23.1	23.1	8.5	(47.0)	(7.0)
Provision (benefit) for income taxes	—	—	—	—	—	—	—

Loss from continuing operations	(7.0)	(7.7)	23.1	23.1	8.5	(47.0)	(7.0)
Loss from discontinued operations	—	—	—	—	—	—	—

Net loss	$(7.0)	$(7.7)	$23.1	$23.1	$8.5	$(47.0)	$(7.0)

U.S. INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 13-Supplemental Joint Issuer and Guarantor Financial Information (Continued)

	At December 31, 2002

		USI	USI		Other
	USI	Global	Atlantic	USIAH	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$1.0	$—	$—	$—	$42.9	$—	$43.9
Restricted cash collateral accounts	5.3	—	—	—	—	—	5.3
Trade receivables, net	—	—	—	—	211.0	—	211.0
Inventories	—	—	—	—	188.3	—	188.3
Deferred income taxes	31.0	—	—	—	—	—	31.0
Income taxes receivable	51.5	—	—	—	(18.3)	—	33.2
Other current assets	4.3	—	—	—	22.1	—	26.4

Total current assets	93.1	—	—	—	446.0	—	539.1
Restricted cash collateral accounts	13.2	—	—	—	—	—	13.2
Property, plant and equipment, net	0.5	—	—	—	143.0	—	143.5
Pension assets	71.8	—	—	—	71.1	—	142.9
Insurance for asbestos claims	—	—	—	—	145.0	—	145.0
Other assets	17.5	1.8	—	—	22.7	—	42.0
Goodwill and other intangibles, net	—	—	—	—	310.8	—	310.8
Investments in subsidiaries	1,156.5	816.3	732.5	664.5	—	(3,369.8)	—
Intercompany receivable (payable), net	(680.9)	(30.9)	—	205.7	506.1	—	—

Total assets	$671.7	$787.2	$732.5	$870.2	$1,644.7	$(3,369.8)	$1,336.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$—	$—	$—	$21.8	$—	$21.8
Current maturities of long-term debt	33.7	—	—	—	8.5	—	42.2
Trade accounts payable	—	—	—	—	90.8	—	90.8
Accrued expenses and other current liabilities	16.3	0.9	—	—	95.8	—	113.0

Total current liabilities	50.0	0.9	—	—	216.9	—	267.8
Long-term debt	324.3	121.8	—	—	71.4	—	517.5
Minority interest	—	—	—	137.7	—	(137.7)	—
Deferred income taxes	3.2	—	—	—	11.2	—	14.4
Asbestos claims	—	—	—	—	145.0	—	145.0
Other liabilities	37.0	—	—	—	97.6	—	134.6

Total liabilities	414.5	122.7	—	137.7	542.1	(137.7)	1,079.3
Commitments and contingencies
Stockholders’ equity	257.2	664.5	732.5	732.5	1,102.6	(3,232.1)	257.2

Total liabilities and stockholders’ equity	$671.7	$787.2	$732.5	$870.2	$1,644.7	$(3,369.8)	$1,336.5

U.S. INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 13-Supplemental Joint Issuer and Guarantor Financial Information (Continued)

	At September 30, 2002

		USI	USI		Other
	USI	Global	Atlantic	USIAH	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$0.3	$—	$—	$—	$31.8	$—	$32.1
Restricted cash collateral accounts	98.2	44.7	—	—	—	—	142.9
Trade receivables, net	—	—	—	—	230.7	—	230.7
Inventories	—	—	—	—	183.0	—	183.0
Deferred income taxes	47.0	(12.4)	—	—	(3.6)	—	31.0
Net assets held for sale	—	—	—	—	103.8	—	103.8
Income taxes receivable	37.2	—	—	—	—	—	37.2
Other current assets	5.8	0.2	—	—	18.6	—	24.6

Total current assets	188.5	32.5	—	—	564.3	—	785.3
Restricted cash collateral accounts	15.4	—	—	—	—	—	15.4
Property, plant and equipment, net	0.6	—	—	—	143.7	—	144.3
Pension assets	70.9	—	—	—	69.5		140.4
Insurance for asbestos claims	—	—	—	—	145.0		145.0
Other assets	5.8	2.0	—	—	27.1	—	34.9
Goodwill and other intangibles, net	—	—	—	—	310.0	—	310.0
Investments in subsidiaries	1,046.4	889.1	696.6	659.4	—	(3,291.5)	—
Intercompany receivable (payable), net	(573.1)	(8.2)	—	190.3	391.0	—	—

Total assets	$754.5	$915.4	$696.6	$849.7	$1,650.6	$(3,291.5)	$1,575.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$—	$—	$—	$15.3	$—	$15.3
Current maturities of long-term debt	198.0	54.5	—	—	23.4	—	275.9
Trade accounts payable	—	—	—	—	99.5	—	99.5
Accrued expenses and other liabilities	32.2	3.9	—	—	95.6	—	131.7

Total current liabilities	230.2	58.4	—	—	233.8	—	522.4
Long-term debt	241.0	197.6	—	—	78.3	—	516.9
Minority interest	—	—	—	153.1	—	(153.1)	—
Deferred income taxes	5.2	—	—	—	12.7	—	17.9
Asbestos claims	—	—	—	—	145.0	—	145.0
Other liabilities	40.4	—	—	—	95.0	—	135.4

Total liabilities	516.8	256.0	—	153.1	564.8	(153.1)	1,337.6
Commitments and contingencies Stockholders’ equity	237.7	659.4	696.6	696.6	1,085.8	(3,138.4)	237.7

Total liabilities and stockholders’ equity	$754.5	$915.4	$696.6	$849.7	$1,650.6	$(3,291.5)	$1,575.3

U.S. INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 13-Supplemental Joint Issuer and Guarantor Financial Information (Continued)

	First Quarter 2003

		USI	USI		Other
	USI	Global	Atlantic	USIAH	Subsidiaries	Eliminations	Consolidated

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(36.2)	$7.1	$—	$—	$24.8	$—	$(4.3)
INVESTING ACTIVITIES:
Proceeds from sale of businesses, net	—	—	—	—	103.8	—	103.8
Purchases of property, plant and equipment	—	—	—	—	(3.0)	—	(3.0)
Proceeds from sale of excess real estate	—	—	—	—	10.8	—	10.8
Net transfers with subsidiaries	(13.8)	107.6	—	—	(164.1)	70.3	—

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(13.8)	107.6	—	—	(52.5)	70.3	111.6
FINANCING ACTIVITIES:
Proceeds from long-term debt	23.5	—	—	—	2.9	—	26.4
Repayment of Restructured Facilities	—	(75.9)	—	—	(24.7)	—	(100.6)
Repayment of Senior Notes	(104.8)	(54.8)	—	—	—	—	(159.6)
Escrow deposits	(38.0)	—	—	—	—	—	(38.0)
Escrow withdrawals	178.1	—	—	—	—	—	178.1
Payment of financing fees	(7.9)	—	—	—	(1.0)	—	(8.9)
Proceeds from notes payable, net	—	—	—	—	6.0	—	6.0
Net transfers with parent	—	13.8	—	—	56.5	(70.3)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	50.9	(116.9)	—	—	39.7	(70.3)	(96.6)
Effect of exchange rate changes on cash and cash equivalents	(0.2)	2.2	—	—	(0.9)	—	1.1

INCREASE IN CASH AND CASH EQUIVALENTS	0.7	—	—	—	11.1	—	11.8
Cash and cash equivalents at beginning of period	0.3	—	—	—	31.8	—	32.1

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1.0	$—	$—	$—	$42.9	$—	$43.9

U.S. INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 13-Supplemental Joint Issuer and Guarantor Financial Information (Continued)

	First Quarter 2002

		USI	USI		Other
	USI	Global	Atlantic	USIAH	Subsidiaries	Eliminations	Consolidated

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(28.0)	$(12.3)	$0.2	$—	$45.8	$—	$5.7
INVESTING ACTIVITIES:
Proceeds from sale of businesses, net	—	—	—	—	—	—	—
Purchases of property, plant and equipment	—	—	—	—	(5.2)	—	(5.2)
Proceeds from sale of excess real estate	—	—	—	—	—	—	—
Proceeds from sale of fixed assets	—	—	—	—	1.3	—	1.3
Net transfers with subsidiaries	27.0	81.7	—	—	—	(108.7)	—
Other investing activities, net	—	—	—	—	(0.1)	—	(0.1)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	27.0	81.7	—	—	(4.0)	(108.7)	(4.0)
FINANCING ACTIVITIES:
Proceeds from long-term debt	18.7	—	—	—	9.4	—	28.1
Repayment of long-term debt	(15.0)	(20.0)	—	—	(10.3)	—	(45.3)
Repayment of notes payable, net	—	—	—	—	0.6	—	0.6
Proceeds from exercise of stock options	—	—	—	—	—	—	—
Purchase of treasury stock	—	—	—	—	—	—	—
Payment of dividends	—	—	—	—	—	—	—
Net transfers with parent	—	(27.0)	(0.1)	—	(81.6)	108.7	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	3.7	(47.0)	(0.1)	—	(81.9)	108.7	(16.6)
Effect of exchange rate changes on cash and cash equivalents	(0.8)	(22.4)	—	—	27.0	—	3.8

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1.9	—	0.1	—	(13.1)	—	(11.1)
Cash and cash equivalents at beginning of period	(0.3)	—	—	—	65.5	—	65.2

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1.6	$—	$0.1	$—	$52.4	$—	$54.1

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

Forward-looking information involves risks and uncertainties. This information is based on various factors and assumptions about future events that may or may not actually come true. As a result, the Company’s operations and financial results in the future could differ substantially from those the Company has discussed in the forward-looking statements in this Quarterly Report and other documents that have been filed with the Securities and Exchange Commission. In particular, various economic and competitive factors, including those outside the Company’s control, such as interest rates, foreign currency exchange rates, inflation rates, instability in domestic and foreign financial markets, terrorist acts, consumer spending patterns, energy costs and availability, freight costs, availability of consumer and commercial credit, adverse weather, levels of residential and commercial construction, and changes in raw material costs, could cause the Company’s actual results during the remainder of 2003 and in future years to differ materially from those expressed in any forward-looking statement made in this Quarterly Report on Form 10-Q. All subsequent written and oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the foregoing factors.

Results of Operations

General

U.S. Industries, Inc., together with its subsidiaries (the “Company”), manufactures and distributes consumer and industrial products. The Company has a Bath & Plumbing segment and a Rexair segment, which consists solely of the Rexair business. On December 28, 2001, the Company’s Board of Directors adopted a formal Disposal Plan in connection with the Company’s obligation to pay debt amortization. The Disposal Plan called for the sale of five businesses— Ames True Temper, Selkirk, Lighting Corporation of America, Spear & Jackson and SiTeco Lighting, during 2002. The results of operations classified as discontinued are excluded from the following discussions of the Company’s continuing operating results and are discussed separately under the caption, “Discontinued Operations.”

Overall

	First Quarter

	2003	2002

Net Sales
Bath & Plumbing	$255.2	$227.8
Rexair	26.1	26.6

Total Net Sales	$281.3	$254.4

Operating Income (Loss)
Bath & Plumbing	$15.4	$14.2
Rexair	6.0	7.6

	21.4	21.8
Corporate expenses	(3.8)	(7.2)

Total Operating Income (Loss)	$17.6	$14.6

The Company’s overall sales increased $26.9 million or 11% in the first quarter of 2003 as compared to the comparable prior year period. Operating income for the first quarter of 2003 increased by $3.0 million or 21%. These increases reflect the improved results experienced by our Bath & Plumbing segment as well as cost reductions achieved in our corporate offices. These increases were offset slightly by Rexair’s results.

Bath & Plumbing

Sales in the Bath & Plumbing segment increased by $27.4 million or 12% for the first quarter of 2003 in comparison with the prior year’s first quarter. More than half of the sales increase was achieved through strong sales and marketing efforts in place at Jacuzzi and Sundance Spas which caused higher demand domestically for spas, fueled by the early release of the 2003 spa product line. The Company also experienced improved sales in its Zurn business, which enhanced its product offerings and market share, and in its U.K. bath and sinks businesses, which had additional sales to home centers through the addition of Homebase, the largest home center chain in the U.K., subsequent to the first quarter of 2002. The U.K. bath and sinks business also experienced improved weather conditions and implemented customer programs that have increased sales to existing customers. Zurn has been able to achieve increased sales despite continued softness in the U.S. commercial and institutional construction segment. In addition, firming of the British pound and Euro against the dollar contributed $5.0 million of the increase in sales.

Operating income increased by $1.2 million or 8% in the first quarter of 2003 in comparison with the comparable quarter in the prior year. The increase was primarily attributable to increased sales in the spas business. Operating income was negatively impacted by increases in certain insurance and retirement benefit expenses and costs incurred during the consolidation of whirlpool bath manufacturing plants. The plants were consolidated into a new manufacturing plant in Chino, California, that became fully operational in the first quarter of 2003. Operating income was positively impacted by $0.6 million as a result of foreign currency exchange rate fluctuations. Recent increases in natural gas prices are expected to decrease profits at Eljer over the remainder of 2003, but the effects are not expected to be significant for the overall segment.

Rexair

The Rexair segment consists solely of the Rexair business, which the Company reacquired in August 2001. Rexair is a leading manufacturer of premium vacuum cleaner systems. Sales decreased by $0.5 million in the first quarter of 2003 as compared to the first quarter of 2002 as a result of decreased unit sales in international markets, offset by increased unit sales in domestic markets. Various promotional programs aimed at increasing distributors and dealer counts have resulted in a 5% increase in sales levels domestically. Political and economic uncertainty in certain foreign regions has contributed to the decrease in units sold internationally. Operating income decreased by $1.6 million primarily due to decreased overhead absorption related to an inventory reduction program instituted in September 2002 and the decrease in sales discussed above. The inventory reduction program was concluded in December 2002 but is expected to have a carryover affect into the second quarter that is projected to reduce income by approximately $0.6 million.

Corporate Expenses

Corporate expenses for the first quarter of 2003 were lower than in the first quarter of 2002 by $3.4 million, reflecting a $1.7 million decrease in personnel related expenses due to the decrease in staff during the latter half of the prior year, $1.0 million decrease in professional fees and $0.7 million increase in pension income. The increase in pension income resulted from the retention of excess plan assets following the disposition of a business sold in January 2002. In July 2002, the Company announced the closing of its corporate office in Iselin, New Jersey, along with the consolidation into offices in West Palm Beach, Florida. This move, together with the elimination of the Bath & Plumbing executive level of management, led to a reduction in overhead costs.

Interest Income and Expense

The decrease in interest expense for the first quarter of 2003 compared to the respective prior year periods was largely due to a lower debt balance resulting from payments made to satisfy the permanent debt reductions of the Restructured Credit Facilities.

The decrease in interest income in the first quarter of 2003 is due to the sale of the 12.5% Strategic Notes in January 2002. As part of the sale agreement, the Company received only $1.6 million for interest earned from October 1, 2001 through the sale of the Notes on January 16, 2002.

Other income (expense), net

Other income (expense), net was $0.6 million in the first quarter of 2003 and ($0.6) million in the first quarter of 2002. Included in other income in 2003 is a gain of $3.4 million on the sale of an excess property. Included in other expense in fiscal 2002 is a gain on the sale of the Strategic Notes of $2.2 million.

Taxes

During the first quarter 2003, the IRS completed its examination of the federal income tax returns for fiscal 1995 through 1997. As a result of the audit settlement, a tax benefit of $13.6 million was recorded in the first quarter of 2003. A substantial portion of the proposed adjustments derived from the spin-off of the Company from Hanson plc in 1995. The Company expects to provide taxes at a 39% effective rate on income from continuing operations through the remainder of fiscal 2003. During the first quarter of 2002, no income tax benefit was recorded for the loss from continuing operations because of the uncertainty of its ultimate realization.

Discontinued Operations

Discontinued Operations

On December 28, 2001, the Board of Directors approved a formal Disposal Plan in connection with the Company’s obligation to pay debt amortization as set forth in the restructured debt agreements. The Disposal Plan called for the sale of five businesses— Ames True Temper, Selkirk, Lighting Corporation of America, Spear & Jackson and SiTeco Lighting. The Company completed the sales of Ames True Temper in January 2002, Lighting Corporation of America in April 2002, Selkirk in June 2002, Spear & Jackson in September 2002 and SiTeco Lighting in October 2002.

The operating results of these businesses were included in the Company’s expected loss on disposal, which was recorded in September 2001 and adjusted in the third quarter of fiscal 2002, in accordance with APB No. 30. Summarized results of these businesses, which have not been included in the Condensed Consolidated Statements of Operations, are as follows:

	First Quarter

	2003	2002

Net sales	$7.7	$287.1
Operating (loss) income	(0.4)	11.5

The first quarter of 2003 includes only the SiTeco Lighting business for the period up until it was sold, on October 18, 2002, whereas the first quarter of 2002 includes the results of all five businesses.

Liquidity and Capital Resources

The Company’s primary sources of liquidity and capital resources are cash and cash equivalents, cash provided from operations and available borrowings under the Company’s Restructured Facilities. The Company expects to satisfy operating needs through operating cash flow and borrowings under the Company’s Restructured Facilities.

Net cash used in operating activities of continuing operations was $4.3 million for the first quarter of 2003, compared to cash used of $10.3 million for the first quarter of 2002. The decrease in cash used was primarily due to improved operating results in the Bath & Plumbing segment as well as reduced corporate expenses, as discussed more fully in the Results of Operations section. The Company typically uses cash in the first half of its fiscal year due to the seasonality of the Jacuzzi and Zurn businesses. Sales of several Jacuzzi products such as spas and swimming pool equipment are sensitive to weather conditions and tend to experience a significant decrease in sales during the fall and winter months (predominantly the first and second fiscal quarters). Sales of Jacuzzi and Zurn are also affected when weather affects outside construction and installation.

Net cash provided by discontinued operations in the first quarter of 2002 of $16.0 million consisted largely of cash provided by Lighting Corporation of America, which was sold in April 2002.

Net cash provided by investing activities of $111.6 million for the first quarter of 2003 consisted of net proceeds of $103.8 million from the sale of SiTeco Lighting and $10.8 million from the sale of excess real estate, partially offset by $3.0 million of capital expenditures. Net cash used by investing activities of $4.0 million for the first quarter of 2002 primarily included $5.2 million in capital expenditures, offset by $1.3 million from the sale of fixed assets.

Net cash used in financing activities was $96.6 million for the first quarter of 2003, which consisted of net repayments of long-term debt and notes of $227.8 million, escrow deposits of $38.0 million, payments of financing fees of $8.9 million, offset by $178.1 million of withdrawals from the escrow accounts. The escrow deposits were made for the benefit of the holders of the Company’s Senior Notes and certain other creditors as required under the terms of the Restructured Facilities. Cash withdrawn from these accounts was used in the tender offers of the Notes (see further information below), as well as to pay down the Restructured Facilities as provided for in the amendment to the facilities. The financing fees were comprised of $2.0 million in consent fees related to the Exchange Offer on the 7.125% Notes and $6.9 million in costs related to the amendment of the Restructured Facilities. Net cash used in financing activities of $16.6 million for the first quarter of 2002 consisted of net repayments of long-term debt and notes.

The Company’s share repurchase program has been suspended indefinitely, as the Restructured Facilities entered into on August 15, 2001 contain restrictions on the purchase of Company stock, dividends and other restrictive payments. In March 2001, the Company’s Board of Directors indefinitely suspended the Company’s quarterly payment of dividends.

During the three months ended December 31, 2002, the Company paid approximately $0.5 million related to its restructuring plans, and expects to pay approximately $2.0 million in the next 12 months (see Note 9).

On September 9, 2002, the Company commenced an Exchange Offer to exchange cash and notes with an interest rate of 11.25% payable December 31, 2005 (the “New Notes”) for all outstanding 7.125% Notes due October 2003. In connection with the Exchange Offer, the Company also solicited consents from a majority of the 7.125% Note holders to a proposed amendment to the indenture under which the 7.125% Notes were issued so that the cash deposited into a cash collateral account from the sales of the Company’s non-core assets that is proportionally allocable to tendering holders could be used to pay the cash consideration in the Exchange Offer.

In the first quarter of 2003, approximately $238.2 million or 95% of the 7.125% Notes were tendered and accepted for exchange. All Note holders who tendered their 7.125% Notes received an amount of cash and principal amount of New Notes that together equaled the principal amount of the 7.125% Notes tendered. The transaction resulted in $104.8 million paid to the note holders from the 7.125% Notes escrow account, New Notes issued of $133.4 million and a gross balance remaining of 7.125% Notes amounting to $11.8 million. All other terms of the New Notes are substantially similar to those of the 7.125% Notes. A consent payment of $15 per $1,000 principal amount of the New Notes issued was paid out of the Company’s general working capital to all holders who delivered their consents on or prior to the consent date, resulting in an additional payment to tendering note holders of approximately $2.0 million.

On October 24, 2002, the Company commenced an offer to purchase up to $54.8 million in aggregate principal amount of its outstanding 7.25% Notes due December 1, 2006. In the first quarter of 2003, an amount just shy of 100% of the 7.25% Notes were tendered and accepted for exchange. The transaction resulted in $54.8 million paid to the Note holders from the 7.25% Notes escrow account.

On October 18, 2002, the Company completed the sale of SiTeco Lighting to funds advised by JPMorgan Partners, the private equity arm of JPMorgan Chase & Company. Net proceeds of approximately $103.8 million were applied to reduce the Company’s funded and unfunded senior debt, including $34.0 million deposited into escrow accounts for the benefit of the holders of the Company’s Senior Notes and certain other creditors.

Also in October 2002, the Restructured Facilities were amended, extending the maturity of the facilities to October 4, 2004. For more detailed information on these facilities (the “Restructured Facilities” or “Restructured Debt Facility”), refer to the Company’s Annual Report on Form 10-K for the year ended September 30, 2002. The Restructured Facilities require cumulative permanent reductions of the Company’s senior debt over the term of the facilities. In addition, the Senior Notes and Restructured Facilities contain cross-default and cross-acceleration provisions.

During the first quarter of 2003, the Company received funds of $16.6 million related primarily to the sale of excess real estate and an income tax refund. These funds were applied to reduce the Company’s funded and unfunded senior debt, including $4.0 million deposited into escrow accounts for the benefit of the holders of the Company’s Senior Notes and certain other creditors. In January 2003, the Company received funds totaling $48.3 million related primarily to a federal income tax refund, and in February 2003, the Company received $8.6 million upon granting a license for certain technology which was the subject of patent litigation. These funds will also be applied to reduce the Company’s funded and unfunded senior debt, including $20.4 million deposited into escrow accounts for the benefit of the holders of the Company’s Senior Notes and certain other creditors. Amounts that will be applied to reduce the Restructured Facilities are classified as current maturities as of December 31, 2002. These debt reductions satisfy all of the required permanent reductions of the Company’s senior debt required prior to maturity of the facilities.

Below is a pro forma summary of the Company’s debt after considering the receipt of the tax refund and the licensing fee discussed above:

		Pro Forma
	As of	As of
	Dec 31, 2002	Dec 31, 2002

Notes payable	$21.8	$21.8
7.125% Senior Notes due fiscal 2004	11.6	11.6
7.25% Senior Notes due fiscal 2007	69.8	69.8
11.25% Senior Notes due fiscal 2006	133.4	133.4
Restructured Facilities, Rexair	71.0	63.7
Restructured Facilities, U.S. Industries	265.1	235.9
Other long-term debt	8.8	8.8

	581.5	545.0
Less escrow for Senior Notes	(5.6)	(23.5)

Net debt outstanding	$575.9	$521.5

Below is a summary of the Company’s contractual cash obligations as of December
31, 2002:

		Payments due in fiscal					Payments
							due
	Total	2003	2004	2005	2006	2007	Thereafter

Long-term Debt	$559.7	$30.6	$12.9	$308.1	$134.9	$71.4	$1.8
Escrow deposits for Senior Notes	(5.6)	—	(5.3)	—	—	(0.3)	—
Notes Payable	21.8	21.8	—	—	—	—	—
Operating Leases	27.2	6.9	6.7	5.1	4.0	2.4	2.1

Total Contractual Cash Obligations	$603.1	$59.3	$14.3	$313.2	$138.9	$73.5	$3.9

The Company’s commercial commitments consist of standby letters of credit, bankers’ acceptances and commercial letters of credit. Below is a summary of the Company’s commercial commitments as of December 31, 2002. Although they all expire in less than one year, the Company expects to renew almost all of them. The Company has escrow accounts totaling $12.6 million as of December 31, 2002 related to these commitments.

Standby Letters of Credit	$38.6
Bankers’ Acceptances	3.9
Commercial Letters of Credit	2.5

Total	$45.0

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

At December 31, 2002, excluding all amounts related to the Rexair Credit Facility, the Company had approximately $355.0 million committed under the Restructured Facilities, of which approximately $271.5 million had been utilized and the balance of $83.5 million was available. Also at December 31, 2002, $13.7 million was available for borrowing solely by Rexair under the Rexair Credit Facility. The amounts for the Company and Rexair include letters of credit outstanding of $13.7 million. The Company also had letters of credit outstanding with other financial institutions totaling $31.3 million as of December 31, 2002.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

In the normal course of doing business, the Company is exposed to the risks associated with changes in interest rates and currency exchange rates. To limit the risks from such fluctuations, the Company has in the past, and may in the future, enter into hedging transactions that have been authorized pursuant to the Company’s policies, but does not engage in such transactions for trading purposes. Based on the Company’s overall exposure to interest rate changes, a hypothetical increase of 100 basis points across all maturities of its floating rate debt obligations, would decrease the Company’s pre-tax earnings over the remaining nine months of fiscal 2003 by approximately $2.6 million. The Company is also exposed to foreign currency exchange risk related to its international operations as well as its U.S businesses, which import or export goods. The Company has made limited use of financial instruments to manage these risks.

Item 4. Controls and Procedures

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 5 to the Company’s Condensed Consolidated Financial Statements.

Item 2. Changes in Securities and Use of Proceeds

Exchange Offer

On November 8, 2002, the Company completed an offer to exchange (the “Exchange Offer”) $238.2 million of its 7-1/8% Senior Notes due 2003 (the “2003 Notes”) for cash and 11-1/4% Senior Notes due December 31, 2005 (the “2005 Notes”). The 2005 Notes have terms substantially similar to the 2003 Notes except for the interest rate payable, an extended maturity date and revised redemption provisions. Any 2003 Notes not exchanged for the 2005 Notes continue to be outstanding and will be due and payable on their original maturity date of October 15, 2003. The 2003 Notes continue to be entitled to the cash allocable to the 2003 Notes remaining in a notes escrow account and continue to be secured in the assets of the Company, USI Global Corp., USI American Holdings, Inc. (collectively, the “Issuers”) and their subsidiaries as provided for in the indenture (the “Indenture”) dated as of October 27, 1998 among the Issuers, USI Atlantic Corp. and Bank One Trust Company, N.A., as amended by the first, second and third supplemental indentures. In conjunction with the Exchange Offer, the Company solicited consents to the amendment of (i) the equal and ratable provision and (ii) certain redemption provisions in a covenant in the Indenture. The amendment of the equal and ratable covenant contained in Section 1009 of the Indenture allowed the Company to distribute pro rata the amounts allocable to the tendering holders of the 2003 Notes on deposit in the notes escrow account to pay the cash consideration in respect of the Exchange Offer for the 2003 Notes and tender or exchange offer consideration in respect of tender or exchange offers for the 2003 Notes that may be made from time to time. Those who did not participate in the Exchange Offer (or decline to participate in any subsequent tender or exchange offer) remain entitled to their proportionate share of the funds which will remain in the notes escrow account. The revised redemption provisions provide that the 2005 Notes are redeemable, in whole or in part, at any time at the Company’s option (i) without premium or penalty using the 2005 Notes collateral amount and (ii) otherwise at the following percentages of the principal amount to be redeemed: (x) 103% to but not including the first anniversary of the date the 2005 Notes were issued; (y) 102% from the first anniversary of the issue date through December 30, 2004; and (z) 101% from December 31, 2004 to but not including the maturity date. The 2005 Notes are required to be redeemed without premium or penalty to the extent the 2005 Notes collateral amount equals or exceeds 10% of the outstanding aggregate principal amount of the 2003 Notes.

Offer to Purchase

On November 25, 2002, the Company completed an offer to purchase (the “Offer to Purchase”) up to $54,800,000 aggregate principal amount of 7-1/4% Senior Notes due 2006 (the “2006 Notes”). In conjunction with the Offer to Purchase, the Company solicited consents to the amendment of (i) the equal and ratable provision and (ii) the inclusion of an offer to purchase covenant in the indenture (the “2006 Indenture”) dated as of December 1, 1996 among the Issuers, USI Atlantic Corp. and Wells Fargo Bank Minnesota, N.A., as amended by the first, second, third and fourth supplemental indentures.

The amendment, which modified the equal and ratable covenant contained in Section 1007 of the 2006 Indenture, allowed the Company to distribute the aggregate cash consideration pro rata to the tendering holders in the Offer to Purchase and to pay tender or exchange offer consideration in tender or exchange offers for the 2006 Notes that may be made from time to time. The 2006 Notes that remain outstanding after the Offer to Purchase or any subsequent tender or exchange offer are still secured by the funds that remain in the notes escrow account.

The amendment to the 2006 Indenture also requires the Company to make an offer to purchase outstanding 2006 Notes at a purchase price equal to 100% of the principal amount to be redeemed, plus any accrued and unpaid interest, to the extent the cash balance in the notes escrow account equals or exceeds 10% of the outstanding principal amount of the 2006 Notes.

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits:

4.1	Third Supplemental Indenture to the 1998 Indenture dated as of November 8, 2002 among USI, USI American Holdings, Inc., USI Global Corp., as issuers, USI Atlantic Corp., as Guarantor, and Bank One Trust Company, N.A., as Trustee (filed as Exhibit 4.1 to the Company’s Report on Form 8-K filed on November 8, 2002)*

4.2	Fourth Supplemental Indenture to the 1996 Indenture, dated as of November 25, 2002, by and among USI, USI American Holdings, Inc., USI Global Corp., as issuers, USI Atlantic Corp., as Guarantor and Wells Fargo Bank Minnesota, N.A., as Trustee (filed as Exhibit 4.2(e) of the Form 10K filed December 24, 2002)*

10.1(a)	Waiver, dated as of October 30, 2002 to the Amendment, Restatement, General Provisions and Intercreditor Agreement dated as of August 15, 2002 and amended and restated as of September 23, 2002, among U.S. Industries, Inc., USI Global Corp., USI American Holdings, Inc., USI Atlantic Corp., Rexair Holdings, Inc., Rexair, Inc., and the other Subsidiaries of USI party thereto, Wilmington Trust Company, the individual named as the Individual Trustee, Bank of America, N.A., and the various bank and other lender parties thereto (filed as Exhibit 10.13(b) of the Form 10K filed December 24, 2002)*

10.1(b)	Amendment and Consent, dated as of October 30, 2002, to the Amendment, Restatement, General Provisions and Intercreditor Agreement dated as of August 15, 2002 and amended and restated as of September 23, 2002, among U.S. Industries, Inc., USI Global Corp., USI American Holdings, Inc., USI Atlantic Corp., Rexair Holdings, Inc., Rexair, Inc., and the other Subsidiaries of USI party thereto, Wilmington Trust Company, the individual named as the Individual Trustee, Bank of America, N.A. and the various bank and other lender parties thereto (filed as Exhibit 10.13(c) of the Form 10K filed December 24, 2002)*

10.2	Standstill Agreement dated as of December 5, 2002 between U.S. Industries, Inc. and Southeastern Asset Management, Inc. (filed as Exhibit 10.48 to the Form 10K filed December 24, 2002)*

*	Incorporated by reference.

b)	A Current Report on Form 8-K was filed on October 4, 2002, responsive to Item 5 regarding the amendment and extension of an exchange offer commenced in September 2002 involving the Company’s 7-1/8% Senior Notes due 2003.

A Current Report on Form 8-K was filed on October 22, 2002, responsive to Item 5 regarding consummation of an extension of the Company’s bank facilities.

A Current Report on Form 8-K was filed on October 24, 2002, responsive to Item 2 regarding the sale of SiTeco Lighting and responsive to Item 5 regarding the commencement of a tender offer involving the Company’s 7 1/4% Senior Notes due 2006.

A Current Report on Form 8-K was filed on November 4, 2002, responsive to Item 5 regarding an updated status of the exchange offer involving the Company’s 7-1/8% Senior Notes due 2003.

A Current Report on Form 8-K was filed on November 8, 2002, responsive to Item 5 regarding an updated status of the exchange offer involving the Company’s 7-1/8% Senior Notes due 2003.

A Current Report on Form 8-K was filed on November 25, 2002, responsive to Item 5 regarding an updated status of the exchange offer involving the Company’s 7-1/8% Senior Notes due 2003 and tender offer involving the Company’s 7 1/4% Senior Notes due 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. INDUSTRIES, INC.

Date: February 10, 2003	By:	/s/ Allan D. Weingarten Allan D. Weingarten Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Francisco V. Puñal Francisco V. Puñal Vice President and Controller (Principal Accounting Officer)

CERTIFICATION

I, David H. Clarke, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of U.S. Industries, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 10, 2003

/s/ DAVID H. CLARKE David H. Clarke Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

CERTIFICATION

I, Allan D. Weingarten, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of U.S. Industries, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 10, 2003

/s/ ALLAN D. WEINGARTEN Allan D. Weingarten Senior Vice President and Chief Financial Officer (Principal Financial Officer)