Form 10-Q
period 2003-03-29
US INDUSTRIES INC /DE
filed 2003-05-07
CIK 1056874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 1-14557

U.S. INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-3568449
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of May 1, 2003 U.S. Industries, Inc. had one class of common stock, of which 74,927,552 shares were outstanding.

U.S. INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

U.S. INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

Net sales	$283.8	$254.4	$549.7	$492.2
Operating costs and expenses:
Cost of products sold	201.0	174.0	385.4	338.8
Selling, general and administrative expenses	53.2	55.1	116.1	111.8
Restructuring charges	3.1	—	3.1	—

Operating income	26.5	25.3	45.1	41.6

Interest expense	(14.2)	(19.8)	(32.6)	(42.4)
Interest income	0.3	0.7	0.9	2.7
Other expense, net	(3.1)	(4.1)	(2.5)	(4.8)

Income (loss) before income taxes	9.5	2.1	10.9	(2.9)
(Provision) benefit for income taxes	(3.7)	—	9.4	—

Net income (loss) from continuing operations	5.8	2.1	20.3	(2.9)

Discontinued operations:
Income (loss) from operations (net of tax provision of $0.5 for the three months ended March 31, 2003)	0.8	0.9	—	(1.1)
Impairment loss (net of tax benefit of $6.5)	(39.9)	—	(39.9)	—

(Loss) income from discontinued operations	(39.1)	0.9	(39.9)	(1.1)

Net (loss) income	$(33.3)	$3.0	$(19.6)	$(4.0)

Earnings per share information:

(Loss) income per basic share:
Continuing operations	$0.08	$0.03	$0.27	$(0.04)
Discontinued operations	(0.53)	0.01	(0.53)	(0.01)

	$(0.45)	$0.04	$(0.26)	$(0.05)

(Loss) income per diluted share:
Continuing operations	$0.08	$0.03	$0.27	$(0.04)
Discontinued operations	(0.53)	0.01	(0.53)	(0.01)

	$(0.45)	$0.04	$(0.26)	$(0.05)

The accompanying notes are an integral part of these statements.

U.S. INDUSTRIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	March 31,	September 30,
	2003	2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17.5	$32.1
Restricted cash collateral accounts	5.9	142.9
Trade receivables, net	208.4	209.8
Inventories	169.9	163.7
Deferred income taxes	31.0	31.0
Assets held for sale	62.2	237.8
Income taxes receivable	—	37.5
Other current assets	22.6	24.0

Total current assets	517.5	878.8

Restricted cash collateral accounts	33.1	15.4
Property, plant and equipment, net	126.1	130.0
Pension assets	142.2	136.0
Insurance for asbestos claims	145.0	145.0
Other assets	39.2	34.7
Goodwill and other intangibles, net	303.0	303.2

	$1,306.1	$1,643.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$20.8	$15.3
Current maturities of long-term debt	31.3	275.9
Trade accounts payable	92.1	94.7
Income taxes payable	18.4	—
Liabilities associated with assets held for sale	23.4	78.6
Accrued expenses and other current liabilities	110.8	128.1

Total current liabilities	296.8	592.6

Long-term debt	491.0	516.9
Deferred income taxes	11.3	17.4
Asbestos claims	145.0	145.0
Other liabilities	133.0	133.5

Total liabilities	1,077.1	1,405.4
Commitments and contingencies
Stockholders’ equity	229.0	237.7

	$1,306.1	$1,643.1

The accompanying notes are an integral part of these statements.

U.S. INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six months ended
	March 31,

	2003	2002

OPERATING ACTIVITIES:
Net income (loss) from continuing operations	$20.3	$(2.9)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Depreciation and amortization	11.8	12.3
Amortization of deferred financing costs	6.3	3.4
Deferred income tax benefit	(14.5)	—
Gain on sale of excess real estate	(3.4)	—
Other, net	1.9	0.8
Changes in operating assets and liabilities	26.2	(31.8)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES OF CONTINUING OPERATIONS	48.6	(18.2)

Net loss from discontinued operations	(39.9)	(1.1)
Adjustments to reconcile the net loss from discontinued operations to net cash used in operating activities of discontinued operations:
Impairment loss	39.9	—
Change in net assets of discontinued operations	(21.7)	12.6

NET CASH (USED IN) PROVIDED BY DISCONTINUED OPERATIONS	(21.7)	11.5

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	26.9	(6.7)

INVESTING ACTIVITIES:
Proceeds from sale of businesses, net	103.8	143.1
Proceeds from sale of Strategic Notes, net	—	105.9
Purchases of property, plant and equipment	(5.5)	(7.9)
Proceeds from sale of excess real estate	10.8	—
Proceeds from sale of fixed assets	0.1	1.5
Other investing activities, net	—	1.1

NET CASH PROVIDED BY INVESTING ACTIVITIES	109.2	243.7

FINANCING ACTIVITIES:
Proceeds from long-term debt	16.4	42.3
Repayment of Restructured Facilities	(128.2)	(238.4)
Repayment of Senior Notes	(159.6)	—
Escrow deposits	(58.4)	(77.5)
Escrow withdrawals	178.1	—
Payment of financing fees	(8.9)	—
Proceeds from notes payable, net	5.4	3.5

NET CASH USED IN FINANCING ACTIVITIES	(155.2)	(270.1)
Effect of exchange rate changes on cash and cash equivalents	4.5	0.1

DECREASE IN CASH AND CASH EQUIVALENTS	(14.6)	(33.0)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	32.1	65.2

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$17.5	$32.2

The accompanying notes are an integral part of these statements.

U.S. INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions)
(unaudited)

Note 1-Basis of Presentation

U.S. Industries, Inc. (“USI” and, together with its subsidiaries, the “Company”) is a leading international producer of bath and plumbing products. The Company serves residential markets through Jacuzzi, Inc.; Sundance Spas, Inc.; Eljer Plumbingware, Inc. and related subsidiaries (“Jacuzzi”) and commercial/institutional markets through Zurn Industries, Inc. (“Zurn”). The Company also manufactures premium RAINBOW® vacuum cleaner systems through Rexair, Inc. (“Rexair”). Certain amounts in the prior period have been reclassified to reflect the discontinuance of certain operations (see Note 13) and to conform them to the presentation used in the current period in accordance with Statement of Financial Accounting Standards No. 144. In April 2003, the Board of Directors authorized, subject to the approval of the Company’s shareholders, a change in the name of U.S. Industries, Inc. to Jacuzzi Brands, Inc.

The Company operates on a 52- or 53-week fiscal year ending on the Saturday nearest to September 30. Any three or six month data contained in this Report on Form 10-Q reflects the results of operations for the 13-week and 26-week periods ended on the Saturday nearest March 31 of the respective year, but are presented as of March 31 for convenience. The Company’s condensed consolidated interim financial statements as of March 31, 2003 and for the 13-week and 26-week periods ending March 31, 2003 (also referred to as the “Second Quarter of 2003” and “First Half of 2003”, respectively) and March 31, 2002 (also referred to as the “Second Quarter of 2002” and “First Half of 2002”, respectively) are unaudited. However, in the Company’s opinion, these financial statements reflect all normal, recurring adjustments necessary to provide a fair presentation of its financial position, results of operations and cash flows for the periods presented. These interim financial statements are condensed, and thus, do not include all of the information and footnotes required by accounting principles generally accepted in the United States for presentation of a complete set of financial statements.

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

U.S. INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 3-Inventories

Inventories consist of the following:

	March 31,	September 30,
	2003	2002

Finished products	$109.9	$101.8
Work-in process	12.2	13.3
Raw materials	47.8	48.6

	$169.9	$163.7

Note 4-Goodwill and Other Intangible Assets

As of March 31, 2003, the Company had net goodwill of $229.4 million in the Bath & Plumbing segment, compared to $229.6 million as of September 30, 2002. The decrease in the goodwill balance is primarily due to exchange rate fluctuations. In connection with the Company’s decision to dispose of its swimming pool, pool equipment, hearth and water systems businesses, which were included in the Bath & Plumbing segment (see Note 13), the Company performed an interim impairment test for the remaining goodwill within the reporting unit. The fair value of the remaining portion of the reporting unit exceeded the adjusted carrying value.

Identifiable intangible assets, which are included in the Rexair segment, are comprised of:

	March 31, 2003		September 30, 2002

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortizable intangible assets	$0.9	$0.1	$0.9	$0.1
Non-amortizable intangible assets	72.8	—	72.8	—

Total identifiable intangible assets	$73.7	$0.1	$73.7	$0.1

Amortizable intangible assets consist of patented technology, which is being amortized over its 10-year useful life. Non-amortizable intangible assets include a trade name and distributor network.

Note 5-Long-Term Debt

Long-term debt consists of the following:

	March 31,	September 30,
	2003	2002

7.125% Senior Notes, net	$11.6	$249.5
7.25% Senior Notes, net	69.8	124.1
11.25% Senior Notes, net	133.4	—
Restructured Facilities, Rexair	62.6	92.8
Restructured Facilities, U.S. Industries	237.2	317.5
Other long-term debt	7.7	8.9

	522.3	792.8
Less current maturities	(31.3)	(275.9)

Long-term debt	$491.0	$516.9

Current maturities of long term debt include the estimated amount of net proceeds from the anticipated sales of the pool, pool equipment, hearth and water systems businesses which will be allocated to pay down debt.

At March 31, 2003, there was $403.2 million committed under the Company’s Restructured Facilities, of which $315.1 million was utilized and the balance of $88.1 million was available. Amounts utilized include $15.3 million of letters of credit outstanding at that date. Approximately $325.6 million of the commitment was for the USI Facility (excluding Rexair), of which approximately $251.8 million had been utilized (including letters of credit outstanding of $14.6 million) and the balance of $73.8 million was available. The Rexair Credit Facility had $77.6 million committed, of which $63.3 million had been utilized (including letters of credit outstanding of $0.7 million) and $14.3 million available for borrowing solely by Rexair. The Company also had letters of credit outstanding with other financial institutions totaling $30.9 million as of March 31, 2003. Approximately $15.1 million has been deposited in escrow for the benefit of the letters of credit holders.

U.S. INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 5-Long-Term Debt (continued)

The 11.25% Senior Notes were issued in the first quarter of 2003 as the result of an offer to exchange cash and notes with an interest rate of 11.25% payable December 31, 2005 for all outstanding 7.125% Notes due October 2003. In connection with the Exchange Offer, the Company also received consents from a majority of the 7.125% Note holders to amend the indenture to allow the cash deposited into the related cash collateral account to be used to pay the cash consideration in the Exchange Offer. Approximately $238.2 million or 95% of the 7.125% Notes were tendered and accepted for exchange. All Note holders who tendered their 7.125% Notes received an amount of cash and principal amount of New Notes that together equaled the principal amount of the 7.125% Notes tendered. The transaction resulted in $104.8 million paid to the Note holders from the 7.125% Notes escrow account, New Notes issued of $133.4 million and a gross balance remaining of 7.125% Notes amounting to $11.8 million. All other terms of the New Notes are substantially similar to those of the 7.125% Notes. A consent payment of $15 per $1,000 principal amount of the New Notes issued was paid out of the Company’s general working capital to all holders who delivered their consents, resulting in an additional payment to tendering note holders of approximately $2.0 million. These costs were capitalized and will be amortized over the term of the New Notes.

On October 24, 2002, the Company commenced an offer to purchase up to $54.8 million in aggregate principal amount of its outstanding 7.25% Notes due December 1, 2006. In the first quarter of 2003, an amount just shy of 100% of the 7.25% Notes were tendered and accepted for exchange. The transaction resulted in $54.8 million paid to the Note holders from the 7.25% Notes escrow account.

During the first quarter of 2003, the Company received funds of $16.6 million related primarily to the sale of excess real estate and an income tax refund. These funds were applied to reduce the Company’s funded and unfunded senior debt, including $4.0 million deposited into escrow accounts for the benefit of the holders of the Company’s Senior Notes and certain other creditors. In January 2003, the Company received funds totaling $48.3 million related primarily to a federal income tax refund, and in February 2003, the Company received $8.6 million upon granting a license to a non-related party for certain technology which had been the subject of patent litigation. These funds were also applied to reduce the Company’s funded and unfunded senior debt, including $20.4 million deposited into escrow accounts for the benefit of the holders of the Company’s Senior Notes and certain other creditors. The entire $8.6 million received upon the granting of the technology license was recognized as income in the second quarter of 2003 and was included in net sales in the Company’s Condensed Consolidated Statements of Operations.

In October 2002, the Restructured Facilities were amended, extending the maturity of the facilities to October 4, 2004. In conjunction with this amendment, the Company paid $6.9 million in fees. For more detailed information on these facilities (the “Restructured Facilities” or “Restructured Debt Facility”), refer to the Company’s Annual Report on Form 10-K for the year ended September 30, 2002. The Restructured Facilities require cumulative permanent reductions of the Company’s senior debt over the term of the facilities. In addition, the Senior Notes and Restructured Facilities contain various financial covenants as well as cross-default and cross-acceleration provisions.

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

Balance at September 30, 2002	$11.8
Warranty accrual	9.4
Cash payments	(6.8)
Translation	0.1

Balance at March 31, 2003	$14.5

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

The Company has sold a number of assets and operating entities over the last several years and has, on occasion, provided indemnifications for liabilities relating to product liability, environmental and other claims. The Company has recorded reserves totaling approximately $12.0 million as of March 31, 2003 for asserted and potential unasserted claims related to these liabilities.

Governmental Regulation

The Company’s operating units are subject to numerous foreign, federal, state and local laws and regulations concerning such matters as zoning, health and safety and protection of the environment. If the Company’s operating units violate or fail to completely comply with those laws and regulations, the Company could be fined or otherwise sanctioned by regulators.

Litigation

A number of present and former operating sites, or portions thereof, currently or previously owned and/or leased by current or former operating units of the Company have remedial and investigatory activities underway. In addition, the Company has been named as a Potentially Responsible Party (“PRP”) at a number of “superfund” sites pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 or comparable statutes. The Company accrues an amount for each case when the likelihood of an unfavorable outcome is probable and the amount of loss associated with such unfavorable outcome is reasonably estimable. As of March 31, 2003, the Company had accrued $10.2 million ($0.6 million accrued as current liabilities; $9.6 million as non-current liabilities), including $5.0 million for discontinued operations, for those environmental liabilities. The Company believes that the liability for such matters could reach $14.9 million if it included cases where the likelihood of an unfavorable outcome is only reasonably possible. For more detailed information regarding management’s assessment of this potential liability, refer to the Company’s Annual Report on Form 10-K for the year ended September 30, 2002.

In June 1998, the Company acquired Zurn Industries, Inc., which itself owned various subsidiaries (“Zurn”). Zurn is a wholly-owned subsidiary of the Company. Zurn, along with many other companies, is a co-defendant in numerous asbestos related lawsuits pending in the United States. Plaintiffs’ claims primarily allege personal injuries allegedly caused by exposure to asbestos used primarily in industrial boilers. Zurn did not manufacture asbestos or asbestos components but purchased it from other suppliers. As of March 31, 2003, the number of asbestos claims pending against Zurn was approximately 51,000.

U.S. INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 6-Commitments and Contingencies (continued)

Since Zurn received its first asbestos claim in the 1980’s, Zurn has settled, agreed to settle or otherwise disposed of approximately 96,000 asbestos claims. Zurn’s insurers have paid or have agreed to pay all settlement costs relating to these claims. Defense costs are currently being paid by Zurn’s insurers without eroding the coverage amounts of its insurance policies.

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

Zurn’s analysis of its available insurance to cover its potential asbestos liability is approximately $335 million. This total includes the remaining limits of $68 million in insurance coverage under certain excess policies which were a subject of a settlement of an action commenced by Zurn in the United States District Court of the Western District of Pennsylvania which sought, among other things, a declaration that the insurance coverage limits of certain excess policies provide $68 million in coverage. As part of the settlement, Zurn agreed to pay its insurer $5 million over four years. The first payment in the sum of $1.25 million was paid in March 2003.

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

Note 7-Comprehensive Income

The components of comprehensive income are as follows:

	Second Quarter		First Half
	2003	2002	2003	2002

(Loss) Net income	$(33.3)	$3.0	$(19.6)	$(4.0)
Foreign currency translation:
Adjustment arising during the period	2.3	(1.9)	7.8	(1.9)
Reclassification adjustment in earnings	2.1	—	2.1	—
Derivative instruments and hedging activities:
Fair value adjustment arising during period	—	—	—	(0.3)
Reclassification adjustment in earnings	—	0.7	—	1.1

Comprehensive (loss) income	$(28.9)	$1.8	$(9.7)	$(5.1)

U.S. INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 8 — Earnings Per Share

The Company’s basic and diluted weighted average number of common shares outstanding was 74.5 million and 73.6 million for the second quarter of 2003 and 2002, respectively. For the first half of 2003 and 2002, the Company’s weighted average number of common shares outstanding was 74.5 million and 73.5 million. The following shares were excluded from the Company’s computations of diluted earnings per share because they had an anti dilutive effect (in millions):

	Second Quarter		First Half

	2003	2002	2003	2002

Stock options exercised	4.9	6.1	4.9	6.1

Restricted stock vested	0.2	0.7	0.2	0.8

Note 9 — Employee Stock Options

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for its stock-based compensation plans. Thus, the Company uses the intrinsic value method to determine the compensation cost for its stock-based awards. The compensation cost that has been charged against income for Stock Plans was $0.5 million and $0.4 million for the second quarters of 2003 and 2002, respectively, and $0.6 million and $0.9 million for the first half of 2003 and 2002, respectively. No other compensation costs have been recognized under the Company’s stock-based compensation plans. Had compensation cost for awards under its stock-based compensation plans been determined using the fair value method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net (loss) income and (loss) income per share would have been reduced to the pro forma amounts presented below:

	Second Quarter		First Half
	2003	2002	2003	2002

	(in millions, except per share)
Net (loss) income:
As reported	$(33.3)	$3.0	$(19.6)	$(4.0)
Pro forma	(33.7)	2.4	(20.5)	(5.3)

Basic (loss) income per share:
As reported	$(0.45)	$0.04	$(0.26)	$(0.05)
Pro forma	(0.45)	0.03	(0.28)	(0.07)

Diluted (loss) income per share:
As reported	$(0.45)	$0.04	$(0.26)	$(0.05)
Pro forma	(0.45)	0.03	(0.28)	(0.07)

The fair value of each stock option granted is established on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants in the first half of 2003 and 2002.

•	expected volatility rates of 63% for 2003 and 58% for 2002

•	risk-free interest rates of 2.80% for 2003 and 4.85% for 2002

•	expected option lives of 4 years for both years

•	expected dividend yield of 0% for both years

Note 10-Income Taxes

During the first quarter 2003, the IRS completed its examination of the federal income tax returns for fiscal 1995 through 1997. As a result of the audit settlement, a tax benefit of $13.6 million was recorded. A substantial portion of the proposed adjustments derived from the spin-off of the Company from Hanson PLC in 1995. In the second quarter of 2003, the Company provided for taxes at a 39% effective rate on income from continuing operations and expects to use this rate through the remainder of fiscal 2003. During the first half of 2002, no income tax benefit was recorded for the loss from continuing operations because of the uncertainty of its ultimate realization.

U.S. INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 11 — Segment Data

The Company currently operates in two reportable business segments — Bath & Plumbing and Rexair. Prior period segment results have been restated to reflect the discontinuance of the swimming pools, pool equipment, hearth and water systems businesses. The following is a summary of the significant accounts and balances by segment, reconciled to the consolidated totals.

		Bath &			Consolidated
		Plumbing	Rexair	Corporate	Total

Net Sales
Second Quarter	2003	$257.4	$26.4	$—	$283.8
	2002	228.0	26.4	—	254.4
First Half	2003	497.2	52.5	—	549.7
	2002	439.2	53.0	—	492.2
Total Operating Income (Loss)
Second Quarter	2003	$27.3	$6.7	$(7.5)	$26.5
	2002	20.7	7.7	(3.1)	25.3
First Half	2003	43.6	12.7	(11.2)	45.1
	2002	36.6	15.3	(10.3)	41.6
Capital Expenditures
Second Quarter	2003	$2.0	$0.6	$—	$2.6
	2002	2.8	0.1	—	2.9
First Half	2003	4.5	1.0	—	5.5
	2002	7.7	0.2	—	7.9
Depreciation and Amortization
Second Quarter	2003	$4.8	$0.8	$0.5	$6.1
	2002	4.8	0.8	0.4	6.0
First Half	2003	9.5	1.6	0.7	11.8
	2002	9.8	1.5	1.0	12.3
Assets
As of March 31, 2003		$802.7	$114.3	$389.1	$1,306.1
As of September 30, 2002		760.7	117.3	765.1	1,643.1

The Company has experienced seasonality in its Bath & Plumbing segment. Sales are affected when weather affects outside construction and installation. Sales of outdoor spas and other products are also sensitive to weather conditions and tend to experience a decrease in sales during the fall and winter months (predominantly the first and second fiscal quarters).

Note 12 — Restructuring Reserves

In March 2003, the Company recorded $3.1 million in severance charges related to management changes at its corporate office. The charges consisted of $2.8 million in cash related charges and $0.3 million in non-cash related charges primarily associated with the accelerated vesting of restricted stock. Approximately $1.3 million of the cash charges were paid in the second quarter of 2003, while substantially all of the remaining balance will be paid in the third quarter of 2003. As of March 31, 2003, the Company has remaining accruals of $9.8 million for restructuring costs. The activity in the restructuring liability accounts by cost category is as follows:

	Lease and	Severance
	Contract Related	and Related	Total
	Accruals	Accruals	Accruals

Balance at September 30, 2002	$8.8	$0.6	$9.4
Fiscal 2003 charges	—	2.8	2.8
Cash payments	(0.7)	(1.7)	(2.4)

Balance at March 31, 2003	$8.1	$1.7	$9.8

U.S. INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 12 — Restructuring Reserves (continued)

Approximately $3.3 million of the reserves are included in the balance sheet caption “Accrued expenses and other current liabilities,” while the remaining $6.5 million are recorded in the balance sheet caption “Other liabilities.” The Company expects the remaining accruals to be paid with cash over the periods provided by the severance and lease agreements of two and five years, respectively.

Note 13 — Discontinued Operations

In March 2003, the Board of Directors approved the disposal of the Company’s swimming pool, pool equipment, hearth and water systems businesses. The disposals are expected to occur within the next twelve months. In connection with the disposal plans the Company recorded a charge of $39.9 million, which represents the difference between the historical net carrying value and the estimated net realizable value of the net assets of these businesses less costs to sell. The assets and liabilities of the discontinued businesses are included in assets held for sale and liabilities associated with assets held for sale, respectively.

These operations were previously included in the Company’s Bath & Plumbing segment. The operating results of these businesses are included in income (loss) from discontinued operations for all periods presented, in accordance with Statement of Financial Accounting Standards No. 144. Summarized results of these businesses are as follows:

	Second Quarter		First Half

	2003	2002	2003	2002

Net sales	$26.8	$22.2	$42.5	$39.9
Operating income (loss)	1.6	1.2	0.6	(0.5)

In accordance with EITF 87-24, the Company allocated a portion of its interest expense related to the Restructured Facilities to discontinued operations. Amounts allocated reflect the interest expense on the estimated amount of debt that will be repaid as a result of the disposal transaction. Amounts reclassified were $0.4 million and $0.2 million for the second quarters of 2003 and 2002, respectively and $0.7 million and $0.5 million for the first half of 2003 and 2002, respectively.

On December 28, 2001, the Board of Directors approved a formal Disposal Plan in connection with the Company’s obligation to pay debt amortization as set forth in the restructured debt agreements. The Disposal Plan called for the sale of five businesses— Ames True Temper, Selkirk, Lighting Corporation of America, Spear & Jackson and SiTeco Lighting. Assets held for sale and liabilities associated with assets held for sale at September 2002 include $171.2 million and $67.4 million, respectively, related to SiTeco Lighting, which was sold in October 2002 for $103.8 million. The other businesses were sold prior to the end of fiscal 2002 for a combined total of $388.2 million.

The operating results of these businesses were included in the Company’s expected loss on disposal, which was recorded in September 2001 and adjusted in fiscal 2002, in accordance with APB No. 30. These businesses reported sales of $226.7 million and $513.8 million, and operating income of $8.2 million and $19.7 million for the second quarter and first half of 2002, respectively. The SiTeco business reported sales of $7.7 million and an operating loss of $0.4 million in fiscal 2003 prior to its disposal in October 2002.

U.S. INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 13 — Discontinued Operations (continued)

The major classes of assets and liabilities classified as held for sale are as follows:

	March 31,	September 30,
	2003	2002

	(in millions)
Cash	$—	$16.7
Trade receivables, net	38.0	65.7
Inventories	24.2	52.8
Other current assets	—	5.5
Property, plant and equipment, net	—	63.5
Other assets	—	14.3
Goodwill	—	19.3

Assets held for sale	$62.2	$237.8

Trade accounts payable	7.0	16.1
Other current liabilities	12.4	28.3
Other liabilities	4.0	34.2

Liabilities associated with assets held for sale	$23.4	$78.6

Note 14 — Supplemental Joint Issuer and Guarantor Financial Information

The following pages represent the supplemental consolidating condensed financial statements of U.S. Industries, Inc. (“USI”), USI Global and USIAH which are the jointly obligated issuers of the Company’s Senior Notes, and USI Atlantic, which is the guarantor of the Notes, and their subsidiaries which are not guarantors of the Notes, as of March 31, 2003 and September 30, 2002 and for the three and six months ended March 31, 2003 and 2002, respectively. Certain of the other subsidiaries have pledged their stock and assets as collateral for the Senior Notes. Refer to the Company’s Annual Report on Form 10-K for the year ended September 30, 2002 with respect to certain security interests in favor of the holders of the Notes.

U.S. INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 14 — Supplemental Joint Issuer and Guarantor Financial Information (continued)

	Second Quarter 2003

		USI	USI		Other
	USI	Global	Atlantic	USIAH	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$—	$—	$283.8	$—	$283.8
Operating costs and expenses:
Cost of products sold	—	—	—	—	201.0	—	201.0
Selling, general and administrative expenses	4.2	—	—	—	49.0	—	53.2
Restructuring charges	3.1	—			—		3.1

Operating (loss) income	(7.3)	—	—	—	33.8	—	26.5
Interest expense	(10.1)	(2.4)	—	—	(1.7)	—	(14.2)
Interest income	0.1	—	—	—	0.2	—	0.3
Intercompany interest income (expense), net	4.7	(0.7)	—	—	(4.0)	—	—
Other expense, net	(0.4)	—	—	—	(2.7)	—	(3.1)
Other intercompany income (expense)	0.1	(12.7)	—	15.4	(2.8)	—	—
Minority interest income (expense)	(15.4)	—	—	15.4	—	—	—
Equity in earnings (losses) of investees, net	43.2	13.5	28.7	(2.1)	—	(83.3)	—

Income (loss) before income taxes and discontinued operations	14.9	(2.3)	28.7	28.7	22.8	(83.3)	9.5
Benefit from (provision for) income taxes	(9.1)	0.2	—	—	5.2	—	(3.7)

Income (loss) from continuing operations	5.8	(2.1)	28.7	28.7	28.0	(83.3)	5.8
Loss from discontinued operations	(39.1)	(39.1)	(39.1)	(39.1)	(39.1)	156.4	(39.1)

Net (loss) income	$(33.3)	$(41.2)	$(10.4)	$(10.4)	$(11.1)	$73.1	$(33.3)

	Second Quarter 2002

		USI	USI		Other
	USI	Global	Atlantic	USIAH	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$—	$—	$254.4	$—	$254.4
Operating costs and expenses:
Cost of products sold	—	—	—	—	174.0	—	174.0
Selling, general and administrative expenses	3.1	—	—	—	52.0	—	55.1

Operating (loss) income	(3.1)	—	—	—	28.4	—	25.3
Interest expense	(9.8)	(6.1)	—	—	(3.9)	—	(19.8)
Interest income	0.5	—	—	—	0.2	—	0.7
Intercompany interest income (expense), net	(7.4)	15.1	—	—	(7.7)	—	—
Other expense, net	(2.5)	—	—	—	(1.6)	—	(4.1)
Other intercompany income (expense)	—	(15.4)	—	15.4	—	—	—
Minority interest income (expense)	(13.8)	—	—	13.8	—	—	—
Equity in (losses) earnings of investees, net	38.2	7.1	29.9	0.7	—	(75.9)	—

Income before income taxes and discontinued operations	2.1	0.7	29.9	29.9	15.4	(75.9)	2.1
Provision (benefit) for income taxes	—	—	—	—	—	—	—

Income from continuing operations	2.1	0.7	29.9	29.9	15.4	(75.9)	2.1
Income from discontinued operations	0.9	0.9	0.9	0.9	0.9	(3.6)	0.9

Net income	$3.0	$1.6	$30.8	$30.8	$16.3	$(79.5)	$3.0

U.S. INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 14 — Supplemental Joint Issuer and Guarantor Financial Information (continued)

	First Half 2003

		USI	USI		Other
	USI	Global	Atlantic	USIAH	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$—	$—	$549.7	$—	$549.7
Operating costs and expenses:
Cost of products sold	—	—	—	—	385.4	—	385.4
Selling, general and administrative expenses	7.6	—	—	—	108.5	—	116.1
Restructuring charges	3.1	—	—	—	—	—	3.1

Operating (loss) income	(10.7)	—	—	—	55.8	—	45.1
Interest expense	(21.7)	(6.7)	—	—	(4.2)	—	(32.6)
Interest income	0.4	—	—	—	0.5	—	0.9
Intercompany interest income (expense), net	(6.7)	15.1		—	(8.4)	—	—
Other expense, net	(1.8)	—	—	—	(0.7)	—	(2.5)
Other intercompany income (expense)	0.1	(25.4)	—	30.8	(5.5)	—	—
Minority interest income (expense)	(30.8)	—	—	30.8	—	—	—
Equity in earnings (losses) of investees, net	77.4	15.7	55.5	(6.1)	—	(142.5)	—

Income (loss) before income taxes and discontinued operations	6.2	(1.3)	55.5	55.5	37.5	(142.5)	10.9
Benefit from (provision for) income taxes	14.1	(4.8)	—	—	0.1	—	9.4

Income (loss) from continuing operations	20.3	(6.1)	55.5	55.5	37.6	(142.5)	20.3
Loss from discontinued operations	(39.9)	(39.9)	(39.9)	(39.9)	(39.9)	159.6	(39.9)

Net (loss) income	$(19.6)	$(46.0)	$15.6	$15.6	$(2.3)	$17.1	$(19.6)

	First Half 2002

		USI	USI		Other
	USI	Global	Atlantic	USIAH	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$—	$—	$492.2	$—	$492.2
Operating costs and expenses:
Cost of products sold	—	—	—	—	338.8	—	338.8
Selling, general and administrative expenses	10.2	—	—	—	101.6	—	111.8

Operating (loss) income	(10.2)	—	—	—	51.8	—	41.6
Interest expense	(19.9)	(14.7)	—	—	(7.8)	—	(42.4)
Interest income	1.9	—	—	—	0.8	—	2.7
Intercompany interest income (expense), net	(14.6)	30.3	—	—	(15.7)	—	—
Other expense, net	(1.6)	—	—	—	(3.2)	—	(4.8)
Other intercompany income (expense)	—	(30.8)	—	30.8	—	—	—
Minority interest income (expense)	(29.2)	—	—	29.2	—	—	—
Equity in (losses) earnings of investees, net	70.7	10.2	55.0	(5.0)	—	(130.9)	—

(Loss) income before income taxes and discontinued operations	(2.9)	(5.0)	55.0	55.0	25.9	(130.9)	(2.9)
Provision (benefit) for income taxes	—	—	—	—	—	—	—

(Loss) income from continuing operations	(2.9)	(5.0)	55.0	55.0	25.9	(130.9)	(2.9)
Loss from discontinued operations	(1.1)	(1.1)	(1.1)	(1.1)	(1.1)	4.4	(1.1)

Net (loss) income	$(4.0)	$(6.1)	$53.9	$53.9	$24.8	$(126.5)	$(4.0)

U.S. INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 14 — Supplemental Joint Issuer and Guarantor Financial Information (Continued)

	At March 31, 2003

		USI	USI		Other
	USI	Global	Atlantic	USIAH	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$(0.1)	$—	$—	$—	$17.6	$—	$17.5
Restricted cash collateral accounts	5.9	—	—	—	—	—	5.9
Trade receivables, net	—	—	—	—	208.4	—	208.4
Inventories	—	—	—	—	169.9	—	169.9
Deferred income taxes	31.0	—	—	—	—	—	31.0
Assets held for sale	—	—	—	—	62.2	—	62.2
Other current assets	1.7	—	—	—	20.9	—	22.6

Total current assets	38.5	—	—	—	479.0	—	517.5
Restricted cash collateral accounts	33.1	—	—	—	—	—	33.1
Property, plant and equipment, net	0.5	—	—	—	125.6	—	126.1
Pension assets	74.1	—	—	—	68.1	—	142.2
Insurance for asbestos claims	—	—	—	—	145.0	—	145.0
Other assets	15.8	1.7	—	—	21.7	—	39.2
Goodwill and other intangibles, net	—	—	—	—	303.0	—	303.0
Investments in subsidiaries	1,141.9	794.0	721.5	622.7	—	(3,280.1)	—
Intercompany receivable (payable), net	(674.8)	(58.2)	—	221.1	511.9	—	—

Total assets	$629.1	$737.5	$721.5	$843.8	$1,654.3	$(3,280.1)	$1,306.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$—	$—	$—	$20.8	$—	$20.8
Current maturities of long-term debt	11.6	—	—	—	19.7	—	31.3
Trade accounts payable	—	—	—	—	92.1	—	92.1
Income taxes payable	2.9	—	—	—	15.5	—	18.4
Liabilities associated with assets held for sale	—	—	—	—	23.4	—	23.4
Accrued expenses and other current liabilities	22.4	2.0	—	—	86.4	—	110.8

Total current liabilities	36.9	2.0	—	—	257.9	—	296.8
Long-term debt	327.6	112.8	—	—	50.6	—	491.0
Minority interest	—	—	—	122.3	—	(122.3)	—
Deferred income taxes	1.3	—	—	—	10.0	—	11.3
Asbestos claims	—	—	—	—	145.0	—	145.0
Other liabilities	34.3	—	—	—	98.7	—	133.0

Total liabilities	400.1	114.8	—	122.3	562.2	(122.3)	1,077.1
Commitments and contingencies
Stockholders’ equity	229.0	622.7	721.5	721.5	1,092.1	(3,157.8)	229.0

Total liabilities and stockholders’ equity	$629.1	$737.5	$721.5	$843.8	$1,654.3	$(3,280.1)	$1,306.1

U.S. INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 14 — Supplemental Joint Issuer and Guarantor Financial Information (Continued)

	At September 30, 2002

		USI	USI		Other
	USI	Global	Atlantic	USIAH	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$0.3	$—	$—	$—	$31.8	$—	$32.1
Restricted cash collateral accounts	98.2	44.7	—	—	—	—	142.9
Trade receivables, net	—	—	—	—	209.8	—	209.8
Inventories	—	—	—	—	163.7	—	163.7
Deferred income taxes	47.0	(12.4)	—	—	(3.6)	—	31.0
Net assets held for sale	—	—	—	—	237.8	—	237.8
Income taxes receivable	37.2	—	—	—	0.3	—	37.5
Other current assets	5.8	0.2	—	—	18.0	—	24.0

Total current assets	188.5	32.5	—	—	657.8	—	878.8
Restricted cash collateral accounts	15.4	—	—	—	—	—	15.4
Property, plant and equipment, net	0.6	—	—	—	129.4	—	130.0
Pension assets	70.9	—	—	—	65.1		136.0
Insurance for asbestos claims	—	—	—	—	145.0		145.0
Other assets	5.8	2.0	—	—	26.9	—	34.7
Goodwill and other intangibles, net	—	—	—	—	303.2	—	303.2
Investments in subsidiaries	1,046.4	889.1	696.6	659.4	—	(3,291.5)	—
Intercompany receivable (payable), net	(573.1)	(8.2)	—	190.3	391.0	—	—

Total assets	$754.5	$915.4	$696.6	$849.7	$1,718.4	$(3,291.5)	$1,643.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$—	$—	$—	$15.3	$—	$15.3
Current maturities of long-term debt	198.0	54.5	—	—	23.4	—	275.9
Trade accounts payable	—	—	—	—	94.7	—	94.7
Liabilities associated with assets held for sale	—	—	—	—	78.6	—	78.6
Accrued expenses and other liabilities	32.2	3.9	—	—	92.0	—	128.1

Total current liabilities	230.2	58.4	—	—	304.0	—	592.6
Long-term debt	241.0	197.6	—	—	78.3	—	516.9
Minority interest	—	—	—	153.1	—	(153.1)	—
Deferred income taxes	5.2	—	—	—	12.2	—	17.4
Asbestos claims	—	—	—	—	145.0	—	145.0
Other liabilities	40.4	—	—	—	93.1	—	133.5

Total liabilities	516.8	256.0	—	153.1	632.6	(153.1)	1,405.4
Commitments and contingencies
Stockholders’ equity	237.7	659.4	696.6	696.6	1,085.8	(3,138.4)	237.7

Total liabilities and stockholders’ equity	$754.5	$915.4	$696.6	$849.7	$1,718.4	$(3,291.5)	$1,643.1

U.S. INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 14 — Supplemental Joint Issuer and Guarantor Financial Information (Continued)

	Six Months Ended March 31, 2003

		USI	USI		Other
	USI	Global	Atlantic	USIAH	Subsidiaries	Eliminations	Consolidated

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$2.7	$8.2	$—	$—	$16.0	$—	$26.9
INVESTING ACTIVITIES:
Proceeds from sale of businesses, net	—	—	—	—	103.8	—	103.8
Purchases of property, plant and equipment	—	—	—	—	(5.5)	—	(5.5)
Proceeds from sale of excess real estate	—	—	—	—	10.8	—	10.8
Proceeds from sale of fixed assets	—	—	—	—	0.1	—	0.1
Net transfers with subsidiaries	(13.6)	117.3	—	—	(174.0)	70.3	—

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(13.6)	117.3	—	—	(64.8)	70.3	109.2
FINANCING ACTIVITIES:
Proceeds from long-term debt	16.4	—	—	—	—	—	16.4
Repayment of Restructured Facilities	(11.8)	(85.0)	—	—	(31.4)	—	(128.2)
Repayment of Senior Notes	(104.8)	(54.8)	—	—	—	—	(159.6)
Escrow deposits	(58.4)	—	—	—	—	—	(58.4)
Escrow withdrawals	178.1	—	—	—	—	—	178.1
Payment of financing fees	(7.9)	—	—	—	(1.0)	—	(8.9)
Proceeds from notes payable, net	—	—	—	—	5.4	—	5.4
Net transfers with parent	—	13.6	—	—	56.7	(70.3)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	11.6	(126.2)	—	—	29.7	(70.3)	(155.2)
Effect of exchange rate changes on cash and cash equivalents	(1.1)	0.7	—	—	4.9	—	4.5

DECREASE IN CASH AND CASH EQUIVALENTS	(0.4)	—	—	—	(14.2)	—	(14.6)
Cash and cash equivalents at beginning of period	0.3	—	—	—	31.8	—	32.1

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$(0.1)	$—	$—	$—	$17.6	$—	$17.5

U.S. INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 14 — Supplemental Joint Issuer and Guarantor Financial Information (Continued)

	Six Months Ended March 31, 2002

		USI	USI		Other
	USI	Global	Atlantic	USIAH	Subsidiaries	Eliminations	Consolidated

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(47.7)	$(16.3)	$0.2	$—	$57.1	$—	$(6.7)
INVESTING ACTIVITIES:
Proceeds from sale of businesses, net	143.1	—	—	—	—	—	143.1
Proceeds from sale of Strategic Notes, net	105.9	—	—	—	—	—	105.9
Purchases of property, plant and equipment	—	—	—	—	(7.9)	—	(7.9)
Proceeds from sale of fixed assets	—	—	—	—	1.5	—	1.5
Net transfers with subsidiaries	(145.9)	75.6	—	—	—	70.3	—
Other investing activities, net	—	—	—	—	1.1	—	1.1

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	103.1	75.6	—	—	(5.3)	70.3	243.7
FINANCING ACTIVITIES:
Proceeds from long-term debt	38.3	—	—	—	4.0	—	42.3
Repayment of long-term debt	(15.0)	(180.0)	—	—	(43.4)	—	(238.4)
Escrow deposits	(77.5)	—	—	—	—	—	(77.5)
Proceeds from notes payable, net	—	—	—	—	3.5	—	3.5
Net transfers with parent	—	145.9	(0.2)	—	(75.4)	(70.3)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(54.2)	(34.1)	(0.2)	—	(111.3)	(70.3)	(270.1)
Effect of exchange rate changes on cash and cash equivalents	(1.0)	(25.2)	—	—	26.3	—	0.1

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	0.2	—	—	—	(33.2)	—	(33.0)
Cash and cash equivalents at beginning of period	(0.3)	—	—	—	65.5	—	65.2

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$(0.1)	$—	$—	$—	$32.3	$—	$32.2

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

Forward-looking information involves risks and uncertainties. This information is based on various factors and assumptions about future events that may or may not actually come true. As a result, the Company’s operations and financial results in the future could differ substantially from those the Company has discussed in the forward-looking statements in this Quarterly Report and other documents that have been filed with the Securities and Exchange Commission. In particular, various economic and competitive factors, including those outside the Company’s control, such as interest rates, foreign currency exchange rates, inflation rates, instability in domestic and foreign financial markets, acts of war, terrorist acts, consumer spending patterns, energy costs and availability, freight costs, availability of consumer and commercial credit, adverse weather, levels of residential and commercial construction, and changes in raw material costs, could cause the Company’s actual results during the remainder of 2003 and in future years to differ materially from those expressed in any forward-looking statement made in this Quarterly Report on Form 10-Q. All subsequent written and oral forward-looking statements attributable to the Company are expressly qualified in their entirety by the foregoing factors.

Results of Operations

General

U.S. Industries, Inc., together with its subsidiaries (the “Company”), manufactures and distributes consumer and industrial products. The Company has a Bath & Plumbing segment and a Rexair segment, which consists solely of the Rexair business.

In December 2001, the Company’s Board of Directors adopted a formal Disposal Plan in connection with the Company’s obligation to pay debt amortization. The Disposal Plan called for the sale of five businesses — Ames True Temper, Selkirk, Lighting Corporation of America, Spear & Jackson and SiTeco Lighting, during 2002. This Plan was completed with the sale of SiTeco Lighting in October 2002.

In the first half of 2003, the Board of Directors adopted a further formal disposal plan to dispose of the Company’s swimming pool, pool equipment, hearth and water systems businesses. The Company has no current plans to dispose of any of its remaining businesses. The results of operations classified as discontinued are excluded from the following discussions of the Company’s continuing operating results and are discussed separately under the caption, “Discontinued Operations.”

Overall

	Second Quarter		First Half
	2003	2002	2003	2002

Net Sales
Bath & Plumbing	$257.4	$228.0	$497.2	$439.2
Rexair	26.4	26.4	52.5	53.0

Total Net Sales	$283.8	$254.4	$549.7	$492.2

Operating Income
Bath & Plumbing	$27.3	$20.7	$43.6	$36.6
Rexair	6.7	7.7	12.7	15.3

	34.0	28.4	56.3	51.9
Corporate expenses	(4.4)	(3.1)	(8.1)	(10.3)
Restructuring charges	(3.1)	—	(3.1)	—

Total Operating Income	$26.5	$25.3	$45.1	$41.6

The Company’s overall sales increased $29.4 million or 11.6% in the second quarter of 2003 and $57.5 million or 11.7% in the first half of 2003, over the comparable prior year periods. Operating income for the second quarter of 2003 increased by $1.2 million or 4.7% and $3.5 million or 8.4% in the first half of 2003. These increases reflect the improved sales results experienced by our Bath & Plumbing segment and $8.6 million on the sale of a license for certain technology that had been the subject of patent litigation. The increases were partially offset by a $3.1 million charge related to the restructuring and consolidation of the Company’s corporate headquarters and a decrease in Rexair’s operating results.

Bath & Plumbing

Sales in the Bath & Plumbing segment increased by $29.4 million or 12.9% for the second quarter of 2003 and $58.0 million or 13.2% for the first half of 2003, respectively, in comparison with the prior year periods. The second quarter and first half of 2003 reflect sales increases in our domestic spa and U.K. bath product lines. The increase in domestic spas was the result of strong marketing efforts and an expanded specialty retail dealer base. The increase in the U.K. bath product lines was primarily attributable to additional sales to Focus and Homebase, two of the U.K.’s leading home center retailers. In March 2003, the Company entered into an agreement with Lowe’s Home Improvement Warehouse (“Lowes”), to be its principal supplier of stocked jetted tub products. This agreement is expected to increase sales of whirlpool bath and other products starting in the fourth quarter of 2003. Sales in the Company’s commercial and institutional product lines decreased slightly in the second quarter but remained ahead of 2002 year to date. The Company was able to achieve the increase in first half sales despite continued softness in U.S. commercial and institutional construction by enhancing its product offerings and implementing programs to increase its market share. Sales in the second quarter and first half of 2003 also increased because of the $8.6 million sale of a license for technology that had been the subject of patent litigation and the firming of the British pound and Euro against the dollar, which contributed $8.7 million to the second quarter and $13.6 million to the first half.

Operating income increased from $20.7 million (9.1% of sales) in the second quarter of 2002 to $27.3 million (10.6% of sales) in the second quarter of 2003. Operating income also increased from $36.6 million (8.3% of sales) in the first half of 2002 to $43.6 million (8.8% of sales) in the first half of 2003. The increase in operating income was primarily the result of the sales increases discussed above. The increase in margins as a percentage of sales is primarily the result of the $8.6 million sale of the technology license. Without the sale of the license, margins would have been $18.7 million (7.5% of sales) and $35.0 million (7.2% of sales) in the second quarter and first half, respectively. Operating income was adversely affected by reduced margins generated by the domestic whirlpool bath product lines. These reduced margins were primarily the result of labor inefficiencies and start up costs related to the Chino, CA plant, which became fully operational in the first quarter of 2003, the cost of further process improvements to enhance quality and future operating efficiencies, and start-up costs associated with the initial stocking of the Lowe’s stores. The labor inefficiencies in Chino and initial stocking expenses are expected to continue at reduced levels into the third and fourth quarter but are expected to be offset in the fourth quarter by increased volumes to be generated by the new Lowe’s business. Margins remained high for the European bath and the domestic commercial and institutional product lines, although there has been some softening as a result of weak demand in the European bath and domestic commercial and institutional plumbing markets. Overall operating income was also adversely affected by increases in certain insurance and retirement benefit expenses and was positively impacted by $1.3 million for the second quarter and $1.9 million for the first half as a result of foreign currency exchange rate fluctuations.

Rexair

The Rexair segment consists solely of the Rexair business, which the Company reacquired in August 2001. Rexair is a leading manufacturer of premium vacuum cleaner systems. Sales in the second quarter of 2003 were equal to those in the comparable prior year period. Sales in the first half of 2003 decreased by $0.5 million when compared to the prior year period. The decrease in the first half is the result of decreased unit sales in international markets during the first quarter partially offset by an increase in domestic unit sales. Domestic unit sales increased 3% in the first half due to various promotional programs aimed at increasing the number of domestic distributors and dealers. Unit sales in international markets increased during the second quarter as a result of positive trends experienced in certain European and Middle Eastern markets.

Operating income decreased from $7.7 million (29.2% of sales) in the second quarter of 2002 to $6.7 million (25.4% of sales) in the second quarter of 2003. Operating income also decreased from $15.3 million (28.9% of sales) in the first half of 2002 to $12.7 million (24.2% of sales) in the first half of 2003. The decrease in the second quarter and first half in gross dollars and as a percentage of sales is primarily due to decreased overhead absorption related to an inventory reduction program instituted in September 2002, the impact of a change in estimated reserves in the second quarter and first half of 2002, costs associated with the promotional programs mentioned above and the decrease in sales also discussed above. The inventory reduction program was concluded in December 2002 but had a negative carryover affect into the second quarter.

Corporate Expenses

Corporate expenses increased by $1.3 million in the second quarter of 2003 when compared to the prior year, primarily as a result of an increase in insurance costs and bank fees and the fact that the second quarter of 2003 included $1.1 million less pension income. The decrease in pension income reflects a reduction in the discount rate and expected rate of return on assets used when the Company valued the plans at the end of fiscal 2002. Pension income is expected to continue to have a negative impact on the comparison to the prior year for the remainder of fiscal 2003.

Corporate expenses decreased by $2.2 million in the first half of 2003 when compared to the first half of fiscal 2002. For the first half of 2003, pension income was approximately equal to the prior year as the negative impact discussed above was offset by the fact that the first quarter of 2002 did not benefit from additional income related to a pension asset retained following the disposition of a business in January 2002. The first half comparison of corporate expenses to the prior year also benefited from lower personnel related expenses due to a decrease in staff and lower professional fees in the first quarter of 2003 when compared to the first quarter of 2002.

Restructuring Charges

In April 2003, the Company’s Board of Directors authorized, subject to the approval of the Company’s shareholders, a change in the name of the corporation to Jacuzzi Brands, Inc. Management also initiated a restructuring and consolidation of the corporate headquarters that included a number of management changes and the relocation and consolidation of the Jacuzzi, Walnut Creek, California headquarters into its principal offices in West Palm Beach, Florida. The Company expects to record charges of approximately $9.2 million during fiscal 2003 related to these initiatives including the $3.1 million incurred in the second quarter of 2003. These charges are related primarily to employee severance, leases, moving expenses, corporate name change and other related consolidation costs.

Interest Income and Expense

The decrease in interest expense for the second quarter of 2003 and first half of 2003 compared to the respective prior year periods was largely due to a lower debt balance resulting from payments made to satisfy the permanent debt reductions of the Restructured Credit Facilities and working capital initiatives to improve cash flows which reduced debt balances.

The decrease in interest income in the second quarter of 2003 and the first half of 2003 is primarily due to the sale of the 12.5% Strategic Notes in January 2002.

Other expense, net

Other expense, net was $3.1 million in the second quarter of 2003 and $2.5 million in the first half of 2003. Other expense, net was $4.2 million in the second quarter of 2002 and $4.8 million for the first half of 2002. The decrease in other expenses for the quarter is due primarily to less professional fees associated with the Restructured Facilities. Included in other income in the first quarter of 2003 is a gain of $3.4 million on the sale of an excess property. The first quarter of 2002 included a gain on the sale of the Strategic Notes of $2.2 million.

Taxes

During the first quarter 2003, the IRS completed its examination of the federal income tax returns for fiscal 1995 through 1997. As a result of the audit settlement, a tax benefit of $13.6 million was recorded in the first quarter of 2003. A substantial portion of the proposed adjustments derived from the spin-off of the Company from Hanson plc in 1995. The Company expects to provide taxes at a 39% effective rate on income from continuing operations through the remainder of fiscal 2003. During the first quarter and first half of 2002, no income tax benefit was recorded for the loss from continuing operations because of the uncertainty of its ultimate realization.

Discontinued Operations

In March 2003, the Board of Directors adopted a formal disposal plan to dispose of the Company’s swimming pool, pool equipment, hearth and water systems businesses. In connection with the disposal plans the Company recorded a charge of $39.9 million, which represents the difference between the historical net carrying value and the estimated net realizable value of these businesses. These operations were previously included in the Company’s Bath & Plumbing segment. The operating results of these businesses are included in income (loss) from discontinued operations for all periods presented. Summarized results of these businesses are as follows:

	Second Quarter		First Half

	2003	2002	2003	2002

Net sales	$26.8	$22.2	$42.5	$39.9
Operating income (loss)	1.6	1.2	0.6	(0.5)

In accordance with EITF 87-24, the Company allocated a portion of its interest expense related to the Restructured Facilities to discontinued operations. Amounts allocated reflect the interest expense on the estimated amount of debt that will be repaid as a result of the disposal transaction. Amounts reclassified were $0.4 million and $0.2 million for the second quarters of 2003 and 2002, respectively and $0.7 million and $0.5 million for the first half of 2003 and 2002, respectively.

In December 2001, the Company’s Board of Directors adopted a formal Disposal Plan in connection with the Company’s obligation to pay debt amortization. The Disposal Plan called for the sale of five businesses — Ames True Temper, Selkirk, Lighting Corporation of America, Spear & Jackson and SiTeco Lighting, during 2002. The Company completed the sales of Ames True Temper in January 2002, Lighting Corporation of America in April 2002, Selkirk in June 2002, Spear & Jackson in September 2002 and SiTeco Lighting in October 2002.

The operating results of these businesses were included in the Company’s expected loss on disposal, which was recorded in September 2001 and adjusted in fiscal 2002, in accordance with APB No. 30. These businesses reported sales of $226.7 million and $513.8 million, and operating income of $8.2 million and $19.7 million for the second quarter and first half of 2002, respectively. The SiTeco business reported sales of $7.7 million and an operating loss of $0.4 million in fiscal 2003 prior to its disposal in October 2002.

Liquidity and Capital Resources

The Company’s primary sources of liquidity and capital resources are cash and cash equivalents, cash provided from operations and available borrowings under the Company’s Restructured Facilities. The Company expects to satisfy operating needs through operating cash flow and borrowings under the Company’s Restructured Facilities.

Net cash provided by operating activities of continuing operations was $48.6 million for the first half of 2003, compared to cash used of $18.2 million for the first half of 2002. The difference was primarily due to $53.9 million of income tax refunds received in the first half of fiscal 2003. The comparison was also impacted by improved operating results in the Bath & Plumbing segment, as discussed more fully in the Results of Operations section. The Company typically uses cash in the first half of the year due to the seasonality of the Jacuzzi and Zurn businesses. Sales are affected when weather affects outside construction and installation. Sales of outdoor spas and other products are also sensitive to weather conditions and tend to experience a decrease in sales during the fall and winter months (predominantly the first and second fiscal quarters).

Net cash used by discontinued operations in the first half of 2003 was $21.7 million as compared to the cash provided of $11.5 million for the first half of 2002. Lighting Corporation of America provided $28.1 million in cash during the first half of 2002. These companies were sold in April 2002. Also the recently discontinued swimming pool, pool equipment, hearth and water systems businesses used less cash in fiscal 2002 due to improved collections of receivables and initiatives to decrease inventories.

Net cash provided by investing activities of $109.2 million for the first half of 2003 consisted of net proceeds of $103.8 million from the sale of SiTeco Lighting and $10.8 million from the sale of excess real estate, partially offset by $5.5 million of capital expenditures. Net cash provided by investing activities of $243.7 million for the first half of 2002 consisted primarily of $143.1 million of net proceeds from the sale of Ames True Temper and $105.9 million net proceeds from the sale of the Strategic Notes, partially offset by $7.9 million of capital expenditures.

Net cash used in financing activities was $155.2 million for the first half of 2003, which consisted of net repayments of long-term debt and notes of $266.0 million, escrow deposits of $58.4 million, payments of financing fees of $8.9 million, offset by $178.1 million of withdrawals from the escrow accounts. The escrow deposits were made for the benefit of the holders of the Company’s Senior Notes and certain other creditors as required under the terms of the Restructured Facilities. Cash withdrawn from these accounts was used in the tender offers of the Notes (see further information below), as well as to pay down the Restructured Facilities as provided for in the amendment to the facilities. The financing fees were comprised of $2.0 million in consent fees related to the Exchange Offer on the 7.125% Notes and $6.9 million in costs related to the amendment of the Restructured Facilities. Net cash used in financing activities of $270.1 million for the first half of 2002 consisted of net repayments of long-term debt and notes of $192.6 million and escrow deposits of $77.5 million.

The Company’s share repurchase program has been suspended indefinitely, as the Restructured Facilities entered into on August 15, 2001 contain restrictions on the purchase of Company stock, dividends and other restrictive payments. In March 2001, the Company’s Board of Directors indefinitely suspended the Company’s quarterly payment of dividends.

In March 2003, the Company entered into an agreement with Lowe’s Home Improvement Warehouse, to be its principal supplier of stocked jetted tub products. This agreement is expected to increase sales of whirlpool bath and other products starting in the fourth quarter of 2003. As a result of this agreement, the Company expects to require approximately $12 million of additional cash to fund increased levels of working capital and to purchase in-store displays during the third and fourth quarters.

During the six months ended March 31, 2003, the Company paid approximately $2.4 million related to its restructuring plans, and expects to pay approximately $9.5 million in the next 12 months. Of these costs $7.7 million relates to the recent corporate restructuring plan discussed in the Corporate Expenses section of the MD&A and $1.8 million relates to the Company’s prior restructuring activities.

At March 31, 2003, there was $403.2 million committed under the Company’s Restructured Facilities, of which $315.1 million was utilized and the balance of $88.1 million was available. Amounts utilized include $15.3 million of letters of credit outstanding at that date. Approximately $325.6 million of the commitment was for the USI Facility (excluding Rexair), of which approximately $251.8 million had been utilized (including letters of credit outstanding of $14.6 million) and the balance of $73.8 million was available. The Rexair Credit Facility had $77.6 million committed, of which $63.3 million had been utilized (including letters of credit outstanding of $0.7 million) and $14.3 million available for borrowing solely by Rexair. The Company also had letters of credit outstanding with other financial institutions totaling $30.9 million as of March 31, 2003. Approximately $15.1 million has been deposited in escrow for the benefit of the letters of credit holders.

The 11.25% Senior Notes were issued in the first quarter of 2003 as the result of an offer to exchange cash and notes with an interest rate of 11.25% payable December 31, 2005 for all outstanding 7.125% Notes due October 2003. In connection with the Exchange Offer, the Company also received consents from a majority of the 7.125% Note holders to amend the indenture to allow the cash deposited into the related cash collateral account to be used to pay the cash consideration in the Exchange Offer. Approximately $238.2 million or 95% of the 7.125% Notes were tendered and accepted for exchange. All Note holders who tendered their 7.125% Notes received an amount of cash and principal amount of New Notes that together equaled the principal amount of the 7.125% Notes tendered. The transaction resulted in $104.8 million paid to the Note holders from the 7.125% Notes escrow account, New Notes issued of $133.4 million and a gross balance remaining of 7.125% Notes amounting to $11.8 million. All other terms of the New Notes are substantially similar to those of the 7.125% Notes. A consent payment of $15 per $1,000 principal amount of the New Notes issued was paid out of the Company’s general working capital to all holders who delivered their consents, resulting in an additional payment to tendering note holders of approximately $2.0 million. These costs were capitalized and will be amortized over the term of the New Notes.

On October 24, 2002, the Company commenced an offer to purchase up to $54.8 million in aggregate principal amount of its outstanding 7.25% Notes due December 1, 2006. In the first quarter of 2003, an amount just shy of 100% of the 7.25% Notes were tendered and accepted for exchange. The transaction resulted in $54.8 million paid to the Note holders from the 7.25% Notes escrow account.

During the first half of 2003, the Company received funds of $73.5 million related to the sale of excess real estate, income tax refunds and for granting a license for certain technology which had been the subject of patent litigation. These funds were applied to reduce the Company’s funded and unfunded senior debt, including $24.4 million deposited into escrow accounts for the benefit of the holders of the Company’s Senior Notes and certain other creditors.

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

Below is a summary of the Company’s contractual cash obligations as of March 31, 2003:

		Payments due in fiscal					Payments
							due
	Total	2003	2004	2005	2006	2007	Thereafter

Long-term debt	$522.3	$18.4	$20.1	$275.6	$134.9	$71.5	$1.8
Escrow deposits for Senior Notes	(23.6)	—	(5.9)	—	(11.4)	(6.3)	—
Notes payable	20.8	20.8	—	—	—	—	—
Operating leases	24.9	4.6	6.7	5.1	4.0	2.4	2.1

Total contractual cash obligations	$544.4	$43.8	$20.9	$280.7	$127.5	$67.6	$3.9

The Company’s commercial commitments consist of standby letters of credit, bankers’ acceptances and commercial letters of credit. Below is a summary of the Company’s commercial commitments as of March 31, 2003. Although they all expire in less than one year, the Company expects to renew almost all of them. The Company has escrow accounts totaling $15.1 million as of March 31, 2003 related to these commitments.

Standby Letters of Credit	$39.8
Bankers’ Acceptances	3.3
Commercial Letters of Credit	3.1

Total	$46.2

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

In the normal course of doing business, the Company is exposed to the risks associated with changes in interest rates and currency exchange rates. To limit the risks from such fluctuations, the Company has in the past, and may in the future, enter into hedging transactions that have been authorized pursuant to the Company’s policies, but does not engage in such transactions for trading purposes. Based on the Company’s overall exposure to interest rate changes, a hypothetical increase of 100 basis points across all maturities of its floating rate debt obligations would decrease the Company’s pre-tax earnings over the remaining six months of fiscal 2003 by approximately $1.6 million. The Company is also exposed to foreign currency exchange risk related to its international operations as well as its U.S businesses, which import or export goods. The Company has made limited use of financial instruments to manage these risks.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 6 to the Company’s Condensed Consolidated Financial Statements.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on February 20, 2003. At the meeting:

1.	The following persons were elected as Directors in Class II, to serve until the 2006 Annual Meeting of Stockholders or until their successors are elected and qualified:

Nominee	Votes For	Votes Withheld

William E. Butler	58,333,073	8,591,760
Ambassador Charles H. Price II	65,731,764	1,193,069
Royall Victor III	62,550,737	4,374,096
Thomas B. Waldin	65,805,572	1,119,261

The terms of the Directors of the Company in Class III and Class I will continue until the 2004 and 2005 Annual Meeting of Stockholders, respectively. The names of the Class III and Class I directors are included in, and incorporated by reference to, the Company’s definitive proxy statement for its 2003 Annual Meeting of Stockholders, which was filed with the SEC on January 7, 2003.

2.	The Company’s stockholders ratified the appointment of Ernst & Young LLP as the Company’s independent auditors for the 2003 fiscal year with 61,759,339 votes for, 4,191,171 votes against and 974,323 abstentions.

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits:
	10.1	Agreement and General Release dated February 21, 2003 by and between the Company and Dorothy E. Sander.
	99.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	A Current Report on Form 8-K was filed on February 12, 2003, responsive to Item 5 regarding the Company’s financial results for the first quarter of fiscal 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. INDUSTRIES, INC.

Date: May 7, 2003	By:	/s/ Jeffrey B. Park
Jeffrey B. Park
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

Date: May 7, 2003

/s/ DAVID H. CLARKE David H. Clarke Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

CERTIFICATION

I, Jeffrey B. Park, certify that:

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

Date: May 7, 2003

/s/ JEFFREY B. PARK Jeffrey B. Park Senior Vice President and Chief Financial Officer (Principal Financial Officer)