Form 10-Q/A
period 2003-03-29
US INDUSTRIES INC /DE
filed 2003-05-09
CIK 1056874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q of U.S. Industries, Inc. (the “Company”) for the quarterly period ended March 29, 2003 is being filed for the purpose of reclassifying $8.6 million from cost of goods sold to selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Operations for the second quarter and first half of fiscal 2003. Operating income, income from continuing operations, net income and all other items remain unchanged.

U.S. INDUSTRIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

U.S. INDUSTRIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

Net sales	$283.8	$254.4	$549.7	$492.2
Operating costs and expenses:
Cost of products sold	192.4	174.0	376.8	338.8
Selling, general and administrative expenses	61.8	55.1	124.7	111.8
Restructuring charges	3.1	—	3.1	—

Operating income	26.5	25.3	45.1	41.6

Interest expense	(14.2)	(19.8)	(32.6)	(42.4)
Interest income	0.3	0.7	0.9	2.7
Other expense, net	(3.1)	(4.1)	(2.5)	(4.8)

Income (loss) before income taxes	9.5	2.1	10.9	(2.9)
(Provision) benefit for income taxes	(3.7)	—	9.4	—

Net income (loss) from continuing operations	5.8	2.1	20.3	(2.9)

Discontinued operations:
Income (loss) from operations (net of tax provision of $0.5 for the three months ended March 31, 2003)	0.8	0.9	—	(1.1)
Impairment loss (net of tax benefit of $6.5)	(39.9)	—	(39.9)	—

(Loss) income from discontinued operations	(39.1)	0.9	(39.9)	(1.1)

Net (loss) income	$(33.3)	$3.0	$(19.6)	$(4.0)

Earnings per share information:

(Loss) income per basic share:
Continuing operations	$0.08	$0.03	$0.27	$(0.04)
Discontinued operations	(0.53)	0.01	(0.53)	(0.01)

	$(0.45)	$0.04	$(0.26)	$(0.05)

(Loss) income per diluted share:
Continuing operations	$0.08	$0.03	$0.27	$(0.04)
Discontinued operations	(0.53)	0.01	(0.53)	(0.01)

	$(0.45)	$0.04	$(0.26)	$(0.05)

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

U.S. INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 14 — Supplemental Joint Issuer and Guarantor Financial Information (continued)

	Second Quarter 2003

		USI	USI		Other
	USI	Global	Atlantic	USIAH	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$—	$—	$283.8	$—	$283.8
Operating costs and expenses:
Cost of products sold	—	—	—	—	192.4	—	192.4
Selling, general and administrative expenses	4.2	—	—	—	57.6	—	61.8
Restructuring charges	3.1	—			—		3.1

Operating (loss) income	(7.3)	—	—	—	33.8	—	26.5
Interest expense	(10.1)	(2.4)	—	—	(1.7)	—	(14.2)
Interest income	0.1	—	—	—	0.2	—	0.3
Intercompany interest income (expense), net	4.7	(0.7)	—	—	(4.0)	—	—
Other expense, net	(0.4)	—	—	—	(2.7)	—	(3.1)
Other intercompany income (expense)	0.1	(12.7)	—	15.4	(2.8)	—	—
Minority interest income (expense)	(15.4)	—	—	15.4	—	—	—
Equity in earnings (losses) of investees, net	43.2	13.5	28.7	(2.1)	—	(83.3)	—

Income (loss) before income taxes and discontinued operations	14.9	(2.3)	28.7	28.7	22.8	(83.3)	9.5
Benefit from (provision for) income taxes	(9.1)	0.2	—	—	5.2	—	(3.7)

Income (loss) from continuing operations	5.8	(2.1)	28.7	28.7	28.0	(83.3)	5.8
Loss from discontinued operations	(39.1)	(39.1)	(39.1)	(39.1)	(39.1)	156.4	(39.1)

Net (loss) income	$(33.3)	$(41.2)	$(10.4)	$(10.4)	$(11.1)	$73.1	$(33.3)

	Second Quarter 2002

		USI	USI		Other
	USI	Global	Atlantic	USIAH	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$—	$—	$254.4	$—	$254.4
Operating costs and expenses:
Cost of products sold	—	—	—	—	174.0	—	174.0
Selling, general and administrative expenses	3.1	—	—	—	52.0	—	55.1

Operating (loss) income	(3.1)	—	—	—	28.4	—	25.3
Interest expense	(9.8)	(6.1)	—	—	(3.9)	—	(19.8)
Interest income	0.5	—	—	—	0.2	—	0.7
Intercompany interest income (expense), net	(7.4)	15.1	—	—	(7.7)	—	—
Other expense, net	(2.5)	—	—	—	(1.6)	—	(4.1)
Other intercompany income (expense)	—	(15.4)	—	15.4	—	—	—
Minority interest income (expense)	(13.8)	—	—	13.8	—	—	—
Equity in (losses) earnings of investees, net	38.2	7.1	29.9	0.7	—	(75.9)	—

Income before income taxes and discontinued operations	2.1	0.7	29.9	29.9	15.4	(75.9)	2.1
Provision (benefit) for income taxes	—	—	—	—	—	—	—

Income from continuing operations	2.1	0.7	29.9	29.9	15.4	(75.9)	2.1
Income from discontinued operations	0.9	0.9	0.9	0.9	0.9	(3.6)	0.9

Net income	$3.0	$1.6	$30.8	$30.8	$16.3	$(79.5)	$3.0

U.S. INDUSTRIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 14 — Supplemental Joint Issuer and Guarantor Financial Information (continued)

	First Half 2003

		USI	USI		Other
	USI	Global	Atlantic	USIAH	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$—	$—	$549.7	$—	$549.7
Operating costs and expenses:
Cost of products sold	—	—	—	—	376.8	—	376.8
Selling, general and administrative expenses	7.6	—	—	—	117.1	—	124.7
Restructuring charges	3.1	—	—	—	—	—	3.1

Operating (loss) income	(10.7)	—	—	—	55.8	—	45.1
Interest expense	(21.7)	(6.7)	—	—	(4.2)	—	(32.6)
Interest income	0.4	—	—	—	0.5	—	0.9
Intercompany interest income (expense), net	(6.7)	15.1		—	(8.4)	—	—
Other expense, net	(1.8)	—	—	—	(0.7)	—	(2.5)
Other intercompany income (expense)	0.1	(25.4)	—	30.8	(5.5)	—	—
Minority interest income (expense)	(30.8)	—	—	30.8	—	—	—
Equity in earnings (losses) of investees, net	77.4	15.7	55.5	(6.1)	—	(142.5)	—

Income (loss) before income taxes and discontinued operations	6.2	(1.3)	55.5	55.5	37.5	(142.5)	10.9
Benefit from (provision for) income taxes	14.1	(4.8)	—	—	0.1	—	9.4

Income (loss) from continuing operations	20.3	(6.1)	55.5	55.5	37.6	(142.5)	20.3
Loss from discontinued operations	(39.9)	(39.9)	(39.9)	(39.9)	(39.9)	159.6	(39.9)

Net (loss) income	$(19.6)	$(46.0)	$15.6	$15.6	$(2.3)	$17.1	$(19.6)

	First Half 2002

		USI	USI		Other
	USI	Global	Atlantic	USIAH	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$—	$—	$492.2	$—	$492.2
Operating costs and expenses:
Cost of products sold	—	—	—	—	338.8	—	338.8
Selling, general and administrative expenses	10.2	—	—	—	101.6	—	111.8

Operating (loss) income	(10.2)	—	—	—	51.8	—	41.6
Interest expense	(19.9)	(14.7)	—	—	(7.8)	—	(42.4)
Interest income	1.9	—	—	—	0.8	—	2.7
Intercompany interest income (expense), net	(14.6)	30.3	—	—	(15.7)	—	—
Other expense, net	(1.6)	—	—	—	(3.2)	—	(4.8)
Other intercompany income (expense)	—	(30.8)	—	30.8	—	—	—
Minority interest income (expense)	(29.2)	—	—	29.2	—	—	—
Equity in (losses) earnings of investees, net	70.7	10.2	55.0	(5.0)	—	(130.9)	—

(Loss) income before income taxes and discontinued operations	(2.9)	(5.0)	55.0	55.0	25.9	(130.9)	(2.9)
Provision (benefit) for income taxes	—	—	—	—	—	—	—

(Loss) income from continuing operations	(2.9)	(5.0)	55.0	55.0	25.9	(130.9)	(2.9)
Loss from discontinued operations	(1.1)	(1.1)	(1.1)	(1.1)	(1.1)	4.4	(1.1)

Net (loss) income	$(4.0)	$(6.1)	$53.9	$53.9	$24.8	$(126.5)	$(4.0)

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

U.S. INDUSTRIES, INC.

Date: May 9, 2003	By:	/s/ Jeffrey B. Park
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

Date: May 9, 2003

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

Date: May 9, 2003

/s/ JEFFREY B. PARK Jeffrey B. Park Senior Vice President and Chief Financial Officer (Principal Financial Officer)