Form 10-Q
period 2003-06-28
JACUZZI BRANDS INC
filed 2003-08-12
CIK 1056874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2003

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 1-14557

JACUZZI BRANDS, INC.

(formerly U.S. Industries, Inc.)
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-3568449 (I.R.S. Employer Identification No.)

777 S. Flagler Drive; Suite 1108W
West Palm Beach, FL 33401
(Address of principal executive offices)

(561) 514-3838
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes [X] No [   ]

As of July 31, 2003 Jacuzzi Brands, Inc. had one class of common stock, of which 74,948,832 shares were outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATION
EX-4.1 Indenture
EX-10.1 Registration Rights Agreement
EX-10.2 Loan and Security Agreement
EX-10.3 Subsidiary Guaranty
EX-10.4 US pledge Agreement
EX-10.5 Intercreditor Agreement
EX-10.6 Class A Collateral Agreement
EX-10.7 Class B Collateral Agreement
EX-10.8 Class B Pledge Agreement
EX-10.9 Agency Agreement
EX-10.10 Employment Agreement - Devine
EX-10.11 Employment Agreement - Park
SECTION 906 CERTIFICATION OF C.E.O. & C.F.O.

JACUZZI BRANDS, INC.
(formerly U.S. Industries, Inc.)

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

JACUZZI BRANDS, INC. (F/K/A U.S. INDUSTRIES, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net sales	$315.5	$289.9	$865.2	$782.1
Operating costs and expenses:
Cost of products sold	221.4	194.6	599.2	535.3
Selling, general and administrative expenses	64.7	60.8	188.4	170.7
Restructuring and severance charges	5.2	6.4	8.3	6.4

Operating income	24.2	28.1	69.3	69.7
Interest expense	(14.3)	(17.3)	(46.9)	(59.7)
Interest income	0.4	0.6	1.3	3.3
Other expense, net	(1.0)	(2.4)	(3.5)	(7.2)

Income before income taxes and discontinued operations	9.3	9.0	20.2	6.1
(Provision) benefit for income taxes	(3.6)	(4.3)	5.8	(4.3)

Income from continuing operations	5.7	4.7	26.0	1.8

Discontinued operations:
(Loss) income from operations (net of tax benefit (provision) of $0.2, $(0.7), $0.2, and $(0.7), respectively)	(0.4)	2.3	(0.4)	1.2
(Loss) gain on disposals (net of tax benefit of $6.5 for the nine months ended June 30, 2003)	—	15.0	(39.9)	15.0

(Loss) income from discontinued operations	(0.4)	17.3	(40.3)	16.2

Net income (loss)	$5.3	$22.0	$(14.3)	$18.0

Earnings per share information:
Basic income (loss) per share:
Continuing operations	$0.08	$0.06	$0.35	$0.02
Discontinued operations	(0.01)	0.24	(0.54)	0.22

	$0.07	$0.30	$(0.19)	$0.24

Diluted income (loss) per share:
Continuing operations	$0.08	$0.06	$0.35	$0.02
Discontinued operations	(0.01)	0.24	(0.54)	0.22

	$0.07	$0.30	$(0.19)	$0.24

The accompanying notes are an integral part of these statements.

JACUZZI BRANDS, INC. (F/K/A U.S. INDUSTRIES, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	June 30,	September 30,
	2003	2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21.4	$32.1
Restricted cash collateral accounts	41.5	142.9
Trade receivables, net	233.9	209.8
Inventories	172.3	163.7
Deferred income taxes	32.1	31.0
Assets held for sale	11.8	237.8
Income taxes receivable	—	37.5
Other current assets	40.6	24.0

Total current assets	553.6	878.8
Restricted cash collateral accounts	—	15.4
Property, plant and equipment, net	129.2	130.0
Pension assets	145.7	136.0
Insurance for asbestos claims	145.0	145.0
Other assets	34.1	34.7
Goodwill, net	231.9	229.6
Other intangible assets, net	73.5	73.6

	$1,313.0	$1,643.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$21.7	$15.3
Current maturities of long-term debt	72.8	275.9
Trade accounts payable	103.3	94.7
Income taxes payable	12.7	—
Liabilities associated with assets held for sale	5.9	78.6
Accrued expenses and other current liabilities	122.0	128.1

Total current liabilities	338.4	592.6
Long-term debt	441.4	516.9
Deferred income taxes	10.7	17.4
Asbestos claims	145.0	145.0
Other liabilities	128.4	133.5

Total liabilities	1,063.9	1,405.4
Commitments and contingencies
Stockholders’ equity	249.1	237.7

	$1,313.0	$1,643.1

The accompanying notes are an integral part of these statements.

JACUZZI BRANDS, INC. (F/K/A U.S. INDUSTRIES, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine months ended
	June 30,

	2003	2002

OPERATING ACTIVITIES:
Income from continuing operations	$26.0	$1.8
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Depreciation and amortization	17.1	19.1
Amortization of deferred financing costs	8.1	5.2
Deferred income tax benefit	(15.0)	(0.5)
(Gain) loss on sale of excess real estate	(3.5)	(0.1)
Other, net	3.0	2.0
Changes in operating assets and liabilities, net	1.3	(41.6)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES OF CONTINUING OPERATIONS	37.0	(14.1)

(Loss) income from discontinued operations	(40.3)	16.2
Adjustments to reconcile (loss) income from discontinued operations to net cash (used in) provided by operating activities of discontinud operations:
Loss (gain) on disposals of discontinued operations	39.9	(15.0)
Change in net assets of discontinued operations	(8.8)	39.9

NET CASH (USED IN) PROVIDED BY DISCONTINUED OPERATIONS	(9.2)	41.1

NET CASH PROVIDED BY OPERATING ACTIVITIES	27.8	27.0

INVESTING ACTIVITIES:
Proceeds from sale of businesses, net	120.5	385.7
Proceeds from sale of Strategic Notes, net	—	105.9
Purchases of property, plant and equipment	(11.4)	(11.1)
Proceeds from sale of excess real estate	11.0	0.1
Proceeds from sale of fixed assets	0.1	1.5
Other investing activities, net	—	1.2

NET CASH PROVIDED BY INVESTING ACTIVITIES	120.2	483.3

FINANCING ACTIVITIES:
Proceeds from long-term debt	42.1	81.9
Repayment of Restructured Facilities	(162.0)	(479.6)
Repayment of Senior Notes	(159.6)	—
Escrow deposits	(60.9)	(148.6)
Escrow withdrawals	178.1	—
Payment of financing fees	(8.9)	—
Proceeds from notes payable, net	5.5	4.4

NET CASH USED IN FINANCING ACTIVITIES	(165.7)	(541.9)
Effect of exchange rate changes on cash and cash equivalents	7.0	11.8

DECREASE IN CASH AND CASH EQUIVALENTS	(10.7)	(19.8)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	32.1	65.2

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21.4	$45.4

The accompanying notes are an integral part of these statements.

JACUZZI BRANDS, INC. (F/K/A U.S. INDUSTRIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions)
(unaudited)

Note 1–Basis of Presentation

We manufacture and distribute a broad range of consumer and industrial products through our three business segments – Bath Products, Plumbing Products and Rexair. See Note 11 for changes made to our business segments. In April 2003, our Board of Directors authorized a change in the name of the corporation to Jacuzzi Brands, Inc., which was approved by stockholders on June 4, 2003.

We operate on a 52- or 53-week fiscal year ending on the Saturday nearest to September 30. Any three or nine month data contained in this Report on Form 10-Q reflects the results of operations for the 13-week and 39-week periods ended on the Saturday nearest June 30 of the respective year, but are presented as of June 30 for convenience. Our condensed consolidated interim financial statements as of June 30, 2003 and for the 13-week and 39-week periods ending June 30, 2003 (also referred to as the “Third Quarter of 2003” and “Year to Date 2003”, respectively) and June 30, 2002 (also referred to as the “Third Quarter of 2002” and “Year to Date 2002”, respectively) are unaudited. However, in our opinion, these financial statements reflect all normal, recurring adjustments necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. These interim financial statements are condensed, and thus, do not include all of the information and footnotes required by accounting principles generally accepted in the United States for presentation of a complete set of financial statements. The balance sheet at September 30, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Certain amounts have been reclassified in our prior year statements to conform them to the presentation used in the current year.

These interim results are not necessarily indicative of the results that should be expected for the full year. For a better understanding of the Company and our financial statements, the condensed interim financial statements should be read in conjunction with our audited financial statements for the year ended September 30, 2002, which are included in our 2002 Annual Report on Form 10-K, filed on December 24, 2002.

Note 2- New Accounting Pronouncements

In November 2002, the EITF reached a consensus on Issue 00-21, Multiple-Deliverable Revenue Arrangements (“EITF 00-21”). EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The consensus mandates how to identify whether goods or services or both which are to be delivered separately in a bundled sales arrangement should be accounted for separately because they are “separate units of accounting.” The guidance can affect the timing of revenue recognition for such arrangements, even though it does not change rules governing the timing or pattern of revenue recognition of individual items accounted for separately. The final consensus will be applicable to agreements entered into in fiscal years beginning after June 15, 2003 with early adoption permitted. Additionally, companies will be permitted to apply the consensus guidance to all existing arrangements as the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, Accounting Changes. We are assessing, but at this point do not believe the adoption of EITF 00-21 will have a material impact on our financial position or results of operations.

In January 2003, the FASB issued Interpretation Number 46, Consolidation of Variable Interest Entities (“FIN 46”). This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities. Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests. FIN 46 defines the concept of “variable interests” and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. We are assessing, but at this point do not believe the adoption will have a material impact on our financial position or results of operations.

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into

JACUZZI BRANDS, INC. (F/K/A U.S. INDUSTRIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions)
(unaudited)

Note 2-New Accounting Pronouncement (continued)

or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not believe the adoption of this Statement will have a material impact on our financial position or results of operations.

Note 3-Inventories

Inventories consist of the following:

	June 30,	September 30,
	2003	2002

Finished products	$110.1	$101.8
Work-in process	12.1	13.3
Raw materials	50.1	48.6

	$172.3	$163.7

Note 4-Goodwill and Other Intangible Assets

Net goodwill by reporting unit is as follows:

	June 30,	September 30,
	2003	2002

Bath Products	$106.1	$103.8
Plumbing Products	125.8	125.8

	$231.9	$229.6

In connection with our decision to dispose of our swimming pool, pool equipment, hearth and water systems businesses, which were included in our previously defined Bath & Plumbing segment (see Note 11), we performed an interim impairment test for the remaining goodwill within the reporting unit in accordance with SFAS No. 142. No impairment was indicated.

Identifiable intangible assets, which are included in the Rexair segment, are comprised of:

	June 30, 2003		September 30, 2002

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortizable intangible asset	$0.9	$0.2	$0.9	$0.1
Non-amortizable intangible assets	72.8	—	72.8	—

Total identifiable intangible assets	$73.7	$0.2	$73.7	$0.1

Amortizable intangible asset consists of patented technology, which is being amortized over its 10-year useful life. Non-amortizable intangible assets include $8.8 million and $64.0 million related to a trade name and distribution network, respectively.

The Company has been engaged in discussions with the Staff of the Securities and Exchange Commission (SEC) regarding the Company’s accounting for the intangible asset associated with the Rexair distribution network. The asset has a current carrying value of $64.0 million. The Company believes that the distribution network represents an indefinite-lived intangible asset based on the provisions of SFAS No. 142 and has, therefore, not recorded amortization expense associated with the asset. The SEC has challenged the Company’s position and has suggested that the asset should be accounted for as having a finite life. The SEC has also challenged the independent valuation used to assign value to the asset, which could result in a lower carrying value. The SEC also challenged the Company’s accounting treatment of approximately $17 million of transaction costs that were deferred in connection with the March 2000 sale of its interest in Rexair and were charged to operations upon the re-acquisition of Rexair in August 2001. The SEC has indicated that these costs should have been accounted for as a component of the cost of re-acquiring Rexair. Management believes that it has a reasonable basis and adequate support for the accounting it has employed for these matters.

If it is determined that the $17 million of transaction costs should be part of the reacquisition price of Rexair, the prior period financial statements beginning fiscal 2001 would require restatement. The restatement would reduce the reported loss from continuing operations from $183 million to $166 million and increase the intangible assets from $72 million to $89 million for fiscal 2001.

If it is determined that the distribution network is a finite-lived intangible asset, it would be amortized over the period of expected benefit. Assuming the current $64 million carrying value is amortized on a straight line basis over a life of 40 years, the Company would record annual amortization expense of $1.6 million or $0.02 per share. Additionally, if the carrying value were to be increased by the $17 million of transaction costs, the Company would record additional annual amortization expense of $0.4 million or $0.01 per share. If the Company’s required to amortize the asset over a shorter life, the resulting amortization expense would be greater. Due to the number of variables involved, the ultimate amount of amortization expense, if any, cannot be determined and could vary materially from the above amounts. The resulting change in life and carrying value could also potentially result in a restatement of the Company’s prior period financial statements.

Management intends to continue discussions with the SEC and the ultimate outcome of these matters cannot be determined at this point in time.

JACUZZI BRANDS, INC. (F/K/A U.S. INDUSTRIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 5-Long-Term Debt

Long-term debt consists of the following:

	June 30,	September 30,
	2003	2002

7.125% Senior Notes, net	$11.6	$249.5
7.25% Senior Notes, net	69.8	124.1
11.25% Senior Notes, net	133.4	—
Restructured Facilities, Rexair	59.0	92.8
Restructured Facilities, Jacuzzi Brands	232.7	317.5
Other long-term debt	7.7	8.9

	514.2	792.8
Less current maturities	(72.8)	(275.9)

Long-term debt	$441.4	$516.9

On July 15, 2003, we completed a comprehensive re-financing of our corporate debt by closing on the issuance of $380.0 million in aggregate principal amount of 9.625% Senior Secured Notes, as well as a new five-year $200.0 million asset-based revolving credit facility and a five-year $65.0 million term loan. The net proceeds from the Notes, together with the initial borrowings under the new credit facilities were used to repay the outstanding debt under our Restructured Facilities and fund the redemption of our 7.125% Senior Notes, 7.25% Senior Notes and 11.25% Senior Notes. In accordance with SFAS No. 6, a portion of the debt was classified as long term based on the terms of the new debt agreements. See Note 15 for more information.

The 11.25% Senior Notes were issued in the first quarter of 2003 as the result of an offer to exchange cash and notes with an interest rate of 11.25% payable December 31, 2005 for all outstanding 7.125% Notes due October 2003. In connection with the Exchange Offer, we also received consents from a majority of the 7.125% Note holders to amend the indenture to allow the cash deposited into the related cash collateral account to be used to pay the cash consideration in the Exchange Offer. Approximately $238.2 million or 95% of the 7.125% Notes were tendered and accepted for exchange. All Note holders who tendered their 7.125% Notes received an amount of cash and principal amount of 11.25% Notes that together equaled the principal amount of the 7.125% Notes tendered. The transaction resulted in the payment of $104.8 million in cash and the issuance of $133.4 million of 11.25% Senior Notes, leaving a gross balance of $11.8 million payable to the 7.125% Note holders who did not tender their Notes for exchange. The terms of the 11.25% Notes are substantially the same as those of the 7.125% Notes. A consent payment of $15 per $1,000 principal amount of the 11.25% Notes issued was paid out of our general working capital to all holders who delivered their consents, resulting in an additional payment to tendering Note holders of approximately $2.0 million.

Also in the first quarter of 2003, we offered to redeem a portion of each outstanding 7.25% Note due December 1, 2006 up to an aggregate principal amount of $54.8 million. Virtually all of the 7.25% Notes were tendered and accepted for redemption. The transaction resulted in $54.8 million paid to the Note holders from the 7.25% Notes escrow account.

On October 18, 2002, we completed the sale of SiTeco Lighting to funds advised by JPMorgan Partners, the private equity arm of JPMorgan Chase & Company. Net proceeds of approximately $103.8 million were applied to reduce our funded and unfunded senior debt, including $34.0 million deposited into escrow accounts for the benefit of the holders of our Senior Notes and certain other creditors. Also during the first quarter of 2003, we received funds of $16.6 million related primarily to the sale of excess real estate and an income tax refund. These funds were applied to reduce our funded and unfunded senior debt, including $4.0 million deposited into escrow accounts for the benefit of the holders of our Senior Notes and certain other creditors.

In January 2003, we received funds totaling $48.3 million related primarily to a federal income tax refund, and in February 2003, we received $8.6 million upon granting a license to a non-related party for certain technology which had been the subject of patent litigation. These funds were also applied to reduce our funded and unfunded senior debt, including $20.4 million deposited into escrow accounts for the benefit of the holders of our Senior Notes and certain other creditors. The entire $8.6 million received upon the granting of the technology license was recognized as income in the second quarter of 2003 and was included in net sales in our Condensed Consolidated Statements of Operations. In the third quarter of 2003, we completed the sales of our pool and pool equipment businesses as well as our hearth business. Net cash proceeds of approximately $16.7 million were applied to reduce our funded and unfunded senior debt.

JACUZZI BRANDS, INC. (F/K/A U.S. INDUSTRIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 5-Long-Term Debt (continued)

In October 2002, the Restructured Facilities were amended, extending the maturity of the facilities to October 4, 2004. In conjunction with this amendment, the Company paid $6.9 million in fees. For more detailed information on these facilities, refer to our Annual Report on Form 10-K for the year ended September 30, 2002. The Restructured Facilities required cumulative permanent reductions of our senior debt over the term of the facilities. In addition, the Senior Notes and Restructured Facilities contained various financial covenants as well as cross-default and cross-acceleration provisions. We fulfilled all of the requirements for cumulative permanent reductions and were in material compliance with the covenants through the time we paid all outstanding obligations of the facilities on July 15, 2003.

Note 6-Commitments and Contingencies

Warranties

We record a reserve for future warranty costs based on current unit sales, historical experience and management’s judgment regarding anticipated rates of warranty claims and cost per claim. The adequacy of the recorded warranty reserves is assessed each quarter and adjustments are made as necessary. The specific terms and conditions of the warranties vary depending on the products sold and the countries in which we do business. Changes in our warranty reserves during the period are as follows:

Balance at September 30, 2002	$11.8
Warranty accrual	12.1
Cash payments	(9.0)
Translation	0.1

Balance at June 30, 2003	$15.0

Guarantees & Indemnifications

We continue to guarantee the lease payments of an Ames True Temper master distribution center. The lease obligation will expire in 2015. The lease payments totaled $3.6 million for fiscal 2002, and increase by 2.25% each year thereafter. In connection with the sale of Ames True Temper in January 2002, we obtained a security interest and indemnification from Ames True Temper on the lease that would enable us to exercise remedies in the event of default.

We have sold a number of assets and operating entities over the last several years and have, on occasion, provided indemnifications for liabilities relating to product liability, environmental and other claims. We have recorded reserves totaling approximately $9.9 million as of June 30, 2003 for asserted and potential unasserted claims related to these liabilities.

Governmental Regulation

Our operating units are subject to numerous foreign, federal, state and local laws and regulations concerning such matters as zoning, health and safety and protection of the environment. If our operating units violate or fail to completely comply with those laws and regulations, we could be fined or otherwise sanctioned by regulators.

Litigation

A number of present and former operating sites, or portions thereof, currently or previously owned and/or leased by current or former operating units of the Company have remedial and investigatory activities underway. In addition, we have been named as a Potentially Responsible Party (“PRP”) at a number of “superfund” sites pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 or comparable statutes. We accrue an amount for each case when the likelihood of an unfavorable outcome is probable and the amount of loss associated with such unfavorable outcome is reasonably estimable. As of June 30, 2003, we had accrued $9.7 million ($0.7 million accrued as current liabilities; $9.0 million as non-current liabilities), including $4.4 million for discontinued operations, for those environmental liabilities. We believe that the liability for such matters could reach $15.0 million if it were to include cases where the likelihood of an unfavorable outcome is only reasonably possible. For more detailed information regarding management’s assessment of this potential liability, refer to our Annual Report on Form 10-K for the year ended September 30, 2002.

JACUZZI BRANDS, INC. (F/K/A U.S. INDUSTRIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 6-Commitments and Contingencies (continued)

In June 1998, we acquired Zurn Industries, Inc., which itself owned various subsidiaries (“Zurn”). Zurn is a wholly-owned subsidiary of the Company. Zurn, along with many other companies, is a co-defendant in numerous asbestos related lawsuits pending in the United States. Plaintiffs’ claims primarily allege personal injuries allegedly caused by exposure to asbestos used primarily in industrial boilers. Zurn did not manufacture asbestos or asbestos components but purchased it from other suppliers.

As of June 30, 2003, the number of asbestos claims pending against Zurn was approximately 58,000. These 58,000 claims were included in approximately 6,000 lawsuits, in which Zurn and an average of 100 other companies are named as defendants, and which cumulatively allege damages of approximately $12 billion against all defendants. Asbestos claims pending against Zurn as of September 30, 2000, September 30, 2001 and September 30, 2002 were approximately 38,000, 52,000 and 65,000, respectively. For the three months ending June 30, 2003, approximately 9,000 new asbestos claims were filed against Zurn. Asbestos claims filed against Zurn, and settled unfiled claims treated as if filed, for the twelve months ending September 30, 2001 and September 30, 2002 were approximately 34,000 and 31,000, respectively, and totaled approximately 29,000 for the nine months ending June 30, 2003.

Since Zurn received its first asbestos claim in the 1980’s, it has settled or agreed to settle approximately 86,000 and obtained dismissal of approximately 6,500 asbestos claims through June 30, 2003. These figures include settlement of approximately 16,000 claims and dismissal of approximately 1,000 claims during the period ended September 30, 2001; settlement of approximately 22,000 claims, including approximately 4,000 unfiled claims, and dismissals of approximately 3,000 claims during the period ended September 30, 2002; settlement of approximately 26,500 claims, including approximately 7,000 unfiled claims, and dismissal of approximately 2,500 claims during the nine-month period ended June 30, 2003; and settlement of approximately 500 claims and dismissal of approximately 500 claims during the three-month period ended June 30, 2003. Zurn’s insurers have paid or have agreed to pay all settlement costs relating to these claims. Defense costs are currently being paid by Zurn’s insurers without eroding the coverage amounts of its insurance policies, although a few policies that will be accessed in the future may count defense costs toward aggregate limits.

At September 30, 2002, Zurn and its actuarial consultant estimated that its potential liability for asbestos claims pending against it and for claims estimated to be filed through 2012 is approximately $145 million. This accrual comprises (i) $9.8 million in claims that had been settled but unpaid as of September 30, 2002; (ii) $58.2 million in proposed settlements of pending and future claims; and (iii) $76.9 million for other future claims. This estimate is based on the current and anticipated number of future asbestos claims, the timing and amounts of asbestos payments, the status of ongoing litigation and the potential impact of defense strategies and settlement initiatives. However, there are inherent uncertainties involved in estimating both the number of future asbestos claims as well as future settlement costs, and the actual liability could exceed Zurn’s estimate due to changes in law and other factors beyond our control. Zurn’s present estimate of its asbestos liability assumes (i) its recent vigorous defense strategy will enable it to reduce both its claim frequency and claim severity in the future; (ii) approximately 153,000 future asbestos claims; and (iii) Zurn’s insurers will continue to pay defense costs without eroding the coverage amounts of its insurance policies. While Zurn believes there is evidence, in recent claims settlements, for such an impact of a successful defense strategy, if the defense strategy ultimately is not successful, to the extent assumed by Zurn, the severity and frequency of asbestos claims could increase substantially above Zurn’s estimates. Further, while Zurn’s current asbestos liability is based on an estimate of claims through 2012, such liability may continue beyond 2012, and such liability could be substantial.

Zurn’s analysis of its available insurance to cover its potential asbestos liability is approximately $325 million. This total includes the remaining limits of $68 million in insurance coverage under certain excess policies which were a subject of a settlement of an action commenced by Zurn in the United States District Court for the Western District of Pennsylvania which sought, among other things, a declaration that the insurance coverage limits of certain excess policies provide $68 million in coverage. As part of the settlement, Zurn agreed to pay its insurer $5 million over four years. The first payment in the sum of $1.25 million was paid in March 2003, and we have agreed to secure the balance of the obligation with a letter of credit in the amount of $1.25 million.

JACUZZI BRANDS, INC. (F/K/A U.S. INDUSTRIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Zurn believes, based on its experience in defending and dismissing such claims and the amount of insurance coverage available, that it has sufficient insurance to cover the pending and reasonably estimable future claims. This conclusion was reached after considering Zurn’s experience in asbestos litigation, the insurance payments made to date by Zurn’s insurance carriers, existing insurance policies, the industry ratings of the insurers and the advice of insurance coverage counsel with respect to applicable insurance coverage law relating to the terms and conditions of those policies. After review of the foregoing with Zurn and its consultants, the Company believes that the resolution of Zurn’s pending and reasonably estimable asbestos claims will not have a material adverse effect on our financial condition, results of operations or cash flows.

Certain of our subsidiaries are defendants or plaintiffs in lawsuits that have arisen in the normal course of business. While certain of these matters involve substantial amounts, it is our opinion, based on the advice of counsel, that the ultimate resolution of such litigation will not have a material adverse effect on our financial condition, results of operations or cash flows.

Note 7-Comprehensive Income

The components of comprehensive income are as follows:

	Third Quarter		Year to Date
	2003	2002	2003	2002

Net income (loss)	$5.3	$22.0	$(14.3)	$18.0
Foreign currency translation:
Adjustment arising during the period	14.3	8.9	22.1	7.0
Reclassification adjustment in earnings	—	—	2.1	—
Derivative instruments and hedging activities:
Fair value adjustment arising during period	—	—	—	(0.3)
Reclassification adjustment in earnings	—	0.6	—	1.7

Comprehensive income	$19.6	$31.5	$9.9	$26.4

Note 8-Earnings Per Share

The information required to compute basic and diluted net income (loss) per share is as follows:

	Third Quarter		Year to Date
	2003	2002	2003	2002

Basic weighted average number of common shares outstanding	74.7	74.1	74.5	73.7

Shares issued upon assumed exercise of dilutive stock options	0.2	—	0.1	—

Diluted weighted average number of common shares outstanding	74.9	74.1	74.6	73.7

The following shares were excluded from our computations of diluted earnings per share because they had an anti-dilutive effect:

	Third Quarter		Year to Date
	2003	2002	2003	2002

Stock options	3.9	5.5	4.6	5.4
Restricted stock	0.2	0.4	0.2	0.7

JACUZZI BRANDS, INC. (F/K/A U.S. INDUSTRIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 9 – Employee Stock Options

We apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for our stock-based compensation plans. Thus, we use the intrinsic value method to determine the compensation cost for our stock-based awards. The compensation cost that has been charged against income for Stock Plans was $0.1 million and $1.3 million for the third quarters of 2003 and 2002, respectively, and $0.7 million and $2.2 million for year to date 2003 and 2002, respectively. No other compensation costs have been recognized under our stock-based compensation plans. Had compensation cost for awards under our stock-based compensation plans been determined using the fair value method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, our net income (loss) and income (loss) per share would have been reduced to the pro forma amounts presented below (in millions, except per share):

	Third Quarter		Year to Date
	2003	2002	2003	2002

Net income (loss):
As reported	$5.3	$22.0	$(14.3)	$18.0
Pro forma	5.0	21.8	(15.4)	16.5
Basic income (loss) per share:
As reported	$0.07	$0.30	$(0.19)	$0.24
Pro forma	0.07	0.29	(0.21)	0.22
Diluted income (loss) per share:
As reported	$0.07	$0.30	$(0.19)	$0.24
Pro forma	0.07	0.29	(0.21)	0.22

The fair value of each stock option granted is established on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants for year to date 2003 and 2002.

•	expected volatility rates of 65% for 2003 and 58% for 2002

•	risk-free interest rates of 2.67% for 2003 and 3.91% for 2002

•	expected option lives of 4 years for both years

•	expected dividend yield of 0% for both years

Note 10-Income Taxes

During the first quarter 2003, the IRS completed its examination of the federal income tax returns for fiscal 1995 through 1997. As a result of the audit settlement, a tax benefit of $13.6 million was recorded. A substantial portion of the proposed adjustments derived from the spin-off of the Company from Hanson plc in 1995. Excluding this adjustment, we provided for taxes at a 39% effective rate on income from continuing operations and expect to use this rate through the remainder of fiscal 2003. The tax provision recorded in the third quarter of 2002 was related to foreign and state tax obligations. We did not record a Federal tax provision for year to date 2002 because the tax effect of any income earned in the period would be offset by a reversal of the valuation allowance recorded during the year ended September 30, 2001.

Note 11-Segment Data

With the recent completion of its asset divestitures, which eliminated the Lighting and Lawn & Garden segments, we began transforming ourselves from a conglomerate to an operating company. As a result of the reorganization, we organized and combined the businesses within our former Bath & Plumbing segment into two distinct product lines, Bath Products and Plumbing Products. The Bath Products segment will focus primarily on the residential bath market. The Plumbing Products segment will focus primarily on the commercial and institutional plumbing markets. The Bath Products segment manufactures whirlpool baths, showers, sanitary ware, including sinks and toilets, and outdoor jetted spas. The Plumbing Products segment manufactures drains, flush valves, backflow preventers and other plumbing products. The Rexair segment manufactures premium vacuum cleaner systems sold through independent distributors in the direct sales retail channel. Prior period segment results have been restated to reflect these changes as well as the discontinuance of the swimming pools, pool equipment, hearth and water systems businesses. The following is a summary of the significant accounts and balances by segment, reconciled to the consolidated totals.

JACUZZI BRANDS, INC. (F/K/A U.S. INDUSTRIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 11—Segment Data (continued)

		Bath	Plumbing			Consolidated
		Products	Products	Rexair	Corporate	Total

Net Sales
Third Quarter	2003	$217.2	$73.2	$25.1	$—	$315.5
	2002	196.5	69.9	23.5	—	289.9
Year to Date	2003	584.5	203.1	77.6	—	865.2
	2002	518.0	187.6	76.5	—	782.1
Total Operating Income
Third Quarter	2003	$9.5	$15.2	$7.5	$(8.0)	$24.2
	2002	13.5	10.8	7.5	(3.7)	28.1
Year to Date	2003	17.2	45.8	20.2	(13.9)	69.3
	2002	20.4	32.3	22.8	(5.8)	69.7
Capital Expenditures
Third Quarter	2003	$4.5	$0.7	$0.7	$—	$5.9
	2002	2.6	0.6	—	—	3.2
Year to Date	2003	8.6	1.1	1.7	—	11.4
	2002	9.4	1.5	0.2	—	11.1
Depreciation and Amortization
Third Quarter	2003	$3.4	$1.3	$0.4	$0.2	$5.3
	2002	3.4	1.3	0.8	1.3	6.8
Year to Date	2003	10.2	4.0	2.0	0.9	17.1
	2002	10.4	4.1	2.3	2.3	19.1
Assets
As of June 30, 2003		$520.5	$258.9	$115.9	$417.7	$1,313.0
As of September 30, 2002		475.7	284.9	117.3	765.2	1,643.1

In connection with redefining our segments, goodwill of the former Bath & Plumbing reporting unit was allocated between the Bath Products and Plumbing Products reporting units based on their relative fair values. Subsequent to the reallocation, we performed an interim impairment test in accordance with SFAS No. 142. No impairment was indicated.

We have experienced seasonality in our Bath Products and Plumbing Products segments. Sales are affected when weather affects outside construction and installation. Sales of outdoor spas and other products are also sensitive to weather conditions and tend to experience a decrease in sales during the fall and winter months (predominantly the first and second fiscal quarters).

Note 12 — Restructuring Reserves

For year to date 2003, we recorded $8.3 million in charges (included in corporate expenses) related to the restructuring and consolidation of our corporate headquarters, as well as the change in our corporate name and severance of certain employees and executives. The restructuring and consolidation included a number of management changes and the relocation and consolidation of the Walnut Creek, California headquarters of Jacuzzi into our principal offices in West Palm Beach, Florida. This will result in the termination of seventeen employees from California and three employees from Florida. The charges consisted of $7.1 million in cash related charges and $1.2 million in non-cash related charges. As of June 30, 2003, we have remaining accruals of $13.4 million for restructuring costs, for the corporate headquarters restructuring discussed as well as restructuring initiatives in prior years. The activity in the restructuring liability accounts by cost category is as follows:

	Lease and	Severance
	Contract Related	and Related	Total
	Accruals	Accruals	Accruals

Balance at September 30, 2002	$8.8	$0.6	$9.4
Fiscal 2003 charges	0.7	6.4	7.1
Cash payments	(0.7)	(2.4)	(3.1)

Balance at June 30, 2003	$8.8	$4.6	$13.4

JACUZZI BRANDS, INC. (F/K/A U.S. INDUSTRIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 12 - Restructuring Reserves (continued)

Approximately $6.9 million of the reserves are included in the balance sheet caption “Accrued expenses and other current liabilities,” while the remaining $6.5 million are recorded in the balance sheet caption “Other liabilities.” We expect the remaining accruals to be paid with cash over the periods provided by the severance and lease agreements of two and five years, respectively.

Note 13- Discontinued Operations

In March 2003, the Board of Directors approved the disposal of the Company’s swimming pool, pool equipment, hearth and water systems businesses. During the third quarter we disposed of the swimming pool, pool equipment and hearth businesses in two separate transactions. The net cash proceeds from these transactions were $16.7 million. We expect to dispose of our water systems business within the next nine months. In connection with the disposal plans we recorded a charge of $39.9 million, which represented the difference between the historical net carrying value (including goodwill) and the estimated net realizable value of the net assets of the businesses, less costs to sell. The assets and liabilities of the water systems business are included in assets held for sale and liabilities associated with assets held for sale, respectively.

These discontinued businesses were previously included in our former Bath & Plumbing segment. The operating results of these businesses are included in income (loss) from discontinued operations for all periods presented, in accordance with Statement of Financial Accounting Standards No. 144. Summarized results of these businesses are as follows:

	Third Quarter		Year to Date

	2003	2002	2003	2002

Net sales	$10.5	$29.3	$53.0	$69.3
Operating income (loss)	(0.4)	3.2	0.2	2.7

In accordance with EITF 87-24, we allocated a portion of our interest expense related to the Restructured Facilities to discontinued operations. Amounts allocated reflect the interest expense on the estimated amount of debt that has or will be repaid as a result of the disposal transactions. Amounts reclassified were $0.2 million and $0.3 million for the third quarters of 2003 and 2002, respectively and $0.9 million and $0.8 million for year to date 2003 and 2002, respectively.

On December 28, 2001, the Board of Directors approved a formal Disposal Plan in connection with our obligation to pay debt amortization as set forth in the restructured debt agreements. The Disposal Plan called for the sale of five businesses - Ames True Temper, Selkirk, Lighting Corporation of America, Spear & Jackson and SiTeco Lighting. Assets held for sale and liabilities associated with assets held for sale at September 2002 include $171.2 million and $67.4 million, respectively, related to SiTeco Lighting, which was sold in October 2002 for $103.8 million. The other businesses were sold prior to the end of fiscal 2002 for a combined total of $388.2 million.

The operating results of these businesses were included in our expected loss on disposal, which was recorded in September 2001 and adjusted in fiscal 2002, in accordance with APB No. 30. These businesses reported sales of $130.5 million and $644.3 million, and operating income of $4.5 million and $24.2 million for the third quarter and year to date of 2002, respectively. The SiTeco business reported sales of $7.7 million and an operating loss of $0.4 million in fiscal 2003 prior to its disposal in October 2002.

JACUZZI BRANDS, INC. (F/K/A U.S. INDUSTRIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 13- Discontinued Operations (continued)

The major classes of assets and liabilities classified as held for sale are as follows:

	June 30,	September 30,
	2003	2002

Cash	$—	$16.7
Trade receivables, net	6.0	65.7
Inventories	5.7	52.8
Other current assets	0.1	5.5
Property, plant and equipment, net	—	63.5
Other assets	—	14.3
Goodwill	—	19.3

Assets held for sale	$11.8	$237.8

Trade accounts payable	2.0	16.1
Other current liabilities	2.5	28.3
Other liabilities	1.4	34.2

Liabilities associated with assets held for sale	$5.9	$78.6

Note 14-Supplemental Joint Issuer and Guarantor Financial Information

The following pages represent the supplemental consolidating condensed financial statements of Jacuzzi Brands Inc., (formerly U.S. Industries, Inc.) (“JBI”), USI Global Corp. (“USI Global”) and USI American Holdings, Inc. (“USIAH”), which are the jointly obligated issuers of the Company’s Senior Notes, and USI Atlantic Corp. (“USI Atlantic”), which is the guarantor of the Notes, and their subsidiaries which are not guarantors of the Notes, as of June 30, 2003 and September 30, 2002 and for the three and nine months ended June 30, 2003 and 2002, respectively. Certain of the other subsidiaries have pledged their stock and assets as collateral for the Senior Notes. Refer to the Company’s Annual Report on Form 10-K for the year ended September 30, 2002 with respect to certain security interests in favor of the holders of the Notes.

JACUZZI BRANDS, INC. (F/K/A U.S. INDUSTRIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 14-Supplemental Joint Issuer and Guarantor Financial Information (continued)

	Third Quarter 2003

		USI	USI		Other
	JBI	Global	Atlantic	USIAH	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$—	$—	$315.5	$—	$315.5
Operating costs and expenses:
Cost of products sold	—	—	—	—	221.4	—	221.4
Selling, general and administrative expenses	4.9	—	—	—	59.8	—	64.7
Restructuring and severance charges	5.2	—	—	—	—	—	5.2

Operating (loss) income	(10.1)	—	—	—	34.3	—	24.2
Interest expense	(10.3)	(2.3)	—	—	(1.7)	—	(14.3)
Interest income	0.1	—	—	—	0.3	—	0.4
Intercompany interest (expense) income, net	(7.1)	9.9	—	—	(2.8)	—	—
Other expense, net	—	—	—	—	(1.0)	—	(1.0)
Other intercompany income (expense)	0.3	(10.9)	—	15.4	(4.8)	—	—
Minority interest (expense) income	(15.4)	—	—	15.4	—	—	—
Equity in earnings (losses) of investees, net	38.7	10.3	33.5	2.7	—	(85.2)	—

Income (loss) before income taxes	(3.8)	7.0	33.5	33.5	24.3	(85.2)	9.3
Benefit from (provision for) income taxes	9.5	(4.3)	—	—	(8.8)	—	(3.6)

Income from continuing operations	5.7	2.7	33.5	33.5	15.5	(85.2)	5.7
Loss from discontinued operations	(0.4)	(0.4)	(0.4)	(0.4)	(0.4)	1.6	(0.4)

Net income	$5.3	$2.3	$33.1	$33.1	$15.1	$(83.6)	$5.3

	Third Quarter 2002

		USI	USI		Other
	JBI	Global	Atlantic	USIAH	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$—	$—	$289.9	$—	$289.9
Operating costs and expenses:
Cost of products sold	—	—	—	—	194.6	—	194.6
Selling, general and administrative expenses	5.9	—	—	—	54.9	—	60.8
Restructuring and severance charges	—	—	—	—	6.4	—	6.4

Operating (loss) income	(5.9)	—	—	—	34.0	—	28.1
Interest expense	(8.9)	(5.1)	—	—	(3.3)	—	(17.3)
Interest income	0.5	—	—	—	0.1	—	0.6
Intercompany interest income (expense), net	(7.3)	13.0	—	—	(5.7)	—	—
Other expense, net	(0.9)	—	—	—	(1.5)	—	(2.4)
Other intercompany income (expense)	—	(15.4)	—	15.4	—	—	—
Minority interest income (expense)	34.1	—	—	(34.1)	—	—	—
Equity in (losses) earnings of investees, net	(6.9)	47.4	21.2	39.9	—	(101.6)	—

Income before taxes	4.7	39.9	21.2	21.2	23.6	(101.6)	9.0
Provision for income taxes	—	—	—	—	4.3	—	4.3

Income from continuing operations	4.7	39.9	21.2	21.2	19.3	(101.6)	4.7
Income from discontinued operations	17.3	17.3	17.3	17.3	17.3	(69.2)	17.3

Net income	$22.0	$57.2	$38.5	$38.5	$36.6	$(170.8)	$22.0

JACUZZI BRANDS, INC. (F/K/A U.S. INDUSTRIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 14-Supplemental Joint Issuer and Guarantor Financial Information (continued)

	Year to Date 2003

		USI	USI		Other
	JBI	Global	Atlantic	USIAH	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$—	$—	$865.2	$—	$865.2
Operating costs and expenses:
Cost of products sold	—	—	—	—	599.2	—	599.2
Selling, general and administrative expenses	12.5	—	—	—	175.9	—	188.4
Restructuring charges	8.3	—	—	—	—	—	8.3

Operating (loss) income	(20.8)	—	—	—	90.1	—	69.3
Interest expense	(32.0)	(9.0)	—	—	(5.9)	—	(46.9)
Interest income	0.5	—	—	—	0.8	—	1.3
Intercompany interest (expense) income, net	(13.8)	25.0	—	—	(11.2)	—	—
Other expense, net	(1.8)	—	—	—	(1.7)	—	(3.5)
Other intercompany income (expense)	0.4	(36.3)	—	46.2	(10.3)	—	—
Minority interest (expense) income	(46.2)	—	—	46.2	—	—	—
Equity in earnings (losses) of investees, net	116.1	26.0	89.0	(3.4)	—	(227.7)	—

Income before income taxes and discontinued operations	2.4	5.7	89.0	89.0	61.8	(227.7)	20.2
Benefit from (provision for) income taxes	23.6	(9.1)	—	—	(8.7)	—	5.8

Income (loss) from continuing operations	26.0	(3.4)	89.0	89.0	53.1	(227.7)	26.0
Loss from discontinued operations	(40.3)	(40.3)	(40.3)	(40.3)	(40.3)	161.2	(40.3)

Net (loss) income	$(14.3)	$(43.7)	$48.7	$48.7	$12.8	$(66.5)	$(14.3)

	Year to Date 2002

		USI	USI		Other
	JBI	Global	Atlantic	USIAH	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$—	$—	$782.1	$—	$782.1
Operating costs and expenses:
Cost of products sold	—	—	—	—	535.3	—	535.3
Selling, general and administrative expenses	16.1	—	—	—	154.6	—	170.7
Restructuring and severance charges	—	—	—	—	6.4	—	6.4

Operating (loss) income	(16.1)	—	—	—	85.8	—	69.7
Interest expense	(28.8)	(19.8)	—	—	(11.1)	—	(59.7)
Interest income	2.4	—	—	—	0.9	—	3.3
Intercompany interest income (expense), net	(21.9)	43.3	—	—	(21.4)	—	—
Other expense, net	(2.5)	—	—	—	(4.7)	—	(7.2)
Other intercompany income (expense)	—	(46.2)	—	46.2	—	—	—
Minority interest income (expense)	4.9	—	—	(4.9)	—	—	—
Equity in (losses) earnings of investees, net	63.8	57.6	76.2	34.9	—	(232.5)	—

(Loss) income before income taxes and discontinued operations	1.8	34.9	76.2	76.2	49.5	(232.5)	6.1
Provision (benefit) for income taxes	—	—	—	—	4.3	—	4.3

(Loss) income from continuing operations	1.8	34.9	76.2	76.2	45.2	(232.5)	1.8
Loss from discontinued operations	16.2	16.2	16.2	16.2	16.2	(64.8)	16.2

Net (loss) income	$18.0	$51.1	$92.4	$92.4	$61.4	$(297.3)	$18.0

JACUZZI BRANDS, INC. (F/K/A U.S. INDUSTRIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 14-Supplemental Joint Issuer and Guarantor Financial Information (Continued)

	At June 30, 2003

		USI	USI		Other
	JBI	Global	Atlantic	USIAH	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$0.7	$—	$—	$—	$20.7	$—	$21.4
Restricted cash collateral accounts	41.5	—	—	—	—	—	41.5
Trade receivables, net	—	—	—	—	233.9	—	233.9
Inventories	—	—	—	—	172.3	—	172.3
Deferred income taxes	31.8	—	—	—	0.3	—	32.1
Assets held for sale	—	—	—	—	11.8	—	11.8
Other current assets	8.3	0.5	—	—	31.8	—	40.6

Total current assets	82.3	0.5	—	—	470.8	—	553.6
Property, plant and equipment, net	0.5	—	—	—	128.7	—	129.2
Pension assets	75.0	—	—	—	70.7	—	145.7
Insurance for asbestos claims	—	—	—	—	145.0	—	145.0
Other assets	11.0	1.0	—	—	22.1	—	34.1
Goodwill, net	—	—	—	—	231.9	—	231.9
Other intangibles, net	—	—	—	—	73.5	—	73.5
Investments in subsidiaries	1,155.3	832.5	766.1	636.5	—	(3,390.4)	—
Intercompany receivable (payable), net	(668.6)	(94.2)	—	236.5	526.3	—	—

Total assets	$655.5	$739.8	$766.1	$873.0	$1,669.0	$(3,390.4)	$1,313.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$—	$—	$—	$21.7	$—	$21.7
Current maturities of long-term debt	71.5	—	—	—	1.3	—	72.8
Trade accounts payable	—	—	—	—	103.3	—	103.3
Income taxes payable	2.7	—	—	—	10.0	—	12.7
Liabilities associated with assets held for sale	—	—	—	—	5.9	—	5.9
Accrued expenses and other current liabilities	28.5	0.7	—	—	92.8	—	122.0

Total current liabilities	102.7	0.7	—	—	235.0	—	338.4
Long-term debt	273.4	102.6	—	—	65.4	—	441.4
Minority interest	—	—	—	106.9	—	(106.9)	—
Deferred income taxes	0.8	—	—	—	9.9	—	10.7
Asbestos claims	—	—	—	—	145.0	—	145.0
Other liabilities	29.5	—	—	—	98.9	—	128.4

Total liabilities	406.4	103.3	—	106.9	554.2	(106.9)	1,063.9
Commitments and contingencies
Stockholders’ equity	249.1	636.5	766.1	766.1	1,114.8	(3,283.5)	249.1

Total liabilities and stockholders’ equity	$655.5	$739.8	$766.1	$873.0	$1,669.0	$(3,390.4)	$1,313.0

JACUZZI BRANDS, INC. (F/K/A U.S. INDUSTRIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 14-Supplemental Joint Issuer and Guarantor Financial Information (Continued)

	At September 30, 2002

		USI	USI		Other
	JBI	Global	Atlantic	USIAH	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$0.3	$—	$—	$—	$31.8	$—	$32.1
Restricted cash collateral accounts	98.2	44.7	—	—	—	—	142.9
Trade receivables, net	—	—	—	—	209.8	—	209.8
Inventories	—	—	—	—	163.7	—	163.7
Deferred income taxes	47.0	(12.4)	—	—	(3.6)	—	31.0
Net assets held for sale	—	—	—	—	237.8	—	237.8
Income taxes receivable	37.2	—	—	—	0.3	—	37.5
Other current assets	5.8	0.2	—	—	18.0	—	24.0

Total current assets	188.5	32.5	—	—	657.8	—	878.8
Restricted cash collateral accounts	15.4	—	—	—	—	—	15.4
Property, plant and equipment, net	0.6	—	—	—	129.4	—	130.0
Pension assets	70.9	—	—	—	65.1	—	136.0
Insurance for asbestos claims	—	—	—	—	145.0	—	145.0
Other assets	5.8	2.0	—	—	26.9	—	34.7
Goodwill, net	—	—	—	—	229.6	—	229.6
Other Intangibles, net	—	—	—	—	73.6	—	73.6
Investments in subsidiaries	1,046.4	889.1	696.6	659.4	—	(3,291.5)	—
Intercompany receivable (payable), net	(573.1)	(8.2)	—	190.3	391.0	—	—

Total assets	$754.5	$915.4	$696.6	$849.7	$1,718.4	$(3,291.5)	$1,643.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$—	$—	$—	$15.3	$—	$15.3
Current maturities of long-term debt	198.0	54.5	—	—	23.4	—	275.9
Trade accounts payable	—	—	—	—	94.7	—	94.7
Liabilities associated with assets held for sale	—	—	—	—	78.6	—	78.6
Accrued expenses and other liabilities	32.2	3.9	—	—	92.0	—	128.1

Total current liabilities	230.2	58.4	—	—	304.0	—	592.6
Long-term debt	241.0	197.6	—	—	78.3	—	516.9
Minority interest	—	—	—	153.1	—	(153.1)	—
Deferred income taxes	5.2	—	—	—	12.2	—	17.4
Asbestos claims	—	—	—	—	145.0	—	145.0
Other liabilities	40.4	—	—	—	93.1	—	133.5

Total liabilities	516.8	256.0	—	153.1	632.6	(153.1)	1,405.4
Commitments and contingencies
Stockholders’ equity	237.7	659.4	696.6	696.6	1,085.8	(3,138.4)	237.7

Total liabilities and stockholders’ equity	$754.5	$915.4	$696.6	$849.7	$1,718.4	$(3,291.5)	$1,643.1

JACUZZI BRANDS, INC. (F/K/A U.S. INDUSTRIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 14-Supplemental Joint Issuer and Guarantor Financial Information (Continued)

	Nine Months Ended June 30, 2003

		USI	USI		Other
	JBI	Global	Atlantic	USIAH	Subsidiaries	Eliminations	Consolidated

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(5.1)	$14.8	$—	$—	$18.1	$—	$27.8
INVESTING ACTIVITIES:
Proceeds from sale of businesses, net	—	—	—	—	120.5	—	120.5
Purchases of property, plant and equipment	—	—	—	—	(11.4)	—	(11.4)
Proceeds from sale of excess real estate	—	—	—	—	11.0	—	11.0
Proceeds from sale of fixed assets	—	—	—	—	0.1	—	0.1
Net transfers with subsidiaries	(8.6)	121.8	—	—	(183.5)	70.3	—

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(8.6)	121.8	—	—	(63.3)	70.3	120.2
FINANCING ACTIVITIES:
Proceeds from long-term debt	42.1	—	—	—	—	—	42.1
Repayment of Restructured Facilities	(31.8)	(95.2)	—	—	(35.0)	—	(162.0)
Repayment of Senior Notes	(104.8)	(54.8)	—	—	—	—	(159.6)
Escrow deposits	(60.9)	—	—	—	—	—	(60.9)
Escrow withdrawals	178.1	—	—	—	—	—	178.1
Payment of financing fees	(7.9)	—	—	—	(1.0)	—	(8.9)
Proceeds from notes payable, net	—	—	—	—	5.5	—	5.5
Net transfers with parent	—	8.6	—	—	61.7	(70.3)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	14.8	(141.4)	—	—	31.2	(70.3)	(165.7)
Effect of exchange rate changes on cash and cash equivalents	(0.7)	4.8	—	—	2.9	—	7.0

INCREASE IN CASH AND CASH EQUIVALENTS	0.4	—	—	—	(11.1)	—	(10.7)
Cash and cash equivalents at beginning of period	0.3	—	—	—	31.8	—	32.1

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$0.7	$—	$—	$—	$20.7	$—	$21.4

JACUZZI BRANDS, INC. (F/K/A U.S. INDUSTRIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 14-Supplemental Joint Issuer and Guarantor Financial Information (Continued)

	Nine Months Ended June 30, 2002

		USI	USI		Other
	JBI	Global	Atlantic	USIAH	Subsidiaries	Eliminations	Consolidated

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(59.5)	$(27.4)	$0.2	$—	$113.7	$—	$27.0
INVESTING ACTIVITIES:
Proceeds from sale of businesses, net	385.7	—	—	—	—	—	385.7
Proceeds from the sale of Strategic Notes, net	105.9	—	—	—	—	—	105.9
Purchases of property, plant and equipment	—	—	—	—	(11.1)	—	(11.1)
Proceeds from sale of excess real estate	—	—	—	—	0.1	—	0.1
Proceeds from sale of fixed assets	—	—	—	—	1.5	—	1.5
Net transfers with subsidiaries	(253.8)	76.4	—	—	107.1	70.3	—
Other investing activities, net	—	—	—	—	1.2	—	1.2

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	237.8	76.4	—	—	98.8	70.3	483.3
FINANCING ACTIVITIES:
Proceeds from long-term debt	81.9	—	—	—	—	—	81.9
Repayment of long-term debt	(110.0)	(290.0)	—	—	(79.6)	—	(479.6)
Escrow deposits	(148.6)	—	—	—	—	—	(148.6)
Proceeds from notes payable, net	—	—	—	—	4.4	—	4.4
Net transfers with parent	—	253.8	(0.4)	—	(183.1)	(70.3)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(176.7)	(36.2)	(0.4)	—	(258.3)	(70.3)	(541.9)
Effect of exchange rate changes on cash and cash equivalents	(0.3)	(12.8)	0.2	—	24.7	—	11.8

INCREASE IN CASH AND CASH EQUIVALENTS	1.3	0.0	—	—	(21.1)	—	(19.8)
Cash and cash equivalents at beginning of period	(0.3)	—	—	—	65.5	—	65.2

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1.0	$0.0	$—	$—	$44.4	$—	$45.4

JACUZZI BRANDS, INC. (F/K/A U.S. INDUSTRIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 15 – Subsequent Events

On July 15, 2003, we completed a comprehensive re-financing of our corporate debt by closing on the issuance of $380.0 million in aggregate principal amount of 9.625% Senior Secured Notes (the “Notes”), as well as a new five year $200.0 million asset based revolving credit facility and a five-year $65.0 million term loan (collectively the “Bank Facilities”). The net proceeds from the Notes, together with the initial borrowings under the Bank Facilities were used to repay the outstanding debt under our Restructured Facilities and fund the redemption of our 7.125% Senior Notes, 7.25% Senior Notes and 11.25% Senior Notes. Below is a pro forma presentation of our debt balances if the re-financing had taken place at June 30, 2003.

	Actual	Pro forma

7.125% Senior Notes, net	$11.6	$—
7.25% Senior Notes, net	69.8	—
11.25% Senior Notes, net	133.4	—
9.625% Senior Notes, net	—	380.0
Bank Facilities:
Asset-based facility	—	56.2
Term loan	—	65.0
Restructured Facilities:
Rexair	59.0	—
Jacuzzi Brands	232.7	—
Other long-term debt	7.7	7.7

	514.2	508.9
Less current maturities	(72.8)	(67.5)

Long-term debt	$441.4	$441.4

The pro forma balances are reduced by $41.5 million which was in escrow accounts for the Senior Note holders and other creditors at June 30, 2003, net of $36.2 million in transaction costs related to the new refinancing plus redemption premiums and accrued interest which will be paid on the 7.125%, 7.25% and 11.25% bonds.

The Restructured Facilities were paid down simultaneously with the closing of the new Bank Facilities and Notes, on July 15, 2003. Funds required for the redemption of the 7.125%, 7.25% and 11.25% Senior Notes were placed into an escrow account on July 15, 2003. These funds, totaling $243.2 million, will be used for the redemption of these Notes on August 14, 2003. The amount deposited reflects the principal, accrued interest, and estimated redemption premium payable to the Note Holders on August 14th. The redemption premium as well as all unamortized balances of previously capitalized fees and discounts associated with the 7.125%, 7.25% and 11.25% Senior Notes and the Restructured Facilities will be expensed in the fourth quarter of 2003, resulting in an estimated pre-tax charge of $19.3 million.

The net cash proceeds from the Notes were approximately $368.8 million after transaction fees. Transaction fees will be capitalized and amortized over the seven year term of the new Notes. The new Notes are due July 1, 2010 and pay interest semiannually on January 1st and July 1st of each year. They are subject to registration with the SEC pursuant to the Registration Rights Agreement.

Under the five year asset-based revolving credit facility we will be able to borrow up to $200.0 million subject to a borrowing base consisting of eligible accounts receivable and eligible inventory, plus eligible trademarks. The eligible trademarks will be included in the borrowing base only in the first two years of the facility. As of July 31, 2003, we had $153.3 million committed under the asset-based bank facility, of which we had utilized $93.4 million (including $50.6 million in letters of credit), leaving $59.9 million of availability. The interest rate under the facility is currently 2.25% over LIBOR or 0.25% over Prime. This rate will reset each quarter based on our Consolidated Leverage Ratio as defined in the agreement, and could range from 2.0% to 2.5% over LIBOR (“Applicable LIBOR Margin”). The $65.0 million term loan matures July 15, 2008 along with the asset-based facility and carries an interest rate of 5.0% over Prime with a minimum rate of 9.25%. We incurred approximately $7.4 million in transaction and professional fees associated with the Bank Facilities. These costs will be capitalized and amortized over the five year term of the facilities.

JACUZZI BRANDS, INC. (F/K/A U.S. INDUSTRIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 15 – Subsequent Events (continued)

The Bank Facilities require that we maintain certain consolidated fixed charged coverage, interest coverage and leverage ratios; comply with maximum annual capital expenditure limits and comply with other customary affirmative and negative covenants. There are also several fees including an unused commitment fee of 0.5% and a letter of credit fee equal to the Applicable LIBOR Margin and a fronting fee of 0.125% on all outstanding letters of credit. Mandatory prepayments of $10.0 million are required annually, which is amortized evenly over the twelve months. Additional prepayments are required for asset sale proceeds as well as an annual prepayment equal to 25% of our annual consolidated excess cash flow, as determined in the agreement. Prepayments under each of these circumstances would first be applied to the term loan facility.

Certain of our existing and future domestic restricted subsidiaries will guarantee the Notes, jointly and severally, on a senior basis. The Notes will be secured by a first-priority lien on and security interest in substantially all our domestic real property, plant and equipment (referred to as Notes Collateral). The Notes will also be secured by a second-priority lien on and security interest in the Bank Collateral which consists of existing and future domestic subsidiaries and 65% of the capital stock of, or other equity interest in, existing and future first-tier foreign subsidiaries and substantially all of the other assets (other than the assets that constitute Notes Collateral), in each case that are held by Jacuzzi Brands, Inc. or any of our subsidiary guarantors. Obligations under the Bank Facilities will be secured by a first priority lien on the Bank Collateral and a second priority lien on the Notes Collateral.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular amounts in millions)

Disclosure Concerning Forward-Looking Statements

In December 1995, the Private Securities Litigation Reform Act of 1995 (the “Act”) was enacted by the United States Congress. The Act, as amended, contains certain amendments to the Securities Act of 1933 and the Securities Exchange Act of 1934. These amendments provide protection from liability in private lawsuits for “forward-looking” statements made by public companies. We choose to take advantage of the “safe harbor” provisions of the Act.

This Quarterly Report on Form 10-Q contains both historical information and other information that may be used to infer future performance. Examples of historical information include our quarterly financial statements and the commentary on past performance contained in Management’s Discussion and Analysis. While we have specifically identified certain information as being forward-looking in the context of its presentation, we caution the reader that, with the exception of information that is clearly historical, all the information contained in this Quarterly Report on Form 10-Q should be considered to be “forward-looking statements” as referred to in the Act. Without limitation, when we use the words “believe,” “estimate,” “plan,” “expect,” “intend,” “anticipate,” “continue,” “project,” “probably,” “should” and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature.

Forward-looking information involves risks and uncertainties. This information is based on various factors and assumptions about future events that may or may not actually come true. As a result, our operations and financial results in the future could differ substantially from those we have discussed in the forward-looking statements in this Quarterly Report and other documents that have been filed with the Securities and Exchange Commission. In particular, various economic and competitive factors, including those outside our control, such as interest rates, foreign currency exchange rates, inflation rates, instability in domestic and foreign financial markets, acts of war, terrorist acts, outbreak of new diseases, consumer spending patterns, energy costs and availability, freight costs, availability of consumer and commercial credit, adverse weather, levels of residential and commercial construction and changes in raw material costs, could cause our actual results during the remainder of 2003 and in future years to differ materially from those expressed in any forward-looking statement made in this Quarterly Report on Form 10-Q. All subsequent written and oral forward-looking statements attributable to Jacuzzi Brands, Inc. and our subsidiaries are expressly qualified in their entirety by the foregoing factors.

Results of Operations

General

Jacuzzi Brands, Inc., together with our subsidiaries, manufactures and distributes consumer and industrial products. We redefined our business segments in fiscal 2003 to reflect changes made to our management structure and the way we evaluate our businesses (see Note 11 to our condensed consolidated financial statements). The Company now has three segments – Bath Products, Plumbing Products and Rexair.

The Board of Directors adopted a formal disposal plan to dispose of our swimming pool, pool equipment, hearth and water systems businesses in March 2003. We disposed of our pool and pool equipment businesses in May 2003 and our hearth business in June 2003. The results of operations classified as discontinued are excluded from the following discussions of our operating results and are discussed separately under the caption, “Discontinued Operations.”

The Company has been engaged in discussions with the Staff of the Securities and Exchange Commission (SEC) regarding the Company’s accounting for the intangible asset associated with the Rexair distribution network. The asset has a current carrying value of $64.0 million. The Company believes that the distribution network represents an indefinite-lived intangible asset based on the provisions of SFAS No. 142 and has, therefore, not recorded amortization expense associated with the asset. The SEC has challenged the Company’s position and has suggested that the asset should be accounted for as having a finite life. The SEC has also challenged the independent valuation used to assign value to the asset, which could result in a lower carrying value. The SEC also challenged the Company’s accounting treatment of approximately $17 million of transaction costs that were deferred in connection with the March 2000 sale of its interest in Rexair and were charged to operations upon the re-acquisition of Rexair in August 2001. The SEC has indicated that these costs should have been accounted for as a component of the cost of re-acquiring Rexair. Management believes that it has a reasonable basis and adequate support for the accounting it has employed for these matters.

If it is determined that the $17 million of transaction costs should be part of the reacquisition price of Rexair, the prior period financial statements beginning fiscal 2001 would require restatement. The restatement would reduce the reported loss from continuing operations from $183 million to $166 million and increase the intangible assets from $72 million to $89 million for fiscal 2001.

If it is determined that the distribution network is a finite-lived intangible asset, it would be amortized over the period of expected benefit. Assuming the current $64 million carrying value is amortized on a straight line basis over a life of 40 years, the Company would record annual amortization expense of $1.6 million or $0.02 per share. Additionally, if the carrying value were to be increased by the $17 million of transaction costs, the Company would record additional annual amortization expense of $0.4 million or $0.01 per share. If the Company’s required to amortize the asset over a shorter life, the resulting amortization expense would be greater. Due to the number of variables involved, the ultimate amount of amortization expense, if any, cannot be determined and could vary materially from the above amounts. The resulting change in life and carrying value could also potentially result in a restatement of the Company’s prior period financial statements.

Management intends to continue discussions with the SEC and the ultimate outcome of these matters cannot be determined at this point in time.

Overall

The following table presents our results of operations by segment for the periods indicated. Certain amounts reported for prior periods have been reclassified to conform to the current year’s presentation.

	Third Quarter		Year to Date
	2003	2002	2003	2002

	( in millions )
Net Sales
Bath Products	$217.2	$196.5	$584.5	$518.0
Plumbing Products	73.2	69.9	203.1	187.6
Rexair	25.1	23.5	77.6	76.5

Total Net Sales	$315.5	$289.9	$865.2	$782.1

Operating Income (Loss)
Bath Products	$9.5	$13.5	$17.2	$20.4
Plumbing Products	15.2	10.8	45.8	32.3
Rexair	7.5	7.5	20.2	22.8

	32.2	31.8	83.2	75.5
Corporate Expenses	(8.0)	(3.7)	(13.9)	(5.8)

Total Operating Income	$24.2	$28.1	$69.3	$69.7

Overall sales increased $25.6 million or 8.8% in the third quarter and $83.1 million or 10.6% for year to date 2003 over the comparable prior year periods. The results reflect sales increases in each of our operating segments, with the most significant increases achieved in our Bath segment. Also, fiscal 2003 year to date results of the Plumbing Products segment includes $8.6 million in sales recognized upon the granting of a license for certain technology that had been subject to patent litigation. Operating income decreased $3.9 million or 13.9% in the third quarter and $0.4 million or 0.6% for year to date 2003. Included in corporate expenses are $5.2 million and $8.3 million of restructuring and severance charges in the third quarter and year to date periods of 2003, respectively, related to the restructuring and consolidation of our corporate offices. The third quarter and year to date periods of 2002 includes restructuring charges of $6.4 million related to a lease obligation, closure of our Bath & Plumbing corporate office and management changes in the Bath segment. Of these charges, $2.4 million are included in the Bath Products segment and $4.0 million are recorded in the Plumbing Products segment. For additional information on all these charges see our discussion under “Restructuring and Severance Charges.” Excluding restructuring and severance charges, operating income decreased when compared to the prior periods. The decreases were primarily due to a decrease in operating results in the Bath segment as more fully described below.

Bath Products

Sales in the Bath Products segment increased by $20.7 million or 10.5% for the third quarter of 2003 and $66.5 million or 12.8% in the year to date period in comparison with the prior year periods. This was primarily the result of increased sales in the UK bath products and domestic spas in addition to the introduction of the Jacuzzi® whirlpool bath lines into Lowe’s homecenters and the Eljer® sink lines into Home Depot. The roll out of the Jacuzzi® whirlpool bath lines into Lowe’s homecenters was approximately 70% complete by the end of the third quarter and is expected to be completed by the end of the fiscal year. The higher sales in UK bath products is due to increased sales to Focus and Homebase, two of the UK’s leading home center retailers. The increase in domestic spas sales was due to strong sales of the Jacuzzi Premium and Sweetwater brands. These increases offset some weakness in the domestic wholesale sales channel caused by an unusually wet spring. We do not expect the weakness in the wholesale business to continue into the fourth quarter. Sales also benefited by $8.6 million in the third quarter and $22.0 million year to date from firming of the British pound and the Euro against the US dollar.

Operating income of $13.5 million and $20.4 million for the third quarter and year to date periods of 2002 included $2.4 million of restructuring and severance charges. Operating income for the third quarter and year to date decreased as favorable sales volume was offset by a decrease in overall margins resulting from higher insurance costs, increased marketing expenses, escalating costs associated with our cast iron and sanitary ware business and costs related to the Lowe’s roll out. In addition, the reduced wholesale sales caused an unfavorable mix because margins generated by the domestic wholesale channel are among the highest of all the Bath lines of business. The higher insurance costs are primarily due to an increase in workers compensation costs in our southern California manufacturing facilities. Year to date earnings were also affected by the move to a new plant in Chino, CA, and costs incurred to implement process improvements designed to improve quality and efficiency at the new plant. Favorable exchange rates improved earnings by $1.5 million for the quarter and $3.4 million year to date.

Plumbing Products

Sales in the Plumbing Products segment increased by $3.3 million or 4.7% for the third quarter and $15.5 million or 8.3% for year to date periods in 2003 in comparison with the prior year periods. Year to date 2003 includes $8.6 million from the sale of a license for technology that had been the subject of patent litigation. Without these revenues, sales still remained ahead of 2002 in both the quarter and year to date periods despite continued softness in the U.S. commercial and institutional construction market. This was accomplished by enhancing product offerings and implementing programs to increase market share.

Operating income increased from $10.8 million in the third quarter of 2002 to $15.2 million in the third quarter of 2003. The increase was the result of higher sales and the fact that the third quarter of 2002 included $4.0 million in restructuring charges. Operating income in the year to date period increased from $32.3 million to $45.8 million because of higher sales, the $8.6 million sale of the technology license and the $4.0 million in restructuring charges incurred in 2002.

Rexair

Sales increased by $1.6 million (6.8%) and $1.1 million (1.4%) in the third quarter and year to date periods of 2003, respectively, compared to the prior year periods. Current year sales were positively impacted by more favorable pricing. For the quarter, unit sales were down both in the domestic (by 2.3%) and international (by 2.7%) markets. Year to date unit sales still remain above prior year in the domestic market but are below prior year in the international market, while overall unit sales are still over prior year. International sales were impacted by decreased sales in the European market partially offset by increases primarily in the Middle East and Latin America.

Operating income remained stable at $7.5 million, or 31.9% of sales in the third quarter of 2002 versus 29.9% of sales in the third quarter of 2003. The decrease as a percentage of sales was primarily due to a cutback in expenses related to management incentive programs in the third quarter of 2002. For the year to date period, operating income decreased from $22.8 million (29.8% of sales) in 2002 to $20.2 million (26.0% of sales) in 2003. Operating income in the 2003 year to date period was impacted by decreased overhead absorption of approximately $1.0 million related to an inventory reduction program, a change in estimated reserves during 2002, as well as increased costs associated with promotional programs in fiscal 2003.

Corporate Expenses

Corporate expenses increased by $4.3 million and $8.1 million for the third quarter and year to date periods of 2003, respectively, in comparison with the prior periods. Included in the third quarter and year to date periods of 2003 were restructuring costs of $5.2 million and $8.3 million, respectively (see “Restructuring and Severance Charges” section below). Excluding these costs, the decrease in corporate expenses was primarily due to lower spending on professional fees as well as lower personnel related expenses due to staffing reductions. Offsetting these expense reductions was less pension income, reflecting a reduction in the discount rate and expected return on plan assets used in valuing the plans this year.

Restructuring and Severance Charges

In April 2003, our Board of Directors authorized, subject to the approval of our shareholders, a change in the name of the corporation to Jacuzzi Brands, Inc. Management also initiated a restructuring and consolidation of the corporate headquarters that included a number of management changes and the relocation and consolidation of the Jacuzzi headquarters in Walnut Creek, California into its principal offices in West Palm Beach, Florida. This will result in the termination of seventeen employees from California and three employees from Florida. We expect to record charges of approximately $9.2 million during fiscal 2003 related to these initiatives including the $8.3 million recorded through June. These charges, which have been recognized in accordance with FAS 146, consist primarily of employee severance, leases, moving expenses, corporate name change and other related consolidation costs.

In the third quarter of 2002, we recorded restructuring and severance charges of $6.4 million, which included $3.4 million associated with a lease obligation and $3.0 million in severance charges. Operating income in the Bath Products and Plumbing Products segments included $2.4 million and $4.0 million of these charges, respectively. The $3.4 million lease charge was related to a revised estimate on the lease obligation associated with the decision to close the Zurn corporate office in January 2000. In estimating our lease obligation, we assumed that we would be able to sublease sections of the building over the course of the lease. Due to the current real estate conditions in that market, we have not been able to sublease the office space. The severance charges relate to the elimination of the executive layer of management within our former Bath & Plumbing segment and management changes at the Jacuzzi corporate office.

Interest Income and Expense

Interest expense decreased $3.0 million and $12.8 million in the third quarter and year to date periods largely due to a lower debt balance resulting from payments made to satisfy the permanent debt reductions of the Restructured Facilities.

The decrease in interest income of $2.0 million for year to date 2003 from the prior year period is primarily due to the sale of the 12.5% Strategic Notes in January 2002. Interest income decreased $0.2 million in the third quarter from prior year due to lower balances in escrow for the benefit of our Senior Note holders and certain other creditors.

Other expense, net

The decrease in other expenses for the third quarter as well as the year to date period is due primarily to reduced spending on professional fees associated with the existing Restructured Facilities.

Taxes

During the first quarter 2003, the IRS completed its examination of the federal income tax returns for fiscal 1995 through 1997. As a result of the audit settlement, a tax benefit of $13.6 million was recorded. A substantial portion of the proposed adjustments derived from the spin-off of the Company from Hanson PLC in 1995. Excluding this adjustment, we provided for taxes at a 39% effective rate on income from continuing operations and expect to use this rate through the remainder of fiscal 2003. The tax provision recorded in the third quarter of 2002 was related to foreign and state tax obligations. We did not record a Federal tax provision for year to date 2002 because the tax effect of any income earned in the period would be offset by a reversal of the valuation allowance recorded during the year ended September 30, 2001.

Due to a change in tax law under the Job Creation and Worker’s Assistance Act of 2002, we were able to carry back net operating losses in 2002 for which we had previously established a valuation allowance. In accordance with FAS 109, the release of the valuation allowance due to a change in tax law is reflected through continuing operations. We had established a valuation allowance principally related to deferred tax assets resulting from losses recognized in connection with the 2001 disposal plan, reflecting the uncertainty of the future realization of these assets.

Discontinued Operations

In March 2003, the Board of Directors approved a plan for the disposal of the Company’s swimming pool, pool equipment, hearth and water systems businesses. During the third quarter we disposed of the swimming pool, pool equipment and hearth businesses in two separate transactions. We expect to dispose of our water systems business within the next nine months. In connection with the disposal plans we recorded a charge of $39.9 million, which represented the difference between the historical net carrying value (including goodwill) and the estimated net realizable value of the net assets of the businesses less costs to sell. The assets and liabilities of the water systems business are included in assets held for sale and liabilities associated with assets held for sale, respectively.

These discontinued businesses were previously included in our former Bath & Plumbing segment. The operating results of these businesses are included in income (loss) from discontinued operations for all periods presented, in accordance with Statement of Financial Accounting Standards No. 144. Summarized results of these businesses are as follows:

	Third Quarter		Year to Date

	2003	2002	2003	2002

Net sales	$10.5	$29.3	$53.0	$69.3
Operating income (loss)	(0.4)	3.2	0.2	2.7

In accordance with EITF 87-24, we allocated a portion of our interest expense related to the Restructured Facilities to discontinued operations. Amounts allocated reflect the interest expense on the estimated amount of debt that will be repaid as a result of the disposal transaction. Amounts reclassified were $0.2 million and $0.3 million for the third quarters of 2003 and 2002, respectively and $0.9 million and $0.8 million for year to date 2003 and 2002, respectively.

On December 28, 2001, the Board of Directors approved a formal Disposal Plan in connection with our obligation to pay debt amortization as set forth in the restructured debt agreements. The Disposal Plan called for the sale of five businesses— Ames True Temper, Selkirk, Lighting Corporation of America, Spear & Jackson and SiTeco Lighting. Assets held for sale and liabilities associated with assets held for sale at September 2002 include $171.2 million and

$67.4 million, respectively, related to SiTeco Lighting, which was sold in October 2002 for $103.8 million. The other businesses were sold prior to the end of fiscal 2002 for a combined total of $388.2 million.

The operating results of these businesses were included in our expected loss on disposal, which was recorded in September 2001 and adjusted in fiscal 2002, in accordance with APB No. 30. These businesses reported sales of $130.5 million and $644.3 million, and operating income of $4.5 million and $24.2 million for the third quarter and year to date of 2002, respectively. The SiTeco business reported sales of $7.7 million and an operating loss of $0.4 million in fiscal 2003 prior to its disposal in October 2002.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash and cash equivalents, cash provided from operations and available borrowings. We expect to satisfy future operating needs through operating cash flow and borrowings under our new Bank Facilities (see "Refinancing" section further below).

Net cash provided by operating activities of continuing operations was $37.0 million for year to date 2003, compared to cash used of $14.1 million for year to date 2002. The difference was primarily due to $53.9 million of income tax refunds received in the current year. Without these refunds the changes in operating assets and liabilities, which provided cash of $1.3 million, would have been a use of $52.6 million in 2003 compared to $41.6 million in the prior year. The additional cash used in the current year was primarily due to payments in 2003 of certain liabilities we had accrued at September 2002 related to retained liabilities on operations we had sold during the year. We typically use cash in the first half of the year due to the seasonality of the Jacuzzi and Zurn businesses. Sales are affected when weather affects outside construction and installation. Sales of outdoor spas and other products are also sensitive to weather conditions and tend to experience a decrease in sales during the fall and winter months (predominantly the first and second fiscal quarters).

Net cash used by discontinued operations for year to date 2003 was $9.2 million as compared to the cash provided of $41.1 million for year to date 2002. Lighting Corporation of America provided $32.6 million in cash in fiscal 2002 before it was sold in April 2002. Also the swimming pool, pool equipment, hearth and water systems businesses used less cash in fiscal 2002 due to improved collections of receivables and initiatives to decrease inventories, as well as the fact that the pool and pool equipment operations were sold in May 2003, before the seasonal pickup in their cash inflows .

Net cash provided by investing activities of $120.2 million for year to date 2003 consisted of net proceeds of $103.8 million from the sale of SiTeco Lighting, $16.0 million for the pool and pool equipment businesses, $0.7 million for the hearth business and $11.0 million from the sale of excess real estate, partially offset by $11.4 million of capital expenditures. Net cash provided by investing activities of $483.3 million for year to date 2002 consisted primarily of $143.1 million of net proceeds from the sale of Ames True Temper, $210.2 for Lighting Corporation of America, $32.4 for Selkirk, $105.9 million net proceeds from the sale of the Strategic Notes and $1.5 million from the sale of fixed assets, partially offset by $11.1 million of capital expenditures.

Net cash used in financing activities was $165.7 million for year to date 2003, which consisted of net repayments of long-term debt and notes of $274.0 million, escrow deposits of $60.9 million, payments of financing fees of $8.9 million, offset by $178.1 million of withdrawals from the escrow accounts. The escrow deposits were made for the benefit of the holders of our Senior Notes and certain other creditors as required under the terms of the Restructured Facilities. Cash withdrawn from these accounts was used in the tender offers to the Note holders (see further information below), as well as to pay down the Restructured Facilities as provided for in the amendment to the facilities. The financing fees were comprised of $2.0 million in consent fees related to the Exchange Offer on the 7.125% Notes and $6.9 million in costs related to the amendment of the Restructured Facilities. Net cash used in financing activities of $541.9 million for year to date 2002 consisted of net repayments of long-term debt and notes of $393.3 million and escrow deposits of $148.6 million.

In March 2003, we entered into an agreement with Lowe’s Home Improvement Warehouse to be its principal supplier of stocked jetted tub products. This agreement is expected to increase sales of whirlpool bath and other products starting in the fourth quarter of 2003. As a result of this agreement, we expect to require approximately $12 million of additional cash to fund increased levels of working capital and to purchase in-store displays, of which $6.5 million was spent in the third quarter with the remainder expected to be used in the fourth quarter.

During the nine months ended June 30, 2003, we paid approximately $3.1 million related to our restructuring plans, and expect to pay approximately $6.9 million in the next 12 months. See Note 12 to our Condensed Consolidated Financial Statements for more information on our restructuring activities.

Debt Structure Existing at June 30, 2003

The 11.25% Senior Notes were issued in the first quarter of 2003 as the result of an offer to exchange cash and notes with an interest rate of 11.25% payable December 31, 2005 for all outstanding 7.125% Notes due October 2003. In connection with the Exchange Offer, we also received consents from a majority of the 7.125% Note holders to amend the indenture to allow the cash deposited into the related cash collateral account to be used to pay the cash consideration in the Exchange Offer. Approximately $238.2 million or 95% of the 7.125% Notes were tendered and accepted for exchange. All Note holders who tendered their 7.125% Notes received an amount of cash and principal amount of New Notes that together equaled the principal amount of the 7.125% Notes tendered. The transaction resulted in the payment of $104.8 million in cash and the issuance of $133.4 million of 11.25% Senior Notes, leaving a gross balance of $11.8 million payable to the 7.125% Note holders who did not tender their Notes for exchange. The terms of the 11.25% Notes are substantially the same as those of the 7.125% Notes. A consent payment of $15 per $1,000 principal amount of the 11.25% Notes issued was paid out of our general working capital to all holders who delivered their consents, resulting in an additional payment to tendering note holders of approximately $2.0 million.

Also in the first quarter of 2003, we offered to redeem a portion of each outstanding 7.25% Note due December 1, 2006 up to an aggregate principal amount of $54.8 million. Virtually all of the 7.25% Notes were tendered and accepted for redemption. The transaction resulted in $54.8 million paid to the Note holders from the 7.25% Notes escrow account.

On October 18, 2002, we completed the sale of SiTeco Lighting to funds advised by JPMorgan Partners, the private equity arm of JPMorgan Chase & Company. Net proceeds of approximately $103.8 million were applied to reduce our funded and unfunded senior debt, including $34.0 million deposited into escrow accounts for the benefit of the holders of our Senior Notes and certain other creditors. Also during the first quarter of 2003, we received funds of $16.6 million related primarily to the sale of excess real estate and an income tax refund. These funds were applied to reduce our funded and unfunded senior debt, including $4.0 million deposited into escrow accounts for the benefit of the holders of our Senior Notes and certain other creditors.

In January 2003, we received funds totaling $48.3 million related primarily to a federal income tax refund, and in February 2003, we received $8.6 million upon granting a license to a non-related party for certain technology which had been the subject of patent litigation. These funds were also applied to reduce our funded and unfunded senior debt, including $20.4 million deposited into escrow accounts for the benefit of the holders of our Senior Notes and certain other creditors. The entire $8.6 million received upon the granting of the technology license was recognized as income in the second quarter of 2003 and was included in net sales in our Condensed Consolidated Statements of Operations. In the third quarter of 2003, we completed the sales of our pool and pool equipment businesses as well as our hearth business. Net proceeds of approximately $16.7 million were applied to reduce our funded and unfunded senior debt.

In October 2002, the Restructured Facilities were amended, extending the maturity of the facilities to October 4, 2004. In conjunction with this amendment, the Company paid $6.9 million in fees. For more detailed information on these facilities, refer to our Annual Report on Form 10-K for the year ended September 30, 2002. The Restructured Facilities required cumulative permanent reductions of our senior debt over the term of the facilities. In addition, the Senior Notes and Restructured Facilities contained various financial covenants as well as cross-default and cross-acceleration provisions. We fulfilled all of the requirements for cumulative permanent reductions and were in material compliance with the covenants through the time we paid all outstanding obligations of the facilities on July 15, 2003.

Refinancing

On July 15, 2003, we completed a comprehensive re-financing of our corporate debt by closing on the issuance of $380.0 million in aggregate principal amount of 9.625% Senior Secured Notes (the “Notes”), as well as a new five year $200.0 million asset based revolving credit facility and a five-year $65.0 million term loan (collectively the “Bank Facilities”). The net proceeds from the Notes, together with the initial borrowings under the Bank Facilities were used to repay the outstanding debt under our Restructured Facilities and fund the redemption of our 7.125% Senior Notes, 7.25% Senior Notes and 11.25% Senior Notes. Below is a pro forma presentation of our debt balances if the re-financing had taken place at June 30, 2003.

	Actual	Pro forma

7.125% Senior Notes, net	$11.6	$—
7.25% Senior Notes, net	69.8	—
11.25% Senior Notes, net	133.4	—
9.625% Senior Notes, net	—	380.0
Bank Facilities:
Asset-based facility	—	56.2
Term loan	—	65.0
Restructured Facilities:
Rexair	59.0	—
Jacuzzi Brands	232.7	—
Other long-term debt	7.7	7.7

	514.2	508.9
Less current maturities	(72.8)	(67.5)

Long-term debt	$441.4	$441.4

The pro forma balances are reduced by $41.5 million which was in escrow accounts for the Senior Note holders and other creditors at June 30, 2003, net of $36.2 million in transaction costs related to the new refinancing plus redemption premiums and accrued interest which will be paid on the 7.125%, 7.25% and 11.25% bonds.

The Restructured Facilities were paid down simultaneously with the closing of the new Bank Facilities and 9.625% Notes, on July 15, 2003. Funds required for the redemption of the 7.125%, 7.25% and 11.25% Senior Notes were placed into an escrow account on July 15, 2003. These funds, totaling $243.2 million, will be used for the redemption of these Notes on August 14, 2003. The amount deposited reflects the principal, accrued interest and an estimated redemption premium payable to the Note holders on August 14th. The redemption premium as well as all unamortized balances of previously capitalized fees and discounts associated with the 7.125%, 7.25% and 11.25% Senior Notes and the Restructured Facilities will be expensed in the fourth quarter of 2003, resulting in an estimated charge of $19.3 million.

The net cash proceeds from the Notes were approximately $368.8 million after transaction fees. Transaction fees will be capitalized and amortized over the seven year term of the new Notes. The new Notes are due July 1, 2010 and pay interest semiannually on January 1st and July 1st of each year. They are subject to registration with the SEC pursuant to the Registration Rights Agreement.

Under the five year asset-based revolving credit facility we will be able to borrow up to $200.0 million subject to a borrowing base consisting of eligible accounts receivable and eligible inventory, plus eligible trademarks. The eligible trademarks will be included in the borrowing base only in the first two years of the facility. As of July 31, 2003 we had $153.3 million committed under the asset-based bank facility, of which we had utilized $93.4 million (including $50.6 million in letters of credit), leaving $59.9 million of availability. The interest rate under the facility is currently 2.25% over LIBOR or 0.25% over Prime. This rate will reset each quarter based on our Consolidated Leverage Ratio as defined in the agreement, and could range from 2.0% to 2.5% over LIBOR (“Applicable LIBOR Margin”). The $65.0 million term loan matures July 15, 2008 along with the asset-based facility and carries an interest rate of 5.0% over Prime with a minimum rate of 9.25%. We incurred approximately $7.4 million in transaction and professional fees associated with the Bank Facilities. These costs will be capitalized and amortized over the five year term of the facilities.

The Bank Facilities require that we maintain certain consolidated fixed charged coverage, interest coverage and leverage ratios; comply with maximum annual capital expenditure limits and comply with other customary affirmative and negative covenants. There are also several fees including an unused commitment fee of 0.5% and a letter of credit fee equal to the Applicable LIBOR Margin and a fronting fee of 0.125% on all outstanding letters of credit. Mandatory prepayments of $10.0 million are required annually, which is amortized evenly over the twelve months. Additional prepayments are required for asset sale proceeds as well as an annual prepayment equal to 25% of our annual consolidated excess cash flow, as determined in the agreement. Prepayments under each of these circumstances would first be applied to the term loan facility.

Certain of our existing and future domestic restricted subsidiaries will guarantee the Notes, jointly and severally, on a senior basis. The Notes will be secured by a first-priority lien on and security interest in substantially all our domestic real property, plant and equipment (referred to as Notes Collateral). The Notes will also be secured by a second-priority lien on and security interests in the Bank Collateral which consists of existing and future domestic subsidiaries and 65% of the capital stock of, or other equity interest in, existing and future first-tier foreign subsidiaries and substantially all of the other assets (other than the assets that constitute Notes Collateral), in each case that are held by Jacuzzi Brands, Inc. or any of our subsidiary guarantors.

Obligations under the Bank Facilities will be secured by a first priority lien on the Bank Collateral and a second priority lien on the Notes Collateral.

Below is a summary of our contractual cash obligations as of June 30, 2003. This reflects the re-financing of our Restructured Facilities, as well as our 7.125%, 7.25% and 11.25% Senior Notes.

		Payments due in fiscal					Payments
							due
	Total	2003	2004	2005	2006	2007	Thereafter

Long-term debt	$514.2	$64.0	$11.3	$11.4	$11.5	$11.7	$404.3
Escrow deposits	(41.5)	(41.5)	—	—	—	—	—
Notes payable	21.7	21.7	—	—	—	—	—
Operating leases	22.6	2.3	6.7	5.1	4.0	2.4	2.1

Total contractual cash obligations	$517.0	$46.5	$18.0	$16.5	$15.5	$14.1	$406.4

Our commercial commitments consist of standby letters of credit, bankers’ acceptances and commercial letters of credit. Below is a summary of our commercial commitments as of June 30, 2003. Although they all expire in less than one year, we expect to renew almost all of them.

Standby Letters of Credit	$45.2
Bankers’ Acceptances	4.1
Commercial Letters of Credit	1.8

Total	$51.1

We continue to guarantee the lease payments of an Ames True Temper master distribution center. The lease obligation will expire in 2015. The lease payments totaled $3.6 million for 2002, and increase by 2.25% each year thereafter. In connection with the sale of Ames True Temper in January 2002, we obtained a security interest and indemnification from Ames True Temper on the lease that would enable it to exercise remedies in the event of default. We have sold a number of assets and operating entities over the last several years and have, on occasion, retained responsibility for certain product liability, environmental and other claims. We have recorded reserves for asserted and potential unasserted claims related to these obligations when appropriate.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

In the normal course of doing business, we are exposed to the risks associated with changes in interest rates and currency exchange rates. To limit the risks from such fluctuations, we have in the past, and may in the future, enter into various hedging transactions that have been authorized pursuant to our policies, but do not engage in such transactions for trading purposes.

To manage exposure to interest rate movements, we have used interest rate protection agreements. However, as of June 30, 2003, we do not have any such agreements outstanding. Based on our overall exposure to interest rate changes under our new debt structure (see Note 15 to our Condensed Consolidated Financial Statements), a hypothetical increase of 100 basis points across all maturities of its floating rate debt obligations, would decrease our estimated pre-tax earnings in the twelve month period by approximately $1.2 million. Net payments (receipts) under swap agreements amounted to approximately $3.4 million during 2002, all of which was recorded prior to the maturity of the swap agreement on June 30, 2002. There were no swap agreements outstanding during any portion of the first nine months of fiscal 2003. The swaps were of notional amounts and maturities but related to specific portions of outstanding debt, and accordingly, were accounted for as hedge transactions.

We are also exposed to foreign currency exchange risk related to our international operations as well as our US businesses, which import or export goods. We have made limited use of financial instruments to manage this risk and have no such instruments outstanding as of June 2003. Hypothetical unfavorable movement of 10% across each of the foreign exchange rates that we have exposure would have decreased our estimated income from continuing operations by approximately $3.5 million in fiscal 2002. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effect of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

Effective October 1, 2000, we adopted Financial Accounting Standard No.133, Accounting for Derivative Instruments and Hedging Activities, as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. Refer to our Annual Report on Form 10-K for the year ended September 30, 2002 for additional information on our derivative and hedging activities.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 6 to the Company’s Condensed Consolidated Financial Statements.

Item 4. Submission of Matters to a Vote of Security Holders

We held a special meeting of stockholders on June 4, 2003. At the meeting:

1.	Our stockholders approved an amendment to our Amended and Restated Articles of Incorporation to change our corporate name to “Jacuzzi Brands, Inc.” with 65,377,731 votes for, 189,004 votes against and 793,139 abstentions.

2.	An amendment to our 2000 Stock Option Plan was approved with 63,909,957 votes for, 1,523,551 votes against and 926,365 abstentions.

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits:

4.1	Indenture, dated July 15, 2003, between the Company as Issuer and Wilmington Trust Company as Trustee.

10.1	Registration Rights Agreement, dated July 15, 2003, among the Company, and Credit Suisse First Boston LLC, Fleet Securities, Inc., Banc One Capital Markets, Inc. and Jefferies & Company, Inc.

10.2	Loan and Security Agreement dated July 15, 2003, among the Company and other subsidiaries of the Company as party thereto as Loan Parties, Fleet Capital Corporation, Fleet Securities, Inc., Credit Suisse First Boston, Bank One, NA and Silver Point Finance LLC.

10.3	Guaranty Agreement, dated July 15, 2003, among the Company and other subsidiaries of the Company as party thereto as Guarantors, Fleet Capital Corporation and Various Banks named therein.

10.4	Pledge Agreement, dated July 15, 2003, among the Company and other subsidiaries of the Company as party thereto as Pledgors, Fleet Capital Corporation and Various Banks named therein.

10.5	Intercreditor Agreement, dated July 15, 2003, by and among the Company and other subsidiaries of the Company as party thereto, Fleet Capital Corporation and Various Banks named therein and Wilmington Trust Company.

10.6	Class A Collateral Agreement, dated July 15, 2003, among the Company and other subsidiaries of the Company as party thereto as Grantors and Wilmington Trust Company as Collateral Agent.

10.7	Class B Collateral Agreement, dated July 15, 2003, among the Company and other subsidiaries of the Company as party thereto as Grantors and Wilmington Trust Company as Collateral Agent.

10.8	Class B Pledge Agreement, dated July 15, 2003, among the Company and other subsidiaries of the Company as party thereto as Pledgors and Wilmington Trust Company as Collateral Agent.

10.9	Collateral Agency Agreement, dated July 15, 2003, among the Company and other subsidiaries of the Company as party thereto, the Representatives and Unrepresented Holders as party thereto and Wilmington Trust Company, as Trustee and as Collateral Agent.

10.10	Employment Agreement by and between the Company and Donald C. Devine dated April 21, 2003.

10.11	Employment Agreement by and between the Company and Jeffrey B. Park dated April 21, 2003.

99.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)	A Current Report on Form 8-K was filed on May 8, 2003, responsive to Item 7 regarding the Company’s financial results for the second quarter of fiscal 2003.

c)	A Current Report on Form 8-K was filed on May 9, 2003, responsive to Item 7 regarding a correction to the Company’s financial results for the second quarter of fiscal 2003.

d)	A Current Report on Form 8-K was filed on June 20, 2003, responsive to Item 7 regarding restatement to the Company’s segment results for the second quarters of fiscal 2003 and 2002, as well as annual segment results for fiscal 2002, 2001 and 2000.

e)	A Current Report on Form 8-K was filed on June 20, 2003, responsive to Item 5 regarding our Senior Secured Notes Offering.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JACUZZI BRANDS, INC.

Date:	August 12, 2003	By:	/s/ Jeffrey B. Park

Jeffrey B. Park
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

/s/ Francisco V. Puñal

Francisco V. Puñal
Vice President and Controller
(Principal Accounting Officer)

CERTIFICATION

I, David H. Clarke, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Jacuzzi Brands, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: August 12, 2003

/s/ David H. Clarke

David H. Clarke
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

CERTIFICATION

I, Jeffrey B. Park, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Jacuzzi Brands, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: August 12, 2003

/s/ Jeffrey B. Park

Jeffrey B. Park
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)