Form 10-K/A
period 2002-09-28
JACUZZI BRANDS INC
filed 2003-11-25
CIK 1056874

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended September 28, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 1-14557

JACUZZI BRANDS, INC.

(formerly U.S. Industries, Inc.)
(Exact name of registrant as specified in its charter)

Delaware	22-3568449
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

777 S. Flagler Drive; Suite 1100 West
West Palm Beach, FL	33401
(Address of principal executive offices)	(Zip code)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days: Yes  [X]  No  [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  [X]  No  [  ]

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

EXPLANATORY NOTE

As previously announced, following discussions with the Securities and Exchange Commission, we are filing this amendment to our Annual Report on Form 10-K (“Amendment”) for our fiscal year ended September 28, 2002 to 1) restate the accounting for our August 2001 re-acquisition of Rexair, Inc. and 2) restate our operating results for the related amortization of intangible assets. See Note 1 to our consolidated financial statements for further discussion of these restatements. We have also added a schedule disclosing the securities authorized for issuance under our equity compensation plans. This schedule was absent from our original filing.

We have updated Part II, Items 5, 6, 7 and 8 only for those items that have been affected by the restatements or schedule discussed above. This Amendment continues to reflect circumstances as of the date of the original filing of the Annual Report on Form 10-K, and we have not made any attempt to modify or update the disclosures contained therein to reflect events that occurred at a later date, except for the items related to the restatement and as otherwise expressly stated herein. As a result, this Amendment contains forward-looking information that has not been updated for events subsequent to the date of our original filing, and we direct you to our SEC filings made subsequent to the original filing date of December 24, 2002 for additional information.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)	Market Information.

The Company’s Common Stock is traded on the NYSE under the symbol JJZ (formerly USI). The following table sets forth, for the fiscal periods indicated, the high and low closing sales price per share of Common Stock as reported by the NYSE.

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

(d) Securities authorized for issuance under equity compensation plans.

     The following table sets forth information, as of the end of fiscal year 2002, with respect to the Company’s compensation plans under which Common Stock is or was authorized for issuance and is outstanding:

	Number of	Weighted-	Number of Securities
	Securities to be	Average Exercise	Remaining Available
	Issued Upon	Price of	for Future Issuance
	Exercise of	Outstanding	Under Equity
	Outstanding	Options,	Compensation Plan
	Options, Warrants	Warrants and	(Excluding Securities
	and Rights	Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	5,202,796	$11.88	1,399,681
Equity compensation plans not approved by security holders	0	n/a	0
Total	5,202,796	$11.88	1,399,681

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth the consolidated historical selected financial data of the Company:

	For the Fiscal Years Ended September 30,

	(Restated)	(Restated)
	2002	2001	2000	1999	1998

		(in millions, except per share)
Statement of Operations:
Net sales	$1,159.5	$1,107.1	$1,724.9	$2,129.2	$1,974.5
Operating income (loss)	97.4	(23.0)	83.8	207.3	48.5
Income (loss) from continuing operations	33.1	(162.4)	38.7	95.2	(55.6)
Income (loss) from discontinued operations, net of tax	7.8	(344.1)	(3.1)	46.2	17.1
Cumulative effect of accounting change, net of tax	—	(0.7)	—	—	—
Net income (loss)	40.9	(507.2)	35.6	141.4	(43.6)
Basic income (loss) per share:
Income (loss) from continuing operations	0.45	(2.19)	0.48	1.03	(0.58)
Income (loss) from discontinued operations	0.10	(4.65)	(0.04)	0.50	0.18
Cumulative effect of accounting change	—	(0.01)	—	—	—
Net income (loss)	0.55	(6.85)	0.44	1.53	(0.46)
Diluted income (loss) per share:
Income (loss) from continuing operations	0.45	(2.19)	0.47	1.02	(0.58)
Income (loss) from discontinued operations	0.10	(4.65)	(0.04)	0.49	0.18
Cumulative effect of accounting change	—	(0.01)	—	—	—
Net income (loss)	0.55	(6.85)	0.43	1.51	(0.45)
Cash dividend declared per share	—	0.05	0.20	0.20	0.20
Balance Sheet Data (at period end):
Cash and cash equivalents	$32.1	$65.2	$24.7	$57.7	$44.3
Working capital	262.9	448.9	541.5	864.2	800.6
Total assets	1,616.2	1,930.4	2,249.9	2,765.0	2,530.3
Total debt	808.1	1,226.8	1,046.2	1,251.8	954.2
Stockholders’ equity	254.4	217.0	753.7	920.3	960.4

Financial data in fiscal 1998, 1999 and 2000 includes the Diversified segment and Rexair which were sold in March 2000. Rexair was repurchased in August 2001. A comprehensive discussion of these dispositions can be found under Results of Operations-Acquisition and Disposition of Businesses and Discontinued Operations in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

Operating income (loss) for fiscal 2001, 2000, 1999 and 1998 includes goodwill amortization of $9.7 million, $13.2 million, $12.3 million and $14.1 million, respectively. The Company stopped amortizing goodwill after adopting SFAS No. 142 on October 1, 2001. Operating income for fiscal 1999 and 1998 includes $6.8 million and $2.4 million, respectively, of equity losses from the Company’s investment in the United Pacific Industries (“UPI”). These losses include charges associated with impairments of UPI and its subsidiaries of $5.5 million and $4.0 million in fiscal 1999 and 1998, respectively.

Income from continuing operations in fiscal 2002 includes non-recurring after-tax charges of $4.7 million, which consists of $2.2 million for a lease obligation, $2.0 million in severance charges and $0.5 million to increase reserves related to the U.S. Brass product lines which were discontinued in 2000.

Loss from continuing operations in fiscal 2001 includes non-recurring after-tax charges of $159.3 million for 1) the recognition of goodwill impairment charges ($100.2 million), 2) the write-down of the carrying value of the Strategic Notes to net realizable value ($45.1 million), 3) the payment of advisory and other related fees associated with the debt restructuring ($6.7 million), 4) the payment of professional fees associated with the previously planned spin-off of the LCA Group ($4.6 million), and 5) the elimination of certain product lines ($2.7 million).

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESTATEMENT

In October 2003, the Company completed a review of its accounting for the Rexair re-acquisition in response to comments received from the staff of the Securities and Exchange Commission arising as a result of their normal periodic review of the Company’s filings. As a result of this review, the Company changed the accounting for its August 2001 re-acquisition of Rexair and the related amortization expense. Consequently, the Company capitalized as goodwill $17.4 million in transaction costs that had been previously expensed in its fiscal 2001 results. These transaction costs were deferred in connection with the March 2000 sale of the Company’s interest in Rexair to Strategic Industries LLC (“Strategic”) and were charged to operations upon the re-acquisition of Rexair in August 2001.

The Company also revised the amount allocated to the Rexair distributor network in connection with the 2001 re-acquisition. The Company originally recorded the distributor network as an indefinite-lived intangible asset with a carrying value of $64 million. The Company reassigned a value of $36 million to the distributor network, recognized the distributor network as a finite-lived asset, and will amortize it on a straight-line basis over 40 years. The Company also recorded a deferred tax liability of $24.7 million for purchased intangibles and accrued expenses of $4.8 million, increasing the excess purchase price, and thus goodwill, by the same amount. The deferred tax liability will be reversed and a deferred tax benefit will be recognized over the amortization period of the intangible assets. The Company has restated its results from August 2001 as a result of these changes. See Note 1 to the consolidated financial statements for a table showing the original allocation and the revised allocation of the purchase price.

As a result of the restatement, total assets increased by $40.9 million to $1,616.2 million as of September 30, 2003 and increased by $46.8 million to $1,930.4 million as of September 30, 2001. Also, stockholders’ equity increased by $16.7 million to $254.4 million as of September 30, 2002 and increased by $17.4 million to $217.0 million as of September 30, 2001. Income (loss) from continuing operations, net income (loss) and basic and diluted income (loss) per share, as previously reported and as restated, are presented below:

	As		As
	Reported	Adjustments	Restated

Income (loss) from continuing operations
2002	$33.8	$(0.7)	$33.1
2001	(179.8)	17.4	(162.4)
Net income (loss)
2002	$41.6	$(0.7)	$40.9
2001	(524.6)	17.4	(507.2)
Basic income (loss) per share
2002	$0.56	$(0.01)	$0.55
2001	(7.09)	0.24	(6.85)
Diluted income (loss) per share
2002	$0.56	$(0.01)	$0.55
2001	(7.09)	0.24	(6.85)

See Note 1 to the consolidated financial statements for more information regarding the impact of this restatement on all other balances in our consolidated financial statements.

RESULTS OF OPERATION

The Company redefined its business segments for fiscal 2002 due to the re-acquisition of Rexair on August 15, 2001. The Company now has a Bath & Plumbing segment and a Rexair segment, which consists solely of the Rexair business. On December 28, 2001, the Company’s Board of Directors adopted a formal Disposal Plan in connection with the Company’s obligation to pay debt amortization. The Disposal Plan called for the sale of five businesses – Ames True Temper, Selkirk, Lighting Corporation of America, Spear & Jackson and SiTeco Lighting. The results of operations classified as discontinued are excluded from the following discussions of the Company’s continuing operating results and are discussed separately under the caption, “Discontinued Operations”. On March 24, 2000, the Company completed the disposition of a majority equity interest in its Diversified segment. The Company accounted for the retained interest in its Diversified segment under the equity method of accounting from March 24, 2000 until January 16, 2002, when the Company sold all remaining interests in that segment.

The following table presents the Company’s results of operations by segment for the periods indicated:

	For the Fiscal Years Ended September 30,

	2002	2001	2000

		(in millions)
Net Sales
Bath & Plumbing	$1,060.9	$1,093.8	$1,309.6
Rexair	98.6	13.3	—
Diversified (5)	—	—	415.3

Total Net Sales	$1,159.5	$1,107.1	$1,724.9

Operating Income (Loss)
Bath & Plumbing (1) (2) (3)	$90.3	$(2.8)	$62.2
Rexair (4)	27.4	2.9	—
Diversified (5)	—	—	35.7

	117.7	0.1	97.9
Corporate expenses	(20.3)	(23.1)	(14.1)

Total Operating Income (Loss)	$97.4	$(23.0)	$83.8

(1)	Operating income for fiscal 2002 includes restructuring costs of $7.2 million (see Note 5 to the Company’s Consolidated Financial Statements).

(2)	The operating loss for fiscal 2001 includes restructuring, impairment and other unusual costs of $105.0 million (see Note 5 to the Company’s Consolidated Financial Statements).

(3)	Operating income for fiscal 2000 includes restructuring, impairment and other costs of $79.7 million (see Note 5 to the Company’s Consolidated Financial Statements).

(4)	Rexair’s operating income has been restated for the amortization of purchased intangibles (see RESTATEMENT).

(5)	Rexair’s sales and operating income are included in the Diversified segment in fiscal 2000.

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

The Company’s operating income (loss), as restated, for 2002, 2001 and 2000 included goodwill impairment, restructuring, and other non-recurring charges of $7.2 million, $105.0 million and $79.7 million, respectively (see Note 5 to the Company’s consolidated financial statements). Also included in fiscal 2001 and 2000 results is goodwill amortization of $9.7 million and $13.2 million, respectively. The Company stopped amortizing goodwill after adopting SFAS No. 142 on October 1, 2001. Excluding all these items, operating income (loss), as restated, increased in fiscal 2002 and decreased in fiscal 2001 when compared to the comparable prior year periods. The increase in fiscal 2002 is due to the inclusion of Rexair, partially offset by a decrease in operating income in the Bath & Plumbing segment. The decrease in fiscal 2001 was largely due to the disposal of the Diversified businesses, a decrease in operating income in the Bath & Plumbing segment, as well as higher corporate costs.

Bath & Plumbing

Sales in the Bath & Plumbing segment decreased $32.9 million ( 3%) in 2002 in comparison with the prior year. The decrease was partially due to the disposal of the segment’s European HVAC businesses and discontinued product lines in the segment’s U.S. Brass operations, which contributed approximately $14.0 million to sales in fiscal 2001. In addition, the segment reported decreased sales in the non-premium spa, whirlpool bath and above-ground pools businesses, partially offset by sales increases in the U.K. bath and sink and domestic premium spa businesses. The non-premium spa and whirlpool bath businesses were affected by reduced sales to home center mass merchants. The above-ground pools business was negatively impacted by excess inventory levels experienced by their distributor network due to poor weather conditions over the last two selling seasons. The U.K. bath and sink business experienced improved weather conditions and implemented customer programs that have increased sales to existing customers. The premium spa businesses have been successful in adding a number of new products and dealers for its Jacuzzi and Sundance lines. Foreign currency exchange rates also favorably impacted the sales comparison with prior year by $2.2 million. In 2002, sales of the Company’s Eljer line of bathroom products increased over 2001 as a result of greater demand in the homecenter channel. In the industrial and commercial markets, sales of the Company’s Zurn Plumbing products in 2002 were flat when compared to 2001 as this sector experienced a decrease in construction activity.

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

Operating income (loss) included goodwill impairment, restructuring and other non-recurring charges of $7.2 million, $105.0 million and $79.7 million for 2002, 2001 and 2000, respectively. In fiscal 2002, the restructuring charges of $7.2 million included $3.1 million in severance charges, $3.4 million associated with a lease obligation and $0.7 million to increase the reserve for the discontinued product lines of U.S. Brass. For fiscal 2001, the charges consisted of goodwill impairment charges of $100.2 million and non-recurring charges of $4.8 million related to the discontinued product lines at U.S. Brass. The 2000 charges included restructuring charges of $13.1 million related to the closure of the former Zurn corporate office and goodwill and property, plant and equipment impairment charges as well as restructuring charges related to the European HVAC and U.S. Brass operations totaling $45.8 million and $20.8 million, respectively. The segment also recorded goodwill amortization of $9.7 million and $11.1 million in fiscal 2001 and 2000, respectively. Excluding all these items, operating income decreased in 2002 and in 2001 from their comparable prior year periods primarily due to the decreases in sales discussed above. Also contributing to the decrease in fiscal 2002 were the costs of consolidating selected whirlpool bath manufacturing facilities, which were fully operational in the first fiscal quarter of 2003.. These decreases were partially offset by an increase in operating margins at the domestic spa business due to a shift in the sales mix towards the premium spa lines, which are sold at higher margins. After factoring in the sales decrease in 2001 when compared with 2000, the decrease in operating income was further influenced by increased freight and energy costs, and an increase in unabsorbed overhead due to lower production levels.

Rexair

The Rexair segment consists solely of the Rexair business, which the Company reacquired in August 2001. While still owned by Strategic, Rexair recorded sales of $96.1 million and operating income of $24.3 million for the period from October 1, 2000 through August 15, 2001. Total enterprise sales and operating income, as restated, for Rexair for the entire year ended September 30, 2001 was $109.4 million and $27.2 million, respectively, compared to $98.6 million and $27.4 million, respectively, for the year ended September 30, 2002. For the year ended September 30, 2000, Rexair recorded sales of $109.5 million and operating income of $28.8 million. The sales decrease of $10.8 million in fiscal 2002 over the comparable prior year period is primarily attributable to a decrease in unit sales due to political uncertainty as a result of the events of September 11th and recent events in the Middle East. Operating income, as restated, for fiscal 2001 included goodwill amortization of $3.5 million and intangible asset amortization of $0.1 million, while operating income, as restated, for fiscal 2002 included intangible asset amortization of $1.1 million. Operating income for fiscal 2000 included goodwill amortization of $2.4 million. Excluding this amortization, the decrease in operating income, as restated, in fiscal 2002 was primarily due to lower sales, partially offset by reduced general and administrative costs.

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

Interest Income and Expense

Interest expense decreased $13.1 million in 2002 compared to 2001 largely due to lower debt balances resulting from payments made to satisfy the permanent debt reductions of the Restructured Credit Facilities. Interest expense increased $3.5 million in fiscal 2001 compared to 2000. This is largely the result of higher borrowing rates in connection with an amendment of the Company’s Revolving Facilities in February 2001, higher borrowing rates under the new Restructured Credit Agreement executed on August 15, 2001 and the assumption of Rexair’s $172.5 million debt on August 15, 2001.

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

Equity (Losses) Earnings in Investees

The Company recorded equity losses related to its investment in Strategic and Rexair of $1.4 million in 2001, compared to equity earnings of $3.1 million in 2000. As a result of the Rexair re-acquisition on August 15, 2001, the Company now owns 100% of Rexair. In January 2002, the Company sold all of its remaining interests in Strategic.

Other Expense, Net

Other expense, net, as restated, was $15.6 million, $79.8 million and $4.7 million for fiscal 2002, 2001 and 2000, respectively. Fiscal 2002 primarily includes $9.2 million in financing related charges, $5.2 million associated with the Company’s ladder operations disposed of in October 1999, and $1.7 million in write-downs of property plant and equipment, offset by a gain on sale of excess property of $0.8 million. Fiscal 2001 included $45.1 million in impairment charges related to the Strategic Notes, $23.6 million in advisory and other related costs associated with the company’s debt restructuring, $8.1 million of professional fees related to the Company’s previously planned spin-off of the LCA group and $4.3 million related to the Company’s ladder operations. Expenses for 2000 include $5.7 million in charges related to the ladder operations and $0.9 million in charges related to the abandoned sale of the Lighting segment, partially offset by $3.2 million in gains on the sale of excess real estate.

Taxes

The effective tax rates for continuing operations for 2002, 2001 and 2000 were (209.3%), 3.2% and 26.9%, respectively. The tax benefit recorded in 2002 is largely attributable to benefits that will be realized due to the recent completion of certain asset sales and changes in tax laws regarding the utilization of loss carry backs. For 2001, the difference between the U.S. statutory rate and the Company’s effective tax rate arose principally as a result of the non-deductibility of a portion of the goodwill impairments and non-recurring charges recorded during the year, as well as a valuation allowance for deferred tax assets. The 2000 tax provision includes a $20.0 million benefit from the reversal of tax contingencies established when the Company spun off from Hanson and excludes a tax benefit associated with the write-off of goodwill related to the Company’s European HVAC business.

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

Acquisition and Disposition of Businesses and Discontinued Operations

Acquisition of Businesses

In connection with the Company’s sale to Strategic in March 2000 of a 75% interest in Rexair (see Disposition of Businesses below), the Company guaranteed Rexair’s $200 million credit facility (“Rexair Guarantee”). This guarantee required the Company to maintain certain credit rating levels. In response to a downgrade of its credit ratings in March 2001, the Company obtained waivers of the ratings default from Rexair’s lenders while it pursued the reacquisition of Rexair from Strategic and the restructuring of its debt. On August 15, 2001, the Company reacquired the 75% equity interest in Rexair previously sold to Strategic. The purchase consideration included the return to Strategic of $27.4 million in face value of Strategic’s senior notes and the assumption of borrowings outstanding under Rexair’s $200 million credit facility. In connection with the reacquisition, the Company reduced its basis in Rexair by the amount of its previously deferred gain of $69.6 million and its previously recorded share of Rexair’s net liabilities of $29.3 million and increased its basis by $17.4 million in deferred transaction costs related to the original sale of Rexair in March 2000. The allocation of the purchase consideration (adjusted by the deferred gain, the carrying value of the retained liabilities and the deferred transaction costs) to the assets acquired and liabilities assumed resulted in goodwill of $52.5 million and other intangible assets of approximately $63.3 million. Finite-lived intangible assets include patented technology of $2.6 million and a distributor network of $36.0 million and are being amortized over their useful lives of 10 years and 40 years, respectively. The balance of the intangible assets is related to a trade name, which is not being amortized. The results of Rexair have been included in the Rexair segment from the date of re-acquisition. The Company accounted for Rexair under the equity method of accounting during the time period from March 24, 2000 to August 15, 2001 when the Company accounted for Rexair under the equity method of accounting during the time period from March 24, 2000 to August 15, 2001 when the Company held only a 25% interest. and a distributor network of $36.0 million and are being amortized over their useful lives of 10 years and 40 years, respectively. The balance of the intangible assets is related to a trade name, which is not being amortized. The results of Rexair have been included in the Rexair segment from the date of re-acquisition. The Company accounted for Rexair under the equity method of accounting during the time period from March 24, 2000 to August 15, 2001 when the Company held only a 25% interest.

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

In the second transaction, Rexair sold newly issued shares to Strategic representing, after issuance, 75% of the equity interest in Rexair. The Company received approximately $195.0 million in cash and retained a 25% direct equity interest in Rexair. In addition, the Company guaranteed Rexair’s $200 million credit facility. In connection with the Rexair transaction, the Company recorded a liability of $98.9 million, related to its retained 25% share of Rexair’s net liabilities and a deferred gain, which together with the deferral of the related transaction costs of $17.4 million, was to be deferred until the release of the Company’s guarantee of Rexair’s credit facility. On August 15, 2001, the Company re-acquired Rexair from Strategic in exchange for $27.4 million in face value of the Strategic Notes. Accordingly, the Company’s retained 25% share of Rexair’s net liabilities and deferred gain, offset by the deferred transaction costs, reduced the re-acquired basis in Rexair (see Acquisition of Businesses above).

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

Discontinued Operations

On December 28, 2001, the Board of Directors approved a formal Disposal Plan for five businesses in connection with the Company’s obligation to pay debt amortization as set forth in the restructured debt agreements. In connection with the Disposal Plan, the Company incurred a charge of $232.6 million, net of tax, in fiscal 2001, which represented the difference between the historical net carrying value and the estimated net realizable value of the five businesses—Ames True Temper, Selkirk, Lighting Corporation of America, Spear & Jackson and SiTeco Lighting. In fiscal 2002, the Company recorded income from discontinued operations of $7.8 million, as it re-evaluated the estimated loss on disposal of its discontinued operations. The discontinued businesses previously comprised the Company’s Lawn & Garden and Lighting segments. The net assets of the discontinued businesses are included in net assets held for sale in all periods presented. The Company completed the sales of Ames True Temper in January 2002, Lighting Corporation of America in April 2002, Selkirk in June 2002 and Spear & Jackson in September 2002. In October 2002, the Company completed the sale of SiTeco Lighting.

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

The decrease in sales in 2001 compared to 2000 relates primarily to the Lighting companies (Lighting Corporation of America and SiTeco Lighting) and Spear & Jackson. Sales at the Lighting companies decreased $50.1 million due to the discontinuance of certain unprofitable product lines in 2000 combined with lower volume sales at the commercial and institutional indoor businesses. Sales at Spear & Jackson decreased primarily due to the sale of its Saw’s Division in March 2001. Excluding the goodwill impairment charges mentioned above, operating income for the discontinued operations decreased in 2001 compared to 2000. This decrease was largely from the Ames True Temper business. This was primarily the result of higher warehousing and distribution costs due to higher-than-normal inventory levels and the under-absorption of fixed costs as manufacturing production schedules were curtailed to reduce inventories. The inventory levels were higher than expected due to the opening of a new master distribution center in December 2000, which coincided with inventory reduction plans instituted by major customers. Ames True Temper also incurred $3.8 million in non-recurring charges related to the opening of the new master distribution center.

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

Net cash provided by investing activities was $481.8 million in 2002, compared to net cash used of $7.4 million in 2001, and net cash provided of $322.0 million in 2000. Net cash provided by investing activities in 2002 included $385.7 million in proceeds from the sale of businesses. These net proceeds consisted of $143.1 million for Ames True Temper, $210.2 million for Lighting Corporation of America and $34.9 million for Selkirk. Also included in cash provided from investing activities in 2002 was $105.9 million received from the sale of the Strategic Notes and $3.3 million from the sale of excess real estate, fixed assets and other investments, partially offset by $15.6 million in capital expenditures. Net cash used by investing activities in 2001 consisted of $22.9 million for capital expenditures, partially offset by cash proceeds of $7.5 million received from the sale of the European HVAC operations and $8.7 million from the sale of excess real estate and fixed assets. Net cash provided by investing activities in 2000 primarily consisted of cash proceeds of $402.2 million received from the sale of a majority equity interest in the Diversified businesses and the sale of its fire protection, children’s footwear and ladder operations, $24.3 million received from the sale of Strategic Notes and $6.7 million from the sale of excess real estate and property, plant and equipment. This increase in cash was partially offset by $33.1 million required for capital expenditures and $71.4 million for the Spear & Jackson contingency payment (see Note 3 to the Company’s Consolidated Financial Statements).

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

On November 4, 2002, the Company announced that it had accepted for payment all 7.125% Notes validly tendered in the exchange offer. Approximately $238.2 million or 95% of the 7.125% Notes were tendered for exchange. Note holders who tendered their 7.125% Notes received an amount of cash and principal amount of New Notes that together equaled the principal amount of the 7.125% Notes tendered. The transaction resulted in $104.8 million paid to the note holders from the 7.125% Notes escrow account, New Notes issued of $133.4 million and a balance remaining in 7.125% Notes of $11.8 million. The other terms of the New Notes are substantially similar to the 7.125% Notes. A consent payment of $15 per $1,000 principal amount of New Notes issued was paid out of the Company’s general working capital to all holders who delivered their consents on or prior to the consent date, resulting in an additional payment to tendering note holders of approximately $2.0 million.

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

			Estimated	Deposited	Reduction of
	Transaction	Gross	Transaction and	in Escrow	Restructured
	Date	Proceeds	Other Costs (1)	Accounts	Facilities

Ames True Temper	1/14/2002	$165.0	$21.9	$44.1	$99.0
Strategic Notes	1/16/2002	107.6	1.7	31.9	74.0
Lighting Corp. of America	4/26/2002	250.0	39.8	64.3	145.9
Selkirk	6/24/2002	40.0	5.1	7.1	27.8

(1)  Estimated transaction and other costs include working capital adjustments and escrows for future liabilities. Approximately $24.3 million of these costs are still outstanding as of September 30, 2002 ($15.8 million in current liabilities and $8.5 million in long-term liabilities).

On September 6, 2002, the Company sold substantially all of the assets of Spear & Jackson to MegaPro Tools, Inc. (“MegaPro”). Net proceeds consisted of notes from the buyer of £150,000 and a 29.5% equity interest in the common shares of the buyer. The Company is subject to restrictions on the voting and disposition of these shares. This investment was recorded at its fair value at the date of acquisition based on an independent valuation in accordance with the Company’s accounting policy (See Note 2).

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

The lenders of the Revolving Facilities were granted on April 30, 2001 security interests in substantially all of the assets of the Company and its domestic subsidiaries, including shares of the Company’s domestic subsidiaries and 65% of the shares of certain of the Company’s foreign subsidiaries. As a result of having the Revolving Facilities secured, the Rexair Guarantee became secured with certain assets. In addition, the Company’s Senior Notes also became equally and ratably secured with the Revolving Facilities and the Rexair Guarantee with respect to the assets of the Company and its subsidiaries that are subject to the covenant restrictions under the Senior Notes. The covenants contained in the indentures under which the Senior Notes were issued apply to the Company and any domestic subsidiary that is a “significant subsidiary” (within the meaning of rule 1-02(w) of Regulation S-X promulgated under the Securities and Exchange Act of 1934 or any successor provision). In accordance with the Rule, the determination that a subsidiary is a “significant subsidiary” is made on a consolidated basis, taking into account such subsidiary and all of its consolidated subsidiaries. The subsidiaries identified as significant subsidiaries at October 1, 2002 include USI Atlantic Corp., USI American Holdings, Inc., USI Global Corp., JUSI Holdings, Inc., Jacuzzi Inc. and Zurn Industries, Inc. After considering the equal and ratable security interest of the Senior Notes, separate financial statements for USI Atlantic Corp., USI American Holdings, Inc., USI Global Corp.,and JUSI Holdings, Inc. are included elsewhere in this annual report. A significant subsidiary may itself have one or more subsidiaries that, when looked at on a consolidated basis, do not constitute “significant subsidiaries” under the Rule. As a result, these subsidiaries, on a stand-alone basis, are not subject to the covenant restrictions under the Senior Notes, and no portion of the proceeds of assets sales completed by these subsidiaries would be allocable to the Senior Notes.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of
Jacuzzi Brands, Inc. (Formerly U.S. Industries, Inc.)

     We have audited the consolidated balance sheets of Jacuzzi Brands, Inc. (the “Company”) as of September 30, 2002 and 2001, and the related consolidated statements of operations, cash flows, and changes in stockholders’ equity for each of the three years in the period ended September 30, 2002. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     As discussed in Note 1, the Company restated its 2001 and 2002 consolidated financial statements to treat approximately $17.4 million of costs, which had previously been expensed, as additional purchase price in connection with the re-acquisition of Rexair, Inc. in fiscal 2001. The Company also restated its 2001 and 2002 consolidated financial statements for the reallocation of the purchase price in the re-acquisition of Rexair, Inc., among identifiable intangible assets, goodwill and deferred tax liabilities and for the change in designation of the distributor network to a finite-lived intangible asset with a 40-year estimated life.

     As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002.

/s/ Ernst & Young LLP

West Palm Beach, Florida
November 8, 2002, except for Note 13
as to which the date is July 15, 2003;
and Paragraphs 4 through 10 of Note 1
as to which the date is October 16, 2003

JACUZZI BRANDS, INC. (F/K/A U.S. INDUSTRIES, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions except per share)

	For the Fiscal Years Ended
	September 30,

	2002	2001
	(Restated)	(Restated)	2000

Net sales	$1,159.5	$1,107.1	$1,724.9
Operating costs and expenses:
Cost of products sold	799.8	783.4	1,250.8
Selling, general and administrative expenses	255.1	246.5	330.1
Impairment and restructuring charges	7.2	100.2	60.2

Operating income (loss)	97.4	(23.0)	83.8
Interest expense	(75.7)	(88.8)	(85.3)
Interest income	4.6	25.2	16.7
Gain on sale of businesses	—	—	39.3
Equity (losses) earnings in investees	—	(1.4)	3.1
Other expense, net	(15.6)	(79.8)	(4.7)

Income (loss) before income taxes, discontinued operations and cumulative effect of accounting change	10.7	(167.8)	52.9
Benefit (provision) for income taxes	22.4	5.4	(14.2)

Income (loss) from continuing operations	33.1	(162.4)	38.7
Discontinued operations:
Loss from operations (net of tax provisions of $37.1 and $6.5 in 2001 and 2000, respectively)	—	(103.7)	(3.1)
Gain (loss) on disposals (net of tax benefit of $10.3 in 2001)	7.8	(240.4)	—

Income (loss) from discontinued operations	7.8	(344.1)	(3.1)
Cumulative effect of accounting change, net of taxes of $0.8 in 2001	—	(0.7)	—

Net income (loss)	$40.9	$(507.2)	$35.6

Income (loss) per basic share:
Continuing operations	$0.45	$(2.19)	$0.48
Discontinued operations	0.10	(4.65)	(0.04)
Cumulative effect of accounting change	—	(0.01)	—

Net income (loss)	$0.55	$(6.85)	$0.44

Income (loss) per diluted share:
Continuing operations	$0.45	$(2.19)	$0.47
Discontinued operations	0.10	(4.65)	(0.04)
Cumulative effect of accounting change	—	(0.01)	—

Net income (loss)	$0.55	$(6.85)	$0.43

See notes to Consolidated Financial Statements.

JACUZZI BRANDS, INC. (F/K/A U.S. INDUSTRIES, INC.)

CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	(Restated)
	At September 30,

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$32.1	$65.2
Restricted cash collateral accounts	142.9	—
Trade receivables, net of allowances of $8.6 in 2002 and $8.3 in 2001	230.7	228.8
Inventories	183.0	191.0
Deferred income taxes	31.0	6.2
Net assets held for sale	103.8	491.6
Income taxes receivable	37.2	6.8
Other current assets	24.6	137.4

Total current assets	785.3	1,127.0
Restricted cash collateral accounts	15.4	4.4
Property, plant and equipment, net	144.3	158.5
Pension assets	140.4	152.1
Insurance for asbestos claims	145.0	107.0
Other assets	34.9	32.2
Goodwill and other intangibles, net	350.9	349.2

TOTAL ASSETS	$1,616.2	$1,930.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$15.3	$12.0
Current maturities of long-term debt	275.9	436.5
Trade accounts payable	99.5	101.3
Accrued expenses and other current liabilities	131.7	128.3

Total current liabilities	522.4	678.1
Long-term debt	516.9	778.3
Deferred income taxes	42.1	37.1
Asbestos claims	145.0	107.0
Other liabilities	135.4	112.9

Total liabilities	1,361.8	1,713.4

Commitments and contingencies
Stockholders’ equity:
Common stock (par value $.01 per share, authorized 300,000,000 shares; issued 99,096,734 shares; outstanding 74,607,499 and 74,286,648 shares in 2002 and 2001, respectively)	1.0	1.0
Paid in capital	655.5	660.8
Accumulated deficit	(2.6)	(43.5)
Unearned restricted stock	(1.7)	(6.0)
Accumulated other comprehensive loss	(39.1)	(30.8)
Treasury stock (24,489,235 and 24,810,086 shares, respectively) at cost	(358.7)	(364.5)

Total stockholders’ equity	254.4	217.0

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,616.2	$1,930.4

See notes to Consolidated Financial Statements.

JACUZZI BRANDS, INC. (F/K/A U.S. INDUSTRIES, INC.)

CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	For the Fiscal Years Ended
	September 30,

	2002	2001
	(Restated)	(Restated)	2000

OPERATING ACTIVITIES:
Income (loss) from continuing operations	$33.1	$(162.4)	$38.7
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Depreciation and amortization	28.1	38.0	48.0
Amortization of deferred financing costs	6.9	4.2	3.9
(Benefit) provision for deferred income taxes	(34.8)	(2.7)	9.6
Provision for doubtful accounts	3.9	2.8	3.0
Gain on sale of excess real estate	(0.8)	—	(3.2)
Equity loss (earnings) in investee	—	1.4	(3.1)
Gain on sale of businesses	—	—	(39.3)
Loss on sale of property, plant and equipment	1.7	—	0.7
Impairment, restructuring and other charges	0.8	145.2	43.8
Changes in operating assets and liabilities, excluding the effects of acquisitions and dispositions:
Trade receivables	(11.0)	39.3	(20.8)
Inventories	10.6	10.6	(3.7)
Other current assets	3.9	(3.3)	(5.1)
Other assets	(7.4)	(4.1)	(26.1)
Trade accounts payable	(1.9)	1.0	(38.9)
Income taxes payable	(2.2)	0.4	(14.8)
Accrued expenses and other current liabilities	(4.7)	(18.5)	(40.1)
Other liabilities	9.9	(22.3)	(16.9)
Other, net	(0.3)	(0.3)	—

Net cash provided by (used in) operating activities of continuing operations	35.8	29.3	(64.3)

Income (loss) from discontinued operations	7.8	(344.1)	(3.1)
Adjustments to reconcile income (loss) from discontinued operations to net cash provided by discontinued operations:
(Gain)/loss on disposal of discontinued operations	(7.8)	240.4	—
Impairments and other charges	—	121.4	84.0
Other increases (decreases) in net assets held for sale	24.7	49.5	(52.1)

Net cash provided by discontinued operations	24.7	67.2	28.8

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	60.5	96.5	(35.5)

INVESTING ACTIVITIES:
Proceeds from sale of businesses	388.2	7.5	402.2
Proceeds from sale of Strategic Notes	105.9	—	24.3
Acquisition of companies, net of cash acquired	—	—	(78.4)
Purchases of property, plant and equipment	(15.6)	(22.9)	(33.1)
Proceeds from sale of property, plant and equipment	1.5	5.5	1.2
Proceeds from sale of excess real estate	0.5	3.2	5.5
Other investing activities, net	1.3	(0.7)	0.3

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	481.8	(7.4)	322.0

FINANCING ACTIVITIES:
Proceeds from long-term debt	72.5	1,544.6	3,127.7
Repayment of long-term debt	(498.3)	(1,514.9)	(3,284.9)
Escrow deposits	(152.7)	(4.4)	—
Proceeds (repayment) of notes payable, net	2.6	(13.4)	5.5
Payment of dividends	—	(7.7)	(16.8)
Proceeds from exercise of stock options	—	0.3	4.4
Purchase of treasury stock	—	(43.1)	(143.4)
Other financing activities, net	—	(0.9)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(575.9)	(39.5)	(307.5)

Effect of exchange rate changes on cash and cash equivalents	0.5	(9.1)	(12.0)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(33.1)	40.5	(33.0)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	65.2	24.7	57.7

CASH AND CASH EQUIVALENTS AT END OF YEAR	$32.1	$65.2	$24.7

See notes to Consolidated Financial Statements.

JACUZZI BRANDS, INC. (F/K/A U.S. INDUSTRIES, INC.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE FISCAL YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000
(in millions except share data)

					Accumulated
			Retained	Unearned	Other		Comprehensive
	Common	Paid in	Earnings	Restricted	Comprehensive	Treasury	Income
	Stock	Capital	(Deficit)	Stock	Income (Loss)	Stock	(Loss)	Total

Balance at September 30, 1999	$1.0	$701.1	$448.2	$(15.9)	$(26.9)	$(187.3)		$920.2

Net income			35.6				$35.6	35.6
Cash dividend declared ($0.20 per share)			(16.2)					(16.2)
Amortization of unearned restricted stock				3.3				3.3
Purchase of 11,453,020 shares of common stock						(143.4)		(143.4)
Treasury stock issued to employees and directors (223,753 shares)		(0.6)		(2.9)		3.5		—
Forfeiture of 148,698 shares of unearned restricted stock				2.5		(2.5)		—
Treasury stock issued (428,311 shares) upon exercise of options		(3.3)				7.7		4.4
Payment for guarantee of stock value for acquisition		(36.0)						(36.0)
Sale of Diversified businesses:								—
Accelerated amortization of unearned restricted stock				3.9				3.9
Translation adjustment					5.4		5.4	5.4
Minimum pension liability adjustment					1.7		1.7	1.7
Translation adjustment					(24.8)		(24.8)	(24.8)
Minimum pension liability adjustment					(0.4)		(0.4)	(0.4)

Other comprehensive loss							(18.1)

Total comprehensive income							$17.5

Balance at September 30, 2000	1.0	661.2	467.6	(9.1)	(45.0)	(322.0)		753.7

Net loss (restated)			(507.2)				$(507.2)	(507.2)
Cash dividend declared ($0.05 per share)			(3.9)					(3.9)
Amortization of unearned restricted stock				2.9				2.9
Purchase of 2,815,200 shares of common stock						(43.1)		(43.1)
Treasury stock issued to directors (20,640 shares)		(0.2)				0.3		0.1
Forfeiture of 8,500 shares of unearned restricted stock				0.2		(0.2)		—
Treasury stock issued (30,000 shares) upon exercise of options		(0.2)				0.5		0.3
Discontinued operations:
Translation adjustment					27.4		27.4	27.4
Minimum pension liability adjustment					7.1		7.1	7.1
Translation adjustment					(13.2)		(13.2)	(13.2)
Fair value of derivatives adjustment					(1.4)		(1.4)	(1.4)
Minimum pension liability adjustment					(5.7)		(5.7)	(5.7)

Other comprehensive income							14.2

Total comprehensive loss							$(493.0)

Balance at September 30, 2001 (Restated)	1.0	660.8	(43.5)	(6.0)	(30.8)	(364.5)		217.0

Net income (restated)			40.9				$40.9	40.9
Amortization of unearned restricted stock (continuing operations)				2.4				2.4
Amortization of unearned restricted stock (discontinued operations)				1.7				1.7
Treasury stock issued to directors (90,880 shares)		(1.3)				1.5		0.2
Treasury stock issued in 401K match (262,804 shares)		(3.5)				4.4		0.9
Forfeiture of 32,833 shares of unearned restricted stock		(0.5)		0.2		(0.1)		(0.4)
Translation adjustment					3.4		3.4	3.4
Fair value of derivatives adjustment					1.4		1.4	1.4
Minimum pension liability adjustment					(13.1)		(13.1)	(13.1)

Other comprehensive loss							(8.3)

Total comprehensive income							$32.6

Balance at September 30, 2002 (Restated)	$1.0	$655.5	$(2.6)	$(1.7)	$(39.1)	$(358.7)		$254.4

See notes to Consolidated Financial Statements.

JACUZZI BRANDS, INC. (F/K/A U.S. INDUSTRIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BASIS OF PRESENTATION

The Company manufactures and distributes a broad range of consumer and industrial products through its two business segments – Bath & Plumbing and Rexair.

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

Restatement

In October 2003, the Company completed a review of its accounting for the Rexair re-acquisition in response to comments received from the staff of the Securities and Exchange Commission arising as a result of their normal periodic review of the Company’s filings. As a result of this review, the Company changed the accounting for its August 2001 re-acquisition of Rexair and the related amortization expense. Consequently, the Company capitalized as goodwill $17.4 million in transaction costs that had been previously expensed in its fiscal 2001 results. These transaction costs were deferred in connection with the March 2000 sale of the Company’s interest in Rexair to Strategic Industries LLC (“Strategic”) and were charged to operations upon the re-acquisition of Rexair in August 2001.

The Company also revised the amount allocated to the Rexair distributor network in connection with the 2001 re-acquisition. The Company originally recorded the distributor network as an indefinite-lived intangible asset with a carrying value of $64 million. The Company reassigned a value of $36 million to the distributor network, recognized the distributor network as a finite-lived asset, and will amortize it on a straight-line basis over 40 years. The Company also recorded a deferred tax liability of $24.7 million for purchased intangibles and accrued expenses of $4.8 million, increasing the excess purchase price, and thus goodwill, by the same amount. The deferred tax liability will be reversed and a deferred tax benefit will be recognized over the amortization period of the intangible assets. The Company has restated its results from August 2001 as a result of these changes.

The revised allocation of the purchase price as of September 30, 2002 is as follows:

	Rexair Segment

	Original	Revised
	Allocation	Allocation	Amortizable Life

	(in millions)
Distributor Network	$64.0	$36.0	40 years
Trade name	8.8	24.7	Indefinite
Patent	0.9	2.6	10 years
Goodwill	—	52.5	Indefinite

	$73.7	$115.8

JACUZZI BRANDS, INC. (F/K/A U.S. INDUSTRIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—BASIS OF PRESENTATION (Continued)

A reconciliation of the amounts previously reported in our consolidated balance sheets as of September 30, 2002 and September 30, 2001 to the amounts in this Report on Form 10-K/A is provided as follows:

			Reversal of
		Re-allocation	Deferred	Amortization	Amortization
	As	of Rexair’s	Transaction	of Intangible	of Deferred	As
	Reported	Purchase Price	Costs	Assets	Tax Benefit	Restated

	(in millions)
Goodwill and other intangibles, net
September 2002	$310.0	$42.1	$—	$(1.2)	$—	$350.9
September 2001	302.4	46.9	—	(0.1)	—	349.2
Total assets
September 2002	$1,575.3	$42.1	$—	$(1.2)	$—	$1,616.2
September 2001	1,883.6	46.9	—	(0.1)	—	1,930.4
Deferred income taxes (liabilities)
September 2002	$17.9	$24.7	$—	$—	$(0.5)	$42.1
September 2001	12.5	24.7	—	—	(0.1)	37.1
Accrued expenses and other current liabilities
September 2002	$131.7	$—	$—	$—	$—	$131.7
September 2001	123.5	4.8	—	—	—	128.3
Total current liabilities
September 2002	$522.4	$—	$—	$—	$—	$522.4
September 2001	673.3	4.8	—	—	—	678.1
Total liabilities
September 2002	$1,337.6	$24.7	$—	$—	$(0.5)	$1,361.8
September 2001	1,684.0	29.5	—	—	(0.1)	1,713.4
Stockholders’ equity
September 2002	$237.7	$—	$17.4	$(1.2)	$0.5	$254.4
September 2001	199.6	—	17.4	(0.1)	0.1	217.0
Total liabilities & stockholders’ equity
September 2002	$1,575.3	$24.7	$17.4	$(1.2)	$—	$1,616.2
September 2001	1,883.6	29.5	17.4	(0.1)	—	1,930.4

JACUZZI BRANDS, INC. (F/K/A U.S. INDUSTRIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—BASIS OF PRESENTATION (Continued)

A reconciliation of the amounts previously reported in our consolidated statements of operations for the years ended September 30, 2002 and September 30, 2001 to the amounts in this Report on Form 10-K/A is provided as follows:

		Reversal of
		Deferred	Amortization	Amortization
	As	Transaction	of Intangible	of Deferred	As
	Reported	Costs	Assets	Tax Benefit	Restated

	(in millions)
Selling, general & administrative expense
2002	$254.0	$—	$1.1	$—	$255.1
2001	246.4	—	0.1	—	246.5
Operating income (loss)
2002	$98.5	$—	$(1.1)	$—	$97.4
2001	(22.9)	—	(0.1)	—	(23.0)
Other expense, net
2002	$(15.6)	$—	$—	$—	$(15.6)
2001	(97.2)	17.4	—	—	(79.8)
Income (loss) before income taxes and discontinued operations
2002	$11.8	$—	$(1.1)	$—	$10.7
2001	(185.1)	17.4	(0.1)	—	(167.8)
Benefit for income taxes
2002	$22.0	$—	$—	$0.4	$22.4
2001	5.3	—	—	0.1	5.4
Income (loss) from continuing operations
2002	$33.8	$—	$(1.1)	$0.4	$33.1
2001	(179.8)	17.4	(0.1)	0.1	(162.4)
Net income (loss)
2002	$41.6	$—	$(1.1)	$0.4	$40.9
2001	(524.6)	17.4	(0.1)	0.1	(507.2)

JACUZZI BRANDS, INC. (F/K/A U.S. INDUSTRIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—BASIS OF PRESENTATION (Continued)

A reconciliation of the basic and diluted amounts per share previously reported in our consolidated statements of operations for the years ended September 30, 2002 and September 30, 2001 to the amounts in this Report on Form 10-K/A is provided as follows:

		Reversal of
		Deferred	Amortization	Amortization
	As	Transaction	of Intangible	of Deferred	As
	Reported	Costs	Assets	Tax Benefit	Restated

	(in millions)
Basic income (loss) per share- continuing operations
2002	$0.46	$—	$(0.01)	$—	$0.45
2001	(2.43)	0.24	—	—	(2.19)
Basic income (loss) per share- discontinued operations
2002	$0.10	$—	$—	$—	$0.10
2001	(4.65)	—	—	—	(4.65)
Basic income (loss) per share
2002	$0.56	$—	$(0.01)	$—	$0.55
2001	(7.09)	0.24	—	—	(6.85)
Diluted income (loss) per share- continuing operations
2002	$0.46	$—	$(0.01)	$—	$0.45
2001	(2.43)	0.24	—	—	(2.19)
Diluted income (loss) per share- discontinued operations
2002	$0.10	$—	$—	$—	$0.10
2001	(4.65)	—	—	—	(4.65)
Diluted income (loss) per share
2002	$0.56	$—	$(0.01)	$—	$0.55
2001	(7.09)	0.24	—	—	(6.85)

NOTE 2—ACCOUNTING POLICIES

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

JACUZZI BRANDS, INC. (F/K/A U.S. INDUSTRIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—ACCOUNTING POLICIES (Continued)

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

JACUZZI BRANDS, INC. (F/K/A U.S. INDUSTRIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—ACCOUNTING POLICIES (Continued)

DEPRECIATION AND AMORTIZATION: Depreciation and amortization consisted of:

	For the Fiscal Years Ended
	September 30,

	2002	2001	2000
	(Restated)	(Restated)

	(in millions)
Depreciation	$24.5	$25.3	$33.7
Amortization of goodwill and intangible assets	1.2	9.8	13.2
Amortization of unearned restricted stock	2.4	2.9	3.3
Amortization of deferred income	—	—	(2.2)

	$28.1	$38.0	$48.0

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

SFAS No. 142 requires that goodwill and intangible assets with indefinite lives be tested for impairment at the reporting unit level at the date of adoption and at least annually thereafter, utilizing a two-step methodology. The initial step requires the Company to determine the fair value of each reporting unit and of each intangible asset with an indefinite life and compare it to the respective carrying value, including goodwill and other intangible assets, of such unit or of such intangible asset. If the fair value exceeds the carrying value, no impairment loss is recognized. However, if the carrying value of the intangible asset exceeds its fair value, an impairment charge equal to the difference in the values should be recorded. Upon completion of its assessment in the fourth quarter of 2002, the Company determined that the fair value of the Company’s intangible assets with indefinite lives exceeded their carrying values. For goodwill, if the carrying value of the reporting unit exceeds its fair value, the goodwill and/or other intangible assets of this unit may be impaired. The amount, if any, of the impairment would then be measured in a second step. The Company performed the initial step on its two reporting units – Bath & Plumbing and Rexair— at October 1, 2001 and in the fourth quarter of 2002. The fair values of each reporting unit exceeded the carrying values. Consequently, no impairment was recognized and the second step was not required. The Company plans on performing its annual test for impairment in the fourth quarter of its fiscal year.

As of September 30, 2002, the Company had net goodwill of $236.4 million in the Bath & Plumbing segment, compared to $233.5 million as of September 30, 2001. As of September 30, 2002 and 2001, the Company had net goodwill of $52.5 million in the Rexair segment.

JACUZZI BRANDS, INC. (F/K/A U.S. INDUSTRIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—ACCOUNTING POLICIES (Continued)

Identifiable intangible assets, which are included in the Rexair segment, are comprised of:

	(Restated)		(Restated)
	September 30, 2002		September 30, 2001

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

	(in millions)
Finite-lived intangible assets	$38.6	$1.3	$38.6	$0.1
Infinite-lived intangible asset	24.7	—	24.7	—

Total identifiable intangible assets	$63.3	$1.3	$63.3	$0.1

Finite-lived intangible assets include patented technology of $2.6 million and a distributor network of $36.0 million, which are being amortized over their useful lives of 10 years and 40 years, respectively. Amortization expense should approximate $1.2 million per year through fiscal 2011 and $0.9 million per year thereafter through 2041. The infinite-lived intangible asset consists of a trade name.

The following table presents a reconciliation of reported net income (loss) for the years ended September 30, 2001 and 2000 to adjusted net income (loss) as if SFAS No. 142 had been applied in these years.

	2001	2000
	(Restated)

	(in millions)
Net income (loss):
Reported income (loss)	$(507.2)	$35.6
Add back: Goodwill amortization - after tax	12.1	17.7

Adjusted net income (loss)	$(495.1)	$53.3

Basic earnings (loss) per share:
Reported net income (loss) per share	$(6.85)	$0.44
Add back: Goodwill amortization per share	0.16	0.22

Adjusted earnings (loss) per share - basic	$(6.69)	$0.66

Diluted earnings (loss) per share:
Reported net income (loss) per share	$(6.85)	$0.43
Add back: Goodwill amortization per share	0.16	0.21

Adjusted earnings (loss) per share - diluted	$(6.69)	$0.64

ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES: Accrued expenses and other current liabilities consisted of the following:

	At September 30,

		2001
	2002	(Restated)

	(in millions)
Compensation related	$22.3	$19.2
Other	109.4	109.1

	$131.7	$128.3

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

JACUZZI BRANDS, INC. (F/K/A U.S. INDUSTRIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—ACCOUNTING POLICIES (Continued)

Short-term Assets and Liabilities: The fair values of the Company’s cash and cash equivalents, trade receivables and accounts payable approximate their carrying values because of their short-term nature.

Long-term Debt: The fair values of the Company’s Senior Notes represent quoted market prices. The fair value of the Company’s remaining debt is determined by discounting the cash flows using current interest rates for financial instruments with similar characteristics and maturities. The fair value of the Company’s remaining debt approximates its carrying value as of September 30, 2002.

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

OTHER EXPENSE, NET: Other expense, net consisted of the following:

	For the Fiscal Years Ended
	September 30,

	2002	2001 (Restated)	2000

	(in millions)
Keller Ladder expenses	$5.2	$4.3	$5.7
Financing costs	9.2	23.6	—
Impairment of Strategic Notes	—	45.1	—
LCA spin-off costs	—	8.1	—
Other, net	1.2	(1.3)	(1.0)

	$15.6	$79.8	$4.7

JACUZZI BRANDS, INC. (F/K/A U.S. INDUSTRIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—ACCOUNTING POLICIES (Continued)

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

Components of Accumulated other comprehensive income (loss) consist of the following:

			Minimum	Accumulated
	Foreign	Fair Value	Pension	Other
	Currency	of Derivatives	Liability	Comprehensive
	Translation	Adjustment	Adjustment (1)	Income(Loss)

	(in millions)
September 30, 1999	$(23.2)	$—	$(3.7)	$(26.9)
Fiscal 2000 change	(19.4)	—	1.3	(18.1)

September 30, 2000	(42.6)	—	(2.4)	(45.0)
Fiscal 2001 change	14.2	(1.4)	1.4	14.2

September 30, 2001	(28.4)	(1.4)	(1.0)	(30.8)
Fiscal 2002 change	3.4	1.4	(13.1)	(8.3)

September 30, 2002	$(25.0)	$—	$(14.1)	$(39.1)

(1)  The minimum pension liability adjustment is net of an estimated tax benefit of $7.6 million, $0.5 million and $1.3 million at September 2002, 2001 and 2000, respectively.

JACUZZI BRANDS, INC. (F/K/A U.S. INDUSTRIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—ACCOUNTING POLICIES (Continued)

INCOME (LOSS) PER SHARE: Basic net income (loss) per share is based on the weighted average number of shares outstanding during each period, excluding the weighted average of restricted shares outstanding during each period (See Note 9). Diluted earnings per share further assumes that, under the treasury stock method, any dilutive stock options are exercised, restricted stock awards are vested and any other dilutive equity instruments are converted.

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

JACUZZI BRANDS, INC. (F/K/A U.S. INDUSTRIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2— ACCOUNTING POLICIES (Continued)

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

NOTE 3—ACQUISITIONS AND DISPOSITIONS OF BUSINESSES

Acquisition of Businesses

In connection with the Company’s sale to Strategic in March 2000 of a 75% interest in Rexair (see Disposition of Businesses below), the Company guaranteed Rexair’s $200 million credit facility. This guarantee required the Company to maintain certain credit rating levels. In response to a downgrade of its credit ratings in March 2001, the Company obtained waivers of the ratings default from Rexair’s lenders while it pursued the re-acquisition of Rexair from Strategic and the restructuring of its debt. On August 15, 2001, the Company reacquired the 75% equity interest in Rexair previously sold to Strategic. The purchase consideration included the return to Strategic of $27.4 million in face value of Strategic’s senior notes and the assumption of borrowings outstanding under Rexair’s $200 million credit facility. In connection with the re-acquisition, the Company reduced its basis in Rexair by the amount of its previously deferred gain of $69.6 million and its previously recorded share of Rexair’s net liabilities of $29.3 million, and increased our basis by $17.4 million in deferred transaction costs related to the original sale of Rexair in March 2000. The allocation of the purchase consideration (adjusted by the deferred gain, the carrying value of the retained liabilities and the deferred transaction costs) to the assets acquired and liabilities assumed resulted in goodwill of $52.5 million and other intangible assets of approximately $63.3 million. Finite-lived intangible assets include patented technology of $2.6 million and a distributor network of $36.0 million and are being amortized over their useful lives of 10 years and 40 years, respectively. The balance of the intangible assets is related to a trade name, which is not being amortized. The results of Rexair have been included in the Rexair segment from the date of acquisition. The Company accounted for Rexair under the equity method of accounting during the time period from March 24, 2000 to August 15, 2001 when the Company held only a 25% interest.

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

JACUZZI BRANDS, INC. (F/K/A U.S. INDUSTRIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—ACQUISITIONS AND DISPOSITIONS OF BUSINESSES (Continued)

In the second transaction, Rexair sold newly issued shares to Strategic representing, after issuance, 75% of the equity interest in Rexair. The Company received approximately $195.0 million in cash and retained a 25% direct equity interest in Rexair. In addition, the Company guaranteed Rexair’s $200 million credit facility. In connection with the Rexair transaction, the Company recorded a liability of $98.9 million, related to its retained 25% share of Rexair’s net liabilities and a deferred gain, which together with the deferral of the related transaction costs, was to be deferred until the release of the Company’s guarantee of Rexair’s credit facility. On August 15, 2001, the Company reacquired Rexair from Strategic in exchange for $27.4 million in face value of the Strategic Notes. Accordingly, the Company’s retained 25% share of Rexair’s net liabilities reduced the reacquired basis in Rexair (see Acquisition of Businesses above).

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

NOTE 4—DISCONTINUED OPERATIONS

On December 28, 2001, the Board of Directors approved a formal Disposal Plan for five businesses in connection with the Company’s obligation to pay debt amortization as set forth in the restructured debt agreements. In connection with the Disposal Plan, the Company incurred a charge of $232.6 million, net of tax, in fiscal 2001, which represented the difference between the historical net carrying value and the estimated net realizable value of the five businesses—Ames True Temper, Selkirk, Lighting Corporation of America, Spear & Jackson and SiTeco Lighting. In fiscal 2002, the Company recorded income from discontinued operations of $7.8 million, as it re-evaluated the estimated loss on disposal of its discontinued operations. The discontinued businesses previously comprised the Company’s Lawn & Garden and Lighting segments. The net assets of the discontinued businesses are included in net assets held for sale in all periods presented. The Company completed the sales of Ames True Temper in January 2002, Lighting Corporation of America in April 2002, Selkirk in June 2002 and Spear & Jackson in September 2002. In October 2002, the Company completed the sale of SiTeco Lighting.

The operating results of these businesses were classified as discontinued operations in 2001 and 2000 and, in accordance with APB No. 30, their estimated fiscal 2002 operating income was included in the Company’s expected loss on disposal of $232.6 million which was recorded in September 2001 and adjusted in fiscal 2002.

JACUZZI BRANDS, INC. (F/K/A U.S. INDUSTRIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—DISCONTINUED OPERATIONS (Continued)

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

NOTE 5— IMPAIRMENT, RESTRUCTURING AND OTHER NON-RECURRING CHARGES

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

JACUZZI BRANDS, INC. (F/K/A U.S. INDUSTRIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5— IMPAIRMENT, RESTRUCTURING AND OTHER NON-RECURRING CHARGES (Continued)

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

JACUZZI BRANDS, INC. (F/K/A U.S. INDUSTRIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5— IMPAIRMENT, RESTRUCTURING AND OTHER NON-RECURRING CHARGES (Continued)

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

JACUZZI BRANDS, INC. (F/K/A U.S. INDUSTRIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—LONG-TERM DEBT

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

JACUZZI BRANDS, INC. (F/K/A U.S. INDUSTRIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—LONG-TERM DEBT (Continued)

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

JACUZZI BRANDS, INC. (F/K/A U.S. INDUSTRIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—LONG-TERM DEBT (Continued)

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

			Estimated	Deposited	Reduction of
	Transaction	Gross	Transaction and	in Escrow	Restructured
	Date	Proceeds	Other Costs (1)	Accounts	Facilities

Ames True Temper	1/14/02	$165.0	$21.9	$44.1	$99.0
Strategic Notes	1/16/02	107.6	1.7	31.9	74.0
Lighting Corporation of America	4/26/02	250.0	39.8	64.3	145.9
Selkirk	6/24/02	40.0	5.1	7.1	27.8

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

JACUZZI BRANDS, INC. (F/K/A U.S. INDUSTRIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—LONG-TERM DEBT (Continued)

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

The lenders of the Revolving Facilities were granted on April 30, 2001 security interests in substantially all of the assets of the Company and its domestic subsidiaries, including shares of the Company’s domestic subsidiaries and 65% of the shares of certain of the Company’s foreign subsidiaries. As a result of having the Revolving Facilities secured, the Rexair Guarantee became secured with certain assets. In addition, the Company’s Senior Notes also became equally and ratably secured with the Revolving Facilities and the Rexair Guarantee with respect to the assets of the Company and its subsidiaries that are subject to the covenant restrictions under the Senior Notes. The covenants contained in the indentures under which the Senior Notes were issued apply to the Company and any domestic subsidiary that is a “significant subsidiary” (within the meaning of rule 1-02(w) of Regulation S-X promulgated under the Securities and Exchange Act of 1934 or any successor provision). In accordance with the Rule, the determination that a subsidiary is a “significant subsidiary” is made on a consolidated basis, taking into account such subsidiary and all of its consolidated subsidiaries. Those subsidiaries identified as significant subsidiaries at September 30, 2002 include USI Atlantic Corp., USI American Holdings, Inc., USI Global Corp., JUSI Holdings, Inc., Jacuzzi, Inc. and Zurn Industries, Inc. (“Zurn”). After considering the equal and ratable security interest of the Senior Notes, separate financial statements for USI Atlantic Corp.; USI American Holdings, Inc.; USI Global Corp. and JUSI Holdings, Inc. are included elsewhere in this annual report. A significant subsidiary may itself have one or more subsidiaries that, when looked at on a consolidated basis, do not constitute “significant subsidiaries” under the Rule. As a result, these subsidiaries, on a stand-alone basis, are not subject to the covenant restrictions under the Senior Notes, and no portion of the proceeds of assets sales completed by these subsidiaries would be allocable to the Senior Notes.

JACUZZI BRANDS, INC. (F/K/A U.S. INDUSTRIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—LONG-TERM DEBT (Continued)

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

NOTE 7—PENSION AND RETIREMENT PLANS

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

JACUZZI BRANDS, INC. (F/K/A U.S. INDUSTRIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7— PENSION AND RETIREMENT PLANS (Continued)

The assumptions and the net periodic pension income for the Company’s defined benefit plans, as well as the total contributions charged to pension expense for the defined contribution plans covering employees in the United States are presented below:

	Pension Benefits			Other Benefits

	2002	2001	2000	2002	2001	2000

Assumptions:
Discount rate	6.75%	7.50%	8.00%	6.75%	7.50%	8.00%
Rate of compensation increases	3.25%	4.50%	4.50%	—	—	—
Expected rate of return on assets	8.75%	9.50%	9.50%	—	—	—

The components of net periodic (income) cost are presented below:

	Pension Benefits			Other Benefits

	2002	2001	2000	2002	2001	2000

	(in millions)
Defined benefit plans:
Service cost	$8.5	$9.4	$11.5	$0.3	$0.3	$0.5
Interest cost	19.1	20.4	24.5	2.5	2.3	3.2
Expected return on plan assets	(40.8)	(46.4)	(47.7)	—	—	—
Prior service cost	1.0	1.5	1.5	(0.1)	—	—
Amortization of unrecognized transition asset	—	(0.1)	(1.1)	—	—	—
Net actuarial gain	(1.9)	(4.6)	(3.7)	(1.3)	(1.9)	(0.7)
Curtailments/settlements	58.3	—	(20.4)	—	—	—

Periodic (income) cost of defined benefit plans	44.2	(19.8)	(35.4)	1.4	0.7	3.0
Net reclassification adjustment for discontinued operations	(56.7)	6.7	—	—	—	—

Net periodic (income) cost:
Defined benefit plans	(12.5)	(13.1)	(35.4)	1.4	0.7	3.0
Defined contribution plans	0.9	1.0	2.0	—	—	—

Net periodic (income) cost	$(11.6)	$(12.1)	$(33.4)	$1.4	$0.7	$3.0

Included in the fiscal year 2000 curtailment gain of $20.4 million is $19.6 million related to the sale of the Diversified businesses and is included in the statement of operations caption “Gain on sale of businesses.”

JACUZZI BRANDS, INC. (F/K/A U.S. INDUSTRIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7— PENSION AND RETIREMENT PLANS (Continued)

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

JACUZZI BRANDS, INC. (F/K/A U.S. INDUSTRIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 — PENSION AND RETIREMENT PLANS (Continued)

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

JACUZZI BRANDS, INC. (F/K/A U.S. INDUSTRIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 — PENSION AND RETIREMENT PLANS (Continued)

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

JACUZZI BRANDS, INC. (F/K/A U.S. INDUSTRIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 — PENSION AND RETIREMENT PLANS (Continued)

Amounts recorded in the balance sheet:
Prepaid benefits	$—	$5.6
Accrued benefits	(10.0)	—
Accumulated other comprehensive income	16.6	—

Total recorded in the balance sheet	$6.6	$5.6

NOTE 8—INCOME TAXES

The Company’s income (loss) from continuing operations, before income taxes, consisted of the following:

	For the Fiscal Years Ended
	September 30,

	2002 (Restated)	2001 (Restated)	2000

	(in millions)
United States	$(15.1)	$(124.6)	$69.0
Foreign	25.8	(43.2)	(16.1)

	$10.7	$(167.8)	$52.9

The Company’s (benefit) provision for income taxes attributable to income (loss) from continuing operations consisted of the following:

	For the Fiscal Years Ended
	September 30,

	2002 (Restated)	2001 (Restated)	2000

	(in millions)
Current:
Federal	$—	$(11.2)	$(5.4)
State	3.2	3.5	1.8
Foreign	9.2	5.0	8.2
Deferred	(34.8)	(2.7)	9.6

	$(22.4)	$(5.4)	$14.2

Due to a change in tax law under the Job Creation and Worker’s Assistance Act of 2002, the Company is able to carry back net operating losses for which it had previously established a valuation allowance. In accordance with SFAS No. 109, the release of the valuation allowance due to a change in tax law is reflected through continuing operations.

JACUZZI BRANDS, INC. (F/K/A U.S. INDUSTRIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—INCOME TAXES (Continued)

The components of deferred income tax assets and liabilities consisted of the following:

	(Restated)
	At September 30,

	2002	2001

	(in millions)
Deferred tax assets:
Accruals and allowances	$52.4	$37.7
Postretirement benefits	7.9	9.7
Foreign tax credits	8.2	—
Expected benefit from Disposal Plan & capital loss carryforwards	42.8	75.0

Gross deferred tax assets	111.3	122.4
Valuation allowance	(65.9)	(89.9)

Total deferred tax assets	$45.4	$32.5

Deferred tax liabilities:
Property, plant and equipment	$11.1	$14.6
Inventory	3.5	4.9
Net pension assets	13.4	14.8
Deductible goodwill	2.9	—
Purchased intangibles	24.2	24.6
Other	1.4	4.5

Total deferred tax liabilities	$56.5	$63.4

Net deferred tax assets (liabilities)	$(11.1)	$(30.9)

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

The deferred tax balances have been classified in the balance sheet as follows:

	(Restated)
	At September 30,

	2002	2001

	(in millions)
Current assets	$34.4	$11.1
Current liabilities	(3.4)	(4.9)

Net current assets	31.0	6.2

Non-current assets	11.7	21.4
Non-current liabilities	(53.8)	(58.5)

Net non-current liabilities	(42.1)	(37.1)

Net deferred tax assets (liabilities)	$(11.1)	$(30.9)

JACUZZI BRANDS, INC. (F/K/A U.S. INDUSTRIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—INCOME TAXES (Continued)

The following is a reconciliation of income taxes at the federal statutory rate of 35% to the (benefit) provision for income taxes attributable to continuing operations:

	For the Fiscal Years Ended
	September 30,

	2002 (Restated)	2001 (Restated)	2000

	(in millions)
Federal tax (benefit) provision computed at the statutory rate	$3.8	$(58.7)	$18.5
Foreign income tax differential	2.0	1.3	(1.0)
State income taxes (net of federal benefit)	2.1	2.3	1.2
Non-deductible goodwill amortization	—	2.7	3.2
Non-deductible goodwill impairment charges	—	35.1	7.3
Resolution of tax contingencies	—	—	(20.0)
Non-deductible items	(0.7)	(3.4)	4.4
Valuation allowance	(29.6)	14.9	—
Other, net	—	0.4	0.6

	$(22.4)	$(5.4)	$14.2

The Company reduced the fiscal 2000 tax provision by approximately $20.0 million as certain tax liabilities with respect to foreign subsidiaries, which arose as a result of the spin-off from Hanson plc in 1995 (the “Spin-off”), were resolved that year.

Income taxes paid during fiscal 2002, 2001 and 2000 were $20.1 million, $24.1 million and $56.8 million, respectively.

NOTE 9—STOCKHOLDERS’ EQUITY AND STOCK COMPENSATION PLANS

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

Common stock issued under the Stock Plans is restricted, with vesting periods of seven years from the date of grant (either in thirds-on the third year, fifth year and seventh year—or solely at the end of the seventh year). Although subject to certain restrictions and forfeiture provisions, restricted stock is considered to be issued and outstanding common stock of the Company. Compensation expense (i.e., the market value of the shares at the date of the grant) is recognized over the vesting period. Unamortized compensation expense (unearned restricted stock) is included as a separate component of stockholders’ equity. At September 30, 2002 and 2001, respectively, the Company had 237,665 and 977,660 shares of restricted stock outstanding.

JACUZZI BRANDS, INC. (F/K/A U.S. INDUSTRIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—STOCKHOLDERS’ EQUITY AND STOCK COMPENSATION PLANS (Continued)

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

	For the fiscal years ended
	September 30,

	2002 (Restated)	2001 (Restated)	2000

	(in millions, except per share)
Net income (loss):
As reported	$40.9	$(507.2)	$35.6
Pro forma	39.0	(509.2)	33.3
Basic income (loss) per share:
As reported	$0.55	$(6.85)	$0.44
Pro forma	0.53	(6.87)	0.41
Diluted income (loss) per share:
As reported	$0.55	$(6.85)	$0.43
Pro forma	0.53	(6.87)	0.40

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

The fair value of each stock option granted is established on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants in 2002, 2001 and 2000:

- expected volatility rates of 58% for 2002, 49% for 2001, and 36% for 2000

- risk-free interest rates of 3.99% for 2002, 4.88% for 2001, and 6.55% for 2000

- expected option lives of 4 years for all three years

- expected dividend yield of 0% for 2002 and 2% for both 2001 and 2000

As of September 30, 2002, the weighted average fair values of options granted during 2002, 2001 and 2000 were $1.80, $2.94 and $4.02, respectively.

JACUZZI BRANDS, INC. (F/K/A U.S. INDUSTRIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—STOCKHOLDERS’ EQUITY AND STOCK COMPENSATION PLANS (Continued)

A summary of the status of and changes in the Company’s stock option plans for the last three years is presented below:

	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of year	6,170,932	$13.57	6,812,418	$13.72	5,921,264	$14.75
Granted	731,500	3.73	240,000	8.04	2,168,125	12.25
Exercised	—	N/A	(30,000)	9.42	(429,104)	9.18
Canceled / expired	(1,699,636)	14.52	(851,486)	13.33	(847,867)	19.43

Outstanding at end of year	5,202,796	$11.88	6,170,932	$13.57	6,812,418	$13.72

Exercisable at end of year	3,678,995	$13.34	3,965,777	$13.81	3,713,357	$13.50

     The following table summarizes the status of the stock options outstanding and exercisable at September 30, 2002:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Range of Exercise Prices	Options	Life (in years)	Price	Options	Price

$2.20 to $7.99	730,000	9.6	$3.73	30,000	$2.20
$8.00 to $13.19	2,950,538	4.8	10.98	2,287,600	10.94
$13.20 to $20.46	1,264,269	4.2	16.34	1,103,406	16.28
$20.47 to $28.88	257,989	2.9	23.30	257,989	23.30

Total	5,202,796	5.2	$11.88	3,678,995	$13.34

NOTE 10—CAPITAL STOCK

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

JACUZZI BRANDS, INC. (F/K/A U.S. INDUSTRIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—CAPITAL STOCK (Continued)

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

NOTE 11—COMMITMENTS AND CONTINGENCIES

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

JACUZZI BRANDS, INC. (F/K/A U.S. INDUSTRIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—COMMITMENTS AND CONTINGENCIES (Continued)

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

JACUZZI BRANDS, INC. (F/K/A U.S. INDUSTRIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—COMMITMENTS AND CONTINGENCIES (Continued)

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

NOTE 12 — SEGMENT INFORMATION

The Company currently operates in two reportable business segments — Bath & Plumbing and Rexair. Bath & Plumbing manufactures whirlpools, spas, faucets, chinaware, bathtubs, shower tub enclosures, bath accessories, plumbing fittings and other behind the wall plumbing products. Bath & Plumbing’s products are primarily sold to the home improvement and home construction markets through mass merchandisers, hardware stores, home centers, distributors, wholesalers and other outlets. Rexair is a leading manufacturer of premium vacuum cleaner systems. Its RAINBOW® vacuum cleaners collect dirt particles by means of a water filtration and separator system. Rexair distributes its RAINBOW® vacuum cleaners and related accessories through an extensive network of independent authorized distributors and sub-distributors. Prior to March 2000, the Company also operated a wide range of businesses through its Diversified segment. These businesses manufactured automotive interiors, precision-engineered products for the automotive, jet aviation and electronics industries and various other consumer products.

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

JACUZZI BRANDS, INC. (F/K/A U.S. INDUSTRIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 — SEGMENT INFORMATION (Continued)

The following is a summary of our significant accounts and balances by segment, reconciled to our consolidated totals.

					(Restated)
	Bath &	(Restated)			Consolidated
	Plumbing	Rexair	Diversified (3)	Corporate	Total

	(in millions)
Net Sales
2002	$1,060.9	$98.6	$—	$—	$1,159.5
2001	1,093.8	13.3	—	—	1,107.1
2000	1,309.6	—	415.3	—	1,724.9
Total Operating Income (Loss)(1)
2002	$90.3	$27.4	$—	$(20.3)	$97.4
2001	(2.8)	2.9	—	(23.1)	(23.0)
2000	62.2	—	35.7	(14.1)	83.8
Capital Expenditures
2002	$14.3	$1.3	$—	$—	$15.6
2001	22.4	0.2	—	0.3	22.9
2000	20.4	—	12.7	—	33.1
Depreciation and Amortization
2002	$21.4	$4.2	$—	$2.5	$28.1
2001	34.4	0.5	—	3.1	38.0
2000	34.1	—	12.5	1.4	48.0
Assets (2)
2002	$1,023.1	$158.2	$—	$434.9	$1,616.2
2001	1,009.6	165.2	—	755.6	1,930.4

(1)	Operating income (loss) for the Bath & Plumbing segment includes restructuring, impairment and other non-recurring charges of $7.2 million, $105.0 million, and $79.7 million in fiscal 2002, 2001 and 2000, respectively (See Note 5).

(2)	Corporate assets include net assets held for sale of $103.8 million and $491.6 million for fiscal 2002 and 2001, respectively.

(3)	The Diversified segment includes the operations of Rexair.

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

The Company’s operations are principally located in North America and Europe and to a lesser extent, in other regions of the world. The Company’s country of domicile is the United States. Export sales represented 7%, 4% and 9% of the Company’s total net sales for fiscal- years 2002, 2001 and 2000, respectively. Principal international markets served include Europe, South America, Canada and Asia.

JACUZZI BRANDS, INC. (F/K/A U.S. INDUSTRIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—SEGMENT INFORMATION (Continued)

The following table presents summarized financial information by geographic area:

	For the fiscal years ended
	September 30,

	2002	2001
	(Restated)	(Restated)	2000

	(in millions)
Net Sales
United States	$848.6	$807.6	$1,266.6
Foreign	310.9	299.5	458.3

Total Net Sales	$1,159.5	$1,107.1	$1,724.9

Operating Income (Loss) (1)
United States	$62.1	$5.3	$56.9
Foreign	35.3	(28.3)	26.9

Total Operating Income	$97.4	$(23.0)	$83.8

Long-lived Assets
United States	$383.6	$404.1	$323.7
Foreign	111.6	103.6	169.2

Total long-lived assets	$495.2	$507.7	$492.9

(1)	Operating income for the year ended September 30, 2002 included restructuring charges of $7.2 million related to operations in the United States. The operating loss for the year ended September 30, 2001 included goodwill impairment charges of $100.2 million and other related costs of $4.8 million. Of these charges, $44.2 million and $60.8 million relate to operating income of the United States and foreign locations, respectively. Operating income for the year ended September 30, 2000 included goodwill impairment and restructuring charges of $60.2 million and other related costs of $19.5 million. Of these charges, $34.0 million and $45.7 million relate to operating income of the United States and foreign locations, respectively.

NOTE 13 — SUBSEQUENT EVENTS

Discontinued Operations

In February 2003, the Board of Directors approved the disposal of the Company’s swimming pool, pool equipment, hearth and water systems businesses. In connection with the disposal plans, the Company recorded a charge of $39.9 million in fiscal 2003, which represented the difference between the historical net carrying value (including goodwill) and the estimated net realizable value of the net assets of the businesses, less costs to sell. These discontinued businesses are included in our Bath & Plumbing segment.

During the third quarter of fiscal 2003, the Company disposed of the swimming pool, pool equipment and hearth businesses in two separate transactions, and during the first quarter of 2004, the Company disposed of its water systems business. The net cash proceeds from these transactions were $19.1 million.

Summarized results of these businesses are as follows:

	Year to Date

	2002	2001	2000

Net sales	$93.2	$114.2	$123.1
Operating income (loss)	3.0	6.7	12.1

JACUZZI BRANDS, INC. (F/K/A U.S. INDUSTRIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13 — SUBSEQUENT EVENTS (Continued)

Change in Operating Segments

With the completion of its disposal plans, which eliminated the Lighting and Lawn & Garden segments, the Company began transforming itself from a conglomerate into an operating company. As a result of the reorganization, the Company redefined its business segments in fiscal 2003 to reflect changes made to its management structure and to the way it evaluates the remaining businesses. The Company began reporting three segments—Bath Products, Plumbing Products and Rexair—in April 2003. The Bath Products segment will focus primarily on the residential bath market. The Plumbing Products segment will focus primarily on the commercial and institutional plumbing markets. The Bath Products segment manufactures whirlpool baths, showers, sanitary ware, including sinks and toilets, and outdoor jetted spas. The Plumbing Products segment manufactures drains, flush valves, backflow preventers and other plumbing products. The Rexair segment manufactures premium vacuum cleaner systems sold through independent distributors in the direct sales retail channel.

Name Change

In April 2003, the Company’s Board of Directors authorized a change in the name of the corporation to Jacuzzi Brands, Inc., which was approved by stockholders on June 4, 2003.

Refinancing

On July 15, 2003, the Company completed a comprehensive re-financing of its corporate debt by closing on the issuance of $380.0 million in aggregate principal amount of 9.625% Senior Secured Notes (the “Notes”), as well as a new five year $200.0 million asset based revolving credit facility and a five-year $65.0 million term loan (collectively the “Bank Facilities”). The net proceeds from the Notes, together with the initial borrowings under the Bank Facilities were used to repay the outstanding debt under the Company’s Restructured Facilities and fund the redemption of the 7.125% Senior Notes, 7.25% Senior Notes and 11.25% Senior Notes (“Old Notes”).

The Restructured Facilities were paid down simultaneously with the closing of the new Bank Facilities and new Notes, on July 15, 2003. Funds required for the redemption of the Old Notes were placed into an escrow account on July 15, 2003. These funds, totaling $243.2 million, were used for the redemption of the Old Notes on August 14, 2003. The amount deposited reflected the principal, accrued interest and an estimated redemption premium payable to the Note holders in August. The redemption premium, as well as all unamortized fees and discounts associated with the Old Notes and the Restructured Facilities, were expensed in the fourth quarter of 2003, resulting in a charge of $19.3 million.

The net cash proceeds from the new Notes were approximately $368.8 million after transaction fees. Transaction fees will be capitalized and amortized over the seven year term of the new Notes. The new Notes, which are due July 1, 2010 and pay interest semiannually on January 1st and July 1st of each year, are subject to registration with the Securities and Exchange Commission pursuant to the Registration Rights Agreement.

Under the five year asset-based revolving credit facility, the Company will be able to borrow up to $200.0 million subject to a borrowing base consisting of eligible accounts receivable and eligible inventory, plus eligible trademarks. The eligible trademarks will be included in the borrowing base only in the first two years of the facility. The interest rate under the facility is currently 2.25% over LIBOR or 0.25% over Prime. This rate will reset each quarter based on the Company’s Consolidated Leverage Ratio as defined in the agreement, and could range from 2.0% to 2.5% over LIBOR (“Applicable LIBOR Margin”). The $65.0 million term loan matures July 15, 2008 along with the asset-based facility and carries an interest rate of 5.0% over Prime with a minimum rate of 9.25%. The Company incurred approximately $7.4 million in transaction and professional fees associated with the Bank Facilities. These costs will be capitalized and amortized over the five year term of the facilities.

JACUZZI BRANDS, INC. (F/K/A U.S. INDUSTRIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13 — SUBSEQUENT EVENTS (Continued)

The Bank Facilities require that the Company maintain certain consolidated fixed charged coverage, interest coverage and leverage ratios; comply with maximum annual capital expenditure limits and comply with other customary affirmative and negative covenants. There are also several fees including an unused commitment fee of 0.5%, a letter of credit fee equal to the Applicable LIBOR Margin and a fronting fee of 0.125% on all outstanding letters of credit. Mandatory prepayments of $10.0 million are required on the term loan annually beginning in August 2005, which is amortized evenly over each twelve month period. Additional prepayments are required for asset sale proceeds as well as an annual prepayment equal to 25% of the Company’s annual consolidated excess cash flow, as determined in the agreement. Prepayments under each of these circumstances would first be applied to the term loan facility.

Certain of the Company’s existing and future domestic restricted subsidiaries will guarantee the Notes, jointly and severally, on a senior basis. The Notes will be secured by a first-priority lien on and security interest in substantially all our domestic real property, plant and equipment (referred to as Notes Collateral). The Notes will also be secured by a second-priority lien on and security interests in the Bank Collateral which consists of existing and future domestic subsidiaries and 65% of the capital stock of, or other equity interest in, existing and future first-tier foreign subsidiaries and substantially all of the other assets (other than the assets that constitute Notes Collateral), in each case that are held by Jacuzzi Brands, Inc. or any of its subsidiary guarantors. Obligations under the Bank Facilities will be secured by a first priority lien on the Bank Collateral and a second priority lien on the Notes Collateral.

NOTE 14 — QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial information for the fiscal years ended September 30, 2002 and 2001 is as follows (in millions, except per share amounts):

	(Restated)				(Restated)
	2002				2001

	Dec. 31	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30

Net sales	$254.4	$276.3	$319.0	$309.8	$251.8	$266.5	$308.1	$280.7
Gross profit	75.6	85.4	103.9	94.8	70.0	78.5	94.4	80.8
Income (loss) from continuing operations	(7.2)	2.9	6.8	30.6	(3.6)	(1.1)	(115.0)	(42.7)
Income (loss) before cumulative effect	(7.2)	2.9	21.8	23.4	(3.5)	0.6	(243.4)	(260.2)
Net income (loss)	(7.2)	2.9	21.8	23.4	(4.2)	0.6	(243.4)	(260.2)

Income (loss) per basic common share:
Continuing operations	$(0.10)	$0.04	$0.08	$0.41	$(0.05)	$(0.01)	$(1.57)	$(0.58)
Income (loss) before cumulative effect	(0.10)	0.04	0.28	0.32	(0.05)	0.01	(3.32)	(3.55)
Net Income (loss)	(0.10)	0.04	0.28	0.32	(0.06)	0.01	(3.32)	(3.55)

Income (loss) per diluted common share:
Continuing operations	$(0.10)	$0.04	$0.08	$0.41	$(0.05)	$(0.01)	$(1.57)	$(0.58)
Income (loss) before cumulative effect	(0.10)	0.04	0.28	0.32	(0.05)	0.01	(3.32)	(3.55)
Net Income (loss)	(0.10)	0.04	0.28	0.32	(0.06)	0.01	(3.32)	(3.55)

The results for the quarter ended June 30, 2001 includes goodwill impairment charges of $100.2 million in continuing and $121.4 million in discontinued operations, as well as a $29.4 million write-down of the Strategic Notes. The results for the quarter ended September 30, 2001 includes a $15.7 million write-down of the Strategic Notes. Also recorded in discontinued operations in the quarter ending September 30, 2001 was the $232.6 million estimated loss on disposal of the operations discontinued in connection with the Disposal Plan. The results for the quarter ended June 30, 2002 includes income from discontinued operations of $15.0 million, as the Company decreased the estimated loss on disposal of its discontinued operations. The results for the quarter ended September 30, 2002 includes a net tax benefit of $27.0 million largely attributable to benefits realized from completion of certain asset sales and changes in the tax laws regarding the utilization of loss carrybacks as well as a charge to discontinued operations of $7.2 million as a result of reduced proceeds from the sale of discontinued operations.

JACUZZI BRANDS, INC. (F/K/A U.S. INDUSTRIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—SUPPLEMENTAL JOINT ISSUER AND GUARANTOR FINANCIAL INFORMATION

The following represents the supplemental consolidating condensed financial statements of Jacuzzi Brands, Inc. (formerly U.S. Industries, Inc.) (“JBI”), USI Global and USIAH which are the jointly obligated issuers of the Company’s Senior Notes, and USI Atlantic, which is the guarantor of the Notes, and their subsidiaries which are not guarantors of the Notes, as of September 30, 2002 and September 30, 2001 and for each of the three years in the period ended September 30, 2002. Certain of the other subsidiaries have pledged their stock and assets as collateral for the Senior Notes. Separate consolidated financial statements of JBI, USI Global, USI Atlantic and USIAH are not presented, as management has determined that they would not be material to investors. Refer to Note 6 with respect to certain security interests in favor of the holders of the Notes.

	For the Year Ended September 30, 2002

					(Restated)
		USI	USI		Other		(Restated)
	JBI	Global	Atlantic	USIAH	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$—	$—	$1,159.5	$—	$1,159.5
Operating costs and expenses:
Cost of products sold	—	—	—	—	799.8	—	799.8
Selling, general and administrative expenses	20.4	—	—	—	234.7	—	255.1
Impairment and restructuring charges	—	—	—	—	7.2	—	7.2

Operating income (loss)	(20.4)	—	—	—	117.8	—	97.4
Interest expense	(36.7)	(24.4)	—	—	(14.6)	—	(75.7)
Interest income	3.0	—	—	—	1.6	—	4.6
Intercompany interest income (expense), net	(29.5)	55.4	—	—	(25.9)	—	—
Management fee income (expense)	73.2	(61.6)	—	61.6	(73.2)	—	—
Equity in earnings (losses) of investees, net	9.9	52.8	53.2	11.3	—	(127.2)	—
Minority interest income (expense)	19.7	—	—	(19.7)	—	—	—
Other expense, net	9.8	—	—	—	(25.4)	—	(15.6)

Income (losses) before income taxes and discontinued operations	29.0	22.2	53.2	53.2	(19.7)	(127.2)	10.7
Benefit (provision) for income taxes	4.8	(10.9)	—	—	28.5	—	22.4

Income (loss) from continuing operations	33.8	11.3	53.2	53.2	8.8	(127.2)	33.1
Income (loss) from discontinued operations	7.8	8.4	8.4	8.4	7.8	(33.0)	7.8

Net income (loss)	$41.6	$19.7	$61.6	$61.6	$16.6	$(160.2)	$40.9

JACUZZI BRANDS, INC. (F/K/A U.S. INDUSTRIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—SUPPLEMENTAL JOINT ISSUER AND GUARANTOR FINANCIAL INFORMATION (Continued)

	For the Year Ended September 30, 2001

					(Restated)
		USI	USI		Other		(Restated)
	JBI	Global	Atlantic	USIAH	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$—	$—	$1,107.1	$—	$1,107.1
Operating costs and expenses:
Cost of products sold	—	—	—	—	783.4	—	783.4
Selling, general and administrative expenses	22.1	—	—	—	224.4	—	246.5
Impairment and restructuring charges	—	—	—	—	100.2	—	100.2

Operating income (loss)	(22.1)	—	—	—	(0.9)	—	(23.0)
Interest expense	(43.3)	(40.7)	—	—	(4.8)	—	(88.8)
Interest income	23.3	—	—	—	1.9	—	25.2
Intercompany interest income (expense), net	(28.0)	61.4	—	—	(33.4)	—	—
Management fee income (expense)	72.3	(61.6)	—	61.6	(72.3)	—	—
Equity in earnings (losses) of investees, net	(25.1)	(78.3)	(3.5)	(126.7)	(1.4)	233.6	(1.4)
Minority interest income (expense)	(61.6)	—	—	61.6	—	—	—
Other expense, net	(74.4)	(0.4)	—	—	(5.0)	—	(79.8)

Income (losses) before income taxes, discontinued operations and cumulative effect of accounting change	(158.9)	(119.6)	(3.5)	(3.5)	(115.9)	233.6	(167.8)
Benefit (provision) for income taxes	(21.6)	(7.1)	—	—	34.1	—	5.4

Income (loss) from continuing operations	(180.5)	(126.7)	(3.5)	(3.5)	(81.8)	233.6	(162.4)
Income (loss) from discontinued operations	(344.1)	(239.8)	(239.8)	(239.8)	(344.1)	1,063.5	(344.1)
Cumulative effect of accounting change, net	—	—	—	—	(0.7)	—	(0.7)

Net income (loss)	$(524.6)	$(366.5)	$(243.3)	$(243.3)	$(426.6)	$1,297.1	$(507.2)

JACUZZI BRANDS, INC. (F/K/A U.S. INDUSTRIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—SUPPLEMENTAL JOINT ISSUER AND GUARANTOR FINANCIAL INFORMATION (Continued)

	For the Year Ended September 30, 2000

		USI	USI		Other
	JBI	Global	Atlantic	USIAH	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$—	$—	$1,724.9	$—	$1,724.9
Operating costs and expenses:
Cost of products sold	—	—	—	—	1,250.8	—	1,250.8
Selling, general and administrative expenses	16.3	(0.8)	—	—	314.6	—	330.1
Impairment and restructuring charges	—	—	—	—	60.2	—	60.2

Operating income (loss)	(16.3)	0.8	—	—	99.3	—	83.8
Interest expense	(40.0)	(40.3)	—	—	(5.0)	—	(85.3)
Interest income	13.1	—	—	—	3.6	—	16.7
Intercompany interest income (expense), net	9.6	51.1	—	—	(60.7)	—	—
Management fee income (expense)	25.1	(61.6)	—	61.6	(25.1)	—	—
Gain on sale of businesses	(2.8)	—	—	—	42.1	—	39.3
Equity in earnings (losses) of investees, net	23.0	67.0	63.2	12.9	3.1	(166.1)	3.1
Minority interest income (expense)	11.3	—	—	(11.3)	—	—	—
Other expense, net	—	—	—	—	(4.7)	—	(4.7)

Income (losses) before income taxes, discontinued operations and cumulative effect of accounting change	23.0	17.0	63.2	63.2	52.6	(166.1)	52.9
Benefit (provision) for income taxes	15.7	(4.1)	—	—	(25.8)	—	(14.2)

Income (loss) from continuing operations	38.7	12.9	63.2	63.2	26.8	(166.1)	38.7
Income (loss) from discontinued operations	(3.1)	(1.6)	(1.6)	(1.6)	(3.1)	7.9	(3.1)

Net income (loss)	$35.6	$11.3	$61.6	$61.6	$23.7	$(158.2)	$35.6

JACUZZI BRANDS, INC. (F/K/A U.S. INDUSTRIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—SUPPLEMENTAL JOINT ISSUER AND GUARANTOR FINANCIAL INFORMATION (Continued)

	At September 30, 2002

					(Restated)
		USI	USI		Other		(Restated)
	JBI	Global	Atlantic	USIAH	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$0.3	$—	$—	$—	$31.8	$—	$32.1
Restricted cash collateral accounts	98.2	44.7	—	—	—	—	142.9
Trade receivables, net	—	—	—	—	230.7	—	230.7
Inventories	—	—	—	—	183.0	—	183.0
Deferred income taxes	47.0	(12.4)	—	—	(3.6)	—	31.0
Net assets held for sale	—	—	—	—	103.8	—	103.8
Income tax receivable	37.2	—	—	—	—	—	37.2
Other current assets	5.8	0.2	—	—	18.6	—	24.6

Total current assets	188.5	32.5	—	—	564.3	—	785.3
Restricted cash collateral accounts	15.4	—	—	—	—	—	15.4
Property, plant and equipment, net	0.6	—	—	—	143.7	—	144.3
Pension assets	70.9	—	—	—	69.5	—	140.4
Insurance for asbestos claims	—	—	—	—	145.0	—	145.0
Other assets	5.8	2.0	—	—	27.1	—	34.9
Goodwill and other intangibles, net	—	—	—	—	350.9	—	350.9
Investments in subsidiaries	1,046.4	889.1	696.6	659.4	—	(3,291.5)	—
Intercompany receivable (payable), net	(573.1)	(8.2)	—	190.3	391.0	—	—

Total assets	$754.5	$915.4	$696.6	$849.7	$1,691.5	$(3,291.5)	$1,616.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$—	$—	$—	$15.3	$—	$15.3
Current maturities of long-term debt	198.0	54.5	—	—	23.4	—	275.9
Trade accounts payable	—	—	—	—	99.5	—	99.5
Accrued expenses and other current liabilities	32.2	3.9	—	—	95.6	—	131.7

Total current liabilities	230.2	58.4	—	—	233.8	—	522.4
Long-term debt	241.0	197.6	—	—	78.3	—	516.9
Minority interest	—	—	—	153.1	—	(153.1)	—
Deferred income taxes	5.2	—	—	—	36.9	—	42.1
Asbestos claims	—	—	—	—	145.0	—	145.0
Other liabilities	40.4	—	—	—	95.0	—	135.4

Total liabilities	516.8	256.0	—	153.1	589.0	(153.1)	1,361.8
Stockholders’ equity	237.7	659.4	696.6	696.6	1,102.5	(3,138.4)	254.4

Total liabilities and stockholders’ equity	$754.5	$915.4	$696.6	$849.7	$1,691.5	$(3,291.5)	$1,616.2

JACUZZI BRANDS, INC. (F/K/A U.S. INDUSTRIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—SUPPLEMENTAL JOINT ISSUER AND GUARANTOR FINANCIAL INFORMATION (Continued)

	At September 30, 2001

					(Restated)
		USI	USI		Other		(Restated)
	JBI	Global	Atlantic	USIAH	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$(0.3)	$—	$—	$—	$65.5	$—	$65.2
Restricted cash collateral accounts	—	—	—	—	—	—	—
Trade receivables, net	—	—	—	—	228.8	—	228.8
Inventories	—	—	—	—	191.0	—	191.0
Deferred income taxes	22.2	(12.4)	—	—	(3.6)	—	6.2
Net assets held for sale	—	—	—	—	491.6	—	491.6
Income tax receivable	6.8	—	—	—	—	—	6.8
Other current assets	118.7	—	—	—	18.7	—	137.4

Total current assets	147.4	(12.4)	—	—	992.0	—	1,127.0
Restricted cash collateral accounts	4.4	—	—	—	—	—	4.4
Property, plant and equipment, net	0.6	—	—	—	157.9	—	158.5
Pension assets	7.2	—	—	—	144.9	—	152.1
Insurance for asbestos claims	—	—	—	—	107.0	—	107.0
Other assets	4.8	0.2	—	—	27.2	—	32.2
Goodwill and other intangibles, net	—	—	—	—	349.2	—	349.2
Investments in subsidiaries	1,168.9	687.6	647.7	652.4	—	(3,156.6)	—
Intercompany receivable (payable), net	(592.3)	524.3	—	128.7	(60.7)	—	—

Total assets	$741.0	$1,199.7	$647.7	$781.1	$1,717.5	$(3,156.6)	$1,930.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$—	$—	$—	$12.0	$—	$12.0
Current maturities of long-term debt	189.1	236.3	—	—	11.1	—	436.5
Trade accounts payable	0.7	—	—	—	100.6	—	101.3
Accrued expenses and other current liabilities	18.5	5.5	—	—	104.3	—	128.3

Total current liabilities	208.3	241.8	—	—	228.0	—	678.1
Long-term debt	307.3	305.5	—	—	165.5	—	778.3
Minority interest	—	—	—	133.4	—	(133.4)	—
Deferred income taxes	(0.9)	—	—	—	38.0	—	37.1
Asbestos claims	—	—	—	—	107.0	—	107.0
Other liabilities	26.7	—	—	—	86.2	—	112.9

Total liabilities	541.4	547.3	—	133.4	624.7	(133.4)	1,713.4
Stockholders’ equity	199.6	652.4	647.7	647.7	1,092.8	(3,023.2)	217.0

Total liabilities and stockholders’ equity	$741.0	$1,199.7	$647.7	$781.1	$1,717.5	$(3,156.6)	$1,930.4

JACUZZI BRANDS, INC. (F/K/A U.S. INDUSTRIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—SUPPLEMENTAL JOINT ISSUER AND GUARANTOR FINANCIAL INFORMATION (Continued)

	For the Year Ended September 30, 2002

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

JACUZZI BRANDS, INC. (F/K/A U.S. INDUSTRIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—SUPPLEMENTAL JOINT ISSUER AND GUARANTOR FINANCIAL INFORMATION (Continued)

	For the Year Ended September 30, 2001

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

JACUZZI BRANDS, INC. (F/K/A U.S. INDUSTRIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—SUPPLEMENTAL JOINT ISSUER AND GUARANTOR FINANCIAL INFORMATION (Continued)

	For the Year Ended September 30, 2000

		USI	USI		Other
	JBI	Global	Atlantic	USIAH	Subsidiaries	Eliminations	Consolidated

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$26.0	$(45.1)	$—	$—	$(16.4)	$—	$(35.5)
INVESTING ACTIVITIES:
Proceeds from sale of businesses	—	—	—	—	402.2	—	402.2
Proceeds from sale of Strategic Notes	24.3	—	—	—	—	—	24.3
Acquisition of companies, net of cash acquired	—	—	—	—	(78.4)	—	(78.4)
Purchases of property, plant and equipment	—	(0.1)	—	—	(33.0)	—	(33.1)
Proceeds from sale of property, plant and equipment	—	—	—	—	1.2	—	1.2
Proceeds from sale of excess real estate	—	—	—	—	5.5	—	5.5
Net transfers with subsidiaries	115.2	280.6	—	—	(466.1)	70.3	—
Other investing activities, net	—	—	—	—	0.3	—	0.3

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	139.5	280.5	—	—	(168.3)	70.3	322.0
FINANCING ACTIVITIES:
Proceeds from long-term debt	3,121.9	0.3	—	—	5.5	—	3,127.7
Repayment of long-term debt	(3,131.2)	(120.5)	—	—	(33.2)	—	(3,284.9)
Proceeds from notes payable, net	—	—	—	—	5.5	—	5.5
Payment of dividends	(16.8)	—	—	—	—	—	(16.8)
Proceeds from exercise of stock options	4.4	—	—	—	—	—	4.4
Purchase of treasury stock	(143.4)	—	—	—	—	—	(143.4)
Net transfers with parent	—	(115.2)	—	—	185.5	(70.3)	—

NET CASH USED IN FINANCING ACTIVITIES	(165.1)	(235.4)	—	—	163.3	(70.3)	(307.5)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	(12.0)	—	(12.0)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	0.4	—	—	—	(33.4)	—	(33.0)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	(0.3)	—	—	—	58.0	—	57.7

CASH AND CASH EQUIVALENTS AT END OF YEAR	$0.1	$—	$—	$—	$24.6	$—	$24.7

PART III

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a) The following documents are filed as a part of this report:

1.	The financial statements listed in Item 8.

2.	Exhibit 23.1 Consent of Ernst & Young LLP

3.	Exhibit 31.1 § 302 Certification

4.	Exhibit 31.2 § 302 Certification

5.	Exhibit 32.1 § 906 Certification

          (b) Reports on Form 8-K. The following reports on Form 8-K were filed during the fiscal quarter ended September 28, 2002:

1.	A Current Report on Form 8-K was filed on August 13, 2002, responsive to Item 9 of such Form regarding the execution of Statements under Oath by the Company’s Chairman and Chief Executive Officer and Senior Vice President and Chief Financial Officer.

2.	An Amendment to Current Report on Form 8-K was filed on August 13, 2002 responsive to Item 9 of such Form regarding the execution of Statements under Oath by the Company’s Chairman and Chief Executive Officer and Senior Vice President and Chief Financial Officer.

3.	A Current Report on Form 8-K was filed on September 9, 2002, responsive to Item 5 regarding the commencement of an exchange offer involving the Company’s 7 1/8% Senior Notes due 2003.

          (c) Exhibits

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 25th day of November, 2003.

JACUZZI BRANDS, INC.
(FORMERLY U.S. INDUSTRIES, INC.)

By:	/s/ DAVID H. CLARKE

David H. Clarke
Chairman of the Board and
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, and on the date set forth above.

Signature	Title

/s/ DAVID H. CLARKE	Chairman of the Board and Chief Executive Officer
David H. Clarke	(Principal Executive Officer)

/s/ BRIAN C. BEAZER Brian C. Beazer	Director

/s/ WILLIAM E. BUTLER William E. Butler	Director

/s/ JOHN J. MCATEE, JR. John J. McAtee, Jr.	Director

/s/ THE HON. CHARLES H. PRICE II The Hon. Charles H. Price II	Director

/s/ SIR HARRY SOLOMON Sir Harry Solomon	Director

/s/ ROYALL VICTOR III Royall Victor III	Director

/s/ ROBERT R. WOMACK Robert R. Womack	Director

/s/ THOMAS B. WALDIN Thomas B. Waldin	Director

/s/ CLAUDIA E. MORF Claudia E. Morf	Director

/s/ JEFFREY B. PARK	Senior Vice President and Chief Financial Officer
(Principal Financial Officer)
Jeffrey B. Park

/s/ FRANCISCO V. PUÑAL Francisco V. Puñal	Vice President and Controller (Principal Accounting Officer)