Form 10-Q/A
period 2003-06-28
JACUZZI BRANDS INC
filed 2003-11-25
CIK 1056874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

777 S. Flagler Drive; Suite 1100W
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

As of October 31, 2003 Jacuzzi Brands, Inc. had one class of common stock, of which 75,049,601 shares were outstanding.

JACUZZI BRANDS, INC.
(formerly U.S. Industries, Inc.)

EXPLANATORY NOTE

     As previously announced, following discussions with the Securities and Exchange Commission, we are filing this amendment to our Report on Form 10-Q (“Amendment”), for the quarterly period ended June 28, 2003 to 1) restate the accounting for our August 2001 re-acquisition of Rexair, Inc. and 2) restate our operating results for the related amortization of intangible assets. See Note 1 to our condensed consolidated financial statements for further discussion of these restatements.

     We have updated this Amendment only for those items that have been affected by the restatements. This Amendment continues to reflect circumstances as of the date of the original filing of the Report on Form 10-Q and we have not made any attempt to modify or update the disclosures contained therein to reflect events that occurred at a later date, except for the items related to the restatement and as otherwise expressly stated herein. As a result, this Amendment contains forward-looking information that has not been updated for events subsequent to the date of our original filing.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

JACUZZI BRANDS, INC. (F/K/A U.S. INDUSTRIES, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions except per share data)
(unaudited)

	(Restated)		(Restated)
	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net sales	$315.5	$289.9	$865.2	$782.1
Operating costs and expenses:
Cost of products sold	221.4	194.6	599.2	535.3
Selling, general and administrative expenses	65.0	61.1	189.2	171.5
Restructuring and severance charges	5.2	6.4	8.3	6.4

Operating income	23.9	27.8	68.5	68.9
Interest expense	(14.3)	(17.3)	(46.9)	(59.7)
Interest income	0.4	0.6	1.3	3.3
Other expense, net	(1.0)	(2.4)	(3.5)	(7.2)

Income before income taxes and discontinued operations	9.0	8.7	19.4	5.3
(Provision) benefit for income taxes	(3.5)	(4.2)	6.1	(4.0)

Income from continuing operations	5.5	4.5	25.5	1.3

Discontinued operations:
(Loss) income from operations (net of tax benefit (provision) of $0.2, $(0.7), $0.2, and $(0.7), respectively)	(0.4)	2.3	(0.4)	1.2
(Loss) gain on disposals (net of tax benefit of $6.5 for the nine months ended June 30, 2003)	—	15.0	(39.9)	15.0

(Loss) income from discontinued operations	(0.4)	17.3	(40.3)	16.2

Net income (loss)	$5.1	$21.8	$(14.8)	$17.5

Earnings per share information:
Basic income (loss) per share:
Continuing operations	$0.07	$0.06	$0.34	$0.02
Discontinued operations	—	0.23	(0.54)	0.22

	$0.07	$0.29	$(0.20)	$0.24

Diluted income (loss) per share:
Continuing operations	$0.07	$0.06	$0.34	$0.02
Discontinued operations	—	0.23	(0.54)	0.22

	$0.07	$0.29	$(0.20)	$0.24

The accompanying notes are an integral part of these statements.

JACUZZI BRANDS, INC. (F/K/A U.S. INDUSTRIES, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions)

	(Restated)	(Restated)
	June 30,	September 30,
	2003	2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21.4	$32.1
Restricted cash collateral accounts	41.5	142.9
Trade receivables, net	233.9	209.8
Inventories	172.3	163.7
Deferred income taxes	32.1	31.0
Assets held for sale	11.8	237.8
Income taxes receivable	—	37.5
Other current assets	40.6	24.0

Total current assets	553.6	878.8
Restricted cash collateral accounts	—	15.4
Property, plant and equipment, net	129.2	130.0
Pension assets	145.7	136.0
Insurance for asbestos claims	145.0	145.0
Other assets	34.1	34.7
Goodwill, net	284.4	282.1
Other intangible assets, net	61.1	62.0

	$1,353.1	$1,684.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$21.7	$15.3
Current maturities of long-term debt	72.8	275.9
Trade accounts payable	103.3	94.7
Income taxes payable	12.7	—
Liabilities associated with assets held for sale	5.9	78.6
Accrued expenses and other current liabilities	122.0	128.1

Total current liabilities	338.4	592.6
Long-term debt	441.4	516.9
Deferred income taxes	34.6	41.6
Asbestos claims	145.0	145.0
Other liabilities	128.4	133.5

Total liabilities	1,087.8	1,429.6
Commitments and contingencies
Stockholders’ equity	265.3	254.4

	$1,353.1	$1,684.0

The accompanying notes are an integral part of these statements.

JACUZZI BRANDS, INC. (F/K/A U.S. INDUSTRIES, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)
(unaudited)

	(Restated)
	Nine months ended
	June 30,

	2003	2002

OPERATING ACTIVITIES:
Income from continuing operations	$25.5	$1.3
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Depreciation and amortization	17.9	19.9
Amortization of deferred financing costs	8.1	5.2
Deferred income tax benefit	(15.3)	(0.8)
(Gain) loss on sale of excess real estate	(3.5)	(0.1)
Other, net	3.0	2.0
Changes in operating assets and liabilities, net	1.3	(41.6)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES OF CONTINUING OPERATIONS	37.0	(14.1)

(Loss) income from discontinued operations	(40.3)	16.2
Adjustments to reconcile (loss) income from discontinued operations to net cash (used in) provided by operating activities of discontinued operations:
Loss (gain) on disposals of discontinued operations	39.9	(15.0)
Change in net assets of discontinued operations	(8.8)	39.9

NET CASH (USED IN) PROVIDED BY DISCONTINUED OPERATIONS	(9.2)	41.1

NET CASH PROVIDED BY OPERATING ACTIVITIES	27.8	27.0

INVESTING ACTIVITIES:
Proceeds from sale of businesses, net	120.5	385.7
Proceeds from sale of Strategic Notes, net	—	105.9
Purchases of property, plant and equipment	(11.4)	(11.1)
Proceeds from sale of excess real estate	11.0	0.1
Proceeds from sale of fixed assets	0.1	1.5
Other investing activities, net	—	1.2

NET CASH PROVIDED BY INVESTING ACTIVITIES	120.2	483.3

FINANCING ACTIVITIES:
Proceeds from long-term debt	42.1	81.9
Repayment of Restructured Facilities	(162.0)	(479.6)
Repayment of Senior Notes	(159.6)	—
Escrow deposits	(60.9)	(148.6)
Escrow withdrawals	178.1	—
Payment of financing fees	(8.9)	—
Proceeds from notes payable, net	5.5	4.4

NET CASH USED IN FINANCING ACTIVITIES	(165.7)	(541.9)
Effect of exchange rate changes on cash and cash equivalents	7.0	11.8

DECREASE IN CASH AND CASH EQUIVALENTS	(10.7)	(19.8)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	32.1	65.2

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$21.4	$45.4

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

Restatement

In October 2003, we completed a review of our accounting for the Rexair re-acquisition in response to comments received from the staff of the Securities and Exchange Commission arising as a result of their normal periodic review of our filings. As a result of this review, we changed the accounting for our August 2001 re-acquisition of Rexair and the related amortization expense. As a result, we capitalized as goodwill $17.4 million in transaction costs that had been previously expensed in our fiscal 2001 results. These transaction costs were deferred in connection with the March 2000 sale of our interest in Rexair to Strategic Industries LLC (“Strategic”) and were charged to operations upon the re-acquisition of Rexair in August 2001.

We also revised the amount allocated to the Rexair distributor network in connection with the 2001 re-acquisition. We originally recorded the distributor network as an indefinite-lived intangible asset with a carrying value of $64 million. We reassigned a value of $36 million to the distributor network, recognized the distributor network as a finite-lived asset, and will amortize it on a straight-line basis over 40 years. The new value is based on obtaining a revised valuation of the distributor network. We also recorded a deferred tax liability of $24.7 million for purchased intangibles and accrued expenses of $4.8 million, increasing the excess purchase price, and thus goodwill, by the same amount. The deferred tax liability will be reversed and a deferred tax benefit will be recognized over the amortization period of the intangible assets. We have restated our results from August 2001 as a result of these changes.

JACUZZI BRANDS, INC. (F/K/A U.S. INDUSTRIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 1-Basis of Presentation (continued)

The revised allocation of the purchase price is as follows:

	Rexair Segment

	Original	Revised
	Allocation	Allocation	Amortizable Life

Distributor Network	$64.0	$36.0	40 years
Trade name	8.8	24.7	Indefinite
Patent	0.9	2.6	10 years
Goodwill	—	52.5	Indefinite

	$73.7	$115.8

A reconciliation of the amounts previously reported in our consolidated balance sheets as of June 30, 2003 and September 30, 2002 to the amounts in this Report on Form 10-Q/A is provided as follows:

			Reversal of
		Re-allocation	Deferred	Amortization	Amortization
	As	of Rexair's	Transaction	of Intangible	of Deferred	As
	Reported	Purchase Price	Costs	Assets	Tax Benefit	Restated

Goodwill, net
June 2003	$231.9	$52.5	$—	$—	$—	$284.4
September 2002	229.6	52.5	—	—	—	282.1

Other intangibles, net
June 2003	$73.5	$(10.4)	$—	$(2.0)	$—	$61.1
September 2002	73.6	(10.4)	—	(1.2)	—	62.0

Total assets
June 2003	$1,313.0	$42.1	$—	$(2.0)	$—	$1,353.1
September 2002	1,643.1	42.1	—	(1.2)	—	1,684.0

Deferred income taxes
June 2003	$10.7	$24.7	$—	$—	$(0.8)	$34.6
September 2002	17.4	24.7	—	—	(0.5)	41.6

Total liabilities
June 2003	$1,063.9	$24.7	$—	$—	$(0.8)	$1,087.8
September 2002	1,405.4	24.7	—	—	(0.5)	1,429.6

Stockholders’ equity
June 2003	$249.1	$—	$17.4	$(2.0)	$0.8	$265.3
September 2002	237.7	—	17.4	(1.2)	0.5	254.4

Total liabilities & stockholders’ equity
June 2003	$1,313.0	$24.7	$17.4	$(2.0)	$—	$1,353.1
September 2002	1,643.1	24.7	17.4	(1.2)	—	1,684.0

JACUZZI BRANDS, INC. (F/K/A U.S. INDUSTRIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 1-Basis of Presentation (continued)

A reconciliation of the amounts previously reported in our consolidated statements of operations for the three and nine month periods ended June 30, 2003 and June 30, 2002 to the amounts in this Report on Form 10-Q/A is provided as follows:

			Amortization	Amortization
		As	of Intangible	of Deferred	As
		Reported	Assets	Tax Benefit	Restated

Selling, general & administrative
Third Quarter	2003	$64.7	$0.3	$—	$65.0
	2002	60.8	0.3	—	61.1
Year to Date	2003	188.4	0.8	—	189.2
	2002	170.7	0.8	—	171.5
Operating income
Third Quarter	2003	$24.2	$(0.3)	$—	$23.9
	2002	28.1	(0.3)	—	27.8
Year to Date	2003	69.3	(0.8)	—	68.5
	2002	69.7	(0.8)	—	68.9
Income before income taxes and discontinued operations
Third Quarter	2003	$9.3	$(0.3)	$—	$9.0
	2002	9.0	(0.3)	—	8.7
Year to Date	2003	20.2	(0.8)	—	19.4
	2002	6.1	(0.8)	—	5.3
(Provision) benefit for income taxes
Third Quarter	2003	$(3.6)	$—	$0.1	$(3.5)
	2002	(4.3)	—	0.1	(4.2)
Year to Date	2003	5.8	—	0.3	6.1
	2002	(4.3)	—	0.3	(4.0)
Income from continuing operations
Third Quarter	2003	$5.7	$(0.3)	$0.1	$5.5
	2002	4.7	(0.3)	0.1	4.5
Year to Date	2003	26.0	(0.8)	0.3	25.5
	2002	1.8	(0.8)	0.3	1.3
Net income (loss)
Third Quarter	2003	$5.3	$(0.3)	$0.1	$5.1
	2002	22.0	(0.3)	0.1	21.8
Year to Date	2003	(14.3)	(0.8)	0.3	(14.8)
	2002	18.0	(0.8)	0.3	17.5

JACUZZI BRANDS, INC. (F/K/A U.S. INDUSTRIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 1-Basis of Presentation (continued)

A reconciliation of the basic and diluted amounts per share previously reported in our consolidated statements of operations for the three and nine month periods ended June 30, 2003 and June 30, 2002 to the amounts in this Report on Form 10-Q/A is provided as follows:

			Amortization		Amortization
		As	of Intangible		of Deferred	As
		Reported	Assets		Tax Benefit	Restated

Basic income (loss) per share- continuing operations
Third Quarter	2003	$0.08	$(0.01)		$—	$0.07
	2002	0.06	—		—	0.06
Year to Date	2003	0.35	(0.01)		—	0.34
	2002	0.02	—		—	0.02
Basic income (loss) per share- discontinued operations
Third Quarter	2003	$(0.01)	$0.01	(1)	$—	$—
	2002	0.24	(0.01	) (1)	—	0.23
Year to Date	2003	(0.54)	—		—	(0.54)
	2002	0.22	—		—	0.22
Basic income (loss) per share
Third Quarter	2003	$0.07	$—		$—	$0.07
	2002	0.30	(0.01)		—	0.29
Year to Date	2003	(0.19)	(0.01)		—	(0.20)
	2002	0.24	—		—	0.24
Diluted income (loss) per share- continuing operations
Third Quarter	2003	$0.08	$(0.01)		$—	$0.07
	2002	0.06	—		—	0.06
Year to Date	2003	0.35	(0.01)		—	0.34
	2002	0.02	—		—	0.02
Diluted income (loss) per share- discontinued operations
Third Quarter	2003	$(0.01)	$0.01	(1)	$—	$—
	2002	0.24	(0.01	) (1)	—	0.23
Year to Date	2003	(0.54)	—		—	(0.54)
	2002	0.22	—		—	0.22
Diluted income (loss) per share
Third Quarter	2003	$0.07	$—		$—	$0.07
	2002	0.30	(0.01)		—	0.29
Year to Date	2003	(0.19)	(0.01)		—	(0.20)
	2002	0.24	—		—	0.24

(1)	Adjustments to basic and diluted income (loss) per share for discontinued operations are due to rounding required to arrive at the restated income (loss) per share.

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

In January 2003, the FASB issued Interpretation Number 46, Consolidation of Variable Interest Entities (“FIN 46”). This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities. Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests. FIN 46 defines the concept of “variable interests” and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. We are assessing, but at this point do not believe the adoption will have a material impact on our financial position or results of operations.

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not believe the adoption of this Statement will have a material impact on our financial position or results of operations.

Note 3-Inventories

Inventories consist of the following:

	June 30,	September 30,
	2003	2002

Finished products	$110.1	$101.8
Work-in process	12.1	13.3
Raw materials	50.1	48.6

	$172.3	$163.7

JACUZZI BRANDS, INC. (F/K/A U.S. INDUSTRIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 4-Goodwill and Other Intangible Assets

Net goodwill by reporting unit is as follows:

	(Restated)	(Restated)
	June 30,	September 30,
	2003	2002

Bath Products	$106.1	$103.8
Plumbing Products	125.8	125.8
Rexair	52.5	52.5

	$284.4	$282.1

In connection with our decision to dispose of our swimming pool, pool equipment, hearth and water systems businesses, which were included in our previously defined Bath & Plumbing segment (see Note 11), we performed an interim impairment test for the remaining goodwill within the reporting unit in accordance with SFAS No. 142. No impairment was indicated.

Identifiable intangible assets, which are included in the Rexair segment, are comprised of:

	(Restated)		(Restated)
	June 30, 2003		September 30, 2002

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Finite-lived intangible assets	$38.6	$2.2	$38.6	$1.3
Indefinite-lived intangible asset	24.7	—	24.7	—

Total identifiable intangible assets	$63.3	$2.2	$63.3	$1.3

Finite-lived intangible assets include patented technology of $2.6 million and a distributor network of $36.0 million, which are being amortized over their useful lives of 10 years and 40 years, respectively. The indefinite-lived intangible asset consists of a trade name.

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

On July 15, 2003, we completed a comprehensive re-financing of our corporate debt by issuing $380.0 million in aggregate principal amount of 9.625% Senior Secured Notes, as well as a new five-year $200.0 million asset-based revolving credit facility and a five-year $65.0 million term loan. The net proceeds from the Notes, together with the initial borrowings under the new credit facilities were used to repay the outstanding debt under our Restructured Facilities and fund the redemption of our 7.125% Senior Notes, 7.25% Senior Notes and 11.25% Senior Notes. In accordance with SFAS No. 6, a portion of the debt was classified as long term based on the terms of the new debt agreements. See Note 15 for more information.

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

In October 2002, the Restructured Facilities were amended, extending the maturity of the facilities to October 4, 2004. In conjunction with this amendment, we paid $6.9 million in fees. For more detailed information on these facilities, refer to our Annual Report on Form 10-K for the year ended September 30, 2002. The Restructured Facilities required cumulative permanent reductions of our senior debt over the term of the facilities. In addition, the Senior Notes and Restructured Facilities contained various financial covenants as well as cross-default and cross-acceleration provisions. We fulfilled all of the requirements for cumulative permanent reductions and were in material compliance with the covenants through the time we paid all outstanding obligations of the facilities on July 15, 2003.

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

Note 7-Comprehensive Income

The components of comprehensive income are as follows:

	(Restated)		(Restated)
	Third Quarter		Year to Date

	2003	2002	2003	2002

Net income (loss)	$5.1	$21.8	$(14.8)	$17.5
Foreign currency translation:
Adjustment arising during the period	14.3	8.9	22.1	7.0
Reclassification adjustment in earnings	—	—	2.1	—
Derivative instruments and hedging activities:
Fair value adjustment arising during period	—	—	—	(0.3)
Reclassification adjustment in earnings	—	0.6	—	1.7

Comprehensive income	$19.4	$31.3	$9.4	$25.9

JACUZZI BRANDS, INC. (F/K/A U.S. INDUSTRIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 8-Earnings Per Share

The information required to compute basic and diluted net income (loss) per share is as follows:

	Third Quarter		Year to Date

	2003	2002	2003	2002

Basic weighted average number of common shares outstanding	74.7	74.1	74.5	73.7

Shares issued up on assumed exercise of dilutive stock options	0.2	—	0.1	—

Diluted weighted average number of common shares outstanding	74.9	74.1	74.6	73.7

The following shares were excluded from our computations of diluted earnings per share because they had an anti-dilutive effect:

	Third Quarter		Year to Date

	2003	2002	2003	2002

Stock options	3.9	5.5	4.6	5.4
Restricted stock	0.2	0.4	0.2	0.7

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

	(Restated)		(Restated)
	Third Quarter		Year to Date

	2003	2002	2003	2002

Net income (loss):
As reported	$5.1	$21.8	$(14.8)	$17.5
Pro forma	4.8	21.6	(15.9)	16.0
Basic income (loss) per share:
As reported	$0.07	$0.29	$(0.20)	$0.24
Pro forma	0.07	0.28	(0.22)	0.22
Diluted income (loss) per share:
As reported	$0.07	$0.29	$(0.20)	$0.24
Pro forma	0.07	0.28	(0.22)	0.22

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

JACUZZI BRANDS, INC. (F/K/A U.S. INDUSTRIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 10-Income Taxes

During the first quarter 2003, the IRS completed its examination of the federal income tax returns for fiscal 1995 through 1997. As a result of the audit settlement, a tax benefit of $13.6 million was recorded. A substantial portion of the proposed adjustments derived from the spin-off of the Company from Hanson plc in 1995. Excluding this adjustment, we provided for taxes at a 39% effective rate on income from continuing operations and expect to use this rate through the remainder of fiscal 2003. The tax provision recorded in the third quarter of 2002 was related to foreign and state tax obligations. We did not record a current Federal tax provision for year to date 2002 because the tax effect of any income earned in the period would be offset by a reversal of the valuation allowance recorded during the year ended September 30, 2001. In August 2001, we recorded a deferred tax liability of $24.7 million for purchased intangibles, increasing the excess purchase price, and thus goodwill, by the same amount. The deferred tax liability is being reversed and a deferred tax benefit is being recognized over the amortization period of the intangible assets.

Note 11-Segment Data

With the recent completion of our asset divestitures, which eliminated the Lighting and Lawn & Garden segments, we began transforming ourselves from a conglomerate to an operating company. As a result of the reorganization, we organized and combined the businesses within our former Bath & Plumbing segment into two distinct product lines, Bath Products and Plumbing Products. The Bath Products segment will focus primarily on the residential bath market. The Plumbing Products segment will focus primarily on the commercial and institutional plumbing markets. The Bath Products segment manufactures whirlpool baths, showers, sanitary ware, including sinks and toilets, and outdoor jetted spas. The Plumbing Products segment manufactures drains, flush valves, backflow preventers and other plumbing products. The Rexair segment manufactures premium vacuum cleaner systems sold through independent distributors in the direct sales retail channel. Prior period segment results have been restated to reflect these changes as well as the discontinuance of the swimming pools, pool equipment, hearth and water systems businesses. The following is a summary of the significant accounts and balances by segment, reconciled to the consolidated totals.

						(Restated)
		Bath	Plumbing	(Restated)		Consolidated
		Products	Products	Rexair	Corporate	Total

Net Sales
Third Quarter	2003	$217.2	$73.2	$25.1	$—	$315.5
	2002	196.5	69.9	23.5	—	289.9
Year to Date	2003	584.5	203.1	77.6	—	865.2
	2002	518.0	187.6	76.5	—	782.1

Total Operating Income
Third Quarter	2003	$9.5	$15.2	$7.2	$(8.0)	$23.9
	2002	13.5	10.8	7.2	(3.7)	27.8
Year to Date	2003	17.2	45.8	19.4	(13.9)	68.5
	2002	20.4	32.3	22.0	(5.8)	68.9

Capital Expenditures
Third Quarter	2003	$4.5	$0.7	$0.7	$—	$5.9
	2002	2.6	0.6	—	—	3.2
Year to Date	2003	8.6	1.1	1.7	—	11.4
	2002	9.4	1.5	0.2	—	11.1

Depreciation and Amortization
Third Quarter	2003	$3.4	$1.3	$0.7	$0.2	$5.6
	2002	3.4	1.3	1.1	1.3	7.1
Year to Date	2003	10.2	4.0	2.8	0.9	17.9
	2002	10.4	4.1	3.1	2.3	19.9

Assets
As of June 30, 2003		$520.5	$258.9	$156.0	$417.7	$1,353.1
As of September 30, 2002		475.7	284.9	158.2	765.2	1,684.0

JACUZZI BRANDS, INC. (F/K/A U.S. INDUSTRIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 11-Segment Data (continued)

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

Note 13- Discontinued Operations

In March 2003, the Board of Directors approved the disposal of our swimming pool, pool equipment, hearth and water systems businesses. During the third quarter, we disposed of the swimming pool, pool equipment and hearth businesses in two separate transactions. The net cash proceeds from these transactions were $16.7 million. We expect to dispose of our water systems business within the next nine months. In connection with the disposal plans we recorded a charge of $39.9 million, which represented the difference between the historical net carrying value (including goodwill) and the estimated net realizable value of the net assets of the businesses, less costs to sell. The assets and liabilities of the water systems business are included in assets held for sale and liabilities associated with assets held for sale, respectively.

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

Note 14-Supplemental Joint Issuer and Guarantor Financial Information

The following pages represent the supplemental consolidating condensed financial statements of Jacuzzi Brands Inc., (formerly U.S. Industries, Inc.) (“JBI”), USI Global Corp. (“USI Global”) and USI American Holdings, Inc. (“USIAH”), which are the jointly obligated issuers of our Senior Notes, and USI Atlantic Corp. (“USI Atlantic”), which is the guarantor of the Notes, and their subsidiaries which are not guarantors of the Notes, as of June 30, 2003 and September 30, 2002 and for the three and nine months ended June 30, 2003 and 2002, respectively. Certain of the other subsidiaries have pledged their stock and assets as collateral for the Senior Notes. Refer to our Annual Report on Form 10-K for the year ended September 30, 2002 with respect to certain security interests in favor of the holders of the Notes.

JACUZZI BRANDS, INC. (F/K/A U.S. INDUSTRIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 14-Supplemental Joint Issuer and Guarantor Financial Information (continued)

	Third Quarter 2003

					(Restated)
		USI	USI		Other		(Restated)
	JBI	Global	Atlantic	USIAH	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$—	$—	$315.5	$—	$315.5
Operating costs and expenses:
Cost of products sold	—	—	—	—	221.4	—	221.4
Selling, general and administrative expenses	4.9	—	—	—	60.1	—	65.0
Restructuring and severance charges	5.2	—	—	—	—	—	5.2

Operating (loss) income	(10.1)	—	—	—	34.0	—	23.9
Interest expense	(10.3)	(2.3)	—	—	(1.7)	—	(14.3)
Interest income	0.1	—	—	—	0.3	—	0.4
Intercompany interest (expense) income, net	(7.1)	9.9	—	—	(2.8)	—	—
Other expense, net	—	—	—	—	(1.0)	—	(1.0)
Other intercompany income (expense)	0.3	(10.9)	—	15.4	(4.8)	—	—
Minority interest (expense) income	(15.4)	—	—	15.4	—	—	—
Equity in earnings (losses) of investees, net	38.7	10.3	33.5	2.7	—	(85.2)	—

Income (loss) before income taxes	(3.8)	7.0	33.5	33.5	24.0	(85.2)	9.0
Benefit from (provision for) income taxes	9.5	(4.3)	—	—	(8.7)	—	(3.5)

Income from continuing operations	5.7	2.7	33.5	33.5	15.3	(85.2)	5.5
Loss from discontinued operations	(0.4)	(0.4)	(0.4)	(0.4)	(0.4)	1.6	(0.4)

Net income	$5.3	$2.3	$33.1	$33.1	$14.9	$(83.6)	$5.1

	Third Quarter 2002

					(Restated)
		USI	USI		Other		(Restated)
	JBI	Global	Atlantic	USIAH	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$—	$—	$289.9	$—	$289.9
Operating costs and expenses:
Cost of products sold	—	—	—	—	194.6	—	194.6
Selling, general and administrative expenses	5.9	—	—	—	55.2	—	61.1
Restructuring and severance charges	—	—	—	—	6.4	—	6.4

Operating (loss) income	(5.9)	—	—	—	33.7	—	27.8
Interest expense	(8.9)	(5.1)	—	—	(3.3)	—	(17.3)
Interest income	0.5	—	—	—	0.1	—	0.6
Intercompany interest income (expense), net	(7.3)	13.0	—	—	(5.7)	—	—
Other expense, net	(0.9)	—	—	—	(1.5)	—	(2.4)
Other intercompany income (expense)	—	(15.4)	—	15.4	—	—	—
Minority interest income (expense)	34.1	—	—	(34.1)	—	—	—
Equity in (losses) earnings of investees, net	(6.9)	47.4	21.2	39.9	—	(101.6)	—

Income before taxes	4.7	39.9	21.2	21.2	23.3	(101.6)	8.7
Provision for income taxes	—	—	—	—	4.2	—	4.2

Income from continuing operations	4.7	39.9	21.2	21.2	19.1	(101.6)	4.5
Income from discontinued operations	17.3	17.3	17.3	17.3	17.3	(69.2)	17.3

Net income	$22.0	$57.2	$38.5	$38.5	$36.4	$(170.8)	$21.8

JACUZZI BRANDS, INC. (F/K/A U.S. INDUSTRIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 14-Supplemental Joint Issuer and Guarantor Financial Information (continued)

	Year to Date 2003

					(Restated)
		USI	USI		Other		(Restated)
	JBI	Global	Atlantic	USIAH	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$—	$—	$865.2	$—	$865.2
Operating costs and expenses:
Cost of products sold	—	—	—	—	599.2	—	599.2
Selling, general and administrative expenses	12.5	—	—	—	176.7	—	189.2
Restructuring charges	8.3	—	—	—	—	—	8.3

Operating (loss) income	(20.8)	—	—	—	89.3	—	68.5
Interest expense	(32.0)	(9.0)	—	—	(5.9)	—	(46.9)
Interest income	0.5	—	—	—	0.8	—	1.3
Intercompany interest (expense) income, net	(13.8)	25.0	—	—	(11.2)	—	—
Other expense, net	(1.8)	—	—	—	(1.7)	—	(3.5)
Other intercompany income (expense)	0.4	(36.3)	—	46.2	(10.3)	—	—
Minority interest (expense) income	(46.2)	—	—	46.2	—	—	—
Equity in earnings (losses) of investees, net	116.1	26.0	89.0	(3.4)	—	(227.7)	—

Income before income taxes and discontinued operations	2.4	5.7	89.0	89.0	61.0	(227.7)	19.4
Benefit from (provision for) income taxes	23.6	(9.1)	—	—	(8.4)	—	6.1

Income (loss) from continuing operations	26.0	(3.4)	89.0	89.0	52.6	(227.7)	25.5
Loss from discontinued operations	(40.3)	(40.3)	(40.3)	(40.3)	(40.3)	161.2	(40.3)

Net (loss) income	$(14.3)	$(43.7)	$48.7	$48.7	$12.3	$(66.5)	$(14.8)

	Year to Date 2002

					(Restated)
		USI	USI		Other		(Restated)
	JBI	Global	Atlantic	USIAH	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$—	$—	$—	$782.1	$—	$782.1
Operating costs and expenses:
Cost of products sold	—	—	—	—	535.3	—	535.3
Selling, general and administrative expenses	16.1	—	—	—	155.4	—	171.5
Restructuring and severance charges	—	—	—	—	6.4	—	6.4

Operating (loss) income	(16.1)	—	—	—	85.0	—	68.9
Interest expense	(28.8)	(19.8)	—	—	(11.1)	—	(59.7)
Interest income	2.4	—	—	—	0.9	—	3.3
Intercompany interest income (expense), net	(21.9)	43.3	—	—	(21.4)	—	—
Other expense, net	(2.5)	—	—	—	(4.7)	—	(7.2)
Other intercompany income (expense)	—	(46.2)	—	46.2	—	—	—
Minority interest income (expense)	4.9	—	—	(4.9)	—	—	—
Equity in (losses) earnings of investees, net	63.8	57.6	76.2	34.9	—	(232.5)	—

(Loss) income before income taxes and discontinued operations	1.8	34.9	76.2	76.2	48.7	(232.5)	5.3
Provision (benefit) for income taxes	—	—	—	—	4.0	—	4.0

(Loss) income from continuing operations	1.8	34.9	76.2	76.2	44.7	(232.5)	1.3
Loss from discontinued operations	16.2	16.2	16.2	16.2	16.2	(64.8)	16.2

Net (loss) income	$18.0	$51.1	$92.4	$92.4	$60.9	$(297.3)	$17.5

JACUZZI BRANDS, INC. (F/K/A U.S. INDUSTRIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 14-Supplemental Joint Issuer and Guarantor Financial Information (Continued)

	At June 30, 2003

					(Restated)
		USI	USI		Other		(Restated)
	JBI	Global	Atlantic	USIAH	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$0.7	$—	$—	$—	$20.7	$—	$21.4
Restricted cash collateral accounts	41.5	—	—	—	—	—	41.5
Trade receivables, net	—	—	—	—	233.9	—	233.9
Inventories	—	—	—	—	172.3	—	172.3
Deferred income taxes	31.8	—	—	—	0.3	—	32.1
Assets held for sale	—	—	—	—	11.8	—	11.8
Other current assets	8.3	0.5	—	—	31.8	—	40.6

Total current assets	82.3	0.5	—	—	470.8	—	553.6
Property, plant and equipment, net	0.5	—	—	—	128.7	—	129.2
Pension assets	75.0	—	—	—	70.7	—	145.7
Insurance for asbestos claims	—	—	—	—	145.0	—	145.0
Other assets	11.0	1.0	—	—	22.1	—	34.1
Goodwill, net	—	—	—	—	284.4	—	284.4
Other intangibles, net	—	—	—	—	61.1	—	61.1
Investments in subsidiaries	1,155.3	832.5	766.1	636.5	—	(3,390.4)	—
Intercompany receivable (payable), net	(668.6)	(94.2)	—	236.5	526.3	—	—

Total assets	$655.5	$739.8	$766.1	$873.0	$1,709.1	$(3,390.4)	$1,353.1

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$—	$—	$—	$21.7	$—	$21.7
Current maturities of long-term debt	71.5	—	—	—	1.3	—	72.8
Trade accounts payable	—	—	—	—	103.3	—	103.3
Income taxes payable	2.7	—	—	—	10.0	—	12.7
Liabilities associated with assets held for sale	—	—	—	—	5.9	—	5.9
Accrued expenses and other current liabilities	28.5	0.7	—	—	92.8	—	122.0

Total current liabilities	102.7	0.7	—	—	235.0	—	338.4
Long-term debt	273.4	102.6	—	—	65.4	—	441.4
Minority interest	—	—	—	106.9	—	(106.9)	—
Deferred income taxes	0.8	—	—	—	33.8	—	34.6
Asbestos claims	—	—	—	—	145.0	—	145.0
Other liabilities	29.5	—	—	—	98.9	—	128.4

Total liabilities	406.4	103.3	—	106.9	578.1	(106.9)	1,087.8
Commitments and contingencies
Stockholders’ equity	249.1	636.5	766.1	766.1	1,131.0	(3,283.5)	265.3

Total liabilities and stockholders’ equity	$655.5	$739.8	$766.1	$873.0	$1,709.1	$(3,390.4)	$1,353.1

JACUZZI BRANDS, INC. (F/K/A U.S. INDUSTRIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 14-Supplemental Joint Issuer and Guarantor Financial Information (Continued)

	At September 30, 2002

					(Restated)
		USI	USI		Other		(Restated)
	JBI	Global	Atlantic	USIAH	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$0.3	$—	$—	$—	$31.8	$—	$32.1
Restricted cash collateral accounts	98.2	44.7	—	—	—	—	142.9
Trade receivables, net	—	—	—	—	209.8	—	209.8
Inventories	—	—	—	—	163.7	—	163.7
Deferred income taxes	47.0	(12.4)	—	—	(3.6)	—	31.0
Assets held for sale	—	—	—	—	237.8	—	237.8
Income taxes receivable	37.2	—	—	—	0.3		37.5
Other current assets	5.8	0.2	—	—	18.0	—	24.0

Total current assets	188.5	32.5	—	—	657.8	—	878.8
Restricted cash collateral accounts	15.4	—	—	—	—	—	15.4
Property, plant and equipment, net	0.6	—	—	—	129.4	—	130.0
Pension assets	70.9	—	—	—	65.1	—	136.0
Insurance for asbestos claims	—	—	—	—	145.0	—	145.0
Other assets	5.8	2.0	—	—	26.9	—	34.7
Goodwill, net	—	—	—	—	282.1	—	282.1
Other intangibles, net	—	—	—	—	62.0	—	62.0
Investments in subsidiaries	1,046.4	889.1	696.6	659.4	—	(3,291.5)	—
Intercompany receivable (payable), net	(573.1)	(8.2)	—	190.3	391.0	—	—

Total assets	$754.5	$915.4	$696.6	$849.7	$1,759.3	$(3,291.5)	$1,684.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$—	$—	$—	$15.3	$—	$15.3
Current maturities of long-term debt	198.0	54.5	—	—	23.4	—	275.9
Trade accounts payable	—	—	—	—	94.7	—	94.7
Income taxes payable	—	—	—	—	—	—	—
Liabilities associated with assets held for sale	—	—	—	—	78.6	—	78.6
Accrued expenses and other current liabilities	32.2	3.9	—	—	92.0	—	128.1

Total current liabilities	230.2	58.4	—	—	304.0	—	592.6
Long-term debt	241.0	197.6	—	—	78.3	—	516.9
Minority interest	—	—	—	153.1	—	(153.1)	—
Deferred income taxes	5.2	—	—	—	36.4	—	41.6
Asbestos claims	—	—	—	—	145.0	—	145.0
Other liabilities	40.4	—	—	—	93.1	—	133.5

Total liabilities	516.8	256.0	—	153.1	656.8	(153.1)	1,429.6
Commitments and contingencies
Stockholders’ equity	237.7	659.4	696.6	696.6	1,102.5	(3,138.4)	254.4

Total liabilities and stockholders’ equity	$754.5	$915.4	$696.6	$849.7	$1,759.3	$(3,291.5)	$1,684.0

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

JACUZZI BRANDS, INC. (F/K/A U.S. INDUSTRIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 14-Supplemental Joint Issuer and Guarantor Financial Information (Continued)

	Nine Months Ended June 30, 2002

		USI	USI		Other
	JBI	Global	Atlantic	USIAH	Subsidiaries	Eliminations	Consolidated

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(59.5)	$(27.4)	$0.2	$—	$113.7	$—	$27.0
INVESTING ACTIVITIES:
Proceeds from sale of businesses, net	385.7	—	—	—	—	—	385.7
Proceeds from the sale of Strategic Notes, net	105.9	—	—	—	—	—	105.9
Purchases of property, plant and equipment	—	—	—	—	(11.1)	—	(11.1)
Proceeds from sale of excess real estate	—	—	—	—	0.1	—	0.1
Proceeds from sale of fixed assets	—	—	—	—	1.5	—	1.5
Net transfers with subsidiaries	(253.8)	76.4	—	—	107.1	70.3	—
Other investing activities, net	—	—	—	—	1.2	—	1.2

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	237.8	76.4	—	—	98.8	70.3	483.3
FINANCING ACTIVITIES:
Proceeds from long-term debt	81.9	—	—	—	—	—	81.9
Repayment of long-term debt	(110.0)	(290.0)	—	—	(79.6)	—	(479.6)
Escrow deposits	(148.6)	—	—	—	—	—	(148.6)
Proceeds from notes payable, net	—	—	—	—	4.4	—	4.4
Net transfers with parent	—	253.8	(0.4)	—	(183.1)	(70.3)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(176.7)	(36.2)	(0.4)	—	(258.3)	(70.3)	(541.9)
Effect of exchange rate changes on cash and cash equivalents	(0.3)	(12.8)	0.2	—	24.7	—	11.8

INCREASE IN CASH AND CASH EQUIVALENTS	1.3	—	—	—	(21.1)	—	(19.8)
Cash and cash equivalents at beginning of period	(0.3)	—	—	—	65.5	—	65.2

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1.0	$—	$—	$—	$44.4	$—	$45.4

JACUZZI BRANDS, INC. (F/K/A U.S. INDUSTRIES, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 15 – Subsequent Events

On July 15, 2003, we completed a comprehensive re-financing of our corporate debt by issuing $380.0 million in aggregate principal amount of 9.625% Senior Secured Notes (the “Notes”), as well as a new five year $200.0 million asset based revolving credit facility and a five-year $65.0 million term loan (collectively the “Bank Facilities”). The net proceeds from the Notes, together with the initial borrowings under the Bank Facilities were used to repay the outstanding debt under our Restructured Facilities and fund the redemption of our 7.125% Senior Notes, 7.25% Senior Notes and 11.25% Senior Notes (“Old Notes”). Below is a pro forma presentation of our debt balances if the re-financing had taken place at June 30, 2003.

	Actual	Pro forma

7.125% Senior Notes, net	$11.6	$—
7.25% Senior Notes, net	69.8	—
11.25% Senior Notes, net	133.4	—
9.625% Senior Notes, net	—	380.0
Bank Facilities:
Asset-based facility	—	56.2
Term loan	—	65.0
Restructured Facilities:
Rexair	59.0	—
Jacuzzi Brands	232.7	—
Other long-term debt	7.7	7.7

	514.2	508.9
Less current maturities	(72.8)	(67.5)

Long-term debt	$441.4	$441.4

The pro forma balances are reduced by $41.5 million which was in escrow accounts for the Senior Note holders and other creditors at June 30, 2003, net of $36.2 million in transaction costs related to the new refinancing plus redemption premiums and accrued interest which will be paid on the Old Notes.

The Restructured Facilities were paid down simultaneously with the closing of the new Bank Facilities and Notes, on July 15, 2003. Funds required for the redemption of the Old Notes were placed into an escrow account on July 15, 2003. These funds, totaling $243.2 million, were used for the redemption of these Notes on August 14, 2003. The amount deposited reflects the principal, accrued interest, and estimated redemption premium payable to the Note Holders on August 14th. The redemption premium, as well as all unamortized fees and discounts associated with the Old Notes and the Restructured Facilities will be expensed in the fourth quarter of 2003, resulting in an estimated pre-tax charge of $19.3 million.

The net cash proceeds from the new Notes were approximately $368.8 million after transaction fees. Transaction fees will be capitalized and amortized over the seven year term of the new Notes. The new Notes are due July 1, 2010 and pay interest semiannually on January 1st and July 1st of each year. They are subject to registration with the Securities and Exchange Commission pursuant to the Registration Rights Agreement.

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

This Quarterly Report on Form 10-Q/A contains both historical information and other information that may be used to infer future performance. Examples of historical information include our quarterly financial statements and the commentary on past performance contained in Management’s Discussion and Analysis. While we have specifically identified certain information as being forward-looking in the context of its presentation, we caution the reader that, with the exception of information that is clearly historical, all the information contained in this Quarterly Report on Form 10-Q should be considered to be “forward-looking statements” as referred to in the Act. Without limitation, when we use the words “believe,” “estimate,” “plan,” “expect,” “intend,” “anticipate,” “continue,” “project,” “probably,” “should” and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature.

Forward-looking information involves risks and uncertainties. This information is based on various factors and assumptions about future events that may or may not actually come true. As a result, our operations and financial results in the future could differ substantially from those we have discussed in the forward-looking statements in this Quarterly Report and other documents that have been filed with the Securities and Exchange Commission. In particular, various economic and competitive factors, including those outside our control, such as interest rates, foreign currency exchange rates, inflation rates, instability in domestic and foreign financial markets, acts of war, terrorist acts, outbreak of new diseases, consumer spending patterns, energy costs and availability, freight costs, availability of consumer and commercial credit, adverse weather, levels of residential and commercial construction and changes in raw material costs, could cause our actual results during the remainder of 2003 and in future years to differ materially from those expressed in any forward-looking statement made in this Quarterly Report on Form 10-Q/A. All subsequent written and oral forward-looking statements attributable to Jacuzzi Brands, Inc. and our subsidiaries are expressly qualified in their entirety by the foregoing factors.

Results of Operations

General

Jacuzzi Brands, Inc., together with our subsidiaries, manufactures and distributes consumer and industrial products. We redefined our business segments in fiscal 2003 to reflect changes made to our management structure and the way we evaluate our businesses (see Note 11 to our condensed consolidated financial statements). We now have three reporting segments — Bath Products, Plumbing Products and Rexair.

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

Restatement

In October 2003, we completed a review of our accounting for the Rexair re-acquisition in response to comments received from the staff of the Securities and Exchange Commission arising as a result of their normal periodic review of our filings. As a result of this review, we changed the accounting for our August 2001 re-acquisition of Rexair and the related amortization expense. As a result, we capitalized as goodwill $17.4 million in transaction costs that had been previously expensed in our fiscal 2001 results. These transaction costs were deferred in connection with the March 2000 sale of our interest in Rexair to Strategic Industries LLC (“Strategic”) and were charged to operations upon the re-acquisition of Rexair in August 2001.

We also revised the amount allocated to the Rexair distributor network in connection with the 2001 re-acquisition. We originally recorded the distributor network as an indefinite-lived intangible asset with a carrying value of $64 million. We reassigned a value of $36 million to the distributor network, recognized the distributor network as a finite-lived asset, and will amortize it on a straight-line basis over 40 years. The new value is based on obtaining a revised valuation of the distributor network. We also recorded a deferred tax liability of $24.7 million for purchased intangibles and accrued expenses of $4.8 million, increasing the excess purchase price, and thus goodwill, by the same amount. The deferred tax liability will be reversed and a deferred tax benefit will be recognized over the amortization period of the intangible assets. We have restated our results from August 2001 as a result of these changes.

As a result of the restatement, total assets increased by $40.1 million to $1,353.1 million and increased by $40.9 million to $1,684.0 million as of June 30, 2003 and September 30, 2002, respectively. Also, stockholders’ equity increased by $16.2 million to $265.3 million and increased by $16.7 million to $254.4 million as of June 30, 2003 and September 30, 2002, respectively. Income (loss) from continuing operations, net income (loss) and basic and diluted income (loss) per share, as previously reported and as restated, are presented below:

		As		As
		Reported	Adjustments	Restated

		(In millions)
Income (loss) from continuing operations
Third Quarter	2003	$5.7	$(0.2)	$5.5
	2002	4.7	(0.2)	4.5
Year to Date	2003	26.0	(0.5)	25.5
	2002	1.8	(0.5)	1.3

Net income (loss)
Third Quarter	2003	$5.3	$(0.2)	$5.1
	2002	22.0	(0.2)	21.8
Year to Date	2003	(14.3)	(0.5)	(14.8)
	2002	18.0	(0.5)	17.5

Basic income (loss) per share
Third Quarter	2003	$0.07	$—	$0.07
	2002	0.30	(0.01)	0.29
Year to Date	2003	(0.19)	(0.01)	(0.20)
	2002	0.24	—	0.24

Diluted income (loss) per share
Third Quarter	2003	$0.07	$—	$0.07
	2002	0.30	(0.01)	0.29
Year to Date	2003	(0.19)	(0.01)	(0.20)
	2002	0.24	—	0.24

See Note 1 to the condensed consolidated financial statements for more information regarding the impact of this restatement on all other balances.

Overall

The following table presents our results of operations by segment for the periods indicated. Certain amounts reported for prior periods have been reclassified to conform to the current year’s presentation.

	Third Quarter		Year to Date

	2003	2002	2003	2002

	( in millions )
Net Sales
Bath Products	$217.2	$196.5	$584.5	$518.0
Plumbing Products	73.2	69.9	203.1	187.6
Rexair	25.1	23.5	77.6	76.5

Total Net Sales	$315.5	$289.9	$865.2	$782.1

Operating Income (Loss) (Restated)
Bath Products	$9.5	$13.5	$17.2	$20.4
Plumbing Products	15.2	10.8	45.8	32.3
Rexair (Restated)	7.2	7.2	19.4	22.0

	31.9	31.5	82.4	74.7
Corporate Expenses	(8.0)	(3.7)	(13.9)	(5.8)

Total Operating Income (Restated)	$23.9	$27.8	$68.5	$68.9

Overall sales increased $25.6 million or 8.8% in the third quarter and $83.1 million or 10.6% for year to date 2003 over the comparable prior year periods. The results reflect sales increases in each of our operating segments, with the most significant increases achieved in our Bath segment. Also, fiscal 2003 year to date results of the Plumbing Products segment includes $8.6 million in sales recognized upon the granting of a license for certain technology that had been subject to patent litigation. Operating income, as restated, decreased $3.9 million or 14.0% in the third quarter of 2003 and $0.4 million or 0.6% for the year-to-date period of 2003. Included in corporate expenses are $5.2 million and $8.3 million of restructuring and severance charges in the third quarter and year to date periods of 2003, respectively, related to the restructuring and consolidation of our corporate offices. The third quarter and year to date periods of 2002 includes restructuring charges of $6.4 million related to a lease obligation, closure of our Bath & Plumbing corporate office and management changes in the Bath segment. Of these charges, $2.4 million are included in the Bath Products segment and $4.0 million are recorded in the Plumbing Products segment. For additional information on all these charges see our discussion under “Restructuring and Severance Charges.” Excluding restructuring and severance charges, operating income, as restated, decreased when compared to the prior periods. The decreases were primarily due to a decrease in operating results in the Bath segment as more fully described below.

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

Operating income of $13.5 million and $20.4 million for the third quarter and year to date periods of 2002 included $2.4 million of restructuring and severance charges. Operating income for the third quarter and year to date decreased as favorable sales volume was offset by a decrease in overall margins resulting from higher insurance costs, increased marketing expenses, escalating costs associated with our cast iron and sanitary ware businesses, and costs related to the Lowe’s roll out. In addition, the reduced wholesale sales caused an unfavorable mix because margins generated by the domestic wholesale channel are among the highest of all the Bath lines of business. The higher insurance costs are primarily due to an increase in workers compensation costs in our southern California manufacturing facilities. Year to date earnings were also affected by the move to a new plant in Chino, CA, and costs incurred to implement process improvements designed to improve quality and efficiency at the new plant. Favorable exchange rates improved earnings by $1.5 million for the quarter and $3.4 million year to date.

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

Operating income, as restated, remained stable at $7.2 million, or 30.6% of sales in the third quarter of 2002 versus 28.7% of sales in the third quarter of 2003. The decrease as a percentage of sales was primarily due to a cutback in expenses related to management incentive programs in the third quarter of 2002. For the year to date period, operating income, as restated, decreased from $22.0 million (28.8% of sales) in 2002 to $19.4 million (25.0% of sales) in 2003. Operating income, as restated, in the 2003 year to date period was impacted by decreased overhead absorption of approximately $1.0 million related to an inventory reduction program, a change in estimated reserves during 2002, as well as increased costs associated with promotional programs in fiscal 2003.

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

Restructuring and Severance Charges

In April 2003, our Board of Directors authorized, subject to the approval of our shareholders, a change in the name of the corporation to Jacuzzi Brands, Inc. Management also initiated a restructuring and consolidation of the corporate headquarters that included a number of management changes and the relocation and consolidation of the Jacuzzi headquarters in Walnut Creek, California into our principal offices in West Palm Beach, Florida. This will result in the termination of seventeen employees from California and three from Florida. We expect to record charges of approximately $9.2 million during fiscal 2003 related to these initiatives including the $8.3 million recorded through June. These charges, which have been recognized in accordance with FAS 146, consist primarily of employee severance, leases, moving expenses, corporate name change and other related consolidation costs.

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

Taxes

During the first quarter 2003, the IRS completed its examination of the federal income tax returns for fiscal 1995 through 1997. As a result of the audit settlement, a tax benefit of $13.6 million was recorded. A substantial portion of the proposed adjustments derived from our spin-off from Hanson plc in 1995. Excluding this adjustment, we provided for taxes at a 39% effective rate on income from continuing operations and expect to use this rate through the remainder of fiscal 2003. The tax provision recorded in the third quarter of 2002 was related to foreign and state tax obligations. We did not record a current Federal tax provision for year to date 2002 because the tax effect of any income earned in the period would be offset by a reversal of the valuation allowance recorded during the year ended September 30, 2001. In August 2001, we recorded a deferred tax liability of $24.7 million for purchased intangibles, increasing the excess purchase price, and thus goodwill, by the same amount. The deferred tax liability is being reversed and a deferred tax benefit is being recognized over the amortization period of the intangible assets.

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

Discontinued Operations

In March 2003, the Board of Directors approved a plan for the disposal of our swimming pool, pool equipment, hearth and water systems businesses. During the third quarter we disposed of the swimming pool, pool equipment and hearth businesses in two separate transactions. We expect to dispose of our water systems business within the next nine months. In connection with the disposal plans we recorded a charge of $39.9 million, which represented the difference between the historical net carrying value (including goodwill) and the estimated net realizable value of the net assets of the businesses less costs to sell. The assets and liabilities of the water systems business are included in assets held for sale and liabilities associated with assets held for sale, respectively.

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

	(In millions)
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

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash and cash equivalents, cash provided from operations and available borrowings. We expect to satisfy future operating needs through operating cash flow and borrowings under our new Bank Facilities (see “Refinancing” section further below).

Net cash provided by operating activities of continuing operations was $37.0 million for year to date 2003, compared to cash used of $14.1 million for year to date 2002. The difference was primarily due to $53.9 million of income tax refunds received in the current year. Without these refunds the changes in operating assets and liabilities, which provided cash of $1.3 million, there would have been a use of $52.6 million in 2003 compared to $41.6 million in the prior year. The additional cash used in the current year was primarily due to payments in 2003 of certain liabilities we had accrued at September 2002 related to retained liabilities on operations we had sold during the year. We typically use cash in the first half of the year due to the seasonality of the Jacuzzi and Zurn businesses. Sales are affected when weather affects outside construction and installation. Sales of outdoor spas and other products are also sensitive to weather conditions and tend to experience a decrease in sales during the fall and winter months (predominantly the first and second fiscal quarters).

Net cash used by discontinued operations for year to date 2003 was $9.2 million as compared to the cash provided of $41.1 million for year to date 2002. Lighting Corporation of America provided $32.6 million in cash in fiscal 2002 before it was sold in April 2002. Also the swimming pool, pool equipment, hearth and water systems businesses used less cash in fiscal 2002 due to improved collections of receivables and initiatives to decrease inventories, as well as the fact that the pool and pool equipment operations were sold in May 2003, before the seasonal pickup in their cash inflows.

Net cash provided by investing activities of $120.2 million for year to date 2003 consisted of net proceeds of $103.8 million from the sale of SiTeco Lighting, $16.0 million for the pool and pool equipment businesses, $0.7 million for the hearth business and $11.0 million from the sale of excess real estate, partially offset by $11.4 million of capital expenditures. Net cash provided by investing activities of $483.3 million for year to date 2002 consisted primarily of $143.1 million of net proceeds from the sale of Ames True Temper, $210.2 million for Lighting Corporation of America, $32.4 million for Selkirk, $105.9 million net proceeds from the sale of the Strategic Notes and $1.5 million from the sale of fixed assets, partially offset by $11.1 million of capital expenditures.

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

In October 2002, the Restructured Facilities were amended, extending the maturity of the facilities to October 4, 2004. In conjunction with this amendment, we paid $6.9 million in fees. For more detailed information on these facilities, refer to our Annual Report on Form 10-K for the year ended September 30, 2002. The Restructured Facilities required cumulative permanent reductions of our senior debt over the term of the facilities. In addition, the Senior Notes and Restructured Facilities contained various financial covenants as well as cross-default and cross-acceleration provisions. We fulfilled all of the requirements for cumulative permanent reductions and were in material compliance with the covenants through the time we paid all outstanding obligations of the facilities on July 15, 2003.

Refinancing

On July 15, 2003, we completed a comprehensive re-financing of our corporate debt by issuing $380.0 million in aggregate principal amount of 9.625% Senior Secured Notes (the “Notes”), as well as a new five year $200.0 million asset based revolving credit facility and a five-year $65.0 million term loan (collectively the “Bank Facilities”). The net proceeds from the Notes, together with the initial borrowings under the Bank Facilities were used to repay the outstanding debt under our Restructured Facilities and fund the redemption of our 7.125% Senior Notes, 7.25% Senior Notes and 11.25% Senior Notes (“Old Notes”). Below is a pro forma presentation of our debt balances if the re-financing had taken place at June 30, 2003.

	Actual	Pro forma

	(In millions)
7.125% Senior Notes, net	$11.6	$—
7.25% Senior Notes, net	69.8	—
11.25% Senior Notes, net	133.4	—
9.625% Senior Notes, net	—	380.0
Bank Facilities:
Asset-based facility	—	56.2
Term loan	—	65.0
Restructured Facilities:
Rexair	59.0	—
Jacuzzi Brands	232.7	—
Other long-term debt	7.7	7.7

	514.2	508.9
Less current maturities	(72.8)	(67.5)

Long-term debt	$441.4	$441.4

The pro forma balances are reduced by $41.5 million which was in escrow accounts for the Senior Note holders and other creditors at June 30, 2003, net of $36.2 million in transaction costs related to the new refinancing plus redemption premiums and accrued interest which will be paid on the Old Notes.

The Restructured Facilities were paid down simultaneously with the closing of the new Bank Facilities and 9.625% Notes, on July 15, 2003. Funds required for the redemption of the Old Notes were placed into an escrow account on July 15, 2003. These funds, totaling $243.2 million, were used for the redemption of these Notes on August 14, 2003. The amount deposited reflects the principal, accrued interest and an estimated redemption premium payable to the Note holders on August 14th. The redemption premium, as well as all unamortized fees and discounts associated with the Old Notes and Restructured Facilities, will be expensed in the fourth quarter of 2003, resulting in an estimated charge of $19.3 million.

The net cash proceeds from the new Notes were approximately $368.8 million after transaction fees. Transaction fees will be capitalized and amortized over the seven year term of the new Notes. The new Notes are due July 1, 2010 and pay interest semiannually on January 1st and July 1st of each year. They are subject to registration with the Securities and Exchange Commission pursuant to the Registration Rights Agreement.

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

Below is a summary of our contractual cash obligations as of June 30, 2003. This reflects the re-financing of our Restructured Facilities and Old Notes.

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

(in millions)
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

To manage exposure to interest rate movements, we have used interest rate protection agreements. However, as of June 30, 2003, we do not have any such agreements outstanding. Based on our overall exposure to interest rate changes under our new debt structure (see Note 15 to our Condensed Consolidated Financial Statements), a hypothetical increase of 100 basis points across all maturities of our floating rate debt obligations, would decrease our estimated pre-tax earnings in the twelve month period by approximately $1.2 million. Net payments (receipts) under swap agreements amounted to approximately $3.4 million during 2002, all of which was recorded prior to the maturity of the swap agreement on June 30, 2002. There were no swap agreements outstanding during any portion of the first nine months of fiscal 2003. The swaps were of notional amounts and maturities but related to specific portions of outstanding debt, and accordingly, were accounted for as hedge transactions.

We are also exposed to foreign currency exchange risk related to our international operations as well as our U.S. businesses, which import or export goods. We have made limited use of financial instruments to manage this risk and have no such instruments outstanding as of June 2003. A hypothetical unfavorable movement of 10% across each of the foreign exchange rates that we have exposure would have decreased our estimated income from continuing operations by approximately $3.5 million in fiscal 2002. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effect of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

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

PART II.OTHER INFORMATION

Item 1. Legal Proceedings

See Note 6 to our Condensed Consolidated Financial Statements.

Item 4. Submission of Matters to a Vote of Security Holders

     We held a special meeting of stockholders on June 4, 2003. At the meeting:

1.	Our stockholders approved an amendment to our Amended and Restated Articles of Incorporation to change our corporate name to “Jacuzzi Brands, Inc.” with 65,377,731 votes for, 189,004 votes against and 793,139 abstentions.

2.	An amendment to our 2000 Stock Option Plan was approved with 63,909,957 votes for, 1,523,551 votes against and 926,365 abstentions.

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits:

4.1	Indenture, dated July 15, 2003, between the Company as Issuer and Wilmington Trust Company as Trustee. *
10.1	Registration Rights Agreement, dated July 15, 2003, among the Company, and Credit Suisse First Boston LLC, Fleet Securities, Inc., Banc One Capital Markets, Inc. and Jefferies & Company, Inc. *
10.2	Loan and Security Agreement dated July 15, 2003, among the Company and other subsidiaries of the Company as party thereto as Loan Parties, Fleet Capital Corporation, Fleet Securities, Inc., Credit Suisse First Boston, Bank One, NA and Silver Point Finance LLC.*
10.3	Guaranty Agreement, dated July 15, 2003, among the Company and other subsidiaries of the Company as party thereto as Guarantors, Fleet Capital Corporation and Various Banks named therein. *
10.4	Pledge Agreement, dated July 15, 2003, among the Company and other subsidiaries of the Company as party thereto as Pledgors, Fleet Capital Corporation and Various Banks named therein. *
10.5	Intercreditor Agreement, dated July 15, 2003, by and among the Company and other subsidiaries of the Company as party thereto, Fleet Capital Corporation and Various Banks named therein and Wilmington Trust Company.*
10.6	Class A Collateral Agreement, dated July 15, 2003, among the Company and other subsidiaries of the Company as party thereto as Grantors and Wilmington Trust Company as Collateral Agent. *
10.7	Class B Collateral Agreement, dated July 15, 2003, among the Company and other subsidiaries of the Company as party thereto as Grantors and Wilmington Trust Company as Collateral Agent. *
10.8	Class B Pledge Agreement, dated July 15, 2003, among the Company and other subsidiaries of the Company as party thereto as Pledgors and Wilmington Trust Company as Collateral Agent. *
10.9	Collateral Agency Agreement, dated July 15, 2003, among the Company and other subsidiaries of the Company as party thereto, the Representatives and Unrepresented Holders as party thereto and Wilmington Trust Company, as Trustee and as Collateral Agent. *
10.10	Employment Agreement by and between the Company and Donald C. Devine dated April 21, 2003. *
10.11	Employment Agreement by and between the Company and Jeffrey B. Park dated April 21, 2003. *
31.1	Certification of principal executive officer required by Rule 13a-14(a) of the Exchange Act.
31.2	Certification of principal financial officer required by Rule 13a-14(a) of the Exchange Act.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the Company 10-Q filed August 12, 2003

b)	A Current Report on Form 8-K was filed on May 8, 2003, responsive to Item 7 regarding the Company’s financial results for the second quarter of fiscal 2003.

c)	A Current Report on Form 8-K was filed on May 9, 2003, responsive to Item 7 regarding a correction to the Company’s financial results for the second quarter of fiscal 2003.

d)	A Current Report on Form 8-K was filed on June 20, 2003, responsive to Item 7 regarding restatement to the Company’s segment results for the second quarters of fiscal 2003 and 2002, as well as annual segment results for fiscal 2002, 2001 and 2000.

e)	A Current Report on Form 8-K was filed on June 20, 2003, responsive to Item 5 regarding our Senior Secured Notes Offering.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JACUZZI BRANDS, INC.

Date: November 25, 2003	By: /s/ Jeffrey B. Park

Jeffrey B. Park Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Francisco V. Puñal

Francisco V. Puñal Vice President and Controller (Principal Accounting Officer)