Form 10-K
period 2003-09-27
JACUZZI BRANDS INC
filed 2003-12-19
CIK 1056874

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 27, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-14557

Jacuzzi Brands, Inc.

(Exact name of registrant as specified in its charter)

Delaware	22-3568449
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

777 S. Flagler Drive; Suite 1100 West West Palm Beach, FL (Address of principal executive offices)	33401 (Zip code)

(561) 514-3838

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered

Common Stock, par value $.01 per share	New York Stock Exchange

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

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 28, 2003 (based on the last reported sale price of such stock on the New York Stock Exchange on such date) was approximately $291,444,932.

     As of November 28, 2003, the registrant had 75,049,976 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders of the registrant to be held on February 11, 2004 are incorporated by reference into Part III of this Report.

PART I

Item 1.	Business

General

      We are a leading global producer of branded bath and plumbing products for the residential, commercial and institutional markets. Our Bath Products segment manufactures whirlpool baths, spas, showers, sanitary ware, including sinks and toilets, and bathtubs for the residential construction and remodeling markets. Our Plumbing Products segment manufactures professional grade drainage, water control, commercial brass and PEX piping products for the commercial and institutional construction, renovation and facilities maintenance markets. Our Rexair segment manufactures premium vacuum cleaner systems that are sold in the direct sales retail channel.

      Our products are marketed through their widely recognized brand names, including JACUZZI®, SUNDANCE®, ELJER®, ZURN®, WILKINS™ a Zurn company (“WILKINS™”) and RAINBOW®. Through the strength of these brands and the ability to leverage them effectively across multiple retail and wholesale distribution channels, we have built and maintained leadership positions within most of the markets we serve. The JACUZZI® and SUNDANCE® branded products hold leading positions in the whirlpool bath and spa markets in the U.S. and Europe, and the ZURN® branded products hold leading market positions in most of the domestic commercial and institutional markets they serve. Additionally, the RAINBOW® holds a substantial market position in the premium direct sales vacuum cleaner market.

      We were originally incorporated in 1995 when we were spun-off from Hanson plc (“Hanson”). At that time, we had holdings in 34 diverse businesses, including Jacuzzi and Rexair, and we subsequently acquired Zurn Industries, Inc. We recently completed an asset disposal program that transformed us from a diversified industrial conglomerate into a focused operating company serving the home and building products markets. These dispositions included the separate disposals of our ladder business and infant and children footwear business, our Diversified businesses, our fire protection businesses and our European HVAC business in 2000. Our Board of Directors approved a formal disposal plan for the sale of five businesses in December 2001 and a formal disposal plan for the sale of three businesses in February 2003. The dispositions under these two plans included 1) Ames True Temper, Lighting Corporation of America, Selkirk, Spear & Jackson and SiTeco, and 2) our swimming pool and equipment, hearth and water systems businesses. All of the businesses, except the water systems businesses, were sold prior to the end of fiscal 2003. The water systems business was sold in October 2003.

      With the completion of our 2001 and 2003 asset disposal programs, we have largely completed our transformation into a focused operating company primarily serving the bath and plumbing products markets. We have renewed our focus on operations by reorganizing our management structure to include a Chief Operating Officer while eliminating layers of corporate management. We continue to explore strategic alternatives to improve our operating efficiencies as we position ourselves to grow net sales and free cash flow at our core businesses.

      We operate on a 52- or 53-week fiscal year ending on the last Saturday closest to September 30. Our public filings may be obtained through the Securities and Exchange Commission at its website at www.sec.gov, free of charge. Our Internet address is www.jacuzzibrands.com. We also make our Annual Report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, available on our website, free of charge, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

      Financial information for the segments discussed below can be found in Note 12 to our Consolidated Financial Statements.

Bath Products Segment

      Our Bath Products segment manufactures and distributes whirlpool baths, spas, showers, sanitary ware, including sinks and toilets, and bathtubs for the domestic and international residential construction and remodeling markets.

      U.S. Bath Products. We distribute bath products throughout the U.S. primarily under the flagship JACUZZI® brand name and spas under the flagship SUNDANCE® brand name. We also offer a complete line of china bath products, whirlpool baths and sinks under the ELJER® brand name, and we sell less expensive bath products under the BATHCRAFT® and REDMONT® brand names.

      We distribute these products through multiple distribution channels. These channels include wholesalers such as Ferguson, Hughes and Hajoca; home centers such as The Home Depot, Lowe’s and Menards; and specialty kitchen, bath and spa retailers. Wholesalers distribute our bath products to homebuilders and building and plumbing contractors.

      The home center channel is an important channel for our domestic distribution of bath products. Our largest customer, The Home Depot, carries an extensive line of ELJER® branded sanitary ware products. We recently entered into a multi-year agreement to be the primary supplier of whirlpool baths to all of the nearly 900 stores in the Lowe’s chain after a competitive product line review. In addition, we have expanded our product category at Lowe’s to include JACUZZI® branded sanitary ware. We believe the strong brand power of the JACUZZI® brand name, our commitment to strong customer support programs and our broad product range were instrumental in our success in this review. This agreement should allow us to expand our market share in the U.S. in the whirlpool bath category.

      Our spa products, SUNDANCE® and JACUZZI PREMIUM®, are primarily sold through our network of nearly 1,000 independent specialty retailers. We act as the exclusive supplier to a majority of these retailers, and we support them with extensive product training, comprehensive point-of-purchase marketing materials, advertising and a national warranty service support program. We have approximately 400 service centers, which perform service on our products and provide parts replacements. We serve mass merchant retailers primarily through private label offerings which provide them with brand exclusivity.

      The majority of the bath products we distribute in the U.S. are manufactured domestically. Our whirlpool baths and showers are manufactured in a facility in Chino, CA which replaced six older, decentralized California facilities earlier this fiscal year. We also have a modern spa manufacturing facility in Chino, which began operating in 2001. These new facilities should enable us to more effectively manage quality control and product improvement as well as cost reduction. We recently announced the closure of our spa manufacturing facility in Plant City, FL, which closed in November 2003. The Chino facility began manufacturing these spas, without any interruption to our customers, in the first quarter of fiscal 2004. We currently manufacture our china bath products in Ford City, PA and Verona, MS and our enameled cast iron fixtures in Salem, OH. We have recently announced the closing of the Salem facility, which is over 90 years old and extremely costly to operate, in fiscal 2004 and will begin outsourcing our enameled cast iron fixtures from an overseas supplier. We will continue to evaluate ways to further reduce costs at all of our manufacturing facilities and enhance the quality of our products. In addition, we source components and finished products domestically and internationally to complement our product lines and lower costs.

      International Bath Products. We manufacture and distribute bath products in the same product categories in the European and other international residential construction and remodeling markets. For the year ended September 30, 2003, approximately 26% of our net sales were derived from sales of bath products outside the U.S., most of which were in Europe. We offer our branded bath products in Europe under the following brand names: JACUZZI®, VERNON TUTBURY® and B.C. SANITAN® which serve premium retailers; FORDHAM® which serves the residential construction and builder markets; and NIAGARA® which serves wholesale distributors. We also market a full line of composite and stainless steel kitchen sinks under the ASTRACAST® brand name.

      Our bath products are distributed in Europe through home centers including B&Q, Homebase and Focus; wholesalers including the Wolseley Group, St. Gobain, Mark II and Travis Perkins Group; and specialty kitchen and bath retailers. We serve the home centers primarily through private label offerings which provide them with brand exclusivity. In the U.K. and other parts of Europe, JACUZZI® products are marketed through a large network of specialty bath and kitchen boutiques. We primarily manufacture these bath products in Italy, the U. K., France and Malta.

      We also sell our whirlpool bath, shower and spa products in South America and Asia under the JACUZZI® brand name. In South America, we distribute these locally manufactured products primarily through home centers, wholesalers and specialty kitchen and bath retailers. In Asia, we distribute these products primarily through specialty retailers and manufacture them mainly in the U.S. and Italy.

Plumbing Products Segment

      Our Plumbing Products segment manufactures and distributes professional grade drainage, water control, commercial brass and PEX piping products for the commercial and institutional construction, renovation and facilities maintenance markets. Demand for these products is influenced by regulatory, building and plumbing code requirements. Many of these products must meet detailed specifications set forth by plumbing engineers, architects and other building designers for commercial and institutional application.

      Our specification drainage and brass tubular products are sold under the ZURN® brand name. Our water control products, including the WILKINSTM backflow preventer, are sold under the WILKINSTM brand name. We market our sensor-operated flush valves and faucets and manual flush valves under the ZURN AQUAFLUSH® brand name and our heavy-duty commercial faucets under the ZURN AQUASPECS® brand name. Our PEX piping products are marketed as ZURN PEX® piping products.

      Product innovation is key in the commercial and institutional plumbing products markets since new products must continually be developed to meet specifications and regulatory demands. Our plumbing products are known in the industry for such innovation. For example, in 2003 we introduced the next generation ZURN EZ FLUSH® sensor operated flush valve which is engineered to reduce water usage in standard bathroom fixtures. Additionally, our new contractor series roof drains with patented roof deckplates substantially reduce contractors’ costs associated with the installation and maintenance of our products. In 2002 we introduced a high-capacity, pre-sloped trench drain with a patented one-piece design which provides improved hydraulics and significant labor savings in installation for airport runways and road side drainage.

      We distribute our branded products through independent sales representatives; wholesalers such as Ferguson, Hughes, and Hajoca; home centers such as The Home Depot and Lowe’s; and industry-specific distributors in the food service, industrial, janitorial and sanitation industries. Independent sales representatives work with wholesalers to assess and meet the needs of building contractors. They also combine knowledge of our products, installation and delivery with knowledge of the local markets to provide contractors with value added service. We use several hundred independent sales representatives nationwide, along with a network of approximately 80 warehouses, to provide our customers with 24-hour service and quick response times.

      In addition to our domestic manufacturing facilities, we have maintained a global network of independent sources that manufacture high quality, lower cost component parts for our commercial and institutional products. These sources fabricate parts to our specifications using our proprietary designs and enable us to focus on product engineering, assembly, testing and quality control. By closely monitoring these sources and through extensive product testing, we are able to maintain product quality and be a low cost producer of commercial and institutional products.

Rexair Segment

      Our Rexair segment manufactures premium vacuum cleaner systems for the global direct sales market. The RAINBOW® e SERIESTM is a full-service cleaning system that collects dirt particles by combining a distinctive water-based “separator” system with High Efficiency Particulate Air Filtration, or HEPA. This combination provides a technologically-superior alternative to traditional vacuum cleaners. The full system has optional accessories including the POWER NOZZLE®, a motorized power nozzle; the RAINBOWMATE®, a motorized, hand-held attachment for cleaning upholstery, stairs and other hard-to-reach areas; and the AQUAMATE® carpet shampooing attachment. For the year ended September 30, 2003, sales in the U.S. and Canada accounted for slightly more than half of Rexair’s sales. A significant portion of Rexair’s international sales are in Portugal, Germany, Saudi Arabia, Singapore, Czech Republic and Puerto Rico.

      We market our premium RAINBOW® vacuum cleaner system through an extensive network of independent distributors. Our products are sold to consumers through in-home demonstrations throughout the U.S. and in more than 70 other countries. We retain our distributor network by manufacturing high quality products, offering opportunity for advancement, recognizing superior performance through contests and our internal distributor magazine, and offering distributors business assistance and education. New distributors are added to our existing distribution network primarily by offering incentives to existing distributors to promote their sub-distributors or to find new distributors who will develop markets that are underutilized.

      We manufacture and assemble our products in Cadillac, MI. Our manufacturing staff frequently review our processes to improve manufacturing efficiencies. To contain costs, we purchase certain components from domestic and international sources.

Discontinued Operations

      In February 2003, our Board of Directors adopted a formal disposal plan to dispose of our swimming pool and equipment, hearth and water systems businesses. We completed the disposals of the swimming pool and equipment and hearth businesses in fiscal 2003, and completed the disposal of the water systems business in October 2003. All of these businesses were previously included in our Bath Products segment.

      In December 2001, our Board of Directors approved a formal disposal plan in connection with our obligation to pay debt amortization as set forth in our then outstanding debt facilities. The disposal plan called for the sale of five businesses — Ames True Temper, Lighting Corporation of America, Selkirk, Spear & Jackson and SiTeco. We completed the disposals of all of the businesses in fiscal 2002 with the exception of SiTeco, which was completed in October 2002. These businesses were previously included in our Lawn & Garden and Lighting segments.

      A comprehensive discussion of these disposals can be found under Results of Operations — Acquisitions, Dispositions and Discontinued Operations in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

Seasonality

      Demand for our products is primarily driven by new home starts, remodeling and commercial construction activity. Accordingly, many external factors affect our business including weather and the impact of the broader economy on our end markets. Weather is an important variable for us as it significantly impacts both residential and non-residential construction. Spring and summer months in the U.S. and Europe represent the main construction season for new housing starts and remodeling, as well as increased construction in the commercial and institutional markets. As a result, sales in our Bath Products and Plumbing Products segments increase significantly in our third and fourth fiscal quarters. Conversely, we experience lower sales during our first and second fiscal quarters as the autumn and winter months generally impede outside construction and installation activity.

      Housing starts, consumer spending and remodeling expenditures have a major impact on our consumer focused bath and spa business, which is served by our Bath Products segment. Our Plumbing Products business is dependent upon commercial and institutional construction activity and is therefore affected by macroeconomic factors such as the unemployment rate and the availability of financing. Despite the cyclical nature of commercial and institutional construction, including declines of approximately 14% in fiscal 2002 and approximately 6% in fiscal 2003, our commercial and institutional products business has increased sales over the past year by enhancing our product offerings with new product introductions.

Reliance on a Single Customer

      A single customer of the Bath Products segment, The Home Depot, accounted for 8%, 10% and 15% of net sales in fiscal 2003, 2002 and 2001, respectively. Although we expect our relationship with this customer to flourish in future years, if we were to lose their business, it would have an adverse affect on our operating results.

Raw Materials, Energy and Suppliers

      We purchase a broad range of materials and components throughout the world in connection with our manufacturing activities. Major raw materials and components include acrylic, natural gas, stainless steel, brass, plastic molded parts, lumber and spa siding, electronics and pumps. Our policy is to maintain, wherever possible, alternate sources of supply for our important materials and components. We have been able to successfully apply this policy, and consequently we are not dependent on a single source for any raw material or component. The materials and components required for our manufacturing operations have been readily available, and we do not foresee any significant shortages.

Patents, Trademarks and Licenses

      We have in excess of 900 U.S. and foreign patents, patent applications and registered trademarks that relate to the products we manufacture. We believe that certain trademarks including JACUZZI®, SUNDANCE®, BLUE RIDGETM, ELJER®, ASTRACAST®, ZURN®, WILKINSTM and RAINBOW® are of material importance to our product lines. None of the material trademarks are of limited duration, and we believe our intellectual property is adequately protected in customary fashion under applicable law. Although protection of our patents and related technologies is an important component of our business strategy, none of the individual patents is material to our company as a whole.

Competition

      We sell all of our products in highly competitive markets. We compete in each of our markets based on product design, quality of products and services, product performance, distribution and price. Some of our competitors have greater financial, marketing, manufacturing and distribution resources than we do. Our principal competitors in the Bath Products segment are Kohler, American Standard, Crane, Roca, Sanitee, Masco and Caldera Spas. Though the plumbing market is relatively fragmented, one competitor, Watts, competes with us across several lines. Sloan is a competitor in flush valves while Wirsbo is a competitor in PEX piping. Geberit is a competitor in commercial faucets. Competition for the Rexair segment is based primarily on the quality and features of the product and on sales technique and personnel, as well as marketing and distribution approaches. Rexair also experiences competition in recruiting its distributors, and distributors experience competition in recruiting and retaining sales representatives. Rexair’s most significant competitors are the Kirby division of Scott-Fetzer (a subsidiary of Berkshire Hathaway Inc.) and Electrolux, Inc. (U.S.A.).

Backlog

      Our backlog orders believed to be firm were $59.5 million and $56.8 million as of September 30, 2003 and 2002, respectively. The backlog orders are all in the Bath Products and Plumbing Products segments.

Backlog is comprised of all open customer orders not yet shipped as of a particular date. For numerous reasons, including the timing of shipments, the product mix of, or adjustments to, customer orders and the mix of futures and at-once orders, our backlog as of any date may not be a reliable measure of sales or net income for future periods. We expect all of our backlog orders to be filled within one year.

Export and International Operations

      Certain of our domestic businesses generate revenue from export sales and/or revenue from operations conducted outside the U.S. Export sales amounted to 8%, 7% and 4% of total revenues in fiscal 2003, 2002 and 2001, respectively, principally reflecting sales by Rexair to foreign distributors of RAINBOW® products in numerous countries. Revenue from international operations amounted to 26%, 25% and 24% of total revenues in fiscal 2003, 2002 and 2001, respectively. Identifiable assets of international operations represented approximately 20%, 16% and 16% of total identifiable assets (excluding assets held for sale) at September 30, 2003, 2002 and 2001, respectively. These revenues and identifiable assets arise principally from international operations within our Bath Products segment.

      Our export sales and international manufacturing and sourcing are subject to certain risks including currency fluctuation, transportation delays, political and economic instability, restrictions on the transfer of funds, the imposition of duties, tariffs and import and export controls and changes in governmental policies. We have numerous sourcing relationships with companies in Asia.

Employee Relations

      We employed approximately 6,150 persons at September 30, 2003, of whom approximately 1,529 were salaried employees. Unions represented approximately 26% of our employees. We currently have collective bargaining agreements with five union locals in North America including one covering the employees at our Salem plant. We are currently in negotiations with the union in Salem regarding the termination benefits those employees will receive when we close that facility in fiscal 2004. Three of our collective bargaining agreements are expected to expire in the months of June and August 2004 (covering approximately 641 employees). We also have agreements covering employees at facilities in Brazil, Italy, Malta and the U.K. The agreements in Brazil and the U.K. are annual agreements. They cover approximately 197 and 48 employees, respectively. The agreement in Italy, covering approximately 56 employees, was renegotiated in May 2003. The first part of the contract, relating to norms and regulations, is valid until December 2006 and the second part of the contract, relating to compensation, is valid until December 2004. The agreement in Malta covers approximately 114 employees and expires in December 2004. We have not experienced any significant work stoppages in the last six years with our ongoing businesses. We believe that our relations with our employees and unions are satisfactory.

Environmental Regulation

      We are subject to numerous foreign, federal, state and local laws and regulations concerning such matters as zoning, health and safety and protection of the environment. Laws and regulations protecting the environment may in certain circumstances impose “strict liability,” rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. In addition, from time to time, we may receive notices of violation or may be denied applications for environmental licenses or permits because the practices of the operating unit are not consistent with regulations or ordinances.

      Our subsidiaries have made capital and maintenance expenditures over time to comply with these laws and regulations. While the amount of expenditures in future years will depend on legal and technological developments which cannot be predicted at this time, these expenditures may progressively increase if regulations become more stringent. In addition, while future costs for compliance cannot be predicted with precision, no information currently available reasonably suggests that these expenditures will have a material adverse effect on our financial condition, results of operations or cash flows.

      We are investigating and remediating contamination at a number of present and former operating sites under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980

(“CERCLA” or “Superfund”), the Federal Resource Conservation and Recovery Act (“RCRA”) or comparable state statutes or agreements with third parties. These proceedings are in various stages ranging from initial investigations to active settlement negotiations to the cleanup of sites. We have been named as a potentially responsible party at a number of Superfund sites under CERCLA or comparable state statutes. Under these statutes, responsibility for the entire cost of cleanup of a contaminated site can be imposed upon any current or former site owner or operator, or upon any party who sent waste to the site, regardless of the lawfulness of the original activities that led to the contamination. No information currently available reasonably suggests that projected expenditures associated with any of these proceedings or any remediation of these sites will have a material adverse effect on our financial condition, results of operations or cash flows.

      As of September 30, 2003, we had accrued approximately $8.5 million ($0.7 million accrued as current liabilities and $7.8 million as non-current liabilities), including $4.4 million for discontinued operations, for environmental liabilities. These amounts have not been discounted. We accrue an amount for each case when the likelihood of an unfavorable outcome is probable and the amount of loss associated with such unfavorable outcome is reasonably estimable. We believe that the range of liability for these matters could reach $14.9 million if it included cases where the likelihood of an unfavorable outcome is only reasonably possible. We cannot predict whether future developments in laws and regulations concerning environmental protection or unanticipated enforcement actions will require material capital expenditures or otherwise affect our financial condition, results of operations or cash flows in a materially adverse manner, or whether our businesses will be successful in meeting future demands of regulatory agencies in a manner which will not have a material adverse effect on our financial condition, results of operations or cash flows.

Corporate Governance

      In accordance with the corporate governance rules of the New York Stock Exchange, we have adopted Corporate Governance Guidelines relating to certain key areas such as director qualifications and responsibilities, responsibilities of key board committees and director compensation. We have also adopted a Code of Business Conduct and Ethics for directors, officers and employees. Our Corporate Governance Guidelines, our code of business conduct and ethics and the charters of our Audit Committee, Compensation Committee and Nominating & Corporate Governance Committee are published on our website. We will provide any shareholder with printed versions of any of the foregoing guidelines, code or committee charters upon request.

Executive Officers

      Set forth below are the names, positions and ages, as of September 30, 2003, of our executive officers:

Name	Age	Position

David H. Clarke	62	Chairman of the Board and Chief Executive Officer
Donald C. Devine	44	President and Chief Operating Officer
Steven C. Barre	43	Senior Vice President, General Counsel and Secretary
Jeffrey B. Park	51	Senior Vice President and Chief Financial Officer
Allan D. Weingarten	65	Senior Vice President and Treasurer
Diana E. Burton	58	Vice President — Investor Relations
Francisco V. Puñal	44	Vice President and Corporate Controller
Robert G. Hennemuth	48	Vice President — Human Resources

      David H. Clarke has served as our Chairman and Chief Executive Officer since our spin-off from Hanson in 1995. Mr. Clarke was Vice Chairman of Hanson from 1993 until the spin-off, Deputy

Chairman and Chief Executive Officer of Hanson Industries from 1992 until the spin-off and a director of Hanson from 1989 until May 1996. Mr. Clarke is a director of Fiduciary Trust International, a subsidiary of Franklin Templeton Investments, engaged in investment management and administration of assets for individuals. Mr. Clarke is also a director of Lions Gate Investment Limited, a medical device company operating under the name DOBI Medical Systems, Inc., which is developing an optical imaging system for cancer diagnosis.

      Donald C. Devine has served as our President and Chief Operating Officer since April 2003. Mr. Devine had served as President and Chief Executive Officer of Jacuzzi, Inc., one of our wholly-owned subsidiaries, since June 2002. Prior to that, Mr. Devine served as President and Chief Executive Officer of Kimble Glass Inc., the U.S. subsidiary of Germany’s Gerresheimer Group, from 1998 until 2001. From 1996 to 1997, Mr. Devine served as Vice President and General Manager of Ivex Packaging.

      Steven C. Barre has served as our Senior Vice President, General Counsel and Secretary since September 2001. From April 2000 to September 2001, Mr. Barre served as our Vice President, General Counsel and Secretary. Prior to that date, Mr. Barre served as our Associate General Counsel beginning with our spin-off from Hanson in 1995.

      Jeffrey B. Park has served as our Senior Vice President and Chief Financial Officer since April 2003. Mr. Park had served as Vice President and Chief Financial Officer of Jacuzzi, Inc., one of our wholly-owned subsidiaries, from August 2002 to April 2003. Prior to that, Mr. Park served as Vice President, Finance from April 2000 to August 2002 and Vice President, Corporate Controller from November 1986 to April 2000 of Gaylord Container Corporation.

      Allan D. Weingarten has served as our Senior Vice President and Treasurer since April 2003. Mr. Weingarten joined our company in January 2001, serving as our Senior Vice President and Chief Financial Officer from that time until April 2003. Mr. Weingarten was previously a senior partner with the accounting firm of Ernst & Young, where he had spent 34 years. Subsequent to his retirement from Ernst & Young in 1995, Mr. Weingarten was a business consultant and private investor. Mr. Weingarten is also a director of Programmers Paradise, Inc. and AXS-One, Inc.

      Diana E. Burton has served as our Vice President — Investor Relations since our spin-off from Hanson in 1995. Ms. Burton served as a consultant to Hanson Industries from January 1995 through February 1995, when she became an employee of a Hanson subsidiary. Ms. Burton was Vice President and Corporate Secretary of Marine Harvest, a publicly held aquaculture company, with principal responsibility for administration and investor relations, from September 1991 until its acquisition in November 1994.

      Francisco V. Puñal joined our company as Vice President of Finance in January 2001, and was promoted to Vice President and Corporate Controller in 2002. Mr. Puñal was previously associated with Vitas Healthcare Corporation, a privately held healthcare provider, where he was Vice President and Controller from 1997 to 2000. Prior to that, Mr. Puñal served as Director of Finance of Vitas Healthcare Corporation.

      Robert G. Hennemuth was named Vice President — Human Resources in July 2003. Mr. Hennemuth joined our Company from Honeywell International, formerly known as AlliedSignal Inc., where he served as Vice President of Human Resources & Communications for various businesses from December 1996 to June 2003, including Honeywell Consumer Products Group. Previously, Mr. Hennemuth was a corporate director of human resources at Raytheon Company from January 1988 to December 1996. While in that position, Mr. Hennemuth was responsible for labor strategies, management development, training, diversity and staffing.

RISK FACTORS

      The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Refer to Disclosure Concerning Forward-Looking Statements and Factors That May Affect Future Results in Item 7 of this Annual Report on Form 10-K for additional discussion of these forward looking statements. If any of the following risks actually occur, our business, operating results, and financial condition could be materially adversely affected.

Risks Related to Our Indebtedness

      Refer to the Refinancing section of Liquidity and Capital Resources in Item 7 for information and definitions related to our indebtedness.

We have substantial indebtedness and servicing our indebtedness could reduce funds available to operate our business.

      We are highly leveraged. Our substantial indebtedness could interfere with our ability to operate our business. For example, it could:

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our ability to obtain additional financing;

•	require us to dedicate a substantial portion of our cash flow from operations to the payment of principal and interest on our indebtedness, reducing the amount of our cash flow available for other general corporate purposes, including capital expenditures, research and development efforts and working capital;

•	require us to sell other securities or to sell some of our core assets, possibly on unfavorable terms, to meet payment obligations;

•	restrict us from making strategic acquisitions, investing in new products or capital assets or taking advantage of business opportunities;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•	place us at a possible competitive disadvantage compared to less leveraged competitors.

We and our subsidiaries may still be able to incur substantially more debt which could intensify the risks described above.

      We and our subsidiaries may be able to incur substantial additional indebtedness in the future. Although the indenture governing our notes and our new credit facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. In addition, these restrictions do not prevent us from incurring obligations that do not constitute indebtedness as defined under the applicable agreements. If new debt is added to our and our subsidiaries’ current debt levels, the substantial leverage risks that we now face could increase.

Our debt instruments contain various covenants which will limit our ability to operate our business.

      Our financing arrangements, including our Bank Facilities and the indenture governing the New Notes, contain various provisions that limit management’s discretion by restricting our ability to, among other things:

•	incur additional debt or enter into sale and lease back transactions;

•	pay dividends or distributions on our capital stock or repurchase our capital stock;

•	issue preferred stock of subsidiaries;

•	make certain investments;

•	create liens to secure debt;

•	enter into transactions with affiliates;

•	merge or consolidate with another company; and

•	transfer and sell assets.

      In addition, our Bank Facilities require that we meet specified financial ratios and tests. These restrictions could limit our ability to plan for or react to market conditions or meet extraordinary capital needs or could otherwise restrict corporate activities.

      Upon our failure to comply with any of the covenants in our financing arrangements, including our new credit facilities, the lenders under those agreements might be able (even without declaring a default) to cause us to use all of our available cash and free cash flow to service their indebtedness or otherwise prevent us from making payments of principal or interest on the New Notes. In addition, if following a default any of our lenders declares an event of default or accelerates our indebtedness, other creditors with cross default provisions in their debt instruments may be able to declare a default and accelerate their indebtedness. If any of our indebtedness is accelerated, we may not have sufficient funds available to make the required payments under our indebtedness.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

      Our ability to make payments on and to refinance our indebtedness, including the New Notes, and to fund operations will depend on our ability to generate cash in the future. Our ability to generate cash is subject to general economic, financial, competitive, business and other factors that are beyond our control.

      Our historical financial results have been, and we anticipate that our future financial results will be, subject to fluctuations. We cannot assure you that our business will generate sufficient cash flow from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available to us under our new credit facilities or otherwise in amounts sufficient to enable us to pay our indebtedness, including the New Notes, or to fund our other liquidity needs. If we are unable to meet our debt obligations or fund our other liquidity needs, we may need to restructure or refinance all or a portion of our indebtedness, on or before maturity. We cannot assure you that we will be able to restructure or refinance any of our indebtedness on satisfactory terms, if at all, which could cause us to default on our obligations and impair our liquidity. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more restrictive covenants, which could further restrict our business operations.

Risks Related to Our Business

The seasonality of our sales and economic events may adversely affect our financial results and our ability to service our debt.

      Our businesses experience seasonal business swings, which correspond to the North American seasons. We experience downturns in the fall and winter months in North America. This seasonality requires us to manage our cash flows over the course of the year. If our sales were to fall substantially below what we would normally expect during certain periods, our annual financial results would be adversely impacted and our ability to service our debt may also be adversely affected.

Weather could adversely affect the demand for our products and decrease our net sales.

      Demand for our products is primarily driven by new home starts, remodeling and commercial construction activity. Weather is an important variable affecting our financial performance as it significantly impacts both residential and non-residential construction activity. Spring and summer months in the U.S. and Europe represent the main construction season for new housing starts and remodeling, as well as increased construction in the commercial and institutional markets. However, adverse weather conditions, such as prolonged periods of cold or rain, blizzards, hurricanes and other severe weather patterns, could delay or halt construction and remodeling activity. For example, an unusually severe winter can lead to reduced construction activity and magnify the seasonal decline in our net sales and earnings during the winter months. In addition, a prolonged winter season can delay construction and remodeling plans and hamper the seasonal increase in our net sales and earnings during the spring months.

Demand for building and home improvement products may depend on availability of financing.

      Many customers who purchase building and home improvement products and our other products depend on financing either by independent consumer finance companies or, to a lesser extent, by independent distributors in order to make purchases. Fluctuations in the prevailing interest rates could affect the availability and cost of financing to our customers. The lack of availability of consumer credit could lead to a reduction in demand for our products and have a material adverse effect on our business, financial condition and results of operations.

We may be adversely affected by downturns in the markets we serve.

      Demand in the building and home improvement product industries is influenced by new construction activity and the level of repair and remodeling activity. The level of new construction and repair and remodeling activity is affected by a number of factors beyond our control, including the overall strength of the U.S. economy (including confidence in the U.S. economy by our customers), the strength of the residential and commercial real estate markets, institutional building activity, the age of existing housing stock, unemployment rates and interest rates. Any declines in new housing or commercial construction starts or demand for replacement building and home improvement products may adversely impact us, and there can be no assurance that any such adverse effects would not be material and would not continue for an indeterminate period of time. Further, while we attempt to minimize our exposure to economic or market fluctuations by serving a balanced mix of end markets and geographic regions, we cannot assure you that a significant or sustained downturn in a specific end market or geographic region would not have a material adverse effect on us.

The markets in which we sell our products are highly competitive.

      The markets in which we sell our products are highly competitive. We compete against both large international and national rivals, as well as many regional competitors. Some of our competitors have greater financial, marketing and distribution resources than we do. Significant competition in any given market can result in substantial pressure on our pricing and profit margins, thereby adversely affecting our financial results. As a result of pricing pressures, we may in the future experience reductions in profit margins. We cannot assure you that we will be able to maintain or increase the current market share of our products successfully in the future.

The loss of any significant customer could adversely affect our business.

      We have certain customers, such as The Home Depot, Lowe’s and Ferguson that are very important to our business and the successful implementation of our business strategy. Our competitors may adopt more aggressive sales policies and devote greater resources to the development, promotion and sale of their products than we do, which could result in a loss of customers. The loss of one or more of our major customers or deterioration in our relationship with any of them could have a material adverse effect on our business, results of operations and financial condition.

An increase in the price of raw materials, components, finished goods and other commodities could adversely affect our operations.

      We purchase most of the raw materials for our products on the open market, and rely on third parties for the sourcing of certain finished goods. Accordingly, our cost of products may be affected by changes in the market price of raw materials or sourced components or finished goods. In addition, our operating costs for our Bath Products and Plumbing Products segments are also significantly affected by the cost of natural gas used for fuel and the cost of electricity. Natural gas and electricity prices have historically been volatile, particularly in California where we have a significant manufacturing presence. We do not generally engage in commodity hedging transactions for raw materials. Significant increases in the prices of raw materials, sourced components or finished goods or other commodities could require us to increase the prices of our products, which may reduce consumer demand for our products or make us more susceptible to competition. Furthermore, in the event we are unable to pass along increases in our operating costs to our customers, our margins and profitability may be adversely affected.

We are exposed to political, economic and other risks that arise from operating a multinational business.

      We have significant operations outside the U.S. We currently have operations in Europe, Asia, Canada and South America, with approximately 20% of our assets (excluding assets held for sale) located outside the U.S. as of September 30, 2003. Further, certain of our businesses obtain raw materials and finished goods from foreign suppliers. Accordingly, our business is subject to the political, economic and other risks that are inherent in operating in numerous countries. These risks include:

•	the difficulty of enforcing agreements and collecting receivables through foreign legal systems;

•	trade protection measures and import or export licensing requirements;

•	tax rates in certain foreign countries that exceed those in the U.S. and the imposition of withholding requirements on foreign earnings;

•	the imposition of tariffs, exchange controls or other restrictions;

•	difficulty in staffing and managing widespread operations and the application of foreign labor regulations;

•	required compliance with a variety of foreign laws and regulations; and

•	changes in general economic and political conditions in countries where we operate, particularly in emerging markets.

      Our business success depends in part on our ability to anticipate and effectively manage these and other risks. We cannot assure you that these and other factors will not have a material adverse effect on our international operations or on our business as a whole.

We are subject to currency exchange rate and other related risks.

      We conduct operations in and generate sales from many areas of the world involving transactions denominated in a variety of currencies. We are subject to currency exchange rate risk to the extent that our costs are denominated in currencies other than those in which we earn revenues. In addition, since our financial statements are denominated in U.S. dollars, changes in currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, an impact on our earnings. We cannot assure you that currency exchange rate fluctuations will not adversely affect our results of operations and financial condition.

      We also face risks arising from the imposition of exchange controls and currency devaluations. Exchange controls may limit our ability to convert foreign currencies into U.S. dollars or to remit dividends and other payments by our foreign subsidiaries or businesses located in or conducted within a country imposing controls. Currency devaluations result in a diminished value of funds denominated in the currency of the country instituting the devaluation. Actions of this nature, if they occur or continue for significant periods of time, could have an adverse effect on our results of operations and financial condition in any given period.

We are subject to numerous asbestos claims that could adversely affect us.

      Zurn Industries, Inc. (“Zurn”), our wholly-owned subsidiary, is, along with many other unrelated companies, a co-defendant in numerous asbestos related lawsuits pending in the U.S. Plaintiffs’ claims primarily allege personal injuries allegedly caused by exposure to asbestos used primarily in industrial boilers formerly manufactured by a segment of Zurn that has been presented as a discontinued operation. Zurn did not manufacture asbestos or asbestos components but purchased it from other suppliers. Since Zurn received its first asbestos claim in the 1980s, Zurn has settled, agreed to settle or otherwise disposed of approximately 84,000 asbestos claims including dismissals of approximately 6,400 of such claims through September 30, 2003. As of September 30, 2003, the number of asbestos claims pending against Zurn was approximately 59,000.

      At September 30, 2003, Zurn and its actuarial consultant estimated that its potential liability for asbestos claims pending against it and for claims estimated to be filed through 2013 is approximately $160 million. This estimate is based on the current and anticipated number of future asbestos claims, the timing and amounts of asbestos payments, the status of ongoing litigation and the potential impact of defense strategies and settlement initiatives. However, there are inherent uncertainties involved in estimating both the number of future asbestos claims as well as future settlement costs, and the actual liability could exceed Zurn’s estimate due to changes in law and other factors beyond their control. Further, while Zurn’s current asbestos liability is based on an estimate of claims through 2013, such liability may continue beyond 2013, and such liability could be substantial.

      Zurn’s analysis of its available insurance to cover its potential asbestos liability as of September 30, 2003 is approximately $314 million. While Zurn believes, based on its experience in defending and dismissing such claims and the insurance coverage available, that it has sufficient insurance to cover the pending and reasonably estimable future claims, there is no assurance that this amount of insurance will ultimately be available or that Zurn’s asbestos liabilities will not ultimately exceed this amount. Factors that could cause a decrease in the amount of coverage include insolvencies of one or more of Zurn’s carriers, changes in law governing the policies and potential disputes with the carriers on the scope of coverage.

We are subject to environmental regulation and incur costs relating to environmental matters.

      Our past and present business operations and our past and present ownership and operation of real property are subject to extensive and changing federal, state, local and foreign environmental laws and regulations pertaining to the discharge of materials into the environment, the generation, storage, use, transportation, handling and disposal of wastes (including solid and hazardous wastes) and the exposure to hazardous substances. If our operating units fail to completely comply with these laws and regulations, we could be fined or otherwise sanctioned or we could incur liability for cleanup costs or other damages. Changes in environmental regulations or their interpretation, or other unanticipated events may also give rise to increased expenditures or liabilities.

      We are investigating and remediating contamination at a number of present and former operating sites and we have been named as a potentially responsible party at a number of Superfund sites pursuant to CERCLA, RCRA or comparable state statutes. Our actual costs to cleanup these sites may exceed our current estimates due to factors beyond our control, such as the discovery of presently unknown environmental conditions, changes in environmental laws and regulations and the insolvency of other responsible parties at the sites at which we are involved.

We may not be able to protect our intellectual property rights.

      We believe that a number of our U.S. and foreign patents, patent applications and registered trademarks are important to our success, potential growth and competitive position. Our actions to establish and protect our trademarks and other proprietary rights, however, may not prevent imitation of our products by others or prevent others from claiming violations of their trademarks and proprietary rights by us. Any infringement or related claims, even if not meritorious, may be costly and time consuming to defend, may distract management from our business and may result in the loss of significant financial and managerial resources.

Our failure to attract and retain qualified resources could have an adverse effect on us.

      Our success depends in part on our ability to attract, hire, train and retain qualified managerial, marketing and sales resources, including, in the case of our Rexair segment, our independent distributors. The market for these resources is competitive. We may be unsuccessful in attracting and retaining the resources we require to generate sales and to expand our operations successfully, and, in such event, our business could be materially and adversely affected. In particular, in our Rexair segment, we have historically relied on a select group of independent distributors to generate a significant portion of our sales. A loss of one or more of these distributors could have a material adverse effect on our operating results for the Rexair segment. Our success also depends to a significant extent on the continued service of our senior management team. The loss of any member of our senior management team could impair our ability to execute our business plan and could therefore have an adverse effect on our business, results of operations and financial condition.

Work stoppages and other labor problems could affect us.

      As of September 30, 2003, approximately 26% of our employees in the U.S. and abroad were represented by labor unions. While we believe our relations with our employees are satisfactory, a lengthy work stoppage at any of our facilities could have a material adverse effect on us. Furthermore, three of our collective bargaining agreements are expected to expire in the months of June and August 2004 (covering approximately 641 employees), two agreements expire in December 2004 (covering approximately 170 employees), one agreement expires in October 2004 (covering approximately 197 employees) and another will expire in May 2004 (covering approximately 48 employees). Negotiations for the extension of these agreements may result in modifications to the terms of these agreements, and these modifications could cause us to incur increased costs relating to our labor force.

Item 2.     Properties

      We lease approximately 11,935 square feet of office space for our headquarters in West Palm Beach, FL. The principal properties of each of our operating segments as of September 30, 2003, and the location, primary use, approximate square footage and ownership status, are set forth below:

		Approximate
Location	Use	Square Footage	Owned/Leased

Bath Products:
Europe
Valvasone, Italy	Manufacturing/Warehouse	251,572	Owned/Leased
Newcastle, England	Manufacturing	99,429	Owned
Bradford, England	Manufacturing/Office Warehouse	662,256	Owned/Leased
Hilton, England	Warehouse	125,000	Leased
Vichy, France	Warehouse	18,300	Leased
Cusset, France	Manufacturing	10,764	Owned
Marsa, Malta	Manufacturing	57,834	Leased
South America
San Paulo, Brazil	Manufacturing/Office	232,418	Owned
Santiago, Chile	Manufacturing/Office/Showroom	52,480	Owned
United States
Chino, California	Spa Manufacturing/Warehouse	440,000	Owned/Leased
Chino, California	Whirlpool Bath Manufacturing/Warehouse	306,700	Leased
Concord, California	Whirlpool Bath Manufacturing/Warehouse/Testing	7,168	Leased
Walnut Creek, California	Office	34,881	Leased
Plant City, Florida	Manufacturing/Warehouse	116,226	Owned
Valdosta, Georgia	Manufacturing/Office	236,700	Leased
Verona, Mississippi	Manufacturing	439,000	Leased
Salem, Ohio	Manufacturing/Warehouse	479,644	Owned
Ford City, Pennsylvania	Manufacturing/Warehouse	732,246	Owned
Kittanning, Pennsylvania	Warehouse	28,825	Leased
Schenley, Pennsylvania	Warehouse/Distribution	155,742	Owned/Leased
Addison, Texas	Office	110,649	Leased
Dallas, Texas	Warehouse/Office	33,000	Leased
Plumbing Products:
Canada
Mississauga, Ontario	Manufacturing/Warehouse	27,878	Leased
United States
Gardena, California	Office/Warehouse/Distribution	73,987	Owned
Paso Robles, California	Manufacturing/Office	158,000	Owned
Grosvenordale, Connecticut	Manufacturing/Warehouse	44,045	Leased
Norcross, Georgia	Warehouse/Office	46,560	Leased
Elkhart, Indiana	Manufacturing/Distribution	95,000	Owned
Ellicot, New York	Manufacturing/Warehouse/ Distribution	124,000	Leased
Sanford, North Carolina	Assembly/Office	78,000	Owned

		Approximate
Location	Use	Square Footage	Owned/Leased

Toledo, Ohio	Warehouse	15,000	Leased
Ben Salem, Pennsylvania	Warehouse/Office	40,000	Leased
Erie, Pennsylvania	Manufacturing/Office Distribution	310,562	Owned/Leased
Commerce, Texas	Manufacturing/Distribution	175,000	Owned
Rexair:
Troy, Michigan	Office	22,696	Leased
Cadillac, Michigan	Manufacturing	370,000	Owned

      In addition, we lease sales office space in Singapore; Nice, France; Lohne, Germany; Rome, Italy; Barcelona, Spain; Kuala Lumpur, Malaysia and Bensheim, Germany. We also own several excess properties being held for sale in Swainsboro, Georgia; Waynesboro, Georgia; Thomasville, North Carolina; Abilene, Texas and Milford, Virginia.

Item 3.     Legal Proceedings

      We and our subsidiaries are parties to legal proceedings that are considered to be either ordinary, routine litigation incidental to the business of present and former operations or immaterial to our financial condition, results of operations or cash flows. For information concerning environmental proceedings, see “Business — Environmental Regulation.”

      Certain of our subsidiaries are defendants or plaintiffs in lawsuits that have arisen in the normal course of business. While certain of these matters involve substantial amounts, it is management’s opinion, based on the advice of counsel, that the ultimate resolution of such litigation and environmental matters will not have a material adverse effect on our financial condition, results of operations or cash flows.

      In June 1998, we acquired Zurn, which itself owned various subsidiaries. Zurn is one of our wholly-owned subsidiaries. Zurn, along with many other unrelated companies, is a co-defendant in numerous asbestos related lawsuits pending in the U.S. Plaintiffs’ claims primarily allege personal injuries allegedly caused by exposure to asbestos used primarily in industrial boilers formerly manufactured by a segment of Zurn that has been presented as a discontinued operation. Zurn did not manufacture asbestos or asbestos components but purchased it from other suppliers.

      As of September 30, 2003, the number of asbestos claims pending against Zurn was approximately 59,000. These 59,000 claims were included in approximately 5,600 lawsuits, in which Zurn and an average of 100 other companies are named as defendants, and in which cumulatively allege damages of approximately $12 billion against all defendants. Asbestos claims pending against Zurn as of September 30, 2002 and September 30, 2001 were approximately 65,000 and 52,000, respectively. Asbestos claims filed against Zurn, and settled unfiled claims treated as if filed, for the years ended September 30, 2003, 2002 and 2001 were approximately 32,400, 31,000 and 33,500, respectively.

      Since Zurn received its first asbestos claim in the 1980s, Zurn has settled, agreed to settle or otherwise disposed of approximately 84,000 asbestos claims including dismissals of approximately 6,400 of such claims through September 30, 2003. During the fiscal year ended September 30, 2003 and as of such date, settlements paid and/or pending payment amounted to approximately 45,000 claims and approximately 3,000 claims were dismissed and/or pending dismissal. During the fiscal year ended September 30, 2002 and as of such date, settlements paid and/or pending payment amounted to approximately 20,000 claims (including approximately 4,000 unfiled claims) and approximately 3,000 claims were dismissed and/or pending dismissal. Finally, during the fiscal year ended September 30, 2001 and as of such date, settlements paid and/or pending payment amounted to approximately 17,000 claims and approximately 1,000 claims were dismissed and/or pending dismissal. Zurn’s insurers have paid or have agreed to pay all settlement costs relating to these claims. Defense costs are currently being paid by Zurn’s insurers without eroding the coverage amounts of its insurance policies, although a few policies that will be accessed in the future may count defense costs toward aggregate limits.

      At September 30, 2003, Zurn and its actuarial consultant estimated that its potential liability for asbestos claims pending against it and for claims estimated to be filed through 2013 is approximately $160 million. This accrual comprises (i) approximately $8 million in claims that had been settled but unpaid as of September 30, 2003; (ii) approximately $36 million in proposed settlements of pending and future claims; and (iii) approximately $116 million for other future claims. At September 30, 2002, it was estimated that Zurn’s potential liability for asbestos claims pending against it and for claims estimated to be filed through 2012 was approximately $145 million. This estimate was comprised of (i) $10 million in claims that had been settled but unpaid as of September 30, 2002; (ii) $58 million in proposed settlements of pending and future claims; and (iii) $77 million for other future claims. These estimates are based on the current and anticipated number of future asbestos claims, the timing and amounts of asbestos payments, the status of ongoing litigation and the potential impact of defense strategies and settlement initiatives. However, there are inherent uncertainties involved in estimating both the number of future asbestos claims as well as future settlement costs, and the actual liability could exceed Zurn’s estimate due to changes in law and other factors beyond their control.

      Zurn’s present estimate of its asbestos liability assumes (i) its recent vigorous defense strategy will enable it to reduce both its claim frequency and claim severity in the future; (ii) approximately 178,000 other future asbestos claims; and (iii) its insurers will continue to pay defense costs without eroding the coverage amounts of its insurance policies. While Zurn believes there is evidence, in recent claims settlements, for such an impact of a successful defense strategy, if the defense strategy ultimately is not successful, to the extent assumed by Zurn, the severity and frequency of asbestos claims could increase substantially above Zurn’s estimates. Further, while Zurn’s current asbestos liability is based on an estimate of claims through 2013, such liability may continue beyond 2013, and such liability could be substantial.

      Zurn’s analysis of its available insurance to cover its potential asbestos liability as of September 30, 2003 is approximately $314 million. This total includes the remaining limits of $68 million in insurance coverage under certain excess policies which were a subject of a settlement of an action commenced by Zurn in the U.S. District Court of the Western District of Pennsylvania which sought, among other things, a declaration that the insurance coverage limits of certain excess policies provided $68 million in coverage. As part of the settlement, Zurn agreed to pay its insurer $5.0 million over four years. The first payment in the sum of $1.25 million was paid in March 2003, and we have secured the balance of the obligation with a letter of credit in the amount of $1.25 million.

      Zurn believes, based on its experience in defending and dismissing such claims and the approximately $314 million of insurance coverage available, that it has sufficient insurance to cover the pending and reasonably estimable future claims. This conclusion was reached after considering Zurn’s experience in asbestos litigation, the insurance payments made to date by Zurn’s insurance carriers, existing insurance policies, the industry ratings of the insurers and the advice of insurance coverage counsel with respect to applicable insurance coverage law relating to the terms and conditions of those policies. However, there is no assurance that this amount of insurance will ultimately be available or that Zurn’s asbestos liabilities will not ultimately exceed this amount. Factors that could cause a decrease in the amount of available coverage include insolvencies of one or more of Zurn’s carriers, changes in law governing the policies and potential disputes with the carriers on the scope of coverage. After review of the foregoing with Zurn and its consultants, we believe that the resolution of Zurn’s pending and reasonably estimable asbestos claims will not have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4.     Submission of Matters to a Vote of Security Holders

      We did not submit any matter to a vote of security holders during the last quarter of fiscal 2003.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

      (a) Market Information.

      Our common stock is traded on the NYSE under the symbol JJZ. The following table sets forth, for the fiscal periods indicated, the high and low closing sales price per share of common stock as reported by the NYSE.

	Fiscal 2003		Fiscal 2002

	High	Low	High	Low

First Quarter	$3.06	$1.50	$2.69	$1.91
Second Quarter	$4.15	$2.52	$3.92	$1.76
Third Quarter	$5.73	$3.82	$4.40	$3.20
Fourth Quarter	$6.50	$4.56	$3.70	$2.25

      (b) Holders.

      As of November 28, 2003, there were approximately 18,566 record holders of our common stock.

      (c) Dividends.

      Prior to March 2001, our Board of Directors adopted a cash dividend policy under which we paid quarterly cash dividends of $0.05 per share of common stock. The last dividend payment was declared on December 31, 2000 and paid on January 21, 2001. In March 2001, our Board indefinitely suspended the quarterly payment of dividends. Furthermore, our new Bank Facilities executed on July 15, 2003 (See Note 6 to our Consolidated Financial Statements) include a restriction on the payment of any dividends.

      (d) Securities authorized for issuance under equity compensation plans.

      The following table sets forth information, as of the end of fiscal year 2003, with respect to our compensation plans under which shares of our common stock is or was authorized for issuance and is outstanding:

	Column (a)	Column (b)	Column (c)

	Number of Securities		Number of Securities
	to be Issued Upon	Weighted-Average	Remaining Available for
	Exercise of	Exercise Price of	Future Issuance Under
	Outstanding Options,	Outstanding Options,	Equity Compensation
	Warrants and Rights	Warrants and Rights	Plans(1)

Equity compensation plans:
Approved by security holders	5,190,202	$9.97	1,152,832
Not approved by security holders	—	—	—

Total	5,190,202	$9.97	1,152,832

(1)	Excluding securities reflected in Column (a).

Item 6.     Selected Financial Data

      The following table presents summary historical consolidated financial data. The summary consolidated financial data for the fiscal years ended September 30, 2003, 2002 and 2001 has been derived from our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. Our business has undergone significant changes during the periods presented below. Accordingly, results from any one period may not be comparable to results from any other period.

      You should read the following summary consolidated financial data in conjunction with Items 7 and 8 of this Annual Report on Form 10-K.

	For the Fiscal Years Ended September 30,

	2003	2002	2001	2000	1999

	(in millions, except per share amounts)
Statements of Operations:
Net sales	$1,192.6	$1,068.3	$1,007.2	$1,619.4	$2,038.5
Operating income (loss)	81.2	94.4	(29.6)	71.7	198.5
Income (loss) from continuing operations	10.1	31.9	(165.7)	32.0	90.4
(Loss) income from discontinued operations, net of tax	(41.2)	9.0	(340.8)	3.6	51.0
Cumulative effect of accounting change, net of tax	—	—	(0.7)	—	—
Net (loss) income	(31.1)	40.9	(507.2)	35.6	141.4
Basic (loss) income per share:
Income (loss) from continuing operations	0.14	0.43	(2.24)	0.40	0.98
(Loss) income from discontinued operations	(0.56)	0.12	(4.60)	0.04	0.55
Cumulative effect of accounting change	—	—	(0.01)	—	—
Net (loss) income	(0.42)	0.55	(6.85)	0.44	1.53
Diluted (loss) income per share:
Income (loss) from continuing operations	0.14	0.43	(2.24)	0.39	0.97
(Loss) Income from discontinued operations	(0.56)	0.12	(4.60)	0.04	0.54
Cumulative effect of accounting change	—	—	(0.01)	—	—
Net (loss) income	(0.42)	0.55	(6.85)	0.43	1.51
Cash dividend declared per share	—	—	0.05	0.20	0.20
Balance Sheet Data (at period end):
Cash and cash equivalents	$31.2	$32.1	$65.2	$24.7	$57.7
Working capital	181.5	292.0	449.0	541.5	834.2
Total assets	1,336.8	1,682.6	2,175.1	2,489.8	3,028.3
Total debt	500.1	808.1	1,226.8	1,046.2	1,251.8
Stockholders’ equity	255.7	254.4	217.0	753.7	920.3

      Financial data in fiscal 1999 and 2000 includes the Diversified businesses and Rexair which were sold in March 2000. We repurchased Rexair in August 2001. A comprehensive discussion of these dispositions and re-acquisition can be found in Item 7.

      Operating income (loss) for fiscal 2001, 2000, and 1999 includes goodwill amortization of $9.5 million, $13.0 million and $12.1 million, respectively. We stopped amortizing goodwill after adoption of SFAS No. 142 on October 1, 2001. Operating income for fiscal 1999 includes $6.8 million of equity losses from our investment in United Pacific Industries (“UPI”). These losses include charges associated with impairments of UPI and its subsidiaries of $5.5 million.

      Net sales in fiscal 2003 include $8.6 million from the sale of a license for certain patented technology. In addition to the after-tax benefit of $5.3 million related to the license sale, income from continuing operations in fiscal 2003 includes impairment, restructuring and other after-tax charges of $12.1 million, which consist primarily of $8.1 million for the closure of two manufacturing plants and $5.2 million for the restructuring of our corporate headquarters, partially offset by a $2.0 million favorable adjustment related to prior year restructuring reserves. Income from continuing operations also includes $13.1 million of after-tax charges associated with the extension and eventual refinancing of our debt in July 2003. During the first half of fiscal 2003, the IRS completed its examination of the federal income tax returns for fiscal years 1995 through 1997. As a result of the audit settlement, we recorded a tax benefit of $13.6 million.

      Income from continuing operations in fiscal 2002 includes restructuring and other after-tax charges of $4.7 million, which consist of $2.2 million for a lease obligation, $2.0 million in severance charges and $0.5 million to increase reserves related to the U.S. Brass product lines which were discontinued in 2000, as well as $5.6 million of after-tax charges related to financing initiatives. Also, we recorded a tax benefit of $29.6 million in fiscal 2002 largely attributable to benefits that will be realized due to the completion of certain asset sales and changes in tax laws regarding the utilization of loss carry backs.

      Loss from continuing operations in fiscal 2001 includes impairment, restructuring and other after-tax charges of $159.3 million, which consist of $100.2 million in goodwill impairment charges, $45.1 million of impairment charges related to notes due from Strategic Industries LLC (“Strategic”), $6.7 million for the payment of advisory and other related fees associated with the debt restructuring, $4.6 million for professional fees associated with the previously planned spin-off of Lighting Corporation of America and $2.7 million related to the elimination of certain product lines.

      Income from continuing operations in fiscal 2000 includes impairment, restructuring and other after-tax charges of $64.9 million, which consist of $8.0 million for the closure of the former Zurn corporate office, $14.1 million related to the elimination of certain products lines at our U.S. Brass operations, and $42.8 million for goodwill and asset impairments related to our European HVAC operations. Fiscal 2000 also includes net after-tax credits of $24.4 million related to a gain on the sale of our Diversified businesses, gains on the sales of the Strategic notes and equity interest and charges related to the abandoned sale of the Lighting segment. In addition, fiscal 2000 results include a $20.0 million reversal of tax contingencies related to our spin-off from Hanson.

      Income from continuing operations in fiscal 1999 includes restructuring and other after-tax charges of $2.3 million associated with severance for certain senior executives and $4.7 million primarily related to the closure of a manufacturing facility and the elimination of certain product lines. Fiscal 1999 results also include a $6.2 million tax benefit from the resolution of prior years’ tax issues.

      In March 2001, the Board of Directors indefinitely suspended the quarterly payment of dividends. Furthermore, the new debt facilities executed on July 15, 2003 (See Note 6 to our Consolidated Financial Statements) include a restriction on the payment of any dividends.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      We are a leading global producer of branded bath and plumbing products for the residential, commercial and institutional markets. Our Bath Products segment manufactures whirlpool baths, spas, showers, sanitary ware, including sinks and toilets, and bathtubs for the residential construction and remodeling markets. Our Plumbing Products segment manufactures professional grade drainage, water control, commercial brass and PEX piping products for the commercial and institutional construction, renovation and facilities maintenance markets. Our Rexair segment manufactures premium vacuum cleaner systems sold through independent distributors in the direct sales retail channel.

      We were originally formed in 1995 when we were spun-off from Hanson. At that time, we had holdings in 34 diverse businesses, including Jacuzzi and Rexair, and we subsequently acquired Zurn in 1998. We recently completed an asset disposal program that transformed us from a diversified industrial conglomerate into a focused operating company primarily serving the home and building products markets. As a result of this program, the financial information presented for any one period may not be comparable to that of any other period. The following describes our principal dispositions of businesses since October 1, 1999.

•	In the first quarter of fiscal 2000, we sold our ladder and infant and children footwear businesses in two separate transactions for aggregate consideration of $18.0 million. The results of the ladder and the infant and children footwear operations were included in the Lawn & Garden and Diversified segments, respectively. We retained certain product liabilities of the ladder operations for which $11.3 million has been accrued as of September 30, 2003.

•	In March 2000, we sold a majority equity interest in our Diversified businesses to Strategic. In this transaction, we received $203.4 million in cash, received a preferred equity interest of approximately $19.5 million and common equity interest of 17.7% in Strategic and received approximately $209.0 million of notes due from Strategic (“Strategic Notes”). The businesses in our Diversified segment manufactured a wide range of consumer, precision engineered and automotive interior products. We accounted for our retained interest in the Diversified businesses under the equity method of accounting from March 2000 until January 2002 when we sold all remaining interests. The March 2000 sale included a 75% interest in Rexair, which we re-acquired in August 2001. We accounted for Rexair under the equity method of accounting from March 2000 to August 2001 when we held only a 25% interest. The consolidated results of Rexair have been included in the Rexair segment since we re-acquired it in August 2001. In August 2000, we sold approximately $25.0 million of the Strategic Notes, approximately $1.8 million stated value of the preferred equity and approximately 1.9% of the common equity in Strategic for a pre-tax gain of $0.9 million. In January 2002, we sold the remaining $156.9 million of Strategic Notes, $18.0 million stated value of the preferred equity and 15.8% of the common equity in Strategic back to Strategic for net proceeds of $105.9 million.

•	In the second quarter of 2000, we sold our fire protection businesses, which were part of our previously defined Bath & Plumbing segment, for $23.0 million.

•	In November 2000, we sold our European HVAC business, which was part of our previously defined Bath & Plumbing segment, for $7.5 million.

      We have included the financial results of each of these businesses as part of our results of continuing operations through the date of its sale. However, certain estimates made in connection with these dispositions may need to be adjusted in future periods.

      Our Board of Directors approved a formal disposal plan for the sale of five businesses in December 2001 and a formal disposal plan for the sale of three businesses in February 2003. We have completed the sale of all businesses under both disposal plans. The results of these discontinued businesses are excluded from our results from continuing operations for all periods presented and from any discussions of our continuing operating results. They are, however, included in our results from discontinued operations and are discussed separately under Dispositions and Discontinued Operations. The following outlines our dispositions of these discontinued operations.

•	In January 2002, we sold Ames True Temper, which was part of our Lawn & Garden segment, for $165.0 million. Ames True Temper manufactures non-powered lawn and garden tools and industrial hand and striking tools in North America.

•	In April 2002, we sold Lighting Corporation of America, which was part of our Lighting segment, for $250.0 million. Lighting Corporation of America manufactures and distributes indoor and outdoor lighting fixtures for markets in North America and Europe.

•	In June 2002, we sold Selkirk, which was part of our previously defined Bath & Plumbing segment, for $40.0 million. Selkirk manufactures and distributes grilles, registers, chimneys, gas vents and other venting products to the North American HVAC markets.

•	In September 2002, we sold Spear & Jackson, which was part of our Lawn & Garden segment, for $1.2 million in proceeds consisting of notes from the buyer and an equity interest in the common shares of the buyer. We are subject to restrictions on the voting and disposition of these shares and have no involvement in the management or operations of the buyer. The investment was recorded at its fair value at the date of acquisition based on an independent valuation and has since been adjusted to its market value of $22.0 million as of September 30, 2003 in accordance with SFAS

No. 115. Spear & Jackson manufactures and distributes hand tools, lawn and garden tools, industrial magnets and metrology tools, primarily in the U.K.

•	In October 2002, we sold SiTeco, which was part of our Lighting segment, for $103.8 million. SiTeco manufactures and distributes indoor and outdoor “and” sign — shift 7 fixtures for markets in Europe.

•	In May 2003, we sold our swimming pool & equipment business, which was part of our previously defined Bath & Plumbing segment, for $30.0 million in cash and two notes from the buyer totaling $8.5 million. The first note, valued at $5.0 million, is convertible at our option into 598,802 shares of the buyer’s common stock anytime after March 31, 2004 and through the due date of March 31, 2009. The closing price of the note issuer’s common stock on September 27, 2003 was $10.15 per share. The value of the smaller note is subject to adjustment after calculation of the final purchase price.

•	In June 2003, we sold our hearth business, which was part of our previously defined Bath & Plumbing segment, for $1.0 million in cash.

•	In October 2003, we sold our water systems business, which was part of our previously defined Bath & Plumbing segment, for $3.1 million in cash.

      With the completion of our 2001 and 2003 asset disposal programs, we have largely completed our transformation into an operating company.

      We continue to explore strategic alternatives to improve our operating efficiencies. In the first half of fiscal 2003, we combined six separate operating facilities into one new facility in Chino, CA. Additionally, we have adopted a number of efficiency enhancing manufacturing techniques, including lean manufacturing techniques, to further improve our cost structure. While we have experienced some initial inefficiency, we believe that this new facility will enhance our operations significantly. We also announced the closing of our manufacturing plants in Plant City, FL and Salem, OH. The Plant City plant, which manufactured spas, was closed in November 2003. Their production demands were absorbed by our main spa facility located in Chino, CA. The Salem plant, which manufactures cast iron sanitary ware, will be closed during fiscal 2004, and the production will be outsourced to an overseas supplier at a lower cost. These restructuring initiatives are discussed in more detail under Impairment, Restructuring and Other Charges.

      While we have no specific plans at this time, we continue to evaluate strategies to improve the results of certain under-performing product lines within our Bath Product segment. We believe that there remains significant potential for further rationalization of our Bath Product segment’s cost structure. Implementation of these strategies could result in our recording charges in future periods, including charges related to asset impairments.

      We redefined our business segments in fiscal 2003 to reflect changes made to our management structure and the way we evaluate our businesses (see Note 12 to our audited consolidated financial statements). We currently operate as three business segments, consisting of a Bath Products segment, a Plumbing Products segment and a Rexair segment. The Bath Products segment manufactures whirlpool baths, spas, showers, sanitary ware, including sinks and toilets, and bathtubs for the residential construction and remodeling markets. The Plumbing Products segment manufactures professional grade drainage, water control, commercial brass and PEX piping products primarily for the commercial and institutional construction, renovation and facilities maintenance markets. The Rexair segment manufactures premium vacuum cleaner systems sold through independent distributors in the direct sales retail channel. The Bath Products segment and Plumbing Products segment were previously classified by management as the Bath & Plumbing Products segment.

      Over the last three years, we engaged in a number of transactions with respect to our indebtedness that affected our operating results for those periods. On August 15, 2001, we restructured our previous bank financing arrangements by amending and restating two credit facilities. One facility, which was our principal credit facility, provided for an aggregate of $830.0 million of term and revolving loans available to us and certain of our subsidiaries (excluding Rexair). The other facility, which we refer to as the “Rexair facility,” provided for an aggregate of $195.0 million of term and revolving loans available to Rexair. As part of our debt reduction program, we repaid and permanently reduced the commitments under these amended and restated credit facilities (collectively the “Restructured Facilities”) with proceeds from asset disposals and cash flow from operations.

      In addition, early in fiscal 2003 we completed a restructuring of our senior notes. Prior to this restructuring, we had outstanding $250.0 million aggregate principal amount of 7.125% senior notes due 2003 and $125.0 million aggregate principal amount of 7.25% senior notes due 2006. In November 2002, we completed an exchange offer in which we exchanged $238.2 million aggregate principal amount of our 7.125% senior notes due 2003 for $104.8 million in cash and $133.4 million aggregate principal amount of 11.25% senior notes due 2005. In November 2002, we completed an offer to redeem $54.8 million aggregate principal amount of 7.25% senior notes due 2006.

      On July 15, 2003, we completed a comprehensive re-financing of our corporate debt by closing on the issuance of $380.0 million in aggregate principal amount of 9.625% Senior Secured Notes (the “New Notes”) as well as a new five-year $200.0 million asset-based revolving credit facility and a five-year $65.0 million term loan (collectively the “Bank Facilities”). The proceeds from the New Notes, together with the initial borrowings under the Bank Facilities were used to repay the outstanding debt under our then outstanding debt facilities and fund the redemption of the 7.25% senior notes, the 7.125% senior notes and the 11.25% senior notes (“Old Notes”).

      For more information on the transactions that relate to our previously outstanding debt facilities, senior notes and debt refinancing, see Note 6 to our Consolidated Financial Statements.

      Demand for our products is primarily driven by new home starts, remodeling and commercial construction activity. Accordingly, many external factors affect our business including weather and the impact of the broader economy on our end markets. Weather is an important variable for us as it significantly impacts both residential and non-residential construction. Spring and summer months in the U.S. and Europe represent the main construction season for new housing starts and remodeling, as well as increased construction in the commercial and institutional markets. As a result, sales in our Bath Products and Plumbing Products segments increase significantly in our third and fourth fiscal quarters. Conversely, we experience lower sales during our first and second fiscal quarters as the autumn and winter months generally decrease outside construction and installation activity.

      Housing starts, consumer spending and remodeling expenditures have a major impact on our consumer focused bath and spa businesses, which is served by our Bath Products segment. Our Plumbing Products business is dependent upon commercial and institutional construction activity and is therefore affected by macroeconomic factors such as the unemployment rate and the availability of financing. Despite the cyclical nature of commercial and institutional construction, including declines of approximately 6% in fiscal 2003 and approximately 14% in fiscal 2002, our commercial and institutional products business has grown sales over the past year by enhancing our product offerings with new product introductions.

Results of Operations

      The following table presents our results of operations by segment for the periods indicated. Certain amounts reported for the prior periods have been reclassified to conform to the current year’s presentation.

	For the Fiscal Years Ended
	September 30,

	2003	2002	2001

	(in millions)
Net Sales
Bath Products	$813.9	$711.9	$721.5
Plumbing Products	276.6	257.8	272.4
Rexair	102.1	98.6	13.3

Total Net Sales	$1,192.6	$1,068.3	$1,007.2

Operating Income (Loss)
Bath Products	$7.4	$26.7	$(75.7)
Plumbing Products	62.1	51.3	48.7
Rexair	26.6	27.4	2.9

	96.1	105.4	(24.1)
Corporate Expenses	(14.9)	(11.0)	(5.5)

Total Operating Income (Loss)	$81.2	$94.4	$(29.6)

Fiscal 2003 Compared to Fiscal 2002

Overall

      Overall sales increased $124.3 million or 11.6% in fiscal year 2003 when compared to fiscal 2002. The results reflect sales increases in each of our operating segments, with the most significant increases achieved in our Bath Products segment. Fiscal 2003 results of our Plumbing Products segment include $8.6 million in sales recognized upon the granting of a license for certain technology that had been the subject of patent litigation. Operating income decreased $13.2 million or 14.0% in fiscal 2003 as compared to fiscal 2002. Included in our fiscal 2003 results are $19.9 million of impairment, restructuring and other charges, of which $0.9 million is included in cost of products sold, while our fiscal 2002 results include restructuring and other charges of $7.2 million. For detailed information on these charges see our discussion under Impairment, Restructuring and Other Charges. The decrease in operating income, beyond the net impact of the impairment, restructuring and other charges, is primarily due to a decrease in operating results in our Bath Products segment as more fully described below.

Bath Products

      Net sales in our Bath Products segment increased by $102.0 million or 14.3% in fiscal 2003 as compared with fiscal 2002. Approximately $28.2 million of the increase or 27.6% was due to the firming of the British pound and the euro against the U.S. dollar. The remaining increase was primarily the result of increased sales of our bath products in the U.K. and our spas here in the U.S. in addition to the introduction of our JACUZZI® whirlpool bath product lines into the nearly 900 Lowe’s home centers in the U. S. The increase in the sales for U.K. bath products was primarily attributable to additional sales to Focus and Homebase, two leading U.K. homecenter retailers. The increase in sales of our domestic spas was the result of strong sales and marketing efforts and an expanded specialty retail dealer base.

      Operating income of $7.4 million for fiscal 2003 includes $14.6 million of restructuring and other charges primarily related to the closure of two plants, while operating income of $26.7 million for fiscal 2002 includes $2.5 million of restructuring and other charges related to the elimination of an executive layer of management. A separate discussion of these charges can be found under Impairment,

Restructuring and Other Charges. Excluding these charges, operating income decreased as favorable sales volume was offset by labor inefficiencies and start up costs related to the move to a new whirlpool bath manufacturing facility in Chino, CA, costs of process improvements to enhance quality and future operating efficiencies at the new Chino, CA plant, costs related to the Lowe’s roll-out, higher insurance costs, increased marketing expenses and escalating costs associated with our cast iron and sanitary ware businesses. In addition, we established a $2.5 million reserve against a note receivable from a customer in fiscal 2003 in accordance with SFAS No. 114. Favorable currency exchange rates improved earnings by $5.0 million for the year.

      The costs associated with the move to the new whirlpool bath plant in Chino, CA, process improvements at the new plant and the Lowe’s roll-out are not expected to continue into 2004. The higher insurance costs are primarily associated with higher workers’ compensation costs at our Southern California spa and whirlpool bath manufacturing facilities. The increase in marketing expenses reflects an increased investment in the strong portfolio of brand names within our Bath Products segment. This level of investment is expected to continue into the future. The escalating costs associated with our cast iron business has led us to conclude that we can no longer economically produce cast iron products and have recently announced the planned closure of our Salem, OH cast iron manufacturing facility in fiscal 2004. The shut down will result in additional charges in 2004 of approximately $6.9 million primarily for severance and plant shut down costs. We plan to relinquish production of our cast iron products to outside suppliers, who will build them to our design and specification. We do not expect a material loss of revenue as a result of the closing of the Salem, OH plant.

Plumbing Products

      Net sales in the Plumbing Products segment increased by $18.8 million or 7.3% for fiscal 2003 when compared with fiscal 2002. Fiscal 2003 includes $8.6 million from the sale of a license for technology that had been the subject of patent litigation. Without these revenues, sales still remained ahead of 2002 despite continued softness in the U.S. commercial and institutional construction market, which has declined by approximately 6% in fiscal 2003. This was accomplished by enhancing product offerings and implementing programs to increase market share.

      Operating income increased from $51.3 million (19.9% of sales) in fiscal 2002 to $62.1 million (22.5% of sales) in fiscal 2003. Fiscal 2002 results include restructuring and other charges of $1.3 million related to a management restructuring and discontinued product lines (see Impairment, Restructuring and Other Charges). The increase in operating income, after giving effect for the restructuring and other charges in fiscal 2002, is the result of higher sales and the $8.6 million sale of the technology license. Without the sale of the license, margins as a percentage of sales would have decreased slightly primarily as a result of changes in the product mix sold.

Rexair

      Net sales increased by $3.5 million (3.5%) in fiscal 2003 as compared to fiscal 2002. Current year sales were positively impacted by an increase in overall unit sales and a price increase implemented at the beginning of fiscal 2003. The number of units sold increased in both our domestic and international operations over the prior year. Domestic sales were favorably impacted by the price increase and initiatives to increase the size of our distributorships. International sales were also favorably impacted by the price increases. Increases in unit sales in the Middle East and Latin America were partially offset by decreases in Europe and Asia. The distributors in the Middle East were able to raise sales after benefiting from additional training and support provided by the home office in fiscal 2003. Latin America saw increased sales because of increased selling effort. The decreases in Europe were primarily attributable to Portugal, while sales in Asia were impacted by the SARS epidemic earlier in the year.

      Operating income decreased from $27.4 million (27.8% of sales) in fiscal 2002 to $26.6 million (26.1% of sales) in fiscal 2003. Increased margins from the increase in sales were offset by decreased overhead absorption of approximately $1.0 million related to an inventory reduction program and increased compensation costs in fiscal 2003 and a decrease in estimated warranty reserves during 2002 that increased operating income that year.

Corporate Expenses

      Corporate expenses increased by $3.9 million in fiscal 2003, as compared with fiscal 2002. The increase is primarily attributable to net restructuring charges in fiscal 2003 of $5.3 million related to the consolidation of corporate offices and a favorable adjustment to prior year reserves related to a corporate lease obligation. Fiscal 2002 includes restructuring charges of $3.4 million related to the same corporate lease obligation (see Impairment, Restructuring and Other Charges). We increased the reserve in fiscal 2002 when it became apparent that we could not sub-lease the empty space. A portion of the reserve was reversed when we decided to utilize the space for the shared services operations center. The remaining increase, after giving effect to the net restructuring charges, is primarily due to a $4.6 million decrease in pension income, reflecting a reduction in the discount rate and expected return on plan assets used in valuing the plans. Partially offsetting these increased costs are decreases in compensation and other personnel related expenses due to staffing reductions as well as decreases in professional fees.

Interest Income and Expense

      The decrease in interest expense of $14.0 million from fiscal 2003 to fiscal 2002 was largely due to lower debt balances resulting from asset disposals, the proceeds of which were used for the repayment of debt.

      The decrease in interest income in fiscal 2003 was primarily due to the January 2002 sale of $156.9 million in aggregate principal amount of 12.5% Strategic Notes we had received as part of the consideration from the sale of our Diversified businesses to Strategic in March 2000.

Other Expense, Net

      Other expense, net was $26.5 million in fiscal 2003 compared to $15.5 million for fiscal 2002. Fiscal 2003 includes $19.2 million of charges associated with the refinancing of our debt facilities in July 2003, $3.7 million in expenses associated with retained liabilities of our ladder operations which were sold in October 1999 and $2.3 million of other financing charges related to our debt facilities. Fiscal 2002 includes $9.2 million in financing related charges and $5.2 million in expenses associated with our ladder operations.

Taxes

      During fiscal 2003, the IRS completed its examination of the federal income tax returns for fiscal 1995 through 1997. As a result of the audit settlement, a tax benefit of $13.6 million was recorded in fiscal 2003. In early November 2003, the IRS informed us that it was ready to begin its audit of our returns for years after 1997. In addition, one of our subsidiaries is also under audit by the IRS for 1997 and 1998, a period prior to our acquisition of that subsidiary.

      In fiscal 2002, we recorded a tax benefit of $29.6 million, which was largely attributable to benefits realized as the result of certain asset sales and changes in tax laws regarding the utilization of loss carry backs.

      We are able to carry back net operating losses in fiscal 2002 for which we had previously established a valuation allowance in fiscal 2001 as a result of a change in tax law under the Job Creation and Worker’s Assistance Act of 2002. In accordance with SFAS No. 109, the release of a valuation allowance due to a change in tax law is reflected through continuing operations. We had established the valuation allowance in fiscal 2001 to reflect the uncertainty of the future realization of losses recognized in connection with the 2001 Disposal Plan (see Dispositions and Discontinued Operations).

     Fiscal 2002 Compared to Fiscal 2001

     Overall

      Overall sales increased $61.1 million or 6.1% in fiscal 2002 when compared to fiscal 2001 due to the inclusion of Rexair in our fiscal 2002 results. On August 15, 2001, we re-acquired the 75% equity interest in Rexair that we had previously sold to Strategic in March 2000 as part of the sale of our Diversified businesses. We accounted for Rexair under the equity method of accounting during the period from March 24, 2000 until August 15, 2001 when we held only a 25% equity interest. This increase was partially offset by a 1.3% decrease in sales in the Bath Products segment and a 5.4% decrease in sales in the Plumbing Products segment.

      Overall operating income (loss) for fiscal 2002 and fiscal 2001 includes goodwill impairment, restructuring and other charges of $7.2 million and $105.0 million, respectively. Also included in fiscal 2001 results is goodwill amortization of $9.5 million. We stopped amortizing goodwill after the adoption of SFAS No. 142 on October 1, 2001. Excluding these items, operating income for fiscal 2002 increased over the comparable prior year period due to the inclusion of Rexair, partially offset by a decrease in operating income in the Bath Products and Plumbing Products segments.

Bath Products

      Net sales in the Bath Products segment decreased $9.6 million or 1.3% in fiscal 2002 in comparison with the prior year. The segment reported decreased sales in the domestic non-premium spa and whirlpool bath product lines, partially offset by sales increases in the U.K. bath and sink and domestic premium spa product lines and our domestic sanitary ware product line. The domestic non-premium spa and whirlpool bath product lines were affected by reduced sales to home center mass merchants. The U.K. bath and sink product lines experienced improved weather conditions and we had implemented customer programs during the period that increased sales to existing customers. The premium spa product lines have been successful in adding a number of new products and dealers for the JACUZZI® and SUNDANCE® product lines. Foreign currency exchange rates also favorably impacted sales for fiscal 2002 by $3.5 million. Sales of our domestic sanitary ware line of bathroom products increased over fiscal 2001 as a result of greater demand in the home center channel.

      Operating income (loss) for the Bath Products segment included restructuring and goodwill impairment charges of $2.5 million and $100.2 million in fiscal 2002 and fiscal 2001, respectively. The fiscal 2002 charges of $2.5 million were severance charges related to management changes at the Jacuzzi corporate office as well as our decision to eliminate the executive layer of management in our previously defined Bath & Plumbing segment. For fiscal 2001, the entire $100.2 million represented goodwill impairment charges (see Impairment, Restructuring and Other Charges). The segment also recorded goodwill amortization of $7.6 million in fiscal 2001. Excluding these items, operating income for fiscal 2002 decreased as compared to fiscal 2001 primarily due to the decrease in sales for the fiscal 2002 period. Also contributing to the decrease in fiscal 2002 were the costs of consolidating selected whirlpool bath manufacturing facilities into the Chino, CA plant, which became fully operational in the first fiscal quarter of 2003. These decreases were partially offset by a $9.6 million reduction in advertising of the JACUZZI® brand and an increase in operating margins for the domestic spa product line due to a shift in the sales mix towards the premium spa lines, which are sold at higher margins. Further, exchange rates favorably impacted operating income by $0.6 million.

Plumbing Products

      Net sales in the Plumbing Products segment decreased $14.6 million or 5.4% in fiscal 2002 compared to fiscal 2001 primarily due to the disposal of the segment’s European HVAC businesses and discontinued product lines in the segment’s U.S. Brass operations, which contributed approximately $14.0 million to net sales in fiscal 2001. Excluding the effects of these transactions, net sales remained virtually unchanged despite softness in the U.S. commercial and institutional construction markets due to a gain in market share across all product groups. This increase in market share was achieved by enhancing our product line.

For example, in 2002 we introduced a high-capacity, pre-sloped trench drain with a patented one piece design which provides improved hydraulics and significant labor savings in installation for airport runways and road side drainage.

      Operating income for the Plumbing Products segment includes $1.3 million and $4.8 million in restructuring and other charges in fiscal 2002 and 2001, respectively, the details of which can be found under Impairment, Restructuring and Other Charges. The segment also recorded goodwill amortization of $1.9 million in fiscal 2001. Excluding these items, operating income decreased in gross dollars but increased as a percentage of sales largely due to the disposal and discontinuance of less profitable businesses and product lines.

Rexair

      The Rexair segment consists solely of the Rexair business, which we re-acquired from Strategic in August 2001. While still owned by Strategic, Rexair recorded sales of $96.1 million and operating income of $24.3 million for the period from October 1, 2000 through August 15, 2001. Sales and operating income for Rexair for the entire year ended September 30, 2001 were $109.4 million and $27.2 million, respectively, compared to $98.6 million and $27.4 million, respectively, for the year ended September 30, 2002.

      The sales decrease of $10.8 million in fiscal 2002 from the comparable prior year period is primarily attributable to a decrease in unit sales due to the political uncertainty resulting from events of September 11, 2001 and events in the Middle East.

      Operating income for fiscal 2001 includes goodwill amortization of $3.5 million, which was recorded while Rexair was owned by Strategic, and intangible asset amortization of $0.1 million. Operating income for fiscal 2002 includes intangible asset amortization of $1.1 million. Excluding this amortization, the decrease in operating income in fiscal 2002 was primarily due to lower sales, partially offset by reduced general and administrative costs and a decrease in their estimated warranty reserves.

Corporate Expenses

      Corporate expenses increased $5.5 million in fiscal 2002 in comparison with the prior fiscal year primarily due to restructuring charges of $3.4 million associated with a corporate lease obligation (see Impairment, Restructuring and Other Charges) and an increase in legal and other professional services expenses of approximately $1.8 million.

Interest Income and Expense

      Interest expense decreased $12.8 million in fiscal 2002 compared to fiscal 2001 largely due to lower debt balances resulting from payments made to satisfy the permanent debt reduction requirements under the terms of our then outstanding credit facilities, which were refinanced in fiscal 2003.

      Interest income decreased by $20.6 million in fiscal 2002 when compared with the prior fiscal year. The decrease was largely due to the interest earned on the Strategic Notes we received from Strategic as part of the consideration from the sale of our Diversified businesses in March 2000. We sold our remaining investment of $156.9 million in the Strategic Notes back to Strategic in January 2002. Interest on these notes totaled $1.6 million and $22.5 million in fiscal 2002 and 2001, respectively.

Equity Losses in Investees

      We recorded equity losses related to our investment in Strategic and Rexair of $1.4 million in fiscal 2001. As a result of the Rexair re-acquisition on August 15, 2001, we now own 100% of Rexair. In January 2002, we sold our remaining equity interests in Strategic which we had obtained in March 2000 in connection with the sale of our Diversified businesses.

Other Expense, Net

      Other expense, net, was $15.5 million and $79.8 million for fiscal 2002 and fiscal 2001, respectively. In fiscal 2002, other expense, net includes $9.2 million in financing related charges and $5.2 million in expenses associated with liabilities retained when we sold our ladder operations in October 1999. In fiscal 2001 other expenses, net includes $45.1 million in impairment charges related to the Strategic Notes, $23.6 million in advisory and other related costs associated with our debt restructuring, $8.1 million of professional fees related to our previously planned spin-off of Lighting Corporation of America and $4.3 million related to our ladder operations.

Taxes

      In fiscal 2002, we recorded a tax benefit of $29.6 million, which is largely attributable to benefits that will be realized due to the completion of certain asset sales and changes in tax laws regarding the utilization of loss carry backs.

      Due to a change in tax law under the Job Creation and Worker’s Assistance Act of 2002, we are able to carry back net operating losses for which we had previously established a valuation allowance. In accordance with Statements of Financial Accounting Standards number (“SFAS No.”) 109, the release of the valuation allowance in 2002 was due to a change in tax law and is reflected through continuing operations. We had established a valuation allowance principally related to deferred tax assets resulting from losses recognized in connection with the 2001 disposal plan, reflecting the uncertainty of the future realization of these assets.

      For fiscal 2001, the difference between the U.S. statutory rate and our effective tax rate arose principally as a result of the non-deductibility of a portion of the goodwill impairments recorded during the year, as well as a valuation allowance for deferred tax assets.

Impairment, Restructuring and Other Charges

Overview

      The principal components of impairment, restructuring and other charges, including $0.9 million recorded in cost of products sold in 2003, are:

	For the Fiscal Years Ended
	September 30,

	2003	2002	2001

	(in millions)
Impairment of goodwill	$—	$—	$100.2
Impairment of other assets	9.2	—	—
Lease obligations and other commitments	(1.7)	4.1	—
Severance and related costs	12.4	3.1	—

Total	$19.9	$7.2	$100.2

Cash charges	$7.4	$6.4	$—
Non-cash charges	12.5	0.8	100.2

Total	$19.9	$7.2	$100.2

Fiscal 2003 Impairment, Restructuring and Other Charges

      We launched several initiatives in fiscal 2003 to reduce costs and position ourselves to better accommodate future growth. Below is a summary of the charges we incurred in fiscal 2003 associated with those initiatives. Charges are recorded when a liability is incurred in accordance with SFAS No. 146 and SFAS No. 144 or other applicable guidance.

		Impairment,
		Restructuring and
		Other Charges

		Restructuring	Plant
	Cost of	and Severance	Closure
	Products Sold	Charges	Costs	Total

	(in millions)
Bath Products:
Closure of Salem, OH facility(1)	$0.9	$—	$8.5	$9.4
Closure of Plant City, FL facility(2)	—	—	3.9	3.9
Consolidation of administrative functions(3)	—	0.4	—	0.4
Dismissal of wholesale sales force(4)	—	0.9	—	0.9

Sub-total Bath Products	0.9	1.3	12.4	14.6

Corporate Expenses:
Adjustment of estimated lease obligation(5)	—	(3.2)	—	(3.2)
Corporate headquarters restructuring(6)	—	8.5	—	8.5

Sub-total Corporate Expenses	—	5.3	—	5.3

Total	$0.9	$6.6	$12.4	$19.9

(1)	Our Salem manufacturing plant produces ELJER® cast iron sanitary ware for retail and wholesale customers. In recent years, as prices in the retail and wholesale markets have been driven lower, the costs to manufacture product in Salem have continued to escalate. As a result, we have determined that continued manufacturing in Salem is not economically feasible. In 2003, management initiated a plan to close the plant and will exit the facility by the end of fiscal 2004. Even so, we still plan to be a provider of cast iron products, which will be manufactured to our specification and design by a third party.

We have recorded a $9.4 million charge associated with the closure of the Salem plant. We estimate that approximately $0.9 million of the raw materials on hand at September 30, 2003 will need to be scrapped prior to the closure of the plant as a direct result of our decision to exit this facility. Also, as a result of our decision, we performed a recoverability test of the long-lived assets and determined that an impairment charge of $5.2 million was required to reduce the carrying value of these long-lived assets to their estimated fair value. The estimated fair value of the plant was determined based on the value of comparable plants in the area. Our decision to close the plant also resulted in a curtailment of our pension and other post- employment benefit plans, leading to a curtailment charge of $3.0 million. Finally, we have recorded a charge of $0.3 million associated with other cash commitments of exiting the facility. We expect to incur another $6.9 million in charges in fiscal 2004 related to this plant closing, primarily for severance and other cash obligations associated with preparing the plant for shut down. As a result of this plant closing, approximately 253 employees will be terminated.

(2)	In fiscal 2003, management approved a plan to close our Plant City, FL plant in the first quarter of fiscal 2004. The plant was subsequently closed in November 2003. This plant produced less than 10% of our spa volume, and production was absorbed by our, state-of-the-art spa manufacturing facility in Chino, CA. In fiscal 2003, we recorded a $3.9 million charge associated with the closure of the Plant City facility. As a result of our decision to close the plant, we performed a recoverability test of the long-lived assets and determined that an impairment charge of $3.1 million was required to reduce the carrying value of the property, plant and equipment to their estimated fair value. The estimated fair value of the plant was determined based on the value of comparable plants in the area plus the book value of the equipment that was transferred to our Chino facility. Except for costs directly associated with the sale of the facility, we do not expect to incur any additional charges in fiscal 2004 associated with this plant closing. Approximately 120 employees were terminated.

(3)	We will be consolidating a number of administrative functions into a shared services operations center. These functions are presently being performed by our domestic whirlpool bath, spa and sanitary bath operations in multiple locations. The shared services center is expected to be fully operational by the third quarter of fiscal 2004. The shared service center will occupy a portion of the unused office space in Dallas, TX that has remained vacant since our closing of the Zurn corporate office in fiscal 2000. We incurred severance charges of $0.4 million in fiscal 2003, and expect to incur an additional $1.0 million in fiscal 2004 for severance and other related cash obligations. Approximately 44 employees will be terminated as a result of this plan.

(4)	Management also approved a plan to replace our entire domestic sanitary bath wholesale sales force with independent manufacturer representatives to market our ELJER® brand products to the wholesale channel on a commission basis. We incurred $0.9 million in severance costs in fiscal 2003 related to the dismissal of 26 employees in the first quarter of fiscal 2004. Minimal costs are expected to be incurred in fiscal 2004 related to this sales force reduction.

(5)	A favorable adjustment of $3.2 million was recorded in fiscal 2003 to reduce the associated restructuring reserves for the space that will be occupied by the shared services center. The restructuring reserves for the Zurn corporate lease obligation were initially established in fiscal 2000 and later adjusted in fiscal 2002 (see Fiscal 2002 Restructuring and Other Charges). As of September 30, 2003, we have restructuring reserves of $4.0 million related to the remaining unused space in Dallas. These costs are expected to be paid over the remaining lease term, which extends through November 2007.

(6)	In April 2003, management initiated a restructuring and consolidation of the corporate headquarters that included a number of management changes and the relocation and consolidation of the Jacuzzi headquarters in Walnut Creek, CA into our principal offices in West Palm Beach, FL. This resulted in the termination of 17 employees from California and 3 from Florida. All but one of the employees has been terminated as of September 2003. Upon approval of our Board and stockholders, we also changed our name from U.S. Industries, Inc. to Jacuzzi Brands, Inc. We incurred charges of $8.5 million during fiscal 2003 related to these initiatives and expect to incur another $0.2 million in the first quarter of 2004. These charges consist primarily of employee severance, lease termination costs, relocation expenses and other related exit costs.

Fiscal 2002 Restructuring and Other Charges

      In fiscal 2002, a decision was made to eliminate the executive layer of management and execute other management changes within the segment previously reported as the Bath & Plumbing segment. This decision resulted in the termination of four employees and a restructuring charge of $3.1 million, consisting of $2.3 million in cash severance payments and $0.8 million in non-cash charges associated with the accelerated vesting of restricted stock. Substantially all of the severance had been paid by the end of fiscal 2003. Operating income in the Bath Products segment and Plumbing Products segment included $2.5 million and $0.6 million of these charges, respectively.

      We also recorded restructuring charges of $0.7 million in our Plumbing Products segment to adjust reserves associated with a restructuring plan initiated in a prior year for the discontinuance of a product line. Our estimates of the remaining product liability and warranty claims associated with these products required revision based on updated information.

      In fiscal 2002, we also recorded a charge of $3.4 million to increase reserves associated with a restructuring plan initiated in a prior year. The charge relates to the Zurn corporate lease obligation. When we initially estimated our lease obligation in fiscal 2000, we assumed that we would be able to sublease portions of the space over the course of the lease. In fiscal 2002, it became apparent, based on market conditions, that the space would likely remain empty for the remaining term of the lease.

      All charges are classified as impairment, restructuring and other charges in our consolidated statement of operations.

Fiscal 2001 Goodwill Impairment Charges

      Operating results at a number of our subsidiaries declined during 2001. In the third quarter of 2001, we evaluated the recoverability of the goodwill of these subsidiaries based on a fair value methodology. This evaluation indicated that the carrying value of the goodwill of certain of our subsidiaries was impaired. As a result, we recorded goodwill impairment charges totaling $100.2 million in the Bath Products segment. All charges were classified as impairment, restructuring and other charges in our consolidated statement of operations.

Restructuring Reserves

      As of September 30, 2003, we had remaining accruals of $11.5 million for restructuring costs. The activity in the restructuring liability accounts by cost category is as follows:

	Lease and
	Contract	Severance
	Related	and Related	Total
	Costs	Costs	Costs

	(in millions)
At September 30, 2001	$6.8	$0.3	$7.1
Fiscal 2002 charges	4.1	2.3	6.4
Cash payments	(2.1)	(2.0)	(4.1)

At September 30, 2002	8.8	0.6	9.4
Fiscal 2003 (credits) charges	(1.7)	9.1	7.4
Cash payments	(1.6)	(3.7)	(5.3)

At September 30, 2003	$5.5	$6.0	$11.5

      Approximately $6.9 million of the reserves are included in the balance sheet caption “Accrued expenses and other current liabilities,” while the remaining $4.6 million are recorded in the balance sheet caption “Other liabilities.” We expect the remaining accruals to be paid with cash over the periods provided by the severance and lease agreements over the next four years.

Acquisitions, Dispositions and Discontinued Operations

Acquisition of Business

      In connection with our sale of a 75% interest in Rexair to Strategic in March 2000, we guaranteed Rexair’s $200 million credit facility (“Rexair Guarantee”). This guarantee required us to maintain certain credit rating levels. In response to a downgrade of our credit ratings in March 2001, we obtained waivers of the ratings default from Rexair’s lenders while we pursued the re-acquisition of Rexair from Strategic and the restructuring of our debt. On August 15, 2001, we re-acquired the 75% equity interest in Rexair previously sold to Strategic. The purchase consideration included the return to Strategic of $27.4 million in face value of Strategic Notes and the assumption of borrowings outstanding under Rexair’s $200 million credit facility.

      In connection with the re-acquisition, we reduced our basis in Rexair by our previously deferred gain of $69.6 million and our previously recorded share of Rexair’s net liabilities of $29.3 million and increased our basis by $17.4 million in deferred transaction costs related to the original sale of Rexair in March 2000. The allocation of the purchase consideration (adjusted by the deferred gain, the carrying value of the retained liabilities and the deferred transaction costs) to the assets acquired and liabilities assumed resulted in goodwill of $52.5 million and other intangible assets of approximately $63.3 million. Finite-lived intangible assets include patented technology of $2.6 million and a distributor network of $36.0 million that are being amortized over their useful lives of 10 years and 40 years, respectively. The balance of the intangible assets is related to a trade name, which is not being amortized. The results of Rexair have been included in the Rexair segment from the date of re-acquisition. We accounted for Rexair under the equity method of accounting during the time period from March 24, 2000 to August 15, 2001 when we held only a 25% interest.

Dispositions and Discontinued Operations

      In November 2000, we sold our European HVAC business for proceeds of $7.5 million, which approximated its carrying value.

      In January 2002, we sold all of our remaining interests in Strategic, including the Strategic Notes we originally acquired in March 2000 when we sold a majority equity interest in our Diversified businesses to Strategic, for net proceeds of $105.9 million.

      On December 28, 2001, our Board of Directors approved a formal disposal plan for five businesses — Ames True Temper, Selkirk, Lighting Corporation of America, Spear & Jackson and SiTeco (the “2001 Disposal Plan”). In connection with the disposal plan, we recorded a charge in fiscal 2001 of $232.6 million, net of tax, which represented the difference between the historical net carrying value and the estimated net realizable value of the five businesses. In fiscal 2002, we recorded a gain on the disposal of discontinued operations of $7.8 million, net of tax, as we re-evaluated our estimated net loss on these businesses.

      In February 2003, our Board of Directors adopted a formal disposal plan to dispose of our swimming pool & equipment, hearth and water systems businesses (the “2003 Disposal Plan”). In connection with the disposal plan we recorded a charge in fiscal 2003 of $39.9 million, net of tax, which represents the difference between the historical net carrying value (including allocated goodwill of $7.2 million) and the estimated net realizable value of these businesses.

      Each of these disposal plans qualified for treatment as discontinued operations. The results of these discontinued businesses are excluded from our results from continuing operations for all periods presented. They are, instead, included in our results from discontinued operations and are discussed separately below. The assets and liabilities of these businesses are included in assets held for sale and liabilities associated with assets held for sale, respectively, for all periods presented through their respective sale date. Thus, included in these balances at September 30, 2003 are the assets and liabilities of our water systems business, and included in these balances at September 30, 2002 are the assets and liabilities of SiTeco and our swimming pools & equipment, hearth and water systems businesses.

      The following outlines the sales of our discontinued businesses:

•	In January 2002, we sold Ames True Temper, which was part of our Lawn & Garden segment, for $165.0 million. Ames True Temper manufactures non-powered lawn and garden tools and industrial hand and striking tools in North America.

•	In April 2002, we sold Lighting Corporation of America, which was part of our Lighting segment, for $250.0 million. Lighting Corporation of America manufactures and distributes indoor and outdoor lighting fixtures for markets in North America and Europe.

•	In June 2002, we sold Selkirk, which was part of our previously defined Bath & Plumbing segment, for $40.0 million. Selkirk manufactures and distributes grilles, registers, chimneys, gas vents and other venting products to the North American HVAC markets.

•	In September 2002, we sold Spear & Jackson, which was part of our Lawn & Garden segment, for $1.2 million in proceeds consisting of notes from the buyer and an equity interest in the common shares of the buyer. We are subject to restrictions on the voting and disposition of these shares and have no involvement in the management or operations of the buyer. The investment was recorded at its fair value at the date of acquisition based on an independent valuation and has since been adjusted to its market value of $22.0 million as of September 30, 2003 in accordance with SFAS No. 115. Spear & Jackson manufactures and distributes hand tools, lawn and garden tools, industrial magnets and metrology tools, primarily in the U.K.

•	In October 2002, we sold SiTeco, which was part of our Lighting segment, for net proceeds of $103.8 million. SiTeco manufactures and distributes indoor and outdoor lighting fixtures for markets in Europe.

•	In May 2003, we sold our swimming pool & equipment business, which was part of our previously defined Bath & Plumbing segment, for $30.0 million in cash and two notes from the buyer totaling $8.5 million. The first note, valued at $5.0 million, is convertible at our option into 598,802 shares of the buyer’s common stock anytime after March 31, 2004 and through the due date of March 31, 2009. The closing price of the note issuer’s common stock on September 27, 2003 was $10.15 per share. The value of the smaller note is subject to adjustment after calculation of the final purchase price.

•	In June 2003, we sold our hearth business, which was part of our previously defined Bath & Plumbing segment, for $1.0 million in cash.

•	In October 2003, we sold our water systems business, which was part of our previously defined Bath & Plumbing segment, for $3.1 million in cash.

      The estimated fiscal 2002 operating income of the businesses in the 2001 Disposal Plan were included in our expected loss on disposal of $232.6 million, net of tax, which was recorded in fiscal 2001 and adjusted in fiscal 2002 in accordance with APB No. 30. The expected operating income of the businesses in the 2003 Disposal Plan was not included in our loss on disposal of $39.9 million, net of tax. Instead, the results of operations were recorded as income (loss) from discontinued operations in the period in which they occurred in accordance with SFAS No. 144.

      Summarized results of the discontinued operations through the dates of sale are as follows:

	For the Fiscal Years Ended
	September 30,

	2003	2002	2001

	(in millions)
Net sales	$66.9	$807.3	$1,460.3
Operating (loss) income	(0.7)	34.7	(51.2)

      The decrease in net sales and operating income (loss) from fiscal 2002 to fiscal 2003 is primarily the result of the lost contribution from the businesses sold in accordance with the 2001 Disposal Plan. Prior to their disposal dates, these businesses contributed $714.1 million of net sales and $31.7 million of operating income in fiscal 2002, while only contributing $7.7 million of net sales and an operating loss of $0.4 million in fiscal 2003. Net sales and operating income (loss) in fiscal 2003 also decreased, but to a lesser extent, because of the sale of the businesses in the 2003 Disposal Plan. Prior to their disposal dates, these businesses contributed $93.2 million of net sales and $3.0 million of operating income in fiscal 2002, while only contributing $59.2 million of net sales and an operating loss of $0.3 million in fiscal 2003.

      Included in operating income (loss) in fiscal 2001 are goodwill impairment charges of $121.4 million. In June 2001, we evaluated the recoverability of the goodwill based on a fair value methodology, leading us to record the charge at that time. Excluding these impairment charges, the decrease in net sales and operating income (loss) from fiscal 2001 to fiscal 2002 primarily relates to the lost contribution from the businesses sold in accordance with the 2001 Disposal Plan.

      With the completion of our 2001 and 2003 asset disposal programs, we have largely completed our transformation into an operating company. We continue to explore strategic alternatives to improve our operating efficiencies. For example, in the first half of fiscal 2003, we combined six separate operating facilities into one new facility in Chino, CA. Additionally, we have adopted a number of efficiency enhancing manufacturing techniques, including lean manufacturing techniques, to further improve our cost structure. While we have experienced some initial inefficiency, we believe that this new facility will enhance our operations significantly. We have also announced the closure of our manufacturing plants in Plant City, FL and Salem, OH. The Plant City plant, which manufactured spas, was closed in November 2003. Their production demands were absorbed by our main spa facility located in Chino, CA. The Salem plant, which manufactures cast iron sanitary ware, will not be replaced. Instead, the production will be outsourced to an overseas supplier at a lower cost to the overall operations. These restructuring initiatives are discussed in more detail under Impairment, Restructuring and Other Charges.

      While we have no specific plans at this time, we continue to evaluate strategies to improve the results of certain under-performing product lines within our Bath Product segment. We believe that there remains significant potential for further rationalization of our Bath Product segment’s cost structure. Implementation of these strategies could result in our recording charges in future periods, including charges related to asset impairments.

Liquidity and Capital Resources

      Our primary sources of liquidity and capital resources are cash and cash equivalents, cash provided from operations and available borrowings under our existing credit facilities. We expect to satisfy future operating needs through operating cash flow and borrowings under our new Bank Facilities (see Refinancing).

      Net cash provided by operating activities of continuing operations was $79.9 million for fiscal 2003, compared to $39.0 million for fiscal 2002 and $42.1 million for fiscal 2001. The difference between 2003 and 2002 was primarily due to the receipt of $46.7 million of income tax refunds, net of tax payments, received in fiscal 2003. We also received $8.6 million in fiscal 2003 from the sale of the technology license that had been the subject of patent litigation. These favorable events were offset by payments in fiscal 2003 for retained liabilities associated with businesses sold in fiscal 2002 and the receipt of $11.1 million of interest on the Strategic Notes in fiscal 2002. The decrease from fiscal 2001 to fiscal 2002 was primarily the result of an increase in international trade receivable balances, partially offset by an increase in operating income, largely due to a full year’s contribution from the Rexair business we re-acquired in August 2001. Credit terms for our international customers are generally longer than those provided to our domestic customers. The percentage of international trade receivables represented 38% of total trade receivables in fiscal 2002 compared to 33% in fiscal 2001. We typically use cash in the first half of the fiscal year due to the seasonality of most of our businesses. Weather can significantly impact both residential and non-residential construction and installation, which ultimately impacts sales in our Bath Products and Plumbing Products segments. Sales of outdoor jetted spas and other products are also sensitive to weather conditions and tend to decrease during the fall and winter months (predominantly the first and second fiscal quarters).

      In March 2003, we entered into an agreement with Lowe’s to be its primary supplier of stocked jetted tub products. This agreement resulted in increased sales of whirlpool bath and other products starting late in the third quarter of fiscal 2003. As a result of this agreement, approximately $12 million was required to fund increased levels of working capital and to purchase in-store displays. Additional store openings will require purchase of in-store displays as part of our ongoing relationship with Lowe’s; however, we believe that this will have minimal impact on working capital in future years. Our relationships with Homebase and Focus in the U.K. require similar in-store display commitments, but are not expected to have a significant impact on working capital in future years.

      During fiscal 2003, we paid approximately $5.3 million related to our restructuring plans, and expect to pay approximately $13.8 million in the next 12 months (see Impairment, Restructuring and Other Charges) including $6.9 million of charges to be incurred during fiscal 2004. During fiscal 2002, we paid approximately $4.1 million related to our restructuring plans.

      Net cash used by discontinued operations in fiscal 2003 was $5.0 million as compared to net cash provided of $33.1 million for fiscal 2002 and $71.5 million in fiscal 2001. The decrease in 2003 compared to fiscal 2002 was mainly due to the loss in contribution from Lighting Corporation of America, which provided $28.1 million in cash in fiscal 2002 prior to its sale in April 2002. In addition, the swimming pool and equipment business was sold in May 2003, before its cash-generating season. The decrease in cash provided by discontinued operations in fiscal 2002 compared to fiscal 2001 was due to the lost contribution from the businesses in the 2001 Disposal Plan, largely Ames True Temper in January 2002 and Lighting Corporation of America in April 2002.

      Net cash provided by investing activities of $112.6 million for fiscal 2003 consists of net proceeds of $120.5 million from the sale of SiTeco and our swimming pool & equipment business and $11.1 million from the sale of excess real estate, partially offset by $19.2 million of capital expenditures. Net cash provided by investing activities of $482.4 million in fiscal 2002 included $388.2 million in proceeds from the sale of businesses. These net proceeds consist of $143.1 million for Ames True Temper, $210.2 million for Lighting Corporation of America and $34.9 million for Selkirk. Also included in cash provided from investing activities in 2002 was $105.9 million received from the sale of the Strategic Notes and $3.3 million from the sale of excess real estate, fixed assets and other investments, partially offset by $15.0 million in capital expenditures. Net cash used by investing activities of $4.8 million in fiscal 2001 consists of $20.3 million for capital expenditures, partially offset by cash proceeds of $7.5 million received from the sale of the European HVAC business and $8.7 million from the sale of excess real estate and fixed assets.

      Net cash used in financing activities was $197.9 million for fiscal 2003, which consists of net repayments of long-term debt and notes payable of $310.1 million, deposits of $66.5 million into restricted cash collateral accounts, payments of debt issuance and other financing costs of $45.6 million, offset by $224.3 million of withdrawals from the restricted cash collateral accounts. The collateral deposits, made for the benefit of the holders of our Old Notes and certain other creditors, were required under the terms of the Restructured Facilities, which were refinanced in July 2003. Cash withdrawn from these accounts was used in the redemption of the Old Notes and the repayment of the Restructured Facilities. The debt issuance and other financing costs were comprised of bank amendment fees and legal and professional fees of $7.0 million paid in connection with the extension of the due date of the Restructured Facilities in October 2002 and the bond exchange in November 2002, consent fees of $2.0 million paid to holders of the 7.125% senior notes in connection with the bond exchange in November 2002, costs of $11.4 million associated with the issuance of the New Notes in July 2003, costs of $8.7 million related to the new Bank Facilities structured in July 2003, financing costs of $2.3 million directly associated with the Restructured Facilities and a bond redemption premium of $14.2 million paid to the holders of the Old Notes in August 2003. See Refinancing and Debt Structure Prior to July 15, 2003 for a detailed discussion of the financing activities that led to these costs.

      We used net cash of $588.1 million and $58.6 million for financing activities in fiscal 2002 and 2001, respectively. Cash used in financing activities in fiscal 2002 consisted of net repayments of long-term debt and notes payable of $423.2 million and deposits of $152.7 million into restricted cash collateral accounts. We also paid $12.2 million in fiscal 2002 associated with the restructuring of our debt in August 2001. Cash used in financing activities for fiscal 2001 includes net proceeds from long-term debt and notes payable of $16.3 million, offset by debt restructuring costs of $19.1 million, dividend payments of $7.7 million and $43.1 million of common stock purchases for treasury.

      During 1999 and 2000, our Board of Directors authorized share repurchase programs aggregating $350.0 million. Under these programs, we repurchased $331.8 million of our common stock for treasury, of which $43.1 million was purchased in fiscal 2001. The repurchase programs have been suspended indefinitely, as the Restructured Facilities contained, and the new Bank Facilities contain, restrictions on the purchase of our stock and the payment of dividends. In March 2001, our Board of Directors indefinitely suspended the payment of dividends.

Refinancing

      On July 15, 2003, we completed a comprehensive re-financing of our corporate debt by closing on the New Notes and Bank Facilities. The net proceeds from the New Notes, together with the initial borrowings under the Bank Facilities were used to repay the outstanding debt under our Restructured Facilities and fund the redemption of the Old Notes.

      The Restructured Facilities were paid down simultaneously with the closing of the Bank Facilities and New Notes, on July 15, 2003. Funds required for the redemption of the Old Notes were placed into an escrow account on July 15, 2003. These funds, totaling $243.2 million, were used for the redemption of the Old Notes on August 14, 2003. The amount deposited reflected the principal, accrued interest and redemption premium payable to the Old Note holders. The redemption premium, as well as all unamortized fees and discounts associated with the Old Notes and the Restructured Facilities, were expensed in the fourth quarter of 2003, resulting in a charge of $19.2 million.

      The net cash proceeds from the New Notes were approximately $368.6 million after transaction fees. Transaction fees were capitalized and are being amortized over the seven year term of the New Notes. The New Notes, which are due July 1, 2010 and pay interest semiannually on January 1 and July 1 of each year, are subject to registration with the Securities and Exchange Commission pursuant to a registration rights agreement.

      Under the five year asset-based revolving credit facility, we can borrow up to $200.0 million subject to a borrowing base consisting of eligible accounts receivable and eligible inventory, plus eligible trademarks. The initial amount of eligible trademarks of $20.0 million is being amortized evenly over the first two years of the facility as a reduction of the borrowing base. The interest rate under the facility is currently 2.25% over LIBOR or 0.25% over Prime. This rate will reset each quarter based on our Consolidated Leverage Ratio as defined in the agreement, and could range from 2.0% to 2.5% over LIBOR (“Applicable LIBOR Margin”).

      The $65.0 million term loan matures July 15, 2008 along with the asset-based facility and carries an interest rate of 5.0% over Prime with a minimum rate of 9.25%. Mandatory prepayments of $10.0 million are required on the term loan annually beginning in September 2005, which are amortized evenly over each twelve month period. Additional prepayments are required for asset sale proceeds as well as an annual prepayment equal to 25% of our annual consolidated excess cash flow, as determined in the agreement. Prepayments under each of these circumstances would, in most cases, first be applied to the term loan facility.

      We incurred approximately $8.7 million in transaction and professional fees associated with the completion of the Bank Facilities deal. These costs were capitalized and are being amortized over the five year term of the Bank Facilities. The Bank Facilities require us to maintain certain consolidated fixed charged coverage, interest coverage and leverage ratios; comply with maximum annual capital expenditure limits and comply with other customary affirmative and negative covenants. There are also several fees including an unused commitment fee of 0.5%, a letter of credit fee equal to the Applicable LIBOR Margin and a fronting fee of 0.125% on all outstanding letters of credit.

      Certain of our existing and future domestic restricted subsidiaries guarantee the New Notes, jointly and severally, on a senior basis. The New Notes are secured by a first-priority lien on and security interest in substantially all our domestic real property, plant and equipment (referred to as Notes Collateral). The New Notes are also secured by a second-priority lien on and security interests in the Bank Collateral which consists of existing and future domestic subsidiaries and 65% of the capital stock of, or other equity interest in, existing and future first-tier foreign subsidiaries and substantially all of the other assets (other than the assets that constitute Notes Collateral), in each case that are held by Jacuzzi Brands, Inc. or any of our subsidiary guarantors. Obligations under the Bank Facilities are secured by a first priority lien on the Bank Collateral and a second priority lien on the Notes Collateral.

Debt Structure Prior to July 15, 2003

      The Old Notes and Restructured Facilities discussed in this section were re-financed on July 15, 2003, as discussed earlier under Refinancing.

      In October 1998, Jacuzzi Brands, Inc. (then known as U.S. Industries, Inc.) and USI American Holdings, Inc. (“USIAH”), issued $250.0 million aggregate principal amount of senior notes due October 15, 2003, which bear interest at 7.125%, payable semiannually (“7.125% Notes”). The net cash proceeds were $247.7 million after transaction fees and discounts. On September 9, 2002, we commenced an Exchange Offer to exchange cash and notes with an interest rate of 11.25% payable December 31, 2005 (the “11.25% Notes”) for all outstanding 7.125% Notes.

      On November 4, 2002, we announced that we had accepted for payment all 7.125% Notes validly tendered in the exchange offer. Approximately $238.2 million or 95% of the 7.125% Notes were tendered for exchange. All Note holders who tendered their 7.125% Notes received an amount of cash and principal amount of 11.25% Notes that together equaled the principal amount of the 7.125% Notes tendered. The transaction resulted in the payment of $104.8 million in cash and the issuance of $133.4 million of 11.25% Notes, leaving a gross balance of $11.8 million payable to the 7.125% Note holders who did not tender their Notes for exchange.

      A consent payment of $15 per $1,000 principal amount of the 11.25% Notes issued was paid out of our general working capital to all holders who delivered their consents, resulting in an additional payment to tendering note holders of approximately $2.0 million.

      In fiscal 1997, USIAH issued $125.0 million aggregate principal amount of senior notes due December 1, 2006, which bear interest at 7.25%, payable semiannually (“7.25% Notes”). The net cash proceeds were $123.0 million after transaction fees and discounts. On October 24, 2002, we offered to redeem a portion of each outstanding 7.25% Note up to an aggregate principal amount of $54.8 million. Virtually all of the 7.25% Notes were tendered and accepted for redemption. The transaction resulted in $54.8 million paid to the note holders from the 7.25% Notes restricted cash collateral account. The restricted cash collateral account was set up when we restructured our debt on August 15, 2001 and funded through asset sales (see further details below).

      The Old Notes were guaranteed by USI Atlantic. The Old Notes were redeemed on August 14, 2003, soon after the completion of our debt refinancing on July 15, 2003. In connection with the redemption of the Old Notes, we paid a redemption premium of $14.2 million.

      During fiscal 2001, we had a $300 million 364-day credit facility (the “Credit Facility”) scheduled to expire on October 26, 2001. We also had a five-year revolving line of credit, which had original availability of $500 million (the “Credit Agreement”), scheduled to terminate on December 12, 2001. The Credit Facility and Credit Agreement (together, the “Revolving Facilities”) were restructured on August 15, 2001. We completed the re-acquisition of Rexair and restructured the Rexair facilities on the same date. The Restructured Facilities extended the final maturity date of our debt under the Revolving Facilities to November 30, 2002. On October 21, 2002, we announced that we had obtained an amendment to our Restructured Facilities, providing for an extension of the maturity date to October 2004.

      Under the Restructured Facilities, substantially all proceeds from the sale of assets were required to be applied to reduce our funded and unfunded senior debt, including, in certain circumstances, the Old Notes. Proceeds allocable to the Old Notes and other defined obligations were required to be deposited in restricted cash collateral accounts for the benefit of the relevant holders.

Commitments

      Below is a summary of our standby letters of credit, bankers’ acceptances and commercial letters of credit as of September 30, 2003. All but $2.2 million of these commitments reduced the availability for borrowings under our Bank Facilities (in millions).

Standby letters of credit	$48.5
Bankers’ acceptances	2.3
Commercial letters of credit	0.6

Total	$51.4

      At November 28, 2003, we had approximately $145.2 million committed under the asset-based facility, of which we had utilized approximately $44.4 million (including $42.7 million of letters of credit), leaving $100.8 million available for additional borrowings.

      Below is a summary of our significant contractual cash obligations as of September 30, 2003.

		Payments Due in Fiscal					Payments
							Due
	Total	2004	2005	2006	2007	2008	Thereafter

	(in millions)
Long-term debt	$476.6	$25.2	$2.2	$11.5	$11.7	$46.0	$380.0
Notes payable	23.5	23.5	—	—	—	—	—
Lease obligations	34.0	9.4	7.8	6.2	4.4	2.5	3.7

Total contractual cash obligations	$534.1	$58.1	$10.0	$17.7	$16.1	$48.5	$383.7

      We continue to guarantee the lease payments of an Ames True Temper master distribution center. The lease obligation will expire in 2015. The lease payments totaled $3.7 million for fiscal 2003, and increase by 2.25% each year thereafter. In connection with the sale of Ames True Temper in January 2002, we obtained a security interest and indemnification from Ames True Temper on the lease that would enable us to exercise remedies in the event of default.

      We have an agreement with a third party financing company that we will repurchase any new or salable spas returned to us within twelve months of the original sale date. The costs associated with this agreement have been minimal to date.

      We have sold a number of assets and operating entities over the last several years and have, on occasion, provided indemnifications for liabilities relating to product liability, environmental and other claims. We have recorded reserves totaling approximately $9.1 million as of September 30, 2003 for asserted and potential unasserted claims related to these liabilities. These amounts have not been discounted.

New Accounting Pronouncements

      In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123 (“SFAS No. 148”). This Statement provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. Those methods include the Prospective Method, the Modified Prospective Method or the Retroactive Restatement Method. The statement also amends Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, to require disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation in interim financial information.

      We do not plan to adopt SFAS No. 123 under the guidelines set forth in SFAS No. 148. To review the amounts that we would have recorded historically had we already adopted SFAS No. 123, see our stock-based compensation disclosure in Note 9 to our consolidated financial statements. Past results, however, are not necessarily indicative of the results that should be expected for future years. We cannot determine, with any accuracy, the effect the adoption of the fair value method of accounting for stock-based compensation would have on our future operating results since the amount to be recorded as compensation expense is dependent on a number of unknown variables including the number of options that will be granted during the year, the volatility of our stock in the future and the option price at the time of the grant.

      In January 2003, the FASB issued Interpretation Number 46, Consolidation of Variable Interest Entities (“FIN 46”). This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities. Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests. FIN 46 defines the concept of “variable interests” and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies as of the end of the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. We have completed our assessment of the impact FIN 46 has on us immediately and have determined that we do not have an interest in any VIE’s established after January 31, 2003. We do not have any special purpose entities. We are in the process of evaluating our interests to determine if they meet the characteristics of interests that would qualify as variable interest entities based on the Interpretation.

      In April 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133. Effective October 1, 2000, we adopted SFAS No. 133, as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The adoption of this new guidance did not have an impact on our financial position or results of operations.

      In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement did not have an impact on our financial position or results of operations.

Foreign Currency Matters

      The functional currency of each of our foreign operations is the local currency. Assets and liabilities of foreign subsidiaries are translated at the exchange rates in effect at the balance sheet dates, while net sales, expenses and cash flows are translated at average exchange rates for the period. Translation gains and losses are reported as a component of stockholders’ equity.

Effects of Inflation

      Because of the relatively low level of inflation experienced in our principal markets, inflation did not have a material impact on our results of operations during the periods presented.

Critical Accounting Policies and Estimates

      Management’s discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, sales and expenses as well as the disclosure of contingent assets and liabilities. We regularly review our estimates and assumptions. These estimates and assumptions, which are based upon historical experience and on various other factors believed to be reasonable under the circumstances, form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Reported amounts and disclosures may have been different had management used different estimates and assumptions or if different conditions had occurred in the periods presented. Our accounting policies can be found in Note 2 to our consolidated financial statements. Below is a discussion of the policies that we believe may involve a high degree of judgment and complexity.

     Trade Receivables

      We record an allowance for doubtful accounts, reducing our receivables balance to an amount we estimate is collectible from our customers. We use significant judgment in estimating uncollectible amounts, considering numerous factors such as current overall economic conditions, industry specific economic conditions, historical and current customer performance and customer relationships. Although we consider our allowances for uncollectible accounts to be adequate and proper, changes in economic conditions or customer circumstances could have a material effect on the reserve balances required. Historically, actual results have not deviated significantly from those previously estimated by management.

     Inventories

      Our inventories are stated at the lower of cost or market value. We review our inventory balances to determine if inventories can be sold at amounts equal to or greater than their recorded values. The review includes the identification of slow-moving inventories, obsolete inventories and discontinued products based on the historical performance of the inventories and current operational plans for inventories, as well as estimated future customer demand for the inventories. Historically, actual results have not deviated significantly from those previously estimated by management.

     Deferred Income Taxes

      Deferred tax assets and liabilities represent the tax effects, based on current law, of any temporary differences in the timing of when net sales and expenses are recognized for tax purposes and when they are recognized for financial statement purposes. Management reviews the deferred tax assets periodically for recoverability, and valuation allowances are provided as necessary. We consider expected future income and gains from investments as well as tax planning strategies, including the potential sale of certain assets, in assessing the need for a valuation allowance against our deferred tax assets. If future taxable income is different than expected, we may need to change our valuation allowance on our deferred tax assets.

     Assets Held for Sale and Liabilities Associated with Assets Held for Sale

      We record reserves for the difference between the carrying value and the net realizable value of our net assets held for sale. These reserves require that management make assumptions about estimated proceeds, based on the demand for these assets and current market conditions, and about estimated costs to sell, based on management’s professional knowledge and experience. We monitor these reserves on an on-going basis and record adjustments to our estimates based on actual results and management’s updated knowledge. Assets held for sale have been evaluated for impairment in accordance with SFAS No. 144.

     Goodwill and Other Intangibles

      We have significant intangible assets related to goodwill and other acquired intangibles. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgment. Changes in strategy, reporting unit operating results and/or market conditions could significantly impact our judgment and could require adjustments to recorded asset balances. In accordance with SFAS No. 142, we test our goodwill and intangible assets with indefinite lives for impairment at the reporting unit level annually in the fourth quarter of each fiscal year, or earlier in the year if indications of impairment arise. We test our finite-lived intangible assets for impairment when there are indicators of impairment as defined in SFAS No. 142. The results of any of these tests could require adjustments to recorded asset balances in future periods.

Costs Associated with Exit or Disposal Activities

      In establishing accruals for restructuring costs associated with exit or disposal activities, we measure our liability at fair value in the period in which the liability is incurred in accordance with SFAS No. 146. In estimating the fair value of expected exit and disposal costs, we make certain assumptions to determine the remaining lease obligations, sublease income, severance costs, relocation costs and other exit costs. While we feel our assumptions are appropriate, there can be no assurance that actual costs will not differ from estimates used to establish the restructuring reserves. If actual results differ from our estimates, we may need to adjust, upward or downward, our restructuring reserves in the future. Additionally, long-lived assets are evaluated for impairment in accordance with SFAS No. 144 which involves the use of estimates to calculate fair value, future cash flows and costs to sell. These estimates may differ from actual amounts realized in future periods.

Commitments and Contingencies

      We are subject to proceedings, lawsuits and other claims related to environmental, labor, product and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. We determine the amount of reserves needed, if any, for each individual issue based on our professional knowledge and experience and discussions with legal counsel. The required reserves may change in the future due to new developments in each matter, the ultimate resolution of each matter or changes in approach, such as a change in settlement strategy, in dealing with these matters.

      We have sold a number of assets and operating entities over the last several years and have, on occasion, provided indemnification for liabilities relating to product liability, environmental and other claims. We have recorded reserves for claims related to these obligations when appropriate and, on certain occasions, have obtained the assistance of an independent actuary in the determination of those reserves. If actual experience deviates from our estimates, we may need to record adjustments to these liabilities in future periods.

      Our insurance programs for worker’s compensation, general liability, vehicle liability and employee-related health care benefits are effectively self-insured. We record self-insurance accruals based on our estimates of the fully developed cost of claims filed and claims incurred but not reported. Estimates of claims development and claims incurred but not reported are developed by us with the help of an independent actuary. If actual experience of claims development is significantly different than our estimates, an adjustment to our self-insurance accruals may need to be recorded in future periods.

Warranty

      Reserves are recorded on our consolidated balance sheets to reflect our contractual liabilities relating to warranty commitments to our customers. We provide warranty coverage of various lengths and terms to our customers depending on standard offerings and negotiated contractual agreements. We record an estimate for warranty expense at the time of sale based on historical warranty return rates and repair costs. Should future warranty experience differ materially from our historical experience, we may be required to record additional warranty reserves which could have a material adverse effect on our results of operations in the period in which these additional reserves are required.

Pension and Other Post-Employment Benefits

      We have significant pension and post-retirement benefit income and expense and assets/liabilities that are developed from actuarial valuations. These valuations include key assumptions regarding discount rates, expected return on plan assets, mortality rates, merit and promotion increases and the current health care cost trend rate. We consider current market conditions in selecting these assumptions. Changes in the related pension and post-retirement benefit income/costs or assets/liabilities may occur in the future due to changes in the assumptions and changes in asset values.

      When valuing the pension plans at September 2003, we reduced our discount rate and maintained the same expected rate of return on assets as in the prior year. This change in assumption, along with other factors, will reduce the amount of pension income recognized by approximately $2.8 million in fiscal 2004 as compared to fiscal 2003. Future changes in the assumptions underlying our pension valuations, including as a result of continued declines in equity markets and interest rates, could result in further reductions in pension income, which could negatively affect our consolidated results of operations in future periods.

      We recognized $6.7 million, $11.8 million and $13.3 million of pension income in fiscal 2003, 2002 and 2001, respectively. These amounts increased our operating income by an equal amount for each of the respective periods. The lower discount rate and increase in current healthcare costs are also expected to increase expenses by an equal amount related to other post-employment benefits by approximately $0.9 million in 2004. Pension income, excluding service costs, related to our Master Plan is included in corporate expenses. Our Master Plan covers certain employees in our Bath Products segment, Plumbing Products segment and corporate offices, as well as certain employees in some of our legacy companies. The service cost portion of pension income associated with our Master Plan is allocated to the operating segments and corporate based on employee data. Pension income or expense associated with our other benefit plans are recorded on the books of the business that employs the benefited employees and are not shared between operating segments.

Environmental and Asbestos Liabilities

      We are investigating and remediating contamination at a number of present and former operating sites under CERCLA, RCRA or comparable state statutes or agreements with third parties. These proceedings are in various stages ranging from initial investigations to active settlement negotiations to the cleanup of sites. We have been named as a potentially responsible party at a number of Superfund sites under CERCLA or comparable state statutes. Under these statutes, responsibility for the entire cost of cleanup of a contaminated site can be imposed upon any current or former site owners or operator, or upon any party who sent waste to the site, regardless of the lawfulness of the original activities that led to the contamination. No information currently available reasonably suggests that projected expenditures associated with any of these proceedings or any remediation of these sites will have a material adverse effect on our financial condition, results of operations or cash flows.

      In June 1998, we acquired Zurn, which itself owned various subsidiaries. Zurn is one of our wholly-owned subsidiaries. Zurn, along with many other unrelated companies, is a co-defendant in numerous asbestos related lawsuits pending in the U.S. Plaintiffs’ claims primarily allege personal injuries allegedly caused by exposure to asbestos used primarily in industrial boilers formerly manufactured by a segment of Zurn that has been presented as a discontinued operation. Zurn did not manufacture asbestos or asbestos components but purchased it from other suppliers.

      As of September 30, 2003, the number of asbestos claims pending against Zurn was approximately 59,000. These 59,000 claims were included in approximately 5,600 lawsuits, in which Zurn and an average of 100 other companies are named as defendants, and in which cumulatively allege damages of approximately $12 billion against all defendants. Asbestos claims pending against Zurn as of September 30, 2002 and September 30, 2001 were approximately 65,000 and 52,000, respectively. Asbestos claims filed against Zurn, and settled unfiled claims treated as if filed, for the years ended September 30, 2003, 2002 and 2001 were approximately 32,400, 31,000 and 33,500, respectively.

      Since Zurn received its first asbestos claim in the 1980s, Zurn has settled, agreed to settle or otherwise disposed of approximately 84,000 asbestos claims including dismissals of approximately 6,400 of such claims through September 30, 2003. During the fiscal year ended September 30, 2003 and as of such date, settlements paid and/or pending payment amounted to approximately 45,000 claims and approximately 3,000 claims were dismissed and/or pending dismissal. During the fiscal year ended September 30, 2002 and as of such date, settlements paid and/or pending payment amounted to approximately 20,000 claims (including approximately 4,000 unfiled claims) and approximately 3,000 claims were dismissed and/or pending dismissal. Finally, during the fiscal year ended September 30, 2001 and as of such date, settlements paid and/or pending payment amounted to approximately 17,000 claims and approximately 1,000 claims were dismissed and/or pending dismissal. Zurn’s insurers have paid or have agreed to pay all settlement costs relating to these claims. Defense costs are currently being paid by Zurn’s insurers without eroding the coverage amounts of its insurance policies, although a few policies that will be accessed in the future may count defense costs toward aggregate limits.

      At September 30, 2003, Zurn and its actuarial consultant estimated that its potential liability for asbestos claims pending against it and for claims estimated to be filed through 2013 is approximately $160 million. This accrual comprises (i) approximately $8 million in claims that had been settled but unpaid as of September 30, 2003; (ii) approximately $36 million in proposed settlements of pending and future claims; and (iii) approximately $116 million for other future claims. At September 30, 2002, it was estimated that Zurn’s potential liability for asbestos claims pending against it and for claims estimated to be filed through 2012 was approximately $145 million. This estimate was comprised of (i) $10 million in claims that had been settled but unpaid as of September 30, 2002; (ii) $58 million in proposed settlements of pending and future claims; and (iii) $77 million for other future claims. These estimates are based on the current and anticipated number of future asbestos claims, the timing and amounts of asbestos payments, the status of ongoing litigation and the potential impact of defense strategies and settlement initiatives. However, there are inherent uncertainties involved in estimating both the number of future asbestos claims as well as future settlement costs, and the actual liability could exceed Zurn’s estimate due to changes in law and other factors beyond their control.

      Zurn’s present estimate of its asbestos liability assumes (i) its recent vigorous defense strategy will enable it to reduce both its claim frequency and claim severity in the future; (ii) approximately 178,000 other future asbestos claims; and (iii) its insurers will continue to pay defense costs without eroding the coverage amounts of its insurance policies. While Zurn believes there is evidence, in recent claims settlements, for such an impact of a successful defense strategy, if the defense strategy ultimately is not successful, to the extent assumed by Zurn, the severity and frequency of asbestos claims could increase substantially above Zurn’s estimates. Further, while Zurn’s current asbestos liability is based on an estimate of claims through 2013, such liability may continue beyond 2013, and such liability could be substantial.

      Zurn’s analysis of its available insurance to cover its potential asbestos liability as of September 30, 2003 is approximately $314 million. This total includes the remaining limits of $68 million in insurance coverage under certain excess policies which were a subject of a settlement of an action commenced by Zurn in the U.S. District Court of the Western District of Pennsylvania which sought, among other things, a declaration that the insurance coverage limits of certain excess policies provided $68 million in coverage. As part of the settlement, Zurn agreed to pay its insurer $5.0 million over four years. The first payment in the sum of $1.25 million was paid in March 2003, and we have secured the balance of the obligation with a letter of credit in the amount of $1.25 million.

      Zurn believes, based on its experience in defending and dismissing such claims and the approximately $314 million of insurance coverage available, that it has sufficient insurance to cover the pending and reasonably estimable future claims. This conclusion was reached after considering Zurn’s experience in asbestos litigation, the insurance payments made to date by Zurn’s insurance carriers, existing insurance policies, the industry ratings of the insurers and the advice of insurance coverage counsel with respect to applicable insurance coverage law relating to the terms and conditions of those policies. However, there is no assurance that this amount of insurance will ultimately be available or that Zurn’s asbestos liabilities will not ultimately exceed this amount. Factors that could cause a decrease in the amount of available coverage include insolvencies of one more of Zurn’s carriers, changes in law governing the policies and potential disputes with the carriers on the scope of coverage. After review of the foregoing with Zurn and its consultants, we believe that the resolution of Zurn’s pending and reasonably estimable asbestos claims will not have a material adverse effect on our financial condition, results of operations or cash flows.

Revenue Recognition

      We recognize revenue when all of the following criteria are met: persuasive evidence of the arrangement exists; delivery has occurred and we have no remaining obligations; prices are fixed or determinable; and collectibility is probable. We make shipments to approved customers based on orders placed. Prices are fixed when the customer places the order. An approved customer is one that has been subjected to our credit evaluation. We record revenue when title passes, which is either at the time of shipment or upon delivery to the customer. The passage of title is dependent on the arrangements made with each customer. Provisions are made for sales returns and allowances at the time of sale.

      We use significant judgment in estimating sales return costs, considering numerous factors such as current overall and industry-specific economic conditions and historical sales return rates. Although we consider our sales return reserves to be adequate and proper, changes in historical customer patterns could require adjustments to the reserves. Historically, however, actual results have not deviated significantly from those previously estimated by management. We also record reductions to our revenues for customer and distributor programs and incentive offerings including special pricing agreements, promotions and other volume-based incentives. We may take actions to increase customer incentive offerings possibly resulting in an incremental reduction of revenue at the time the incentive is offered.

Accounting for Stock-Based Compensation

      SFAS No. 123, Accounting for Stock-Based Compensation, defines a fair value method of accounting for issuance of stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to SFAS No. 123, we are not required to adopt the fair value method of accounting for employee stock-based transactions. We are permitted to account for such transactions under APB Opinion No. 25, Accounting for Stock Issued to Employees, which defines an intrinsic value method of accounting for the issuance of stock options and other equity instruments, but are required to disclose in a note to our consolidated financial statements pro forma net income and per share amounts as if we had applied the methods prescribed by SFAS No. 123.

      We apply APB Opinion No. 25 and related interpretations in accounting for stock options granted to employees and non-employee directors. As a result, we have not recorded any compensation expense related to the issuance of stock options. Instead, we have complied with the disclosure requirements of SFAS No. 123. Except for non-employee directors, we have not granted any options to non-employees. For further information regarding our stock option plans, see Note 9 to our consolidated financial statements.

Discontinued Operations

      Effective October 1, 2002, we adopted SFAS, No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of, and APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Our 2001 Disposal Plan was accounted for in accordance with APB No. 30, while our 2003 Disposal Plan was accounted for in accordance with SFAS No. 144. Both of these accounting standards contain criteria that must be met in order for businesses to be presented as discontinued operations.

      In connection with our accounting for each of these Disposal Plans, we segregated the assets, liabilities and operations of the discontinued business. The operations are presented as discontinued operations in our consolidated statements of operations. The assets and liabilities of these businesses are included in assets held for sale and liabilities associated with assets held for sale in the balance sheets. In fiscal 2001, we accrued for estimated losses during the disposal phase for businesses included in the 2001 Disposal Plan. These estimates were updated as circumstances changed or as additional information became available such as the actual terms of the sales transactions. Revenues and expenses associated with businesses included in the 2003 Disposal Plan are included in operations when earned or incurred, respectively.

Variable Interest Entities

      Any potential variable interest entity (“VIE”) created after January 31, 2003 in which we hold a variable interest must be assessed to determine whether the VIE should be consolidated into our results based on criteria established by FIN 46. Management’s judgment, and in many cases, probability-weighted projected cash flows are used in determining whether an entity is a variable interest entity and whether we are the primary beneficiary. We have tested all potential VIEs created after January 31, 2003 under the FIN 46 criteria, and we believe that we do not hold any variable interests in any VIEs.

Disclosure Concerning Forward-Looking Statements and Factors That May Affect Future Results

      In December 1995, the Private Securities Litigation Reform Act of 1995 (the “Act”) was enacted by the U.S. Congress. The Act, as amended, contains certain amendments to the Securities Act of 1933 and the Securities Exchange Act of 1934. These amendments provide protection from liability in private lawsuits for “forward-looking” statements made by public companies. We take advantage of the “safe harbor” provisions of the Act.

      Our Annual Report on Form 10-K, including the Letter of the Chairman and Chief Executive Officer included in the Annual Report to Stockholders contains both historical information and other information that may be used to infer future performance. Examples of historical information include our annual financial statements and the commentary on past performance contained in the MD&A. While we have specifically identified certain information as being forward-looking in the context of its presentation, we caution the reader that, with the exception of information that is clearly historical, all the information contained in this Annual Report on Form 10-K and the letter of the Chairman and Chief Executive Officer included in the Report to Stockholders should be considered to be “forward-looking statements” as referred to in the Act. Without limitation, when it uses the words “believe,” “estimate,” “plan,” “expect,” “intend,” “anticipate,” “continue,” “project,” “probably,” “should,” and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature.

      Forward-looking information involves risks and uncertainties. This information is based on various factors and assumptions about future events that may or may not actually come true. As a result, our operations and financial results in the future could differ substantially from those discussed in the forward-looking statements in this Annual Report and other documents that have been filed with the Securities and Exchange Commission. In particular, various economic and competitive factors, including those such as interest rates, foreign currency exchange rates, inflation rates, instability in domestic and foreign financial markets, terrorist acts, consumer spending patterns, energy costs and availability, freight costs, availability of consumer and commercial credit, adverse weather, levels of residential and commercial construction and changes in raw material and component costs could cause our actual results in future years to differ materially from those expressed in any forward-looking statement. All subsequent written and oral forward-looking statements attributable to Jacuzzi Brands, Inc. are expressly qualified in their entirety by the foregoing factors.

      The following are some of the factors we believe could cause our actual results to differ materially from expected and historical results. Other factors besides those listed here could also adversely affect results.

     Covenants of Bank Facilities

      The Bank Facilities contain various provisions that limit our management’s discretion by restricting its ability to, among other things:

•	incur additional debt or enter into sale and lease back transactions;

•	pay dividends or distributions on our capital stock or repurchase our capital stock;

•	issue preferred stock of subsidiaries;

•	make certain investments;

•	create liens to secure debt;

•	enter into transactions with affiliates;

•	merge or consolidate with another company; and

•	transfer and sell assets.

      In addition, the Bank Facilities require that we meet specified financial ratios and tests. These restrictions could limit our ability to plan for or react to market conditions or meet extraordinary capital needs or otherwise restrict corporate activities.

      If we were to fail to comply with the covenants and restrictions of the Bank Facilities, Notes or any other subsequent financing agreements, a default could occur. Such a default could allow the lenders, if the agreements so provide, to accelerate the related debt as well as any other debt to which a cross-acceleration or cross-default provision applies. In addition, the lenders could terminate any commitments they had made to supply us with further funds.

Substantial Indebtedness

      We are highly leveraged. Our high level of indebtedness could further interfere with our ability to operate our business. For example, it could:

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

      Our ability to generate sufficient cash flow from operations to pay the principal of, and interest on, our indebtedness is uncertain. In particular, we may not meet its anticipated revenue and operating expense targets, and as a result, its future debt service obligations could exceed the cash available to it.

Significant Customers

      We have certain customers that are very important to our business and the successful implementation of our business strategy. Some of our products are sold in very competitive markets. Our competitors may adopt more aggressive policies and devote greater resources to the development, promotion and sale of their products, which could result in a loss of customers. The loss of one or more of these major customers could have a material adverse effect on our business, results of operations and financial condition.

Prices of Raw Materials or Finished Goods

      We purchase most of the raw materials for our products on the open market, and rely on third parties for the sourcing of certain finished goods. As such, cost of products sold may be affected by changes in the market price of raw materials or sourced finished goods. We do not generally engage in commodity hedging transactions for raw materials. Significant increases in the prices of our products due to increases in the cost of raw materials or sourcing could have a negative effect on demand for our respective end-products, or to the extent that we cannot pass such increases on to our customers, on its margins and profitability, as well as a material adverse effect on our business, financial condition and results of operations.

Interest Rate Sensitivity

      The interest rate relating to our Senior Secured Notes, due in 2010, is fixed at 9.625%. The interest rate related to the our Term Loan is based on a spread over Prime and the interest rate related to our revolving line of credit is based on a spread over the LIBOR. A significant change in the Prime rate or the LIBOR rate could have an adverse effect on our business, financial condition and results of operations. Currently we are not utilizing any interest rate protection agreements to limit our exposure to this risk.

International Operations

      We have significant operations outside the U.S. Also, certain of our domestic businesses generate significant revenue from export sales and certain businesses obtain a significant amount of finished goods from unaffiliated suppliers in East Asia. Our international operations subject us to risks associated with operating in foreign countries, including fluctuations in currency exchange rates, unstable political and economic conditions, imposition of limitations on conversion of foreign currencies into dollars or remittance of dividends and other payments by foreign subsidiaries, imposition or increase of withholding and other taxes on remittances and other payments of foreign subsidiaries, hyperinflation in certain foreign countries and imposition or increase of investment and other restrictions by foreign governments. No assurance can be given that such risks will not have a material adverse effect on our business, financial condition and results of operations.

Product Mix

      Historically, our businesses have sold a wide range of products. If the mix of products we sell shift to include a larger percentage of products with lower profit margins, earnings may be negatively affected.

Environmental Regulation

      Our past and present business operations and our past and present ownership and operation of real property are subject to extensive and changing federal, state, local and foreign environmental laws and regulations pertaining to the discharge of materials into the environment, the handling and disposal of wastes (including solid and hazardous wastes) or otherwise relating to health, safety and protection of the environment. As such, the nature of our operations and previous operations by others at real property owned by Jacuzzi Brands, Inc. expose us to the risk of claims under environmental, health and safety laws and regulations, and there can be no assurance that material costs or liabilities will not be incurred in connection with such claims. Based on our experience to date, we do not expect such claims or the costs of compliance with federal, state, local and foreign environmental, health and safety laws and regulations to have a material impact on its capital expenditures, earnings or competitive position. No assurance can be given, however, that the discovery of presently unknown environmental conditions, changes in environmental, health and safety laws and regulations or their interpretation, or other unanticipated events will not give rise to expenditures or liabilities that may have such an effect.

Seasonality

      Our business segments experience seasonal business swings, which correspond to the North American seasons. This seasonality requires that we manage our cash flows over the course of the year. If sales were to fall substantially below what we would normally expect during certain periods, our annual financial results would be adversely impacted and our ability to service debt may also be adversely affected.

Weather

      Weather could adversely affect our business, financial condition and our results of operations. Adverse weather, such as unusually prolonged periods of cold or rain, blizzards, hurricanes and other severe weather patterns, could delay or halt construction activity. For example, an unusually severe winter can lead to reduced construction activity and magnify the seasonal decline in our net sales and earnings during the winter months.

Competition

      The markets in which we sell our products are highly competitive. We compete against some international, national and many regional rivals, resulting in substantial pressure on our pricing and profit margins. In addition, certain of our products from foreign manufacturers are subject to competition from other importers and could even be subject to competition from certain of our customers seeking to source directly from such foreign manufacturers. As a result of pricing pressures, we may in the future experience reductions in profit margins. We believe that our purchasing power, nationwide distribution network and marketing capabilities and our manufacturing efficiency allow us to competitively price our products. We cannot assure you that it will be able to maintain or increase the current market share of our products successfully in the future.

Demand for Products

      Many individuals who purchase our products depend on financing either by independent consumer finance companies or, to a lesser extent, by independent distributors in order to make purchases. Fluctuations in the prevailing interest rates could affect the availability of financing to our customers. The unavailability of consumer credit could lead to a reduction in demand for our products and have a material adverse effect on our business, financial condition and results of operations.

      Furthermore, demand in the building and home improvement product industries is influenced by new construction activity and the demand for replacement products as well as repairs/remodeling activity. There can be no assurance that we will maintain a balanced mix of new and repair/remodel revenue within the Bath Products and Plumbing Products segments. Accordingly, the strength of the U.S. economy (including confidence in the U.S. economy by our customers), the strength of the residential and commercial real estate markets, institutional building activity, the age of existing housing stock, job growth and interest rates have a direct impact on us. Threat or actual break out of hostilities and acts of war or terrorism involving the U.S. could also negatively impact construction, repair or remodeling activity. Any declines in new housing or commercial construction starts or demand for replacement building and home improvement products may adversely impact our operation and there can be no assurance that any such adverse effects would not be material and would not continue for an indeterminate period of time.

Increase in Size and Market Power of Distributors

      We believe that there is a trend among our distributors to increase in size and market power. If this trend continues, they may be able to exert pressure on us to reduce prices and create price competition. Any resulting price competition may adversely affect our sales and profit margins.

Business Strategy

      Our ability to implement our business strategy successfully is dependent upon a number of factors including competition, availability of working capital and general economic conditions. Significant elements of the business strategy include growth of market share and introduction of related and new products. There can be no assurance that we will be able to implement our strategy or be able to obtain financing for such strategy on acceptable terms. The Indentures governing the senior secured credit facilities and senior notes will substantially limit our ability to incur additional debt to finance our strategy. In addition, the failure to implement our business strategy successfully may adversely affect our ability in the future to service our debt.

Off-balance Sheet Arrangements

      We do not have any off-balance sheet arrangements other than those disclosed under Commitments.

Item 7a.     Qualitative and Quantitative Disclosures About Market Risk

      In the normal course of doing business, we are exposed to the risks associated with changes in interest rates and currency exchange rates. To limit the risks from such fluctuations, we may enter into various hedging transactions that have been authorized pursuant to our policies, but we do not engage in such transactions for trading purposes.

      To manage exposure to interest rate movements, we have used interest rate protection agreements. However, as of September 30, 2003, we do not have any such agreements outstanding. Based on our overall exposure to interest rate changes, a hypothetical increase of 100 basis points across all maturities of our floating rate debt obligations would decrease our estimated pre-tax earnings in fiscal 2004 by $0.8 million, compared to a $3.3 million decrease in fiscal 2003 pre-tax earnings had LIBOR rates been 100 basis points higher. Net payments under swap agreements amounted to approximately $3.4 million and $1.0 million for fiscal 2002 and 2001, respectively. There were no swap agreements outstanding during any portion of fiscal 2003. The prior year swaps were of notional amounts and maturities that related to specific portions of outstanding debt, and accordingly, were accounted for as hedge transactions.

      We are also exposed to foreign currency exchange risk related to our international operations as well as our U.S. businesses, which import or export goods. We have made limited use of financial instruments to manage this risk and have no such instruments outstanding as of September 2003. Hypothetical unfavorable movements of 10% across each of the foreign exchange rates that we have exposure would have decreased our estimated income from continuing operations by approximately $3.6 million in fiscal 2003 and $3.5 million in fiscal 2002. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices. See Note 2 to our Consolidated Financial Statements for additional information on its derivative and hedging activities.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of

Jacuzzi Brands, Inc.

      We have audited the consolidated balance sheets of Jacuzzi Brands, Inc. (the “Company”) as of September 30, 2003 and 2002, and the related consolidated statements of operations, cash flows, and changes in stockholders’ equity for each of the three years in the period ended September 30, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jacuzzi Brands, Inc. at September 30, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002.

/s/ Ernst & Young LLP

West Palm Beach, Florida

November 21, 2003

JACUZZI BRANDS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Fiscal Years Ended
	September 30,

	2003	2002	2001

	(in millions, except per share amounts)
Net sales	$1,192.6	$1,068.3	$1,007.2
Operating costs and expenses:
Cost of products sold	834.4	731.9	710.7
Selling, general and administrative expenses	258.0	234.8	225.9
Impairment, restructuring and other charges	19.0	7.2	100.2

Operating income (loss)	81.2	94.4	(29.6)
Interest expense	(60.7)	(74.7)	(87.5)
Interest income	2.1	4.6	25.2
Equity losses of investees	—	—	(1.4)
Other expense, net	(26.5)	(15.5)	(79.8)

(Loss) income before income taxes, discontinued operations and cumulative effect of accounting change	(3.9)	8.8	(173.1)
Benefit from income taxes	14.0	23.1	7.4

Income (loss) from continuing operations	10.1	31.9	(165.7)
Discontinued operations:
(Loss) income from operations, net of tax benefit (provision) of $1.1 in 2003, ($0.7) in 2002 and ($39.2) in 2001	(1.3)	1.2	(100.4)
(Loss) gain on disposals, net of tax benefit of $6.5 in 2003 and $10.3 in 2001	(39.9)	7.8	(240.4)

(Loss) income from discontinued operations	(41.2)	9.0	(340.8)
Cumulative effect of accounting change, net of taxes of $0.8 in 2001	—	—	(0.7)

Net (loss) income	$(31.1)	$40.9	$(507.2)

(Loss) income per basic share:
Continuing operations	$0.14	$0.43	$(2.24)
Discontinued operations	(0.56)	0.12	(4.60)
Cumulative effect of accounting change	—	—	(0.01)

Net (loss) income	$(0.42)	$0.55	$(6.85)

(Loss) income per diluted share:
Continuing operations	$0.14	$0.43	$(2.24)
Discontinued operations	(0.56)	0.12	(4.60)
Cumulative effect of accounting change	—	—	(0.01)

Net (loss) income	$(0.42)	$0.55	$(6.85)

See Notes to Consolidated Financial Statements.

JACUZZI BRANDS, INC.

CONSOLIDATED BALANCE SHEETS

	At September 30,

	2003	2002

	(in millions, except
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$31.2	$32.1
Restricted cash collateral accounts	—	142.9
Trade receivables, net of allowances of $9.0 in 2003 and $8.4 in 2002	229.6	209.8
Inventories	165.0	163.7
Deferred income taxes	15.5	31.0
Assets held for sale	16.8	244.5
Income taxes receivable	—	37.5
Other current assets	30.1	24.0

Total current assets	488.2	885.5
Restricted cash collateral accounts	—	15.4
Property, plant and equipment, net	129.7	131.0
Pension assets	148.3	136.0
Insurance for asbestos claims	160.0	145.0
Goodwill	283.1	282.1
Other intangibles, net	60.8	62.0
Other non-current assets	66.7	25.6

TOTAL ASSETS	$1,336.8	$1,682.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$23.5	$15.3
Current maturities of long-term debt	25.2	275.9
Trade accounts payable	102.3	94.7
Income taxes payable	10.8	—
Liabilities associated with assets held for sale	8.7	79.5
Accrued expenses and other current liabilities	136.2	128.1

Total current liabilities	306.7	593.5
Long-term debt	451.4	516.9
Deferred income taxes	26.2	41.6
Asbestos claims	160.0	145.0
Other liabilities	136.8	131.2

Total liabilities	1,081.1	1,428.2

Commitments and contingencies
Stockholders’ equity:
Common stock (par value $.01 per share, authorized 300,000,000 shares; issued 99,096,734 shares; outstanding 74,986,982 and 74,607,499 shares in 2003 and 2002, respectively)	1.0	1.0
Paid-in capital	650.1	655.5
Accumulated deficit	(33.7)	(2.6)
Unearned restricted stock	(0.8)	(1.7)
Accumulated other comprehensive loss	(8.7)	(39.1)
Treasury stock (24,109,752 and 24,489,235 shares in 2003 and 2002, respectively) at cost	(352.2)	(358.7)

Total stockholders’ equity	255.7	254.4

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,336.8	$1,682.6

See Notes to Consolidated Financial Statements.

JACUZZI BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Fiscal Years Ended
	September 30,

	2003	2002	2001

	(in millions)
OPERATING ACTIVITIES:
Income (loss) from continuing operations	$10.1	$31.9	$(165.7)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	24.6	26.1	36.0
Amortization of debt issuance costs and other financing costs	8.9	6.9	4.2
Charges for debt restructuring and refinancing costs	21.5	9.2	23.6
Benefit from deferred income taxes	(8.7)	(34.8)	(2.7)
Provision for doubtful accounts	5.8	3.3	2.6
Gain on sale of excess real estate	(3.5)	(0.8)	—
Equity losses of investees	—	—	1.4
Stock-based compensation expense, net	1.4	0.7	0.2
Loss on sale of property, plant and equipment	0.2	1.7	—
Impairment, restructuring and other charges	12.5	0.8	145.2
Changes in operating assets and liabilities, excluding the effects of acquisition and dispositions:
Trade receivables	(15.4)	(15.1)	36.0
Inventories	0.6	1.7	13.5
Other current assets	(2.4)	3.9	(3.5)
Other assets	(4.3)	(3.1)	(4.1)
Trade accounts payable	3.2	2.0	—
Income taxes payable	46.7	(1.0)	0.3
Accrued expenses and other current liabilities	(12.1)	(2.0)	(22.6)
Other liabilities	(8.1)	8.7	(22.1)
Other, net	(1.1)	(1.1)	(0.2)

Net cash provided by operating activities of continuing operations	79.9	39.0	42.1

(Loss) income from discontinued operations	(41.2)	9.0	(340.8)
Adjustments to reconcile (loss) income from discontinued operations to net cash (used in) provided by discontinued operations:
Loss (gain) on disposal of discontinued operations	39.9	(7.8)	240.4
Impairments and other charges	—	—	121.4
Other (increases) decreases in net assets held for sale	(3.7)	31.9	50.5

Net cash (used in) provided by discontinued operations	(5.0)	33.1	71.5

NET CASH PROVIDED BY OPERATING ACTIVITIES	74.9	72.1	113.6

INVESTING ACTIVITIES:
Proceeds from sale of businesses	120.5	388.2	7.5
Proceeds from sale of Strategic notes	—	105.9	—
Purchases of property, plant and equipment	(19.2)	(15.0)	(20.3)
Proceeds from sale of property, plant and equipment	0.2	1.5	5.5
Proceeds from sale of excess real estate	11.1	0.5	3.2
Other investing activities, net	—	1.3	(0.7)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	112.6	482.4	(4.8)

FINANCING ACTIVITIES:
Proceeds from long-term debt	127.0	72.5	1,544.6
Repayment of long-term debt	(449.3)	(498.3)	(1,514.9)
Deposits into restricted cash collateral accounts	(66.5)	(152.7)	(4.4)
Withdrawals from restricted cash collateral accounts	224.3	—	—
Proceeds from issuance of New Notes	380.0	—	—
Redemption of Old Notes	(375.0)	—	—
Payment of debt issuance and other financing costs	(45.6)	(12.2)	(19.1)
Proceeds from (repayment of) notes payable, net	7.2	2.6	(13.4)
Payment of dividends	—	—	(7.7)
Proceeds from exercise of stock options	—	—	0.3
Purchase of treasury stock	—	—	(43.1)
Other financing activities, net	—	—	(0.9)

NET CASH USED IN FINANCING ACTIVITIES	(197.9)	(588.1)	(58.6)

Effect of exchange rate changes on cash and cash equivalents	9.5	0.5	(9.7)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(0.9)	(33.1)	40.5
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	32.1	65.2	24.7

CASH AND CASH EQUIVALENTS AT END OF YEAR	$31.2	$32.1	$65.2

See Notes to Consolidated Financial Statements.

JACUZZI BRANDS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Fiscal Years Ended September 30, 2003, 2002 and 2001

			Retained		Accumulated
			Earnings	Unearned	Other		Comprehensive
	Common	Paid-in	(Accumulated	Restricted	Comprehensive	Treasury	Income
	Stock	Capital	Deficit)	Stock	Loss	Stock	(Loss)	Total

	(in millions, except share data)
Balance at September 30, 2000	$1.0	$661.2	$467.6	$(9.1)	$(45.0)	$(322.0)		$753.7

Net loss			(507.2)				$(507.2)	(507.2)
Cash dividend declared ($0.05 per share)			(3.9)					(3.9)
Amortization of unearned restricted stock				2.8				2.8
Purchase of 2,815,200 shares of common stock						(43.1)		(43.1)
Treasury stock issued to directors (20,640 shares)		(0.2)				0.3		0.1
Treasury stock issued upon exercise of options (30,000 shares)		(0.2)				0.5		0.3
Forfeiture of restricted stock (8,500 shares)				0.3		(0.2)		0.1
Translation adjustment (discontinued operations)					27.4		27.4	27.4
Minimum pension liability adjustment, net of tax (discontinued operations)					7.1		7.1	7.1
Translation adjustment					(13.2)		(13.2)	(13.2)
Fair value of derivatives adjustment, net of tax					(1.4)		(1.4)	(1.4)
Minimum pension liability adjustment, net of tax					(5.7)		(5.7)	(5.7)

Other comprehensive income							14.2

Total comprehensive loss							$(493.0)

Balance at September 30, 2001	1.0	660.8	(43.5)	(6.0)	(30.8)	(364.5)		217.0

Net income			40.9				$40.9	40.9
Amortization of unearned restricted stock				2.3				2.3
Amortization of unearned restricted stock (discontinued operations)				1.8				1.8
Treasury stock issued to directors (90,880 shares)		(1.3)				1.5		0.2
Treasury stock issued in 401K match (262,804 shares)		(3.5)				4.4		0.9
Forfeiture of restricted stock (32,833 shares)		(0.5)		0.2		(0.1)		(0.4)
Translation adjustment					3.4		3.4	3.4
Fair value of derivatives adjustment, net of tax					1.4		1.4	1.4
Minimum pension liability adjustment, net of tax					(13.1)		(13.1)	(13.1)

Other comprehensive loss							(8.3)

Total comprehensive income							$32.6

Balance at September 30, 2002	1.0	655.5	(2.6)	(1.7)	(39.1)	(358.7)		254.4

Net loss			(31.1)				$(31.1)	(31.1)
Amortization of unearned restricted stock				0.6				0.6
Treasury stock issued to directors (79,793 shares)		(1.0)				1.3		0.3
Treasury stock issued in 401K match (309,815 shares)		(4.1)				5.2		1.1
Forfeiture of restricted stock (12,500 shares)		(0.3)		0.3		—		—
Exercise of stock options (2,375 shares)		—				—		—
Translation adjustment					21.4		21.4	21.4
Minimum pension liability adjustment, net of tax					(3.8)		(3.8)	(3.8)
Net unrealized gains on investment securities, net of tax					12.8		12.8	12.8

Other comprehensive income							30.4

Total comprehensive loss							$(0.7)

Balance at September 30, 2003	$1.0	$650.1	$(33.7)	$(0.8)	$(8.7)	$(352.2)		$255.7

See Notes to Consolidated Financial Statements.

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

      We manufacture and distribute a broad range of consumer and industrial products through our three business segments — Bath Products, Plumbing Products and Rexair. Please refer to Note 12 regarding our business segments. In April 2003, our Board of Directors authorized a change in the name of our company to Jacuzzi Brands, Inc., which was approved by stockholders on June 4, 2003.

      We operate on a 52- or 53-week fiscal year ending on the Saturday nearest to September 30. The fiscal year periods presented in our consolidated financial statements consist of the 52 weeks ending on September 27, 2003, September 28, 2002, and September 29, 2001, but are presented as of September 30 in each of those years for convenience. Businesses over which we had the ability to exercise significant influence, but are not consolidated into our results, were accounted for using the equity method. In March 2000, we completed the disposition of a majority equity interest in our Diversified businesses to Strategic Industries LLC (“Strategic”). We accounted for our retained interest in Strategic under the equity method of accounting from March 2000 until January 2002, when we sold all remaining interests in that company. We eliminate inter-company balances and transactions when consolidating the account balances of the subsidiaries.

      Any potential variable interest entity (“VIE”) created after January 31, 2003 in which we hold a variable interest has been assessed to determine whether the VIE should be consolidated into our results based on criteria established by Financial Accounting Standards Board (“FASB”) Interpretation Number 46, Consolidation of Variable Interest Entities (“FIN 46”). As of September 30, 2003, we do not hold any variable interests in any VIEs. See further discussion under New Accounting Pronouncements in Note 2.

      Certain amounts have been reclassified in our prior year consolidated financial statements to conform them to the presentation used in the current year.

Note 2 — Accounting Policies

      Use of Estimates: Generally accepted accounting principles require us to make estimates and assumptions that affect amounts reported in our financial statements and accompanying notes. Actual results could differ from those estimates.

      Foreign Currency Translation: Our subsidiaries outside of the U.S. record transactions using their local currency as their functional currency. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, Foreign Currency Translation, the assets and liabilities of our foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect at the balance sheet dates. Revenues, expenses and cash flow items are translated at average daily exchange rates for the period. The gains and losses resulting from the changes in exchange rates from year to year have been reported in other comprehensive income.

      Cash and Cash Equivalents: We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

      Restricted Cash Collateral Accounts: At September 30, 2002, we held restricted cash, which was comprised of escrow deposits required under the terms of the debt facilities for the benefit of the holders of our senior notes and certain other creditors. These debt facilities were refinanced on July 15, 2003, and the restricted cash was used in the redemption of the senior notes and debt facilities outstanding at that time (see Note 6).

      Trade Receivables and Concentration of Credit Risk: We record an allowance for doubtful accounts, reducing our receivables balance to an amount we estimate is collectible from our customers.

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 — Accounting Policies (Continued)

      We operate in the U.S., Europe and, to a lesser extent, in other regions of the world. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. We encounter a certain amount of credit risk as a result of a concentration of receivables among a few significant customers. Our Bath Products segment has one customer, Home Depot, which accounted for 8%, 10% and 15% of our total sales in 2003, 2002 and 2001, respectively. Credit losses have not been significant and have been within management’s expectations.

      Income Taxes: Deferred tax assets and liabilities represent the tax effects, based on current law, of any temporary differences in the timing of when revenues and expenses are recognized for tax purposes and when they are recognized for financial statement purposes. The deferred tax assets are reviewed periodically for recoverability and valuation allowances are provided as necessary.

      Inventories: Our inventories are stated at the lower of cost or market value. We used the first-in-first-out (FIFO) method for determining the cost of approximately 55.6% of our inventories in 2003 and approximately 54.6% of our inventories in 2002, and the last-in-first-out (LIFO) method for the remainder of our inventories. The carrying value of our LIFO method inventories approximate their FIFO cost value at September 30, 2003 and 2002. The FIFO method approximates replacement cost. Our inventories are categorized as follows:

	At September 30,

	2003	2002

	(in millions)
Finished products	$103.3	$101.8
In-process products	13.0	13.3
Raw materials	48.7	48.6

	$165.0	$163.7

      Other Current Assets and Other Non-current Assets: Included in other current assets is a $3.5 million note, and included in other non-current assets is a $5.0 million note, both of which we received from the buyer when we sold our swimming pool & equipment business in May 2003. The $5.0 million, 6% note is convertible, at our option, into 598,802 shares of the buyer’s common stock anytime after March 31, 2004 and through the due date of March 31, 2009. The market value of the note issuer’s common stock on September 27, 2003 was $10.15 per share. The value of the $3.5 million, 8% note is subject to adjustment after calculation of the final purchase price.

      Also included in other non-current assets is an equity investment in the common shares of the buyer of Spear & Jackson, Inc. of $22.0 million and capitalized debt issuance costs of $19.4 million. We are subject to restrictions on the voting and disposition of the common shares and have no involvement in the management or operations of the buyer. The investment was recorded at its fair value of $1.0 million at September 30, 2002 based on an independent valuation. At that date, the investment was accounted for under the cost method due to restrictions on our ability to sell the shares before September 2004. As of September 30, 2003, the investment is classified as available for sale in accordance with SFAS No. 115 and has been adjusted to its market value at that date. Debt issuance costs are related to the notes ($11.1 million, net of amortization) and debt facility ($8.3 million, net of amortization) financing transactions completed on July 15, 2003 (see Note 6).

      Property, Plant and Equipment: We record our property, plant and equipment at cost. We record depreciation and amortization in a manner that recognizes the cost of our depreciable assets in operations over their estimated useful lives using the straight-line method. We estimate the useful lives of our depreciable assets to be 20-50 years for buildings and 1-15 years for machinery, equipment and furniture.

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 — Accounting Policies (Continued)

Leasehold improvements are amortized over the shorter of the terms of the underlying leases, including probable renewal periods, or the estimated useful lives of the improvements.

      Property, plant and equipment consist of:

	At September 30,

	2003	2002

	(in millions)
Land and buildings	$75.7	$71.6
Machinery, equipment and furniture	185.2	170.3
Accumulated depreciation and amortization	(131.2)	(110.9)

	$129.7	$131.0

      Depreciation and Amortization: Depreciation and amortization consist of:

	For the Fiscal Years Ended
	September 30,

	2003	2002	2001

	(in millions)
Depreciation	$22.8	$22.6	$23.6
Amortization of intangible assets and goodwill	1.2	1.2	9.6
Amortization of unearned restricted stock	0.6	2.3	2.8

	$24.6	$26.1	$36.0

      Goodwill and Other Intangible Assets: We adopted SFAS No. 142, Goodwill and Other Intangible Assets, on October 1, 2001. Upon the adoption of SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests. Finite-lived intangible assets are amortized over their useful lives and are subject to impairment evaluation under SFAS No. 144.

      We test our goodwill and indefinite-lived intangible assets for impairment at the reporting unit level utilizing a two-step methodology. The initial step requires us to determine the fair value of each reporting unit and of each indefinite-lived intangible asset and compare it to the carrying value, including goodwill and other intangible assets, of such reporting unit or of such intangible asset. If the fair value exceeds the carrying value, no impairment loss is recognized and the second step, which is a calculation of the impairment, is not performed. However, if the carrying value of the intangible asset exceeds its fair value, an impairment charge equal to the difference in the values should be recorded. We perform an impairment test annually, unless an event occurs earlier in the year that requires us to perform an interim test.

      Goodwill by reporting unit is as follows:

	At September 30,

	2003	2002

	(in millions)
Bath Products	$104.8	$103.8
Plumbing Products	125.8	125.8
Rexair	52.5	52.5

	$283.1	$282.1

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 — Accounting Policies (Continued)

      The goodwill balances were allocated to each reporting unit in April 2003 based on their relative fair values, as determined by a third party at the time we redefined our business segments (see Note 12). An interim impairment test was performed in accordance with SFAS No. 142 when the segments were redefined. No impairment was indicated as a result of such test.

      In connection with our decision to dispose of our swimming pool & equipment, hearth and water systems businesses, which were included in our previously defined Bath & Plumbing segment (see Note 4), we performed an interim impairment test in March 2003 for the remaining goodwill within that reporting unit in accordance with SFAS No. 142. No impairment was indicated as a result of such test.

      We perform an annual impairment test of our goodwill and indefinite-lived intangible assets in the fourth quarter of each fiscal year. In 2003 and 2002, the fair values of each of our reporting units exceeded their respective carrying values. Consequently, no impairment of our goodwill was indicated. In 2003 and 2002, the fair value of our indefinite-lived intangible assets exceeded their carrying values, thus no impairment was indicated.

      Identifiable intangible assets, which are included in the Rexair segment, are comprised of:

	At September 30, 2003		At September 30, 2002

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

	(in millions)
Finite-lived intangible assets	$38.6	$2.5	$38.6	$1.3
Indefinite-lived intangible asset	24.7	—	24.7	—

Total identifiable intangible assets	$63.3	$2.5	$63.3	$1.3

      Finite-lived intangible assets include patented technology of $2.6 million and a distributor network of $36.0 million, which are being amortized over their estimated lives of 10 years and 40 years, respectively. Amortization expense should be approximately $1.2 million per year through 2011 and $0.9 million per year thereafter through 2041. The indefinite-lived intangible asset consists of a trade name.

      The following table presents a reconciliation of our reported net loss for the fiscal year ended September 30, 2001 to our adjusted net loss as if SFAS No. 142 had been applied that year (in millions).

Net loss:
Reported net loss	$(507.2)
Add back: Goodwill amortization — after tax	12.1

Adjusted net loss	$(495.1)

Loss per basic share:
Reported loss per basic share	$(6.85)
Add back: Goodwill amortization per share	0.16

Adjusted loss per basic share	$(6.69)

Loss per diluted share:
Reported loss per diluted share	$(6.85)
Add back: Goodwill amortization per share	0.16

Adjusted loss per diluted share	$(6.69)

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 — Accounting Policies (Continued)

      Accrued Expenses and Other Current Liabilities: Accrued expenses and other current liabilities consist of the following:

	At September 30,

	2003	2002

	(in millions)
Compensation related	$26.4	$21.8
Insurance	9.1	6.6
Customer incentives	24.2	17.6
Interest	1.2	14.9
Warranty	18.3	11.2
Other	57.0	56.0

	$136.2	$128.1

      We record a reserve for future warranty costs based on current unit sales, historical experience and management’s judgment regarding anticipated rates of warranty claims and cost per claim. The adequacy of the recorded warranty reserves is assessed each quarter and adjustments are made as necessary. The specific terms and conditions of the warranties vary depending on the products sold and the countries in which we do business. Changes in our warranty reserves, a portion of which are classified as long-term on our consolidated balance sheets, during 2003 and 2002 are as follows:

	At September 30,

	2003	2002

	(in millions)
Beginning balance	$12.0	$9.0
Warranty accrual	18.0	15.3
Cash payments	(11.3)	(11.8)
Translation	0.3	(0.5)

Ending balance	$19.0	$12.0

      Fair Value of Financial Instruments: SFAS No. 107, Disclosure about Fair Value of Financial Instruments, requires that we disclose the fair value of our financial instruments when it is practical to estimate. We have determined the estimated fair values of our financial instruments, which are either recognized in our consolidated balance sheets or disclosed within these notes, using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts we could realize in a current market exchange.

      Short-term Assets and Liabilities: The fair values of our cash and cash equivalents, trade receivables and accounts payable approximate their carrying values because of their short-term nature.

      Long-term Debt: The fair values of our senior notes were determined by reference to quoted market prices. The fair value of our remaining debt is determined by discounting the cash flows using current interest rates for financial instruments with similar characteristics and maturities. The fair value of our remaining debt approximates its carrying value as of September 30, 2003 and 2002.

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 — Accounting Policies (Continued)

      There were no other significant differences as of September 30, 2003 and 2002 between the carrying value and fair value of our financial instruments except as disclosed below:

	At September 30, 2003		At September 30, 2002

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(in millions)
9.625% Senior Notes	$380.0	$394.3	$—	$—
7.125% Senior Notes	—	—	249.5	227.5
7.25% Senior Notes	—	—	124.1	107.5

	$380.0	$394.3	$373.6	$335.0

      Revenue Recognition: We recognize revenue when all of the following criteria are met: persuasive evidence of the arrangement exists; delivery has occurred and we have no remaining obligations; prices are fixed or determinable; and collectibility is probable. We make shipments to approved customers based on orders placed. Prices are fixed when the customer places the order. An approved customer is one that has been subjected to our credit evaluation. We record revenue when title passes, which is either at the time of shipment or upon delivery to the customer. The passage of title is dependent on the arrangements made with each customer. Provisions are made for sales returns and allowances at the time of sale.

      Management uses significant judgment in estimating sales returns, considering numerous factors such as current overall and industry-specific economic conditions and historical sales return rates. Although we consider our sales return reserves to be adequate and proper, changes in historical customer patterns could require adjustments to the reserves. We also record reductions to our revenues for customer and distributor programs and incentive offerings including special pricing agreements, promotions and other volume-based incentives. We may take actions to increase customer incentive offerings possibly resulting in an incremental reduction of revenue at the time the incentive is offered.

      We adopted Emerging Issues Task Force (“EITF”) 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), in 2002. As required by this guidance, we account for sales incentives, such as discounts, rebates and volume incentives, as a reduction of revenue at the later of 1) the date that the related revenue is recognized or 2) the date when the sales incentive is offered. In the case of volume incentives, we recognize the reduction of revenue ratably over the period of the underlying transactions that result in progress by the customer toward earning the incentive. We record free product given to customers as a sales incentive in cost of products sold.

      Accounting Change: In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, which, along with other guidance, clarified the SEC’s views on various revenue recognition and reporting matters. As a result, we changed the method of accounting for certain sales transactions. Historically, we recognized revenue upon shipment of products to the customer because, even though some products were shipped FOB destination, we used a common carrier and thus gave up substantially all the risks of ownership. Under the new accounting method adopted retroactive to October 1, 2000, we recognize revenue when title passes. The net effect of the accounting change was not material to the results for the year ended September 30, 2001.

      Net sales for the year ended September 30, 2001 includes $3.8 million of net sales that, prior to the accounting change, had been recognized through September 30, 2000. The pro forma amounts, had the new revenue recognition method been applied retroactively to prior periods, were not materially different

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 — Accounting Policies (Continued)

from the amounts shown in our consolidated statement of income for the year ended September 30, 2000. Therefore, these amounts have not been presented.

      Shipping and Handling Fees and Costs: We classify amounts charged to our customers for shipping and handling as revenues, while shipping and handling costs are recorded as cost of products sold.

      Other Expense, net: Other expense, net consists of the following:

	For the Fiscal Years Ended
	September 30,

	2003	2002	2001

	(in millions)
Keller Ladder expenses	$3.7	$5.2	$4.3
Debt restructuring costs	2.3	9.2	23.6
Debt refinancing costs	19.2	—	—
Impairment of Strategic notes	—	—	45.1
LCA spin-off costs	—	—	8.1
Other, net	1.3	1.1	(1.3)

	$26.5	$15.5	$79.8

      We retained certain obligations related to our Keller Ladder operations when we sold them in October 1999. We continue to incur expenses related to those obligations. Debt restructuring costs are associated with the restructuring of our debt in August 2001, the senior note exchange in November 2002 and the extension of our facilities in October 2002, while the debt refinancing costs are associated with the refinancing of our debt in July 2003 (see Note 6).

      Advertising Costs: Advertising costs are charged to expense when incurred. Advertising expense totaled $25.7 million, $19.2 million and $28.6 million in 2003, 2002 and 2001, respectively.

      Research and Development Costs: Research and development costs are expensed as incurred. Such amounts totaled $5.5 million, $3.9 million and $4.8 million in 2003, 2002 and 2001, respectively.

      Derivative Financial Instruments: We report all derivative instruments on the balance sheet at fair value and establish criteria for designation and assessment of the effectiveness of hedging relationships in accordance with SFAS No. 133. In 2002, we hedged a portion of our variable-rate debt by entering into an interest rate swap in which we agreed to exchange, at specified intervals, the calculated difference between fixed and variable interest amounts on $90 million of our debt. The swap, which was designated a cash flow hedge, matured on June 30, 2002. We recorded additional interest expense of $1.4 million during 2002 related to this contract. We have not entered into any derivative instruments since the swap expired.

      Stock-based Compensation: We account for stock-based compensation under the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations. Compensation cost recorded for our Stock Plans (as defined in Note 9) approximated $1.7 million, $2.8 million and $2.9 million in 2003, 2002 and 2001, respectively. No other compensation costs have been recognized under our stock-based compensation plans. Had compensation cost for awards under our stock-based compensation plans been determined using the fair value method prescribed by SFAS No. 123,

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 — Accounting Policies (Continued)

Accounting for Stock-Based Compensation, our net income (loss) and income (loss) per share would have been reduced to the pro forma amounts presented below:

	For the Fiscal Years Ended
	September 30,

	2003	2002	2001

	(in millions, except per share
	amounts)
Net (loss) income, as reported	$(31.1)	$40.9	$(507.2)
Stock-based employee compensation expense, net of tax	1.0	1.8	1.9
Total stock-based employee compensation expense determined under fair value method, net of tax	(2.5)	(3.7)	(3.9)

Pro forma net (loss) income	$(32.6)	$39.0	$(509.2)
(Loss) income per share:
Basic — as reported	$(0.42)	$0.55	$(6.85)
Basic — pro forma	(0.44)	0.53	(6.87)
Diluted — as reported	$(0.42)	$0.55	$(6.85)
Diluted — pro forma	(0.44)	0.53	(6.87)

      These pro forma results are not necessarily indicative of results that may be expected in future periods since additional options may be granted and the estimated fair value of the stock options is assumed to be amortized to expense over the vesting periods.

      Comprehensive Income (Loss): Comprehensive income (loss) represents the change in stockholders’ equity from transactions and other events and circumstances arising from non-stockholder sources. Our comprehensive income (loss) consists of net income (loss), foreign currency translation adjustments, fair value of derivatives adjustments, minimum pension liability adjustments and adjustments to net unrealized gains on investments, all net of applicable income taxes.

      Accumulated other comprehensive income (loss) consists of the following:

				Adjustment	Accumulated
			Minimum	to Net	Other
	Foreign	Fair Value	Pension	Unrealized	Comprehensive
	Currency	of Derivatives	Liability	Gains on	Income
	Translation	Adjustment	Adjustment(1)	Investments(2)	(Loss)

	(in millions)
At September 30, 2000	$(42.6)	$—	$(2.4)	$—	$(45.0)
Fiscal 2001 change	14.2	(1.4)	1.4	—	14.2

At September 30, 2001	(28.4)	(1.4)	(1.0)	—	(30.8)
Fiscal 2002 change	3.4	1.4	(13.1)	—	(8.3)

At September 30, 2002	(25.0)	—	(14.1)	—	(39.1)
Fiscal 2003 change	21.4	—	(3.8)	12.8	30.4

At September 30, 2003	$(3.6)	$—	$(17.9)	$12.8	$(8.7)

(1)	The minimum pension liability adjustment is net of an estimated tax benefit of $2.1 million, $7.6 million and $0.5 million in 2003, 2002 and 2001, respectively.

(2)	The net unrealized gains on investments are primarily related to our equity investment in the buyer of Spear & Jackson, which is classified as available for sale at September 30, 2003. As of September 30,

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 — Accounting Policies (Continued)

2003, we adjusted this investment to its market value and, as a result, recorded an unrealized gain of $12.8 million, net of $8.2 million of taxes. The remaining adjustments relate to changes in the value of other investments classified as available for sale in accordance with SFAS No. 115.

      Income (Loss) Per Share: Net income (loss) per basic share is based on the weighted average number of shares outstanding during each period, excluding the weighted average of restricted shares outstanding during each period (see Note 9). Net income (loss) per diluted share further assumes that, under the treasury stock method, any dilutive stock options are exercised, restricted stock awards are vested and any other dilutive equity instruments are converted.

      The information required to compute net income (loss) per basic and diluted share is as follows:

	For the Fiscal Years
	Ended September 30,

	2003	2002	2001

	(in millions)
Basic weighted average number of common shares outstanding	74.6	73.8	74.0

Shares issued upon assumed exercise of dilutive stock options	0.1	—	—

Diluted weighted average number of common shares outstanding	74.7	73.8	74.0

      Options to purchase 3.7 million, 4.7 million and 6.1 million shares in the years ended September 30, 2003, 2002 and 2001, respectively, were not included in the computation of earnings per share because the exercise prices of these options exceeded the average market price of the common shares during the respective periods.

      New Accounting Pronouncements: In December 2002, the FASB issued Statement No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123. This Statement provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. Those methods include the Prospective Method, the Modified Prospective Method or the Retroactive Restatement Method. The statement also amends Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, to require disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation in interim financial information.

      We do not plan to adopt SFAS No. 123 under the guidelines set forth in SFAS No. 148. We cannot determine, with any accuracy, the effect the adoption of the fair value method of accounting for stock-based compensation would have on our future operating results since the amount to be recorded as compensation expense is dependent on a number of unknown variables including the number of options that will be granted during the year, the volatility of our stock in the future and the option price at the time of the grant.

      In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities. Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests. FIN 46 defines the concept of “variable interests” and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies as of the end of the first fiscal year or interim

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 — Accounting Policies (Continued)

period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. We have completed our assessment of the impact FIN 46 has on us immediately and have determined that we do not have an interest in any VIE’s established after January 31, 2003. We do not have any special purpose entities. We are in the process of evaluating our interests to determine if they meet the characteristics of interests that would qualify as variable interest entities based on the Interpretation.

      In April 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Effective October 1, 2000, we adopted SFAS No. 133, as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The adoption of this new guidance did not have an impact on our financial position or results of operations.

      In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement did not have an impact on our financial position or results of operations.

Note 3 — Acquisition of Business

      In connection with our sale of a 75% interest in Rexair to Strategic in March 2000, we guaranteed Rexair’s $200 million credit facility (“Rexair Guarantee”). This guarantee required us to maintain certain credit rating levels. In response to a downgrade of our credit ratings in March 2001, we obtained waivers of the ratings default from Rexair’s lenders while we pursued the re-acquisition of Rexair from Strategic and the restructuring of our debt. On August 15, 2001, we re-acquired the 75% equity interest in Rexair previously sold to Strategic. The purchase consideration included the return to Strategic of $27.4 million in face value of notes due from Strategic (“Strategic Notes”) and the assumption of borrowings outstanding under Rexair’s $200 million credit facility.

      In connection with the re-acquisition, we reduced our basis in Rexair by our previously deferred gain of $69.6 million and our previously recorded share of Rexair’s net liabilities of $29.3 million and increased our basis by $17.4 million in deferred transaction costs related to the original sale of Rexair in March 2000. The allocation of the purchase consideration (adjusted by the deferred gain, the carrying value of the retained liabilities and the deferred transaction costs) to the assets acquired and liabilities assumed resulted in goodwill of $52.5 million and other intangible assets of approximately $63.3 million. Finite-lived intangible assets include patented technology of $2.6 million and a distributor network of $36.0 million that are being amortized over their useful lives of 10 years and 40 years, respectively. The balance of the intangible assets is related to a trade name, which has an indefinite life. The results of Rexair have been included in the Rexair segment from the date of re-acquisition. We accounted for Rexair under the equity method of accounting during the time period from March 24, 2000 to August 15, 2001 when we held only a 25% interest.

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 — Dispositions and Discontinued Operations

      In November 2000, we sold our European HVAC business for proceeds of $7.5 million, which approximated its carrying value.

      In January 2002, we sold all of our remaining interests in Strategic, including the Strategic Notes we originally acquired in March 2000 when we sold a majority equity interest in our Diversified businesses to Strategic, for net proceeds of $105.9 million.

      On December 28, 2001, our Board of Directors approved a formal disposal plan for five businesses — Ames True Temper, Selkirk, Lighting Corporation of America, Spear & Jackson and SiTeco (the “2001 Disposal Plan”). In connection with the disposal plan, we recorded a charge in 2001 of $232.6 million, net of tax, which represented the difference between the historical net carrying value and the estimated net realizable value of the five businesses. In 2002, we recorded a gain on the disposal of discontinued operations of $7.8 million, net of tax, as we re-evaluated our estimated net loss on these businesses.

      In February 2003, our Board of Directors adopted a formal disposal plan to dispose of our swimming pool & equipment, hearth and water systems businesses (the “2003 Disposal Plan”). In connection with the disposal plan we recorded a charge in 2003 of $39.9 million, net of tax, which represents the difference between the historical net carrying value (including allocated goodwill of $7.2 million) and the estimated net realizable value of these businesses.

      Each of these disposal plans qualified for treatment as discontinued operations. The assets and liabilities of these businesses are included in assets held for sale and liabilities associated with assets held for sale, respectively, for all periods presented through their respective sale date. Thus, included in these balances at September 30, 2003 are the assets and liabilities of our water systems business, and included in these balances at September 30, 2002 are the assets and liabilities of SiTeco and our swimming pools & equipment, hearth and water systems businesses.

      The major classes of assets and liabilities classified as held for sale are as follows:

	At September 30,

	2003	2002

	(in millions)
Cash	$—	$16.7
Trade receivables, net	5.0	65.7
Inventories	6.3	52.8
Other current assets	0.1	5.5
Property, plant and equipment, net	5.4	70.2
Other assets	—	14.3
Goodwill	—	19.3

Assets held for sale	$16.8	$244.5

Trade accounts payable	$2.6	$16.1
Other current liabilities	3.9	28.3
Other liabilities	2.2	35.1

Liabilities associated with assets held for sale	$8.7	$79.5

      Included in assets held for sale under the classification of property, plant and equipment are properties being held for sale of $5.4 million at September 30, 2003 and $6.7 million at September 30, 2002. These properties are currently being marketed for sale and meet all of the criteria for classification as held for

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 — Dispositions and Discontinued Operations (Continued)

sale at September 30, 2003 as required by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The properties are recorded at the lower of their carrying value or fair value less cost to sell.

      We sold Ames True Temper in January 2002, Lighting Corporation of America in April 2002, Selkirk in June 2002, Spear & Jackson in September 2002 and SiTeco in October 2002. We sold the swimming pool & equipment business in May 2003, the hearth business in June 2003 and the water systems business in October 2003.

      The estimated 2002 operating income of the businesses in the 2001 Disposal Plan were included in our expected loss on disposal of $232.6 million, net of tax, which was recorded in 2001 and adjusted in 2002 in accordance with APB No. 30. The expected operating income of the businesses in the 2003 Disposal Plan was not included in our loss on disposal of $39.9 million, net of tax. Instead, the results of operations were recorded as income (loss) from discontinued operations in the period in which they occurred in accordance with SFAS No. 144.

      Summarized results of the discontinued operations through the dates of sale are as follows:

	For the Fiscal Years Ended
	September 30,

	2003	2002	2001

	(in millions)
Net sales	$66.9	$807.3	$1,460.3
Operating (loss) income	(0.7)	34.7	(51.2)

      Included in operating income (loss) in 2001 are goodwill impairment charges of $121.4 million. In June 2001, we evaluated the recoverability of the goodwill based on a fair value methodology, leading us to record the charge at that time. In accordance with EITF 87-24, we allocated a portion of our interest expense to discontinued operations. Amounts allocated reflect the interest expense on the estimated amount of debt that was repaid as a result of the disposal transactions. Amounts reclassified were $1.0 million in 2003, $1.0 million in 2002 and $1.3 million in 2001.

Note 5 — Impairment, Restructuring and Other Charges

      The principal components of impairment, restructuring and other charges, including $0.9 million recorded in cost of products sold in 2003, are:

	For the Fiscal Years Ended
	September 30,

	2003	2002	2001

	(in millions)
Impairment of goodwill	$—	$—	$100.2
Impairment of other assets	9.2	—	—
Lease obligations and other commitments	(1.7)	4.1	—
Severance and related costs	12.4	3.1	—

Total	$19.9	$7.2	$100.2

Cash charges	$7.4	$6.4	$—
Non-cash charges	12.5	0.8	100.2

Total	$19.9	$7.2	$100.2

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Impairment, Restructuring and Other Charges (Continued)

      Below is a summary of the charges we incurred in 2003 associated with initiatives we launched in 2003. Charges are recorded when a liability is incurred in accordance with SFAS No. 146 and SFAS No. 144 or other applicable guidance.

		Impairment,
		Restructuring and
		Other Charges

		Restructuring	Plant
	Cost of	and Severance	Closure
	Products Sold	Charges	Costs	Total

	(in millions)
Bath Products:
Closure of Salem, OH facility	$0.9	$—	$8.5	$9.4
Closure of Plant City, FL facility	—	—	3.9	3.9
Consolidation of administrative functions	—	0.4	—	0.4
Dismissal of wholesale sales force	—	0.9	—	0.9

Sub-total Bath Products	0.9	1.3	12.4	14.6

Corporate Expenses:
Adjustment of estimated lease obligation	—	(3.2)	—	(3.2)
Corporate headquarters restructuring	—	8.5	—	8.5

Sub-total Corporate Expenses	—	5.3	—	5.3

Total	$0.9	$6.6	$12.4	$19.9

      In 2003, management initiated a plan to close the Salem, OH plant and will exit the facility by the end of fiscal 2004. We have recorded a $9.4 million charge associated with the closure of the plant, including $0.9 million charged to cost of products sold related to inventory on hand at September 30, 2003 that is expected to be scrapped. Also, we performed a recoverability test of the long-lived assets and determined that an impairment charge of $5.2 million was required to reduce the carrying value of these long-lived assets to their estimated fair value. The estimated fair value of the plant was determined based on the value of comparable plants in the area. We also recorded a pension and post-employment benefit curtailment charge of $3.0 million and a $0.3 million charge for other commitments related to exiting the facility. As a result of this plant closing, approximately 253 employees will be terminated.

      Management also approved a plan to close our Plant City, FL plant, which was closed in November 2003. During fiscal 2003, we recorded a $3.9 million charge associated with the closure of this facility. As a result of our decision to close the plant, we performed a recoverability test of the long-lived assets and determined that an impairment charge of $3.1 million was required to reduce the carrying value of the property, plant and equipment to their estimated fair value. The estimated fair value of the plant was determined based on the value of comparable plants in the area plus the book value of the equipment that was transferred to our Chino facility. Approximately 120 employees were terminated as a result of this plant closing.

      In fiscal 2003, management approved the consolidation of a number of administrative functions into a shared services operations center. These functions are presently being performed by our domestic whirlpool bath, spa and sanitary bath operations in multiple locations. The shared service center will occupy a portion of the unused office space in Dallas, TX that has remained vacant since our closing of the Zurn Industries, Inc. (“Zurn”) corporate office in 2000. We incurred severance charges of $0.4 million in 2003 associated with this initiative. Approximately 44 employees will be terminated as a result of this plan. A

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Impairment, Restructuring and Other Charges (Continued)

favorable adjustment of $3.2 million was recorded in 2003 to reduce the associated restructuring reserves for the space that will be occupied by the shared services center discussed above. The restructuring reserves for the Zurn corporate lease obligation were initially established in 2000 and later adjusted in 2002.

      Management also approved a plan to replace our entire domestic sanitary bath wholesale sales force with independent manufacturer representatives to market our ELJER® brand products to the wholesale channel on a commission basis. We incurred $0.9 million in severance costs in 2003 related to the dismissal of 26 employees in the first quarter of fiscal 2004.

      In April 2003, management initiated a restructuring and consolidation of the corporate headquarters that included a number of management changes and the relocation and consolidation of the Jacuzzi headquarters in Walnut Creek, CA into our principal offices in West Palm Beach, FL. This resulted in the termination of 17 employees from California and 3 from Florida. All but one of the employees has been terminated as of September 2003. Upon approval of our Board and stockholders, we also changed our name from U.S. Industries, Inc. to Jacuzzi Brands, Inc. We incurred charges of $8.5 million during 2003 primarily for employee severance, lease termination costs, relocation expenses and other related exit costs.

      In 2002, we recorded restructuring charges of $3.1 million associated with management changes within the segment previously reported as the Bath & Plumbing segment. This decision resulted in the termination of four employees. The restructuring charge consists of $2.3 million in cash severance payments and $0.8 million in non-cash charges associated with the accelerated vesting of restricted stock. We also recorded restructuring charges of $0.7 million in our Plumbing Products segment to adjust reserves associated with a restructuring plan initiated in a prior year for the discontinuance of a product line. Our estimates of the remaining product liability and warranty claims associated with these products required revision based on updated information.

      In 2002, we also recorded a charge of $3.4 million to increase reserves associated with a restructuring plan initiated in a prior year. The charge relates to the Zurn corporate lease obligation. When we initially estimated our lease obligation in 2000, we assumed that we would be able to sublease portions of the space over the course of the lease. In 2002, it became apparent, based on market conditions, that the space would likely remain empty for the remaining term of the lease.

      Operating results at a number of our subsidiaries declined during 2001. In 2001, we evaluated the recoverability of the goodwill of these subsidiaries based on a fair value methodology. This evaluation indicated that the carrying value of the goodwill of certain of our subsidiaries was impaired. As a result, we recorded goodwill impairment charges totaling $100.2 million in the Bath Products segment.

      All 2002 and 2001 charges are classified as impairment, restructuring and other charges in our consolidated statement of operations.

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Impairment, Restructuring and Other Charges (Continued)

      As of September 30, 2003, we had remaining accruals of $11.5 million for restructuring costs. The activity in the restructuring liability accounts by cost category is as follows:

	Lease and
	Contract	Severance
	Related	and Related	Total
	Costs	Costs	Costs

	(in millions)
At September 30, 2001	$6.8	$0.3	$7.1
Fiscal 2002 charges	4.1	2.3	6.4
Cash payments	(2.1)	(2.0)	(4.1)

At September 30, 2002	8.8	0.6	9.4
Fiscal 2003 (credits) charges	(1.7)	9.1	7.4
Cash payments	(1.6)	(3.7)	(5.3)

At September 30, 2003	$5.5	$6.0	$11.5

      Approximately $6.9 million of the reserves are included in the balance sheet caption “Accrued expenses and other current liabilities,” while the remaining $4.6 million are recorded in the balance sheet caption “Other liabilities.” We expect the remaining accruals to be paid with cash over the periods provided by the severance and lease agreements over the next four years.

Note 6 — Long-term Debt

      Long-term debt consists of the following:

	At September 30,

	2003	2002

	(in millions)
Senior Notes Payable:
7.125% Senior Notes, net	$—	$249.5
7.25% Senior Notes, net	—	124.1
9.625% Senior Notes, net	380.0	—
Bank Facilities:
Asset-based facility	23.9	—
Term loan	65.0	—
Restructured Facilities:
Jacuzzi Brands, Inc	—	317.5
Rexair	—	92.8
Other Long-term Debt	7.7	8.9

	476.6	792.8
Less: Current Maturities	(25.2)	(275.9)

Long-term Debt	$451.4	$516.9

Refinancing

      On July 15, 2003, we completed a comprehensive re-financing of our corporate debt by closing on the issuance of $380.0 million in aggregate principal amount of 9.625% senior secured notes (the “New

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 — Long-term Debt (Continued)

Notes”), as well as a new five year $200.0 million asset based revolving credit facility and a five-year $65.0 million term loan (collectively the “Bank Facilities”). The net proceeds from the New Notes, together with the initial borrowings under the Bank Facilities were used to repay the outstanding debt under our Restructured Facilities (as defined later in this note) and fund the redemption of the Old Notes (also defined later in this note).

      The Restructured Facilities were paid down simultaneously with the closing of the Bank Facilities and New Notes, on July 15, 2003. Funds required for the redemption of the Old Notes were placed into an escrow account on July 15, 2003. These funds, totaling $243.2 million, were used for the redemption of the Old Notes on August 14, 2003. The amount deposited reflected the principal, accrued interest and redemption premium payable to the Old Note holders. The redemption premium, as well as all unamortized fees and discounts associated with the Old Notes and the Restructured Facilities, were expensed in the fourth quarter of 2003, resulting in a charge of $19.2 million.

      The net cash proceeds from the New Notes were approximately $368.6 million after transaction fees. Transaction fees were capitalized and are being amortized over the seven year term of the New Notes. The New Notes, which are due July 1, 2010 and pay interest semiannually on January 1 and July 1 of each year, are subject to registration with the Securities and Exchange Commission pursuant to a registration rights agreement.

      Under the five year asset-based revolving credit facility, we can borrow up to $200.0 million subject to a borrowing base consisting of eligible accounts receivable and eligible inventory, plus eligible trademarks. The initial amount of eligible trademarks of $20.0 million is being amortized evenly over the first two years of the facility as a reduction of the borrowing base. The interest rate under the facility is currently 2.25% over LIBOR or 0.25% over Prime. This rate will reset each quarter based on our Consolidated Leverage Ratio as defined in the agreement, and could range from 2.0% to 2.5% over LIBOR (“Applicable LIBOR Margin”). The weighted average interest rate for fiscal 2003 was 3.8%. We paid $74.4 million, $76.3 million and $85.0 million of interest in 2003, 2002 and 2001, respectively.

      The $65.0 million term loan matures July 15, 2008 along with the asset-based facility and carries an interest rate of 5.0% over Prime with a minimum rate of 9.25%. Mandatory prepayments of $10.0 million are required on the term loan annually beginning in September 2005, which are amortized evenly over each twelve month period. Additional prepayments are required for asset sale proceeds as well as an annual prepayment equal to 25% of our annual consolidated excess cash flow, as determined in the agreement. Prepayments under each of these circumstances would, in most cases, first be applied to the term loan facility.

      We incurred approximately $8.7 million in transaction and professional fees associated with the completion of the Bank Facilities deal. These costs were capitalized and are being amortized over the five year term of the Bank Facilities. The Bank Facilities require us to maintain certain consolidated fixed charged coverage, interest coverage and leverage ratios; comply with maximum annual capital expenditure limits and comply with other customary affirmative and negative covenants. There are also several fees including an unused commitment fee of 0.5%, a letter of credit fee equal to the Applicable LIBOR Margin and a fronting fee of 0.125% on all outstanding letters of credit.

      Certain of our existing and future domestic restricted subsidiaries guarantee the New Notes, jointly and severally, on a senior basis. The New Notes are secured by a first-priority lien on and security interest in substantially all our domestic real property, plant and equipment (referred to as Notes Collateral). The New Notes are also secured by a second-priority lien on and security interests in the Bank Collateral which consists of existing and future domestic subsidiaries and 65% of the capital stock of, or other equity interest in, existing and future first-tier foreign subsidiaries and substantially all of the other assets (other

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 — Long-term Debt (Continued)

than the assets that constitute Notes Collateral), in each case that are held by Jacuzzi Brands, Inc. or any of our subsidiary guarantors. Obligations under the Bank Facilities are secured by a first priority lien on the Bank Collateral and a second priority lien on the Notes Collateral.

      Principal reductions of senior debt and other borrowings for the next five years ended September 30 and thereafter are as follows (in millions):

2004	$25.2
2005	2.2
2006	11.5
2007	11.7
2008	46.0
Thereafter	380.0

$476.6

Debt Structure Prior to July 15, 2003

      In October 1998, Jacuzzi Brands, Inc. (then known as U.S. Industries, Inc.) and USI American Holdings, Inc. (“USIAH”), issued $250.0 million aggregate principal amount of senior notes due October 15, 2003, which bore interest at 7.125%, payable semiannually (“7.125% Notes”). The net cash proceeds were $247.7 million after transaction fees and discounts. On September 9, 2002, we commenced an Exchange Offer to exchange cash and notes with an interest rate of 11.25% payable December 31, 2005 (“11.25% Notes”) for all outstanding 7.125% Notes.

      On November 4, 2002, we announced that we had accepted for payment all 7.125% Notes validly tendered in the exchange offer. Approximately $238.2 million or 95% of the 7.125% Notes were tendered for exchange. All Note holders who tendered their 7.125% Notes received an amount of cash and principal amount of 11.25% Notes that together equaled the principal amount of the 7.125% Notes tendered. The transaction resulted in the payment of $104.8 million in cash and the issuance of $133.4 million of 11.25% Notes, leaving a gross balance of $11.8 million payable to the 7.125% Note holders who did not tender their Notes for exchange.

      A consent payment of $15 per $1,000 principal amount of the 11.25% Notes issued was paid out of our general working capital to all holders who delivered their consents, resulting in an additional payment to tendering note holders of approximately $2.0 million.

      In 1997, USIAH issued $125.0 million aggregate principal amount of senior notes due December 1, 2006, which bore interest at 7.25%, payable semiannually (“7.25% Notes”). The net cash proceeds were $123.0 million after transaction fees and discounts. On October 24, 2002, we offered to redeem a portion of each outstanding 7.25% Note up to an aggregate principal amount of $54.8 million. Virtually all of the 7.25% Notes were tendered and accepted for redemption. The transaction resulted in $54.8 million paid to the Note holders from the 7.25% Notes restricted cash collateral account. The restricted cash collateral account was set up when we restructured our debt on August 15, 2001 and funded through asset sales (see further details below).

      The 7.25% Notes, 7.125% Notes and 11.25% Notes (collectively, the “Old Notes”) were guaranteed by USI Atlantic. The Old Notes were redeemed on August 14, 2003, soon after the completion of our debt refinancing on July 15, 2003. In connection with the redemption of the Old Notes, we paid a redemption premium of $14.2 million.

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 — Long-term Debt (Continued)

      During 2001, we had a $300 million 364-day credit facility (the “Credit Facility”) scheduled to expire on October 26, 2001. We also had a five-year revolving line of credit, which had original availability of $500 million (the “Credit Agreement”), scheduled to terminate on December 12, 2001. The Credit Facility and Credit Agreement (together, the “Revolving Facilities”) were restructured on August 15, 2001. We completed the re-acquisition of Rexair and restructured the Rexair Credit Facilities on the same date. The amended facilities (including the Rexair Credit Facility, the “Restructured Facilities”) extended the final maturity date of our debt under the Revolving Facilities to November 30, 2002. On October 21, 2002, we announced that we had obtained an amendment to our Restructured Facilities, providing for an extension of the maturity date to October 2004.

      Under the Restructured Facilities, substantially all proceeds from the sale of assets were required to be applied to reduce our funded and unfunded senior debt, including, in certain circumstances, the Old Notes. Proceeds allocable to the Old Notes and other defined obligations were required to be deposited in restricted cash collateral accounts for the benefit of the relevant holders.

Commitments

      Below is a summary of our standby letters of credit, bankers’ acceptances and commercial letters of credit as of September 30, 2003. All but $2.3 million of these commitments reduced our availability for borrowings under our Bank Facilities (in millions).

Standby letters of credit	$48.5
Bankers’ acceptances	2.3
Commercial letters of credit	0.6

Total	$51.4

      At September 30, 2003, we had approximately $154.1 million committed under the asset-based facility, of which we had utilized approximately $73.0 million (including $49.1 million of letters of credit), leaving $81.1 million available for additional borrowings.

Note 7 — Pension and Retirement Plans

Domestic Benefit Arrangements

      We sponsor a number of non-contributory defined benefit pension plans covering the majority of our U.S. employees. The benefits under these plans are based primarily on years of credited service and/or compensation as defined under the respective plan provisions. Our funding policy is to contribute amounts to the plans sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such additional amounts as we may determine to be appropriate from time to time.

      We also sponsor a number of defined contribution plans. Contributions relating to defined contribution plans are made based upon the respective plans’ provisions.

      Additionally, we provide health care and life insurance benefits to certain groups of retirees with most retirees contributing a portion of our costs. These other post-employment benefit plans are presented as “Other Plans” in the tables that follow.

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 — Pension and Retirement Plans (Continued)

      The assumptions used for the calculation of net periodic (income) expense of our defined benefit plans covering employees in the U.S. are presented below:

	Pension Plans			Other Plans
	for the Fiscal Years			for the Fiscal Years
	Ended September 30,			Ended September 30,

	2003	2002	2001	2003	2002	2001

Assumptions:
Discount rate	6.00%	6.75%	7.50%	6.00%	6.75%	7.50%
Rate of compensation increases	3.25%	3.25%	4.50%	—	—	—
Expected rate of return on assets	8.75%	8.75%	9.50%	—	—	—

      The components of net periodic (income) expense for our domestic defined benefit plans and our defined contribution plans are presented below:

	Pension Plans			Other Plans
	for the Fiscal Years			for the Fiscal Years
	Ended September 30,			Ended September 30,

	2003	2002	2001	2003	2002	2001

	(in millions)
Service cost	$6.7	$8.5	$9.4	$0.7	$0.3	$0.3
Interest cost	17.6	19.1	20.4	3.4	2.5	2.3
Expected return on plan assets	(32.3)	(40.8)	(46.4)	—	—	—
Prior service cost	0.6	1.0	1.5	—	(0.1)	—
Amortization of unrecognized transition asset	—	—	(0.1)	—	—	—
Net actuarial loss (gain)	0.1	(1.9)	(4.6)	0.6	(1.3)	(1.9)
Curtailments/settlements	2.9	58.3	—	0.4	—	—

Periodic (income) expense of defined benefit plans	(4.4)	44.2	(19.8)	5.1	1.4	0.7
Net reclassification adjustment for discontinued operations	0.1	(56.0)	7.4	—	—	—

Net periodic (income) expense:
Defined benefit plans	(4.3)	(11.8)	(12.4)	5.1	1.4	0.7
Defined contribution plans	1.4	0.9	1.0	—	—	—

Net periodic (income) expense	$(2.9)	$(10.9)	$(11.4)	$5.1	$1.4	$0.7

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 — Pension and Retirement Plans (Continued)

      The following table provides a reconciliation of changes in the projected benefit obligation, fair value of plan assets and the funded status of our defined benefit pension and other post-employment benefit plans to the amounts recorded in our balance sheets at September 30:

	Pension Plans		Other Plans
	at September 30,		at September 30,

	2003	2002	2003	2002

	(in millions)
Change in projected benefit obligation:
Benefit obligation at beginning of year	$267.2	$308.4	$45.3	$34.7
Service cost	6.7	8.5	0.7	0.3
Interest cost	17.6	19.1	3.4	2.5
Plan amendments	0.7	5.3	(4.3)	—
Actuarial losses	29.5	22.8	28.3	12.5
Benefits paid	(15.8)	(18.4)	(4.8)	(4.7)
Curtailments	1.1	—	(2.1)	—
Divestitures	—	(78.5)	—	—

Benefit obligation at end of year	$307.0	$267.2	$66.5	$45.3

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$299.9	$454.5	$—	$—
Actual return on plan assets	57.1	(18.8)	—	—
Contributions	1.3	2.0	4.8	4.7
Benefits paid	(15.8)	(18.4)	(4.8)	(4.7)
Divestitures	—	(119.4)	—	—

Fair value of plan assets at end of year	$342.5	$299.9	$—	$—

Funded status of plans:
Plan assets in excess of (less than) projected benefit obligation	$35.5	$32.7	$(66.5)	$(45.3)
Unrecognized net actuarial losses	91.1	87.7	29.4	3.7
Unrecognized prior service (income) cost	4.9	5.4	(4.9)	(0.1)

Total recognized	$131.5	$125.8	$(42.0)	$(41.7)

Amounts recorded in the balance sheets:
Prepaid benefits	$146.4	$139.1	$—	$—
Accrued benefits	(24.4)	(19.7)	(42.0)	(41.7)
Intangible assets	1.9	1.2	—	—
Accumulated other comprehensive income	7.6	5.2	—	—

Total recognized	131.5	125.8	(42.0)	(41.7)
Net reclassification adjustment for discontinued operations	—	(4.3)	—	—

Total recorded	$131.5	$121.5	$(42.0)	$(41.7)

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 — Pension and Retirement Plans (Continued)

      The aggregate projected benefit obligation and the aggregate fair value of plan assets, for the plans that have a projected benefit obligation in excess of plan assets, are $39.8 million and $12.3 million, respectively, in 2003 and $33.3 million and $10.3 million, respectively, in 2002.

      The aggregate accumulated benefit obligation and the aggregate fair value of plan assets, for the plans that have an accumulated benefit obligation in excess of plan assets, are $36.6 million and $12.3 million, respectively, in 2003 and $29.8 million and $10.3 million, respectively, in 2002.

      The assets for our domestic plans are included in a master trust which principally invests in listed stocks and bonds, including our common stock. At both September 30, 2003 and 2002, 1,333,100 shares of our common stock, representing $8.3 million of the master trust’s assets as of September 30, 2003, were included in plan assets.

      The weighted average annual assumed rate of increase in the per capita cost of covered benefits (i.e., the health care cost trend rate) for the other post-employment benefit plans was 7.5% for 2003. The rate used as of September 30, 2003 was 10% and is assumed to decrease 0.5% a year to 5.0%. A one-percentage-point change in the assumed health care cost trend rate would have had the following effects as of and for the year ended September 30, 2003 (in millions):

Increase (Decrease)
Costs/Obligations

Effect of a 1% increase in the health care cost trend rate on:
Service cost plus interest cost	$0.3
Accumulated post-employment benefit obligation	4.5
Effect of a 1% decrease in the health care cost trend rate on:
Service cost plus interest cost	$(0.3)
Accumulated post-employment benefit obligation	(4.1)

      The tables above and on the previous pages set forth the historical components of net periodic pension cost and a reconciliation of the funded status of the pension and other postretirement benefit plans for our domestic employees is not necessarily indicative of the amounts we will recognize on a prospective basis.

Foreign Benefit Arrangements

      Our foreign defined benefit pension plan covers the salaried employees of Spring Ram. The assumptions used for the calculation of net periodic (income) expense of our defined benefit plan covering those employees are presented below:

	For the Fiscal Years
	Ended September 30,

	2003	2002	2001

Assumptions:
Discount rate	5.75%	5.75%	6.25%
Rate of compensation increases	3.25%	3.00%	3.25%
Expected rate of return on assets	7.50%	7.50%	7.50%

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 — Pension and Retirement Plans (Continued)

      The components of net periodic expense (income) for our foreign defined benefit plan are presented below:

	For the Fiscal Years
	Ended September 30,

	2003	2002	2001

	(in millions)
Components of net periodic expense (income):
Service cost	$1.1	$0.8	$0.5
Interest cost	2.5	2.5	2.1
Expected return on plan assets	(3.4)	(3.4)	(3.5)
Net actuarial loss	—	0.1	—

Net periodic expense (income	$0.2	$—	$(0.9)

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 — Pension and Retirement Plans (Continued)

      The following table provides a reconciliation of changes in the projected benefit obligation, the fair value of plan assets and the funded status of our foreign defined benefit pension plan with the amounts recognized on our balance sheets as of September 30:

	At September 30,

	2003	2002

	(in millions)
Change in projected benefit obligation:
Benefit obligation at beginning of year	$42.5	$38.6
Service cost	1.1	0.8
Interest cost	2.5	2.5
Employee contributions	0.4	0.4
Foreign currency exchange rate changes	2.9	2.3
Actuarial losses (gains)	2.6	(1.2)
Benefits paid	(1.4)	(0.9)

Benefit obligation at end of year	$50.6	$42.5

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$28.0	$38.4
Actual return on plan assets	4.3	(12.7)
Foreign currency exchange rate changes	1.9	2.2
Employer contributions	1.6	0.6
Employee contributions	0.4	0.4
Benefits paid	(1.4)	(0.9)

Fair value of plan assets at end of year	$34.8	$28.0

Funded status of plans:
Plan assets less than projected benefit obligation	$(15.8)	$(14.5)
Unrecognized net actuarial losses	24.3	21.1

Total recognized	$8.5	$6.6

Amounts recorded in the balance sheets:
Accrued benefits	$(12.5)	$(10.0)
Accumulated other comprehensive income	21.0	16.6

Total recorded	$8.5	$6.6

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 — Income Taxes

      Income (loss) from continuing operations, before income taxes, consists of the following:

	For the Fiscal Years Ended
	September 30,

	2003	2002	2001

	(in millions)
United States	$(17.8)	$(15.1)	$(126.3)
Foreign	13.9	23.9	(46.8)

	$(3.9)	$8.8	$(173.1)

      The (benefit) provision for income taxes attributable to our (loss) income from continuing operations before income taxes consisted of the following:

	For the Fiscal Years Ended
	September 30,

	2003	2002	2001

	(in millions)
Current:
Federal	$(14.3)	$—	$(11.8)
State	1.7	3.2	3.5
Foreign	7.3	8.5	3.6
Deferred	(8.7)	(34.8)	(2.7)

	$(14.0)	$(23.1)	$(7.4)

      We are able to carry back net operating losses in 2002 for which we had previously established a valuation allowance in 2001 as a result of a change in tax law under the Job Creation and Worker’s Assistance Act of 2002. We had established the valuation allowance in 2001 to reflect the uncertainty of the future realization of losses recognized in connection with the 2001 Disposal Plan (see Note 4).

      In August 2001, we recorded a deferred tax liability of $24.7 million for purchased intangibles, increasing the excess purchase price, and thus goodwill, by the same amount. The deferred tax liability is being reversed and a deferred tax benefit is being recognized over the amortization period of the intangible assets.

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 — Income Taxes (Continued)

      The components of deferred income tax assets and liabilities consisted of the following:

	At September 30,

	2003	2002

	(in millions)
Deferred tax assets:
Accruals and allowances	$36.3	$52.4
Post-employment benefits	8.2	7.9
Foreign tax credits	11.4	8.2
Expected benefit from Disposal Plans & capital loss carryforwards	70.1	42.8

Gross deferred tax assets	126.0	111.3
Valuation allowance	(79.8)	(65.9)

Total deferred tax assets	46.2	45.4

Deferred tax liabilities:
Property, plant and equipment	5.9	10.6
Inventory	2.8	3.5
Net pension assets	12.2	13.4
Deductible goodwill	3.2	2.9
Purchased intangibles	24.2	24.2
Mark-to-market investments	8.2	—
Other	0.4	1.4

Total deferred tax liabilities	56.9	56.0

Net deferred tax liability	$(10.7)	$(10.6)

      We have established a valuation allowance principally related to deferred tax assets resulting from the losses recognized in connection with the 2001 Disposal Plan, reflecting the uncertainty of the future realization of these assets.

      During the first quarter 2003, the IRS completed its examination of our federal income tax returns for 1995 through 1997. As a result of the audit settlement, a tax benefit of $13.6 million was recorded. The IRS did not include an interest calculation on the refund of taxes. Any interest income will therefore be recorded at the time the amount is determined by the IRS. In early November 2003, the IRS informed us that it was ready to begin its audit of our returns for years after 1997. In addition, one of our subsidiaries is also under audit by the IRS for 1997 and 1998, a period prior to our acquisition of that subsidiary.

      The number of years with open tax audits varies depending on the tax jurisdiction. A number of years may elapse before a particular matter is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe that our financial statements reflect the probable outcome of known tax contingencies.

      Subsequent to year-end, a law was passed in Italy eliminating certain refunds of previously paid tax that would have been available when our Italian subsidiary declared a dividend. Under SFAS No. 109, this $3 million dollar charge with an anticipated corresponding foreign tax credit will be included in income in our fiscal year ending in September 2004.

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 — Income Taxes (Continued)

      At September 30, 2003, we had approximately $200.2 million in capital loss carryforwards for which we have established a valuation allowance. These capital losses expire in 2005 and 2007. We also have foreign tax credit carryforwards of $11.4 million, a substantial portion of which will expire in 2006.

      The deferred tax balances have been classified in the balance sheet as follows:

	At September 30,

	2003	2002

	(in millions)
Current assets	$18.3	$34.4
Current liabilities	(2.8)	(3.4)

Net current assets	15.5	31.0

Non-current assets	29.4	11.0
Non-current liabilities	(55.6)	(52.6)

Net non-current liabilities	(26.2)	(41.6)

Net deferred tax liability	$(10.7)	$(10.6)

      Our effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our effective tax rate and in evaluation of our tax provisions. Despite our belief that our tax return positions are fully supportable, we estimate tax exposures and establish accruals when in our judgment we believe that certain positions are likely to be challenged and that we may not succeed. We adjust these reserves in light of changing facts and circumstances, such as the progress of a tax audit.

      The following is a reconciliation of income taxes at the federal statutory rate of 35% to the (benefit) provision for income taxes attributable to continuing operations:

	For the Fiscal Years Ended
	September 30,

	2003	2002	2001

	(in millions)
Federal tax (benefit) provision computed at the statutory rate	$(1.4)	$3.1	$(60.6)
Foreign income tax differential	1.4	2.0	1.3
State income taxes (net of federal benefit)	1.1	2.1	2.3
Non-deductible goodwill amortization	—	—	2.7
Non-deductible goodwill impairment charges	—	—	35.1
Resolution of tax contingencies	(13.6)	—	—
Other non-deductible items	—	(0.7)	(3.3)
Valuation allowance	(1.7)	(29.6)	14.9
Other, net	0.2	—	0.2

Benefit from income taxes	$(14.0)	$(23.1)	$(7.4)

      Income taxes paid during 2003, 2002 and 2001 were $18.0 million, $18.5 million and $22.9 million, respectively.

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 — Employee Benefit Plans

Incentive Stock Plans

      We maintain stock incentive plans (the “Stock Plans”) that provide for the grants of stock options and restricted stock awards to our directors, officers and key employees. As of September 30, 2003, there were 5,426,701 shares of common stock reserved for issuance to directors, officers and key employees under our Stock Plans. Under these Stock Plans, stock options must be granted at an option price equal to the market value of the stock on the date of the grant. Options granted under this plan become exercisable over four years in equal annual installments after the date of grant, provided that the individual is continuously employed by our company. All options granted expire ten years from the date of grant. We had authorization under the Stock Plan to grant 1,152,832 additional options at September 30, 2003.

      We did not issue any shares of restricted stock under our Stock Plans in fiscal 2003. Common stock issued in prior years under the Stock Plans is restricted, with vesting periods of seven years from the date of grant (either in thirds — on the third year, fifth year and seventh year — or solely at the end of the seventh year). Although subject to certain restrictions and forfeiture provisions, restricted stock is considered to be issued and outstanding common stock of our company. Compensation expense is recognized over the vesting period. Unamortized compensation expense (unearned restricted stock) is included as a separate component of stockholders’ equity. At September 30, 2003 and 2002, respectively, we had 236,499 and 237,665 shares of restricted stock outstanding.

Retirement Savings Plans

      We have two 401(k) retirement savings plans that allow eligible employees to contribute up to 17% of their salaries, commissions and bonuses, up to $12,000 annually, to the plan on a pretax basis in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Matching contributions of common stock or cash that are made into the plan are equivalent to 50% of the first 6% of an employee’s contributions. During 2003, $1.4 million was recognized as compensation expense under these programs.

Accounting for Stock-based Compensation

      We apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for our stock-based compensation plans. Thus, we use the intrinsic value method to determine the compensation cost for our stock-based awards.

      A summary of the status of and changes in our stock option plans for the last three years is presented below:

	2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at beginning
of year	5,202,796	$11.88	6,170,932	$13.57	6,812,418	$13.72
Granted	849,250	3.39	731,500	3.73	240,000	8.04
Exercised	(875)	3.82	—	—	(30,000)	9.42
Canceled/expired	(860,969)	13.96	(1,699,636)	14.52	(851,486)	13.33

Outstanding at end of year	5,190,202	9.97	5,202,796	11.88	6,170,932	13.57

Exercisable at end of year	3,743,793	11.87	3,678,995	13.34	3,965,777	13.81

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 — Employee Benefit Plans (Continued)

      The following table summarizes the status of the stock options outstanding and exercisable at September 30, 2003:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Range of Exercise Prices	Options	Life (in years)	Price	Options	Price

$2.20 to $5.49	1,462,125	8.4	$3.47	351,875	$3.48
$5.50 to $7.99	47,500	10.0	6.22	—	—
$8.00 to $13.19	2,668,993	3.7	10.87	2,380,334	10.87
$13.20 to $20.46	861,645	4.0	16.18	861,645	16.18
$20.47 to $28.88	149,939	2.7	22.76	149,939	22.76

Total	5,190,202	5.1	9.97	3,743,793	11.87

      Had compensation cost for awards under our stock-based compensation plans been determined using the fair value method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” our net income (loss) and income (loss) per share would have been reduced to the pro forma amounts presented in Note 2. The pro forma information was determined using the Black-Scholes option-pricing model based on the following assumptions:

–	expected volatility rates of 66% for 2003, 58% for 2002, and 49% for 2001

–	risk-free interest rates of 2.66% for 2003, 3.99% for 2002 and 4.88% for 2001

–	expected option lives of 4 years for all three years

–	expected dividend yield of 0% for 2003 and 2002 and 2% for 2001

      The weighted average fair values of options granted during 2003, 2002 and 2001 were $4.03, $1.80 and $2.94 per option, respectively.

Note 10 — Capital Stock

Common Stock

      In March 2001, our Board of Directors indefinitely suspended the quarterly payment of dividends on our common stock.

Stockholder Rights Plan

      We adopted a Stockholder Rights Plan (the “Rights Plan”) effective October 15, 1998. Under the Rights Plan, each of our stockholders on the date of record were issued one right (the “Right”) to acquire one-hundredth of a share of our Series A Junior Preferred Stock (“Preferred Stock”), having a market value of two times the exercise price for the Rights, for each outstanding share of Jacuzzi Brands, Inc. common stock they own.

      Initially, the Rights trade with our common stock and are not exercisable. The Rights will separate from the Common Stock and only become exercisable when a single person or company acquires or makes an offer to acquire 15% or more of our outstanding common stock, unless otherwise agreed by our Board of Directors. Upon exercise of the Right, the economic and voting terms of the Preferred Stock acquired by the stockholders will be equivalent to those possessed when they held shares of our Common Stock.

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 — Capital Stock (Continued)

The Rights will expire on October 15, 2008 or 90 days following the date the Rights become exercisable, whichever is earlier. The Board of Directors has agreed to permit Southeastern Asset Management, Inc. and its managed funds to purchase up to 19.9% of the outstanding voting securities without causing the Rights to separate and become exercisable, and we have entered into a standstill agreement with Southeastern Asset Management containing limitations and restrictions on the voting and transfer of shares of common stock acquired in excess of 15%.

Treasury Stock

      During October 1999, we entered into equity instrument contracts to purchase 2.8 million shares of our common stock. These contracts were settled during 2001 for $43.1 million. During 1999 and 2000, our Board of Directors authorized share repurchase programs aggregating $350 million. Under these programs, we repurchased $331.8 million of our common stock for treasury, of which $43.1 million was purchased in 2001. The repurchase programs have been suspended indefinitely.

Note 11 — Commitments and Contingencies

Operating Leases

      The table below shows our future minimum lease payments due under non-cancelable leases as of September 30, 2003. Certain of these leases contain stated escalation clauses while others contain renewal options. These minimum lease payments (presented in millions) do not include facility leases that were accrued as restructuring costs (see Note 5).

2004	$8.5
2005	7.5
2006	6.1
2007	4.7
2008	3.0
Thereafter	12.8

Total (which has not been reduced by minimum sublease rental income of $1.8 million)	$42.6

      Rent expense, including equipment rental, was approximately $10.4 million, $11.0 million and $13.4 million in 2003, 2002 and 2001, respectively.

Environmental Regulation

      We are subject to numerous foreign, federal, state and local laws and regulations concerning such matters as zoning, health and safety and protection of the environment. Laws and regulations protecting the environment may in certain circumstances impose “strict liability,” rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. In addition, from time to time, we may receive notices of violation or may be denied applications for environmental licenses or permits because the practices of the operating unit are not consistent with regulations or ordinances.

      Our subsidiaries have made capital and maintenance expenditures over time to comply with these laws and regulations. While the amount of expenditures in future years will depend on legal and technological developments which cannot be predicted at this time, these expenditures may progressively increase if regulations become more stringent. In addition, while future costs for compliance cannot be

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 — Commitments and Contingencies (Continued)

predicted with precision, no information currently available reasonably suggests that these expenditures will have a material adverse effect on our financial condition, results of operations or cash flows.

      We are investigating and remediating contamination at a number of present and former operating sites under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA” or “Superfund”), the Federal Resource Conservation and Recovery Act or comparable state statutes or agreements with third parties. These proceedings are in various stages ranging from initial investigations to active settlement negotiations to the cleanup of sites. We have been named as a potentially responsible party at a number of Superfund sites under CERCLA or comparable state statutes. Under these statutes, responsibility for the entire cost of cleanup of a contaminated site can be imposed upon any current or former site owner or operator, or upon any party who sent waste to the site, regardless of the lawfulness of the original activities that led to the contamination. No information currently available reasonably suggests that projected expenditures associated with any of these proceedings or any remediation of these sites will have a material adverse effect on our financial condition, results of operations or cash flows.

      As of September 30, 2003, we had accrued approximately $8.5 million ($0.7 million accrued as current liabilities and $7.8 million as non-current liabilities), including $4.4 million for discontinued operations, for environmental liabilities. These amounts have not been discounted. We accrue an amount for each case when the likelihood of an unfavorable outcome is probable and the amount of loss associated with such unfavorable outcome is reasonably estimable. We believe that the range of liability for these matters could reach $14.9 million if it included cases where the likelihood of an unfavorable outcome is only reasonably possible. We cannot predict whether future developments in laws and regulations concerning environmental protection or unanticipated enforcement actions will require material capital expenditures or otherwise affect our financial condition, results of operations or cash flows in a materially adverse manner, or whether our businesses will be successful in meeting future demands of regulatory agencies in a manner which will not have a material adverse effect on our financial condition, results of operations or cash flows.

Litigation

      We and our subsidiaries are parties to legal proceedings that are considered to be either ordinary, routine litigation incidental to the business of present and former operations or immaterial to our financial condition, results of operations or cash flows.

      Certain of our subsidiaries are defendants or plaintiffs in lawsuits that have arisen in the normal course of business. While certain of these matters involve substantial amounts, it is management’s opinion, based on the advice of counsel, that the ultimate resolution of such litigation and environmental matters will not have a material adverse effect on our financial condition, results of operations or cash flows.

      In June 1998, we acquired Zurn, which itself owned various subsidiaries. Zurn is one of our wholly-owned subsidiaries. Zurn, along with many other unrelated companies, is a co-defendant in numerous asbestos related lawsuits pending in the U.S. Plaintiffs’ claims primarily allege personal injuries allegedly caused by exposure to asbestos used primarily in industrial boilers formerly manufactured by a segment of Zurn that has been presented as a discontinued operation. Zurn did not manufacture asbestos or asbestos components but purchased it from other suppliers.

      As of September 30, 2003, the number of asbestos claims pending against Zurn was approximately 59,000. These 59,000 claims were included in approximately 5,600 lawsuits, in which Zurn and an average of 100 other companies are named as defendants, and in which cumulatively allege damages of approximately $12 billion against all defendants. Asbestos claims pending against Zurn as of

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 — Commitments and Contingencies (Continued)

September 30, 2002 and September 30, 2001 were approximately 65,000 and 52,000, respectively. Asbestos claims filed against Zurn, and settled unfiled claims treated as if filed, for the years ended September 30, 2003, 2002 and 2001 were approximately 32,400, 31,000 and 33,500, respectively.

      Since Zurn received its first asbestos claim in the 1980s, Zurn has settled, agreed to settle or otherwise disposed of approximately 84,000 asbestos claims including dismissals of approximately 6,400 of such claims through September 30, 2003. During the fiscal year ended September 30, 2003 and as of such date, settlements paid and/or pending payment amounted to approximately 45,000 claims and approximately 3,000 claims were dismissed and/ or pending dismissal. During the fiscal year ended September 30, 2002 and as of such date, settlements paid and/ or pending payment amounted to approximately 20,000 claims (including approximately 4,000 unfiled claims) and approximately 3,000 claims were dismissed and/ or pending dismissal. Finally, during the fiscal year ended September 30, 2001 and as of such date, settlements paid and/ or pending payment amounted to approximately 17,000 claims and approximately 1,000 claims were dismissed and/ or pending dismissal. Zurn’s insurers have paid or have agreed to pay all settlement costs relating to these claims. Defense costs are currently being paid by Zurn’s insurers without eroding the coverage amounts of its insurance policies, although a few policies that will be accessed in the future may count defense costs toward aggregate limits.

      At September 30, 2003, Zurn and its actuarial consultant estimated that its potential liability for asbestos claims pending against it and for claims estimated to be filed through 2013 is approximately $160 million. This accrual comprises (i) approximately $8 million in claims that had been settled but unpaid as of September 30, 2003; (ii) approximately $36 million in proposed settlements of pending and future claims; and (iii) approximately $116 million for other future claims. At September 30, 2002, it was estimated that Zurn’s potential liability for asbestos claims pending against it and for claims estimated to be filed through 2012 was approximately $145 million. This estimate was comprised of (i) $10 million in claims that had been settled but unpaid as of September 30, 2002; (ii) $58 million in proposed settlements of pending and future claims; and (iii) $77 million for other future claims. These estimates are based on the current and anticipated number of future asbestos claims, the timing and amounts of asbestos payments, the status of ongoing litigation and the potential impact of defense strategies and settlement initiatives. However, there are inherent uncertainties involved in estimating both the number of future asbestos claims as well as future settlement costs, and the actual liability could exceed Zurn’s estimate due to changes in law and other factors beyond their control.

      Zurn’s present estimate of its asbestos liability assumes (i) its recent vigorous defense strategy will enable it to reduce both its claim frequency and claim severity in the future; (ii) approximately 178,000 other future asbestos claims; and (iii) its insurers will continue to pay defense costs without eroding the coverage amounts of its insurance policies. While Zurn believes there is evidence, in recent claims settlements, for such an impact of a successful defense strategy, if the defense strategy ultimately is not successful, to the extent assumed by Zurn, the severity and frequency of asbestos claims could increase substantially above Zurn’s estimates. Further, while Zurn’s current asbestos liability is based on an estimate of claims through 2013, such liability may continue beyond 2013, and such liability could be substantial.

      Zurn’s analysis of its available insurance to cover its potential asbestos liability as of September 30, 2003 is approximately $314 million. This total includes the remaining limits of $68 million in insurance coverage under certain excess policies which were a subject of a settlement of an action commenced by Zurn in the U.S. District Court of the Western District of Pennsylvania which sought, among other things, a declaration that the insurance coverage limits of certain excess policies provided $68 million in coverage. As part of the settlement, Zurn agreed to pay its insurer $5.0 million over four years. The first payment in

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 — Commitments and Contingencies (Continued)

the sum of $1.25 million was paid in March 2003, and we have secured the balance of the obligation with a letter of credit in the amount of $1.25 million.

      Zurn believes, based on its experience in defending and dismissing such claims and the approximately $314 million of insurance coverage available, that it has sufficient insurance to cover the pending and reasonably estimable future claims. This conclusion was reached after considering Zurn’s experience in asbestos litigation, the insurance payments made to date by Zurn’s insurance carriers, existing insurance policies, the industry ratings of the insurers and the advice of insurance coverage counsel with respect to applicable insurance coverage law relating to the terms and conditions of those policies. However, there is no assurance that this amount of insurance will ultimately be available or that Zurn’s asbestos liabilities will not ultimately exceed this amount. Factors that could cause a decrease in the amount of available coverage include insolvencies of one or more of Zurn’s carriers, changes in law governing the policies and potential disputes with the carriers on the scope of coverage. After review of the foregoing with Zurn and its consultants, we believe that the resolution of Zurn’s pending and reasonably estimable asbestos claims will not have a material adverse effect on our financial condition, results of operations or cash flows.

Note 12 — Segment Information

      With the completion of our 2001 and 2003 Disposal Plans, which eliminated the Lighting and Lawn & Garden segments, we have largely completed our transformation into an operating company. We redefined our business segments in 2003 to reflect changes made to our management structure and the way we evaluate our businesses. We currently operate as three business segments, consisting of a Bath Products segment, a Plumbing Products segment and a Rexair segment. Our Bath Products segment manufactures whirlpool baths, spas, showers, sanitary ware, including sinks and toilets, and bathtubs for the residential construction and remodeling markets. Our Plumbing Products segment manufactures professional grade drainage, water control, commercial brass and PEX piping products for the commercial and institutional construction, renovation and facilities maintenance markets. Our Rexair segment manufactures premium vacuum cleaner systems that are sold in the direct sales retail channel. The Bath Products segment and Plumbing Products segment were previously reported by management as the Bath & Plumbing segment. Prior period results have been restated to reflect these changes in our segments, as well as the discontinuance of the businesses in the 2003 Disposal Plan.

      The financial information of our segments is regularly evaluated by the corporate operating executives in determining resource allocation and assessing performance and is periodically reviewed by our Board of Directors. We evaluate the performance of each business segment based on its operating results and, other than general corporate expenses, allocate specific corporate overhead to each segment. The same accounting policies are used throughout the organization (see Note 2).

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 — Segment Information (Continued)

      The following is a summary of our financial information by segment, reconciled to our consolidated totals.

	Bath	Plumbing			Consolidated
	Products	Products	Rexair	Corporate	Total

	(in millions)
Net Sales
2003	$813.9	$276.6	$102.1	$—	$1,192.6
2002	711.9	257.8	98.6	—	1,068.3
2001(3)	721.5	272.4	13.3	—	1,007.2
Operating Income (Loss)(1)
2003	$7.4	$62.1	$26.6	$(14.9)	$81.2
2002	26.7	51.3	27.4	(11.0)	94.4
2001(3)	(75.7)	48.7	2.9	(5.5)	(29.6)
Capital Expenditures
2003	$14.5	$1.7	$2.9	$0.1	$19.2
2002	11.6	2.1	1.3	—	15.0
2001	16.8	3.0	0.2	0.3	20.3
Depreciation and Amortization
2003	$14.5	$5.8	$3.5	$0.8	$24.6
2002	14.0	5.4	4.2	2.5	26.1
2001(3)	20.4	12.0	0.5	3.1	36.0
Assets(2)
2003	$612.5	$163.9	$156.6	$403.8	$1,336.8
2002	475.7	284.9	158.2	763.8	1,682.6

(1)	Operating income (loss) for the Bath Products segment includes restructuring, impairment and other charges of $14.6 million, $2.5 million, and $100.2 million in 2003, 2002 and 2001, respectively (see Note 5). Operating income (loss) for the Plumbing Products segment includes restructuring and other charges of $1.3 million, and $4.8 million in 2002 and 2001, respectively (see Note 5) and $8.6 million in sales in 2003 related to the sale of a license for certain technology that had been the subject of patent litigation.

(2)	Corporate assets include assets held for sale of $16.8 million and $244.5 million for 2003 and 2002, respectively.

(3)	Rexair was re-acquired on August 15, 2001.

      Aside from the operating income (loss) amounts noted above, our income from continuing operations includes interest income and expense, other income and expense items and income taxes, none of which are included in our measurement of segment operating profit. Corporate includes pension income of $13.4 million, $17.1 million and $17.0 million for 2003, 2002 and 2001, respectively. Corporate assets consist primarily of real property, assets held for sale, escrow deposits, cash and cash equivalents and other investments.

      Our operations are principally located in North America and Europe and to a lesser extent, in other regions of the world. Our country of domicile is the United States. Export sales represented 8%, 7% and

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 — Segment Information (Continued)

4% of total sales for 2003, 2002 and 2001, respectively. Principal international markets served include Europe, South America, Canada and Asia.

      The following table presents summarized financial information by geographic area:

	For the Fiscal Years Ended
	September 30,

	2003	2002	2001

	(in millions)
Net Sales
United States	$884.0	$802.8	$761.4
United Kingdom	191.0	154.8	126.7
Other foreign	117.6	110.7	119.1

Total Net Sales	$1,192.6	$1,068.3	$1,007.2

Operating Income (Loss)(1)
United States	$48.2	$63.6	$2.0
United Kingdom	11.2	6.6	(59.1)
Other foreign	21.8	24.2	27.5

Total Operating Income (Loss)	$81.2	$94.4	$(29.6)

Long-lived Assets (at period end)
United States	$374.7	$381.7
United Kingdom	88.6	84.3
Other foreign	10.3	9.1

Total Long-lived Assets	$473.6	$475.1

(1)	Operating income for the year ended September 30, 2003 includes impairment, restructuring and other charges of $19.9 million, all of which relate to operations in the United States. Also included in 2003 are $8.6 million of sales related to the sale of a license for certain technology that had been the subject of patent litigation. Operating income for the year ended September 30, 2002 includes restructuring and other charges of $7.2 million related to operations in the United States. The operating loss for the year ended September 30, 2001 includes goodwill impairment charges of $100.2 million, of which $60.8 million relates to operations in the U.K. and $39.4 million relates to operations in the United States. Corporate expenses are included in the United States.

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 — Quarterly Financial Data (Unaudited)

      Summarized quarterly financial information for the fiscal years ended September 30, 2003 and 2002 is as follows (in millions, except per share amounts):

	For the Fiscal 2003 Quarters Ended				For the Fiscal 2002 Quarters Ended

	Dec. 31	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30

Net sales	$265.9	$283.8	$315.5	$327.4	$237.8	$254.4	$289.9	$286.2
Gross profit	81.0	90.9	94.1	92.2	72.0	79.5	95.3	89.6
Income (loss) from continuing operations	14.3	5.7	5.5	(15.4)	(5.2)	2.0	4.5	30.6
Net income (loss)	13.5	(33.4)	5.1	(16.3)	(7.2)	2.9	21.8	23.4
Income (loss) per basic common share:
Continuing operations	$0.19	$0.08	$0.07	$(0.21)	$(0.07)	$0.03	$0.06	$0.41
Net income (loss)	0.18	(0.45)	0.07	(0.22)	(0.10)	0.04	0.29	0.31
Income (loss) per diluted common share:
Continuing operations	$0.19	$0.08	$0.07	$(0.21)	$(0.07)	$0.03	$0.06	$0.41
Net income (loss)	0.18	(0.45)	0.07	(0.22)	(0.10)	0.04	0.29	0.31

      The quarter ended March 31, 2003 includes a $39.9 million charge to reduce the carrying value of our swimming pool & equipment, hearth and water systems businesses to their net realizable value pursuant to our 2003 Disposal Plan. It also includes after tax revenues of $5.3 million related to the sale of a license for certain technology that had been the subject of patent litigation. The quarter ended September 30, 2003 includes debt issuance and other financing costs of $11.7 million, after tax. It also includes impairment, restructuring and other charges of $7.1 million, after tax. The results for the quarter ended June 30, 2002 includes income from discontinued operations of $15.0 million, as we decreased the estimated loss on disposal related to our 2001 Disposal Plan. The results for the quarter ended September 30, 2002 includes a net tax benefit of $27.1 million largely attributable to benefits realized from completion of certain asset sales and changes in the tax laws regarding the utilization of loss carrybacks as well as a charge to discontinued operations of $7.2 million as a result of reduced proceeds from the sale of SiTeco.

Note 14 — Supplemental Joint Issuer and Guarantor Financial Information

      The following represents the supplemental consolidating condensed financial statements of Jacuzzi Brands, Inc. (“JBI”), which is the issuer of our New Notes, the subsidiaries which are guarantors of the New Notes and our subsidiaries which are not guarantors of the New Notes as of September 30, 2003 and September 30, 2002 and for each of the three years in the period ended September 30, 2003. Certain of our existing and future domestic restricted subsidiaries guarantee the New Notes, jointly and severally, on a senior basis. The New Notes are secured by a first-priority lien on and security interest in substantially all of our domestic real property, plant and equipment (referred to as Notes Collateral). The New Notes are also secured by a second-priority lien on and security interest in the Bank Collateral (see Note 6). Separate consolidated financial statements of each guarantor are not presented, as we have determined that they would not be material to investors.

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14 — Supplemental Joint Issuer and Guarantor Financial Information (Continued)

	For the Fiscal Year Ended September 30, 2003

		Combined	Combined
		Guarantor	Non-Guarantor
	JBI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(in millions)
Net sales	$—	$900.9	$296.5	$(4.8)	$1,192.6
Operating costs and expenses:
Cost of products sold	—	633.3	205.9	(4.8)	834.4
Selling, general and administrative expenses	9.0	190.1	58.9	—	258.0
Impairment, restructuring and other charges	8.5	10.5	—	—	19.0

Operating (loss) income	(17.5)	67.0	31.7	—	81.2
Interest expense	(44.3)	(15.4)	(1.0)	—	(60.7)
Interest income	0.6	1.0	0.5	—	2.1
Intercompany interest (expense) income, net	(17.2)	22.9	(5.7)	—	—
Equity in earnings (losses) of investees, net	129.0	8.5	—	(137.5)	—
Minority interest (expense) income	(61.6)	61.6	—	—	—
Other expense, net	(10.0)	(16.8)	0.3	—	(26.5)
Other intercompany income (expense), net	0.3	10.8	(11.1)	—	—

(Loss) income before income taxes and discontinued operations	(20.7)	139.6	14.7	(137.5)	(3.9)
Benefit from (provision for) income taxes	30.8	(10.6)	(6.2)	—	14.0

Income (loss) from continuing operations	10.1	129.0	8.5	(137.5)	10.1
(Loss) income from discontinued operations	(41.2)	(41.2)	(26.0)	67.2	(41.2)

Net (loss) income	$(31.1)	$87.8	$(17.5)	$(70.3)	$(31.1)

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14 — Supplemental Joint Issuer and Guarantor Financial Information (Continued)

	For the Fiscal Year Ended September 30, 2002

		Combined	Combined
		Guarantor	Non-Guarantor
	JBI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(in millions)
Net sales	$—	$820.1	$253.7	$(5.5)	$1,068.3
Operating costs and expenses:
Cost of products sold	—	567.8	169.6	(5.5)	731.9
Selling, general and administrative expenses	20.4	162.8	51.6	—	234.8
Impairment, restructuring and other charges	—	7.2	—	—	7.2

Operating (loss) income	(20.4)	82.3	32.5	—	94.4
Interest expense	(36.7)	(37.1)	(0.9)	—	(74.7)
Interest income	3.0	0.9	0.7	—	4.6
Intercompany interest (expense) income, net	(12.1)	16.5	(4.4)	—	—
Management fee income (expense)	73.2	(73.2)	—	—	—
Equity in earnings (losses) of investees, net	8.0	15.7	—	(23.7)	—
Minority interest income (expense)	19.7	(19.7)	—	—	—
Other expense, net	(7.6)	(7.5)	(0.4)	—	(15.5)

Income (loss) before income taxes and discontinued operations	27.1	(22.1)	27.5	(23.7)	8.8
Benefit from (provision for) income taxes	4.8	30.1	(11.8)	—	23.1

Income (loss) from continuing operations	31.9	8.0	15.7	(23.7)	31.9
Income (loss) from discontinued operations	9.0	9.0	20.1	(29.1)	9.0

Net income (loss)	$40.9	$17.0	$35.8	$(52.8)	$40.9

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14 — Supplemental Joint Issuer and Guarantor Financial Information (Continued)

	For the Fiscal Year Ended September 30, 2001

		Combined	Combined
		Guarantor	Non-Guarantor
	JBI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(in millions)
Net sales	$—	$782.3	$229.6	$(4.7)	$1,007.2
Operating costs and expenses:
Cost of products sold	—	566.7	148.7	(4.7)	710.7
Selling, general and administrative expenses	22.1	152.1	51.7	—	225.9
Impairment, restructuring and other charges	—	39.4	60.8	—	100.2

Operating (loss) income	(22.1)	24.1	(31.6)	—	(29.6)
Interest expense	(43.3)	(43.3)	(0.9)	—	(87.5)
Interest income	23.3	0.6	1.3	—	25.2
Intercompany interest (expense) income, net	(28.0)	41.0	(13.0)	—	—
Management fee income (expense)	72.3	(72.3)	—	—	—
Equity in (losses) earnings of investees, net	(11.0)	(53.3)	—	62.9	(1.4)
Minority interest income (expense)	(61.6)	61.6	—	—	—
Other expense, net	(74.4)	(4.9)	(0.5)	—	(79.8)

(Loss) income before income taxes, discontinued operations and cumulative effect of accounting change	(144.8)	(46.5)	(44.7)	62.9	(173.1)
(Provision for) benefit from income taxes	(21.6)	35.8	(6.8)	—	7.4

(Loss) income from continuing operations	(166.4)	(10.7)	(51.5)	62.9	(165.7)
(Loss) income from discontinued operations	(340.8)	(340.8)	(67.6)	408.4	(340.8)
Cumulative effect of accounting change, net	—	(0.3)	(0.4)	—	(0.7)

Net (loss) income	$(507.2)	$(351.8)	$(119.5)	$471.3	$(507.2)

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14 — Supplemental Joint Issuer and Guarantor Financial Information (Continued)

	At September 30, 2003

		Combined	Combined
		Guarantor	Non-Guarantor
	JBI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$0.2	$2.9	$28.1	$—	$31.2
Trade receivables, net	—	143.9	85.7	—	229.6
Inventories	—	127.6	37.4	—	165.0
Deferred income taxes	27.9	(12.4)	—	—	15.5
Assets held for sale	—	11.9	4.9	—	16.8
Other current assets	3.2	12.0	14.9	—	30.1

Total current assets	31.3	285.9	171.0	—	488.2
Property, plant and equipment, net	0.5	84.3	44.9	—	129.7
Pension assets	148.3	—	—	—	148.3
Insurance for asbestos claims	—	160.0	—	—	160.0
Goodwill	—	229.2	53.9	—	283.1
Other intangibles, net	—	60.8	—	—	60.8
Other non-current assets	28.7	37.9	0.1	—	66.7
Investment in subsidiaries/Intercompany receivable (payable), net	568.7	829.1	160.6	(1,558.4)	—

Total assets	$777.5	$1,687.2	$430.5	$(1,558.4)	$1,336.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$—	$23.5	$—	$23.5
Current maturities of long-term debt	23.9	1.3	—	—	25.2
Trade accounts payable	—	56.0	46.3	—	102.3
Income taxes payable	2.2	8.0	0.6	—	10.8
Liabilities associated with assets held for sale	—	6.4	2.3	—	8.7
Accrued expenses and other current liabilities	27.9	79.7	28.6	—	136.2

Total current liabilities	54.0	151.4	101.3	—	306.7
Long-term debt	445.0	6.4	—	—	451.4
Minority interest	—	91.5	—	(91.5)	—
Deferred income taxes	(6.2)	31.9	0.5	—	26.2
Asbestos claims	—	160.0	—	—	160.0
Other liabilities	29.0	89.0	18.8	—	136.8

Total liabilities	521.8	530.2	120.6	(91.5)	1,081.1
Stockholders’ equity	255.7	1,157.0	309.9	(1,466.9)	255.7

Total liabilities and stockholders’ equity	$777.5	$1,687.2	$430.5	$(1,558.4)	$1,336.8

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14 — Supplemental Joint Issuer and Guarantor Financial Information (Continued)

	At September 30, 2002

		Combined	Combined
		Guarantor	Non-Guarantor
	JBI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$0.3	$11.0	$20.8	$—	$32.1
Restricted cash collateral accounts	142.9	—	—	—	142.9
Trade receivables, net	—	130.6	79.2	—	209.8
Inventories	—	130.3	33.4	—	163.7
Deferred income taxes	47.0	(16.0)	—	—	31.0
Assets held for sale	—	52.7	191.8	—	244.5
Income taxes receivable	37.2	1.3	(1.0)		37.5
Other current assets	5.8	11.9	6.3	—	24.0

Total current assets	233.2	321.8	330.5	—	885.5
Restricted cash collateral accounts	15.4	—	—	—	15.4
Property, plant and equipment, net	0.6	90.0	40.4	—	131.0
Pension assets	70.9	65.1	—	—	136.0
Insurance for asbestos claims	—	145.0	—	—	145.0
Goodwill	—	229.2	52.9	—	282.1
Other intangibles, net	—	62.0	—	—	62.0
Other non-current assets	5.8	13.8	6.0	—	25.6
Investment in subsidiaries/Intercompany receivable (payable), net	445.3	982.0	(112.6)	(1,314.7)	—

Total assets	$771.2	$1,908.9	$317.2	$(1,314.7)	$1,682.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$—	$15.3	$—	$15.3
Current maturities of long-term debt	198.0	77.9	—	—	275.9
Trade accounts payable	—	55.9	38.8	—	94.7
Liabilities associated with assets held for sale	—	4.7	74.8	—	79.5
Accrued expenses and other current liabilities	32.2	77.3	18.6	—	128.1

Total current liabilities	230.2	215.8	147.5	—	593.5
Long-term debt	241.0	275.9	—	—	516.9
Minority interest	—	153.1	—	(153.1)	—
Deferred income taxes	5.2	34.9	1.5	—	41.6
Asbestos claims	—	145.0	—	—	145.0
Other liabilities	40.4	76.5	14.3	—	131.2

Total liabilities	516.8	901.2	163.3	(153.1)	1,428.2
Stockholders’ equity	254.4	1,007.7	153.9	(1,161.6)	254.4

Total liabilities and stockholders’ equity	$771.2	$1,908.9	$317.2	$(1,314.7)	$1,682.6

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14 — Supplemental Joint Issuer and Guarantor Financial Information (Continued)

	For the Fiscal Year Ended September 30, 2003

		Combined	Combined
		Guarantor	Non-Guarantor
	JBI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(in millions)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$6.6	$25.8	$42.5	$—	$74.9
INVESTING ACTIVITIES:
Proceeds from sale of businesses	—	107.1	13.4	—	120.5
Purchases of property, plant and equipment	(0.1)	(15.1)	(4.0)	—	(19.2)
Proceeds from sale of property, plant and equipment	—	0.2	—	—	0.2
Proceeds from sale of excess real estate	—	11.1	—	—	11.1
Net transfers with subsidiaries	(161.0)	49.0	—	112.0	—

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(161.1)	152.3	9.4	112.0	112.6
FINANCING ACTIVITIES:
Proceeds from long-term debt	127.0	—	—	—	127.0
Repayment of long-term debt	(227.2)	(222.1)	—	—	(449.3)
Deposits into restricted cash collateral accounts	(66.5)	—	—	—	(66.5)
Withdrawals from restricted cash collateral accounts	224.3	—	—	—	224.3
Proceeds from issuance of New Notes	380.0	—	—	—	380.0
Redemption of Old Notes	(250.0)	(125.0)	—	—	(375.0)
Payment of debt issuance and other financing costs	(33.2)	(12.4)	—	—	(45.6)
Proceeds from notes payable, net	—	—	7.2	—	7.2
Net transfers with parent	—	161.0	(49.0)	(112.0)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	154.4	(198.5)	(41.8)	(112.0)	(197.9)
Effect of exchange rate changes on cash and cash equivalents	—	12.3	(2.8)	—	9.5

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(0.1)	(8.1)	7.3	—	(0.9)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	0.3	11.0	20.8	—	32.1

CASH AND CASH EQUIVALENTS AT END OF YEAR	$0.2	$2.9	$28.1	$—	$31.2

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14 — Supplemental Joint Issuer and Guarantor Financial Information (Continued)

	For the Fiscal Year Ended September 30, 2002

		Combined	Combined
		Guarantor	Non-Guarantor
	JBI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(in millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(50.5)	$89.0	$33.6	$—	$72.1
INVESTING ACTIVITIES:
Proceeds from sale of businesses	—	368.8	19.4	—	388.2
Proceeds from sale of Strategic notes	105.9	—	—	—	105.9
Purchases of property, plant and equipment	—	(9.2)	(5.8)	—	(15.0)
Proceeds from sale of property, plant and equipment	—	1.4	0.1	—	1.5
Proceeds from sale of excess real estate	—	0.5	—	—	0.5
Other investing activities, net	—	1.3	—	—	1.3
Net transfers with subsidiaries	123.0	84.0	—	(207.0)	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	228.9	446.8	13.7	(207.0)	482.4
FINANCING ACTIVITIES:
Proceeds from long-term debt	67.2	5.3	—	—	72.5
Repayment of long-term debt	(125.0)	(373.3)	—	—	(498.3)
Deposits into restricted cash collateral accounts	(108.3)	(44.4)	—	—	(152.7)
Payment of debt issuance and other financing costs	(12.2)	—	—	—	(12.2)
Proceeds from notes payable, net	—	—	2.6	—	2.6
Net transfers with parent	—	(123.0)	(84.0)	207.0	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(178.3)	(535.4)	(81.4)	207.0	(588.1)
Effect of exchange rate changes on cash and cash equivalents	0.5	—	—	—	0.5

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	0.6	0.4	(34.1)	—	(33.1)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	(0.3)	10.6	54.9	—	65.2

CASH AND CASH EQUIVALENTS AT END OF YEAR	$0.3	$11.0	$20.8	$—	$32.1

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14 — Supplemental Joint Issuer and Guarantor Financial Information (Continued)

	For the Fiscal Year Ended September 30, 2001

		Combined	Combined
		Guarantor	Non-Guarantor
	JBI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(in millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(4.0)	$82.9	$34.7	$—	$113.6
INVESTING ACTIVITIES:
Proceeds from sale of businesses	—	—	7.5	—	7.5
Purchases of property, plant and equipment	(0.3)	(14.7)	(5.3)	—	(20.3)
Proceeds from sale of property, plant and equipment	—	4.4	1.1	—	5.5
Proceeds from sale of excess real estate	—	3.2	—	—	3.2
Other investing activities, net	—	(0.7)	—	—	(0.7)
Net transfers with subsidiaries	45.8	(20.7)	—	(25.1)	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	45.5	(28.5)	3.3	(25.1)	(4.8)
FINANCING ACTIVITIES:
Proceeds from long-term debt	1,297.2	247.4	—	—	1,544.6
Repayment of long-term debt	(1,265.3)	(247.7)	(1.9)	—	(1,514.9)
Deposits into restricted cash collateral accounts	(4.4)	—	—	—	(4.4)
Payment of debt issuance and other financing costs	(19.1)	—	—	—	(19.1)
Repayment of notes payable, net	—	—	(13.4)	—	(13.4)
Payment of dividends	(7.7)	—	—	—	(7.7)
Proceeds from exercise of stock options	0.3	—	—	—	0.3
Purchase of treasury stock	(43.1)	—	—	—	(43.1)
Other financing activities, net	—	(0.9)	—	—	(0.9)
Net transfers with parent	—	(45.8)	20.7	25.1	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(42.1)	(47.0)	5.4	25.1	(58.6)
Effect of exchange rate changes on cash and cash equivalents	0.2	—	(9.9)	—	(9.7)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(0.4)	7.4	33.5	—	40.5
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	0.1	3.2	21.4	—	24.7

CASH AND CASH EQUIVALENTS AT END OF YEAR	$(0.3)	$10.6	$54.9	$—	$65.2

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9a.	Controls and Procedures

      We carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for recording, processing and summarizing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Our management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature can provide only reasonable assurance regarding management’s control objectives. There has been no change in our internal control over financial reporting during our fourth fiscal quarter, identified in connection with the evaluation referred to above, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Information concerning our executive officers is set forth in Item 1 of this Annual Report on Form 10-K under the caption “Executive Officers.”

      Information with respect to our directors is incorporated herein by reference to the information “Election of Directors” in our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 2004 Annual Meeting of Stockholders to be held on February 11, 2004 (the “Proxy Statement”).

      Information required by Item 401(h) and 401(i) of Regulation S-K is incorporated herein by reference to the information under “Corporate Governance — Organization of the Board and its Committees” in the Proxy Statement.

      Information required by Item 405 of Regulation S-K is incorporated herein by reference to “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

      Information required by Item 406 of Regulation S-K is incorporated herein by reference to the information under the caption “Code of Ethics” in the Proxy Statement.

Item 11.	Executive Compensation

      Information with respect to executive compensation is incorporated herein by reference to the information under the caption “Executive Officer Compensation” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the information under the caption “Ownership of Common Stock” in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

      None.

Item 14.	Principal Accounting Fees and Services

      Information with respect to principal accounting fees and services is incorporated herein by reference to the information under the caption “Independent Public Accountants” in the Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following documents are filed as a part of this report:

1. The financial statements listed in Item 8.

2. The financial statement schedule consists of the following:

II. Valuation and Qualifying Accounts

3. The exhibits listed in the “Index to Exhibits.”

(b)	Reports on Form 8-K. The following reports on Form 8-K were furnished during the fiscal quarter ended September 27, 2003:

1.	A Current Report on Form 8-K was furnished on July 1, 2003, responsive to Item 9 regarding the Company’s discussion with the Securities and Exchange Commission regarding the accounting policy for Rexair distributor network

2.	A Current Report on Form 8-K was furnished on August 13, 2003, responsive to Item 9 and Item 12 regarding the Company’s financial results for the third quarter of fiscal 2003.

      (c) Exhibits

INDEX TO EXHIBITS

Exhibit
Number		Exhibit

3	.1(a)	Form of Amended and Restated Certificate of Incorporation (filed as part of our Registration Statement No. 333-47101 on Form S-4 (the “1998 S-4”), as Appendix B-1 to the Joint Proxy Statement/Prospectus (the “Merger Proxy”) included therein)*
3	.1(b)	Form of Certificate of Designations of Series A Junior Preferred Stock (filed as Exhibit (c) within the Rights Agreement filed as Exhibit (4) to our Report on Form 8-K filed October 16, 1998)*
3.2		Amended and Restated By-laws of our company (filed as Exhibit 3(ii) to the Form 10-Q filed Feb 16, 1999)*
4.1		Specimen form of certificate representing shares of Common Stock of U.S. Industries, Inc. (filed as Exhibit 4.1 to the Form 10 filed April 20, 1995 (the “Form 10”))*
4.2		Indenture dated July 15, 2003, between the Company as Issuer and Wilmington Trust Company as Trustee (filed as Exhibit 4.1 to our Report on Form 8-K filed on August 12, 2003)*
10.1		Subscription Agreement, dated May 31, 1995, between Hanson PLC and USI Atlantic (filed as Exhibit 10.10 to the 1995 10-K)*
10.2		Tax Sharing and Indemnification Agreement, dated May 30, 1995, among HM Anglo-American Ltd., HM Holdings, Inc., Endicott Johnson Corporation, Kidde Industries, Inc., HMB Holdings Inc., Kaiser Cement Corporation, Spartus Corporation, USI Atlantic and USIAH (Filed as Exhibit 10.14 to the 1995 10-K)*
10.3		Tax Sharing and Indemnification Agreement, dated May 30, 1995, among HM Anglo-American Ltd., Quantum Chemical Corporation, Endicott Johnson Corporation, Spartus Corporation, USI Atlantic and USIAH (Filed as Exhibit 10.15 to the 1995 10-K)*
10.4		Amended and Restated Securities Purchase Agreement, dated as of March 24, 2000, by and among U.S. Industries, Inc., JUSI Holdings, Inc., Strategic Industries, LLC and Automotive Interior Products LLC (filed as Exhibit 10.1 to our Report on Form 8-K filed April 10, 2000)*
10.5		Indemnification Agreement, dated as of March 24, 2000, by and among Strategic Industries, LLC, U.S. Industries, Inc. and JUSI Holdings, Inc. (filed as Exhibit 10.2 to our Report on Form 8-K filed April 10, 2000)*
10.6		Amended and Restated Subscription Agreement, dated as of March 24, 2000, by and among U.S. Industries, Inc., JUSI Holdings, Inc., Strategic Industries, LLC, Strategic Industries, Inc. and Automotive Interior Products LLC (filed as Exhibit 10.3 to our Report on Form 8-K filed April 10, 2000)*
10.7		Rexair Indemnification Agreement, dated as of March 24, 2000, by and among U.S. Industries, Inc., JUSI Holdings, Inc., Strategic Industries, LLC and Strategic Industries, Inc. (filed as Exhibit 10.4 to our Report on Form 8-K filed April 10, 2000)*
10.8		Amendment and Waiver dated as of February 16, 2001, by and among U.S. Industries, Inc., USI Global Corp., USI American Holdings, Inc., USI Atlantic Corp., Bank of America Securities, LLC, Bank of America, N.A. and the several banks, financial institutions and other institutional lenders named therein (filed as Exhibit 10.1 to our Report on Form 10-Q filed May 15, 2001)*
10.9		Amendment dated as of February 16, 2001, by and among U.S. Industries, Inc., USI Global Corp., USI American Holdings, Inc., USI Atlantic Corp. and Bank of America, N.A. (filed as Exhibit 10.2 to our Report on Form 10-Q filed May 15, 2001)*
10	.10(a)	Employment Agreement dated February 22, 1995 between our company and David H. Clarke (filed as Exhibit 10.9 to the Form 10)*
10	.10(b)	First Amendment, dated June 12, 1995, to the Employment Agreement dated February 22, 1995 between our company and David H. Clarke (filed as Exhibit 10.19(b) to the 1995 10-K)*

Exhibit
Number		Exhibit

10	.11(a)	Restated Employment Agreement dated June 17, 1998 between our company and Dorothy E. Sander (filed as Exhibit 10.8 to the 1998 10-K)*
10	.11(b)	Amendment dated September 1, 1999 to the Employment Agreement between our company and Dorothy E. Sander (filed as Exhibit 10.1 to our Report on Form 10-Q filed on May 7, 2003)*
10	.12(a)	Employment Agreement by and between our company and Allan D. Weingarten, dated as of January 23, 2001 (filed as Exhibit 10.8 to our 10-Q filed May 15, 2001)*
10	.12(b)	Amendment dated June 5, 2002 to the Employment Agreement between our company and Allan D. Weingarten (filed as Exhibit 10.18(b) to our Form 10-K filed on December 24, 2002)*
10	.13(a)	Employment Agreement by and between our company and Francisco V. Puñal, dated as of December 15, 2001 (filed as Exhibit 10.9 to our 10-Q filed May 15, 2001)*
10	.13(b)	Amendment dated May 1, 2001 to the Employment Agreement between our company and Francisco V. Puñal (filed as Exhibit 10.19(b) to our Form 10-K filed on December 24, 2002)*
10.14		Letter Agreement dated July 23, 2001 by and between our company and James O’Leary amending the Restated Employment Agreement dated September 1, 1999 (filed as Exhibit 10.1 to the Form 10-Q filed August 17, 2001)*
10.15		Amended U.S. Industries, Inc. Stock Option Plan, as restated June 11, 1998 (filed as Exhibit 10.9 to the 1998 10-K)*
10.16		U.S. Industries, Inc. Supplemental Retirement Plan (filed as Exhibit 10.14 to the Form 10)*
10.17		U.S. Industries, Inc. Restricted Stock Plan, as restated June 11, 1998 (filed as Exhibit 10.11 to the 1998 10-K)*
10.18		U.S. Industries, Inc. Long-Term Incentive Plan (filed as Exhibit 10.15 to the Form 10)*
10.19		Agreement and Plan of Merger, dated February 16, 1998, among U.S. Industries, Inc., USI Atlantic, Zurn Industries, Inc. and certain other parties named therein (included as Appendix A-1 to the Merger Proxy)*
10.20		Rights Agreement dated as of October 15, 1998 between our company and the Chase Manhattan Bank, as Rights Agent (filed as Exhibit (4) to our Report on Form 8-K filed October 16, 1998)*
10.21		Employment Agreement, dated January 2, 2001 between our company and Alan Schutzman (filed as Exhibit 10.31 to the 2001 10-K)*
10.22		First Amendment, dated September 11, 2001 to the Employment Agreement dated January 2, 2001 between our company and Alan Schutzman (filed as Exhibit 10.32 to the 2001 10-K)*
10.23		Stock and Asset Purchase Agreement dated as of December 21, 2001, by and among JUSI Holdings, Inc., Spear & Jackson plc, USI Global Corp., USI Canada Inc., U.S. Industries, Inc. and ATT Acquisition Co. (filed as Exhibit 10.33 to the 2001 10-K)*
10	.24(a)	Employment Agreement, March 31, 2000, of Steven C. Barre (filed as Exhibit 10.12(a) to the 2000 10-K)*
10	.24(b)	Letter Agreement, dated November 3, 2000 between our company and Steven C. Barre (filed as Exhibit 10.12(b) to the 2000 10-K)*
10	.24(c)	First Amendment, dated September 11, 2001, to the Employment Agreement dated March 31, 2001 between our company and Steven C. Barre (filed as Exhibit 10.34(c) to the 2001 10-K)*
10.25		Amendment No. 1 to the Stock and Asset Purchase Agreement dated as of January 14, 2002 among JUSI Holdings, Inc., Spear & Jackson plc, USI Global Corp., USI Canada Inc., U.S. Industries, Inc. and ATT Acquisition Co (filed as Exhibit 2.2 of our Report on Form 8-K filed on January 18, 2002)*

Exhibit
Number		Exhibit

10.26		Securities Purchase Agreement dated as of January 15, 2002 among U.S. Industries, Inc., JUSI Holdings, Inc., USI Global Corp., Strategic Industries, Inc., Strategic Finance Company, as agent, Strategic Finance, LLC, as agent, and other parties listed on the signature pages thereto (filed as Exhibit 2.3 of our Report on Form 8-K filed on January 18, 2002)*
10.27		Securities Purchase Agreement dated as of January 15, 2002 among U.S. Industries, Inc., Strategic Membership Company and Citicorp Venture Capital Equity Partners, L.P. (filed as Exhibit 2.4 of our Report on Form 8-K filed on January 18, 2002)*
10.28		Stock and Asset Purchase Agreement dated as of March 19, 2002 among U.S. Industries, Inc., JUSI Holdings, Inc., USI Canada Inc. and Hubbell Incorporated (filed as Exhibit 2.1 of our Report on Form 8-K filed on May 10, 2002)*
10.29		Amendment No. 1 to Stock and Asset Purchase Agreement dated as of April 26, 2002 among JUSI Holdings, Inc. and Hubbell Incorporated (filed as Exhibit 2.2 of our Report on Form 8-K filed on May 10, 2002)*
10.30		Escrow Agreement dated as of April 26, 2002 among U.S. Industries, Inc., JUSI Holdings, Inc. and Hubbell Incorporated (filed as Exhibit 2.3 of our Report on Form 8-K filed on May 10, 2002)*
10.31		Tax Sharing and Indemnification Agreement effective as of March 19, 2002 among U.S. Industries, Inc., JUSI Holdings, Inc., USI Canada Inc. and Hubbell Incorporated (filed as Exhibit 2.4 of our Report on Form 8-K filed on May 10, 2002)*
10.32		Termination Agreement and General Release dated May 10, 2002 by and between our company and James O’Leary (filed as Exhibit 10.1 to our 10-Q filed August 13, 2002)*
10.33		Amendment dated June 5, 2002 to the employment agreement dated as of January 23, 2001 by and between U.S. Industries, Inc. and Allan D. Weingarten (filed as Exhibit 10.2 to our 10-Q filed August 13, 2002)*
10.34		Stock and Asset Purchase Agreement dated as of May 17, 2002 by and among U.S. Industries, Inc., Eljer Plumbingware, Inc., Selkirk, Inc., Selkirk Canada U.S.A., Inc., Selkirk Canada, Inc., Selkirk Acquisition Partners, L.P. and Tinicum Capital Partners, L.P (filed as Exhibit 10.4 to our 10-Q filed August 13, 2002)*
10	.35(a)	Share Purchase Agreement dated as of August 2, 2002 among JUSI Holdings, Inc., U.S. Industries, Inc. and SiTeco Beteiligungs GmbH & Co KG (filed as Exhibit 2.1 to our Report on Form 8-K filed on October 24, 2002)*
10	.35(b)	Amendment Agreement dated as of August 2, 2002 among JUSI Holdings, Inc., U.S. Industries, Inc. and SiTeco Beteilingungs GmbH & Co KG (filed as Exhibit 2.2 to our Report on Form 8-K filed on October 24, 2002)*
10	.36(a)	Stock Purchase Agreement dated as of August 23, 2002 among USI Mayfair Limited and MegaPro Tools, Inc. and S and J Acquisition Corp. (filed as Exhibit 10.47(a) to our Report on Form 10-K filed on December 24, 2002)*
10	.36(b)	Stockholders Agreement dated as of September 6, 2002 among MegaPro Tools, Inc. and the stockholders party thereto (filed as Exhibit 10.47(b) to our Report on Form 10-K filed on December 24, 2002)*
10.37		Standstill Agreement dated as of December 5, 2002 between U.S. Industries, Inc., and Southeastern Asset Management, Inc. Subsidiaries of U.S. Industries, Inc. (filed as Exhibit 10.48 to our Report on Form 10-K filed on December 24, 2002)*
10.38		Standstill Agreement dated as of December 5, 2002 between U.S. Industries, Inc. and Southeastern Asset Management, Inc. (filed as Exhibit 10.48 to the Form 10-K filed on December 24, 2002)*
10.39		Agreement and General Release dated February 21, 2003 by and between the Company and Dorothy E. Sander (filed as Exhibit 10.1 to the Form 10-Q filed on May 7, 2003)

Exhibit
Number	Exhibit

10.40	Registration Rights Agreement, dated July 15, 2003, among the Company, and Credit Suisse First Boston LLC, Fleet Securities, Inc., Banc One Capital Markets, Inc. and Jefferies & Company, Inc (filed as Exhibit 10.1 to the Form 10-Q filed on August 12, 2003)*
10.41	Loan and Security Agreement dated July 15, 2003, among the Company and other subsidiaries of the Company as party thereto as Loan Parties, Fleet Capital Corporation, Fleet Securities, Inc., Credit Suisse First Boston, Bank One, NA and Silver Point Finance LLC (filed as Exhibit 10.2 to the Form 10-Q filed on August 12, 2003)*
10.42	Guaranty Agreement, dated July 15, 2003, among the Company and other subsidiaries of the Company as party thereto as Guarantors, Fleet Capital Corporation and Various Banks named therein (filed as Exhibit 10.3 to the Form 10-Q filed on August 12, 2003)*
10.43	Pledge Agreement, dated July 15, 2003, among the Company and other subsidiaries of the Company as party thereto as Pledgors, Fleet Capital Corporation and Various Banks named therein (filed as Exhibit 10.4 to the Form 10-Q filed on August 12, 2003)*
10.44	Intercreditor Agreement, dated July 15, 2003, by and among the Company and other subsidiaries of the Company as party thereto, Fleet Capital Corporation and Various Banks named therein and Wilmington Trust Company (filed as Exhibit 10.5 to the Form 10-Q filed on August 12, 2003)*
10.45	Class A Collateral Agreement, dated July 15, 2003, among the Company and other subsidiaries of the Company as party thereto as Grantors and Wilmington Trust Company as Collateral Agent (filed as Exhibit 10.6 to the Form 10-Q filed on August 12, 2003)*
10.46	Class B Collateral Agreement, dated July 15, 2003, among the Company and other subsidiaries of the Company as party thereto as Grantors and Wilmington Trust Company as Collateral Agent (filed as Exhibit 10.7 to the Form 10-Q filed on August 12, 2003)*
10.47	Class B Pledge Agreement, dated July 15, 2003, among the Company and other subsidiaries of the Company as party thereto as Pledgors and Wilmington Trust Company as Collateral Agent (filed as Exhibit 10.8 to the Form 10-Q filed on August 12, 2003)*
10.48	Collateral Agency Agreement, dated July 15, 2003, among the Company and other subsidiaries of the Company as party thereto, the Representatives and Unrepresented Holders as party thereto and Wilmington Trust Company, as Trustee and as Collateral Agent (filed as Exhibit 10.9 to the Form 10-Q filed on August 12, 2003)*
10.49	Employment Agreement by and between the Company and Donald C. Devine dated April 21, 2003 (filed as Exhibit 10.10 to the Form 10-Q filed on August 12, 2003)*
10.50	Employment Agreement by and between the Company and Jeffrey B. Park dated April 21, 2003 (filed as Exhibit 10.11 to the Form 10-Q filed on August 12, 2003)*
10.51	Charge over Shares Agreement between Jacuzzi Brands, Inc. and Fleet Capital Corporation dated October 16, 2003
10.52	Charge over Shares Agreement between Jacuzzi Brands, Inc. and Wilmington Trust Company dated October 16. 2003
10.53	First Amendment to Loan and Security Agreement among Jacuzzi Brands, Inc., the other borrowers named on the signature page thereto, Fleet Capital Corporation, Silver Point Finance LLC, the Revolving Credit Lenders named therein, and the Term Loan B Lenders named therein dated October 10, 2003
10.54	Supplement and First Amendment to Pledge Agreement among JBI Holdings Limited, the Pledgors party to the Pledge Agreement and Fleet Capital Corporation dated October 16, 2003
10.55	Supplement to Guaranty and Guarantor Security Agreement between JBI Holdings Limited and Fleet Capital Corporation dated October 16, 2003

Exhibit
Number	Exhibit

10.56	Supplement and First Amendment to Class B Pledge Agreement among JBI Holdings Limited, the Pledgors party to the Class B Pledge Agreement and Wilmington Trust Company dated October 16, 2003
10.57	Supplement to Class B Collateral Agreement among JBI Holdings Limited, the Grantors party to the Class B Collateral Agreement and Wilmington Trust Company dated October 16, 2003
10.58	Supplement indenture dated as of October 16, 2003 among JBI Holdings Limited, the Subsidiary Guarantors and Wilmington Trust Company
21.1	Subsidiaries of Jacuzzi Brands, Inc.
23.1	Consent of Ernst & Young LLP, Independent Certified Public Accountants
25.1	Separate Company Financial Statements
As described elsewhere herein, certain of our existing and future domestic restricted subsidiaries guarantee the 9.625% senior notes, jointly and severally, on a senior basis. These notes are secured by a first-priority lien on and security interest in substantially all of our domestic real property, plant and equipment (referred to as Notes Collateral). They are also secured by a second-priority lien on and security interest in the Bank Collateral, which consists of existing and future domestic subsidiaries and 65% of the capital stock of, or other equity interest in, existing and future first-tier foreign subsidiaries and substantially all of the other assets (other than the assets that constitute the Notes Collateral), in each case that are held by Jacuzzi Brands, Inc. or any of our subsidiary guarantors. Our legal structure utilizes subsidiary holding companies at various levels to hold the shares of its operating subsidiaries. The consolidated financial statements of five of our subsidiary holding companies are presented separately, as each entity constitutes a “substantial portion” of the collateral (within the meaning of the Security and Exchange Commission’s Regulation S-X Rule 3-16) for our 9.625% senior notes. Accordingly, the consolidated financial statements of USI Global Corporation, USI Mayfair Limited, Rexair, Inc., Zurn Industries, Inc. and JUSI Holdings, Inc. are included herein
31.1	Certification of principal executive officer required by Rule 13a — 14a of the Exchange Act
31.2	Certification of principal financial officer required by Rule 13a — 14a of the Exchange Act
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 19th day of December, 2003.

JACUZZI BRANDS, INC.

By:	/s/ DAVID H. CLARKE

David H. Clarke
Chairman of the Board and
Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, and on the date set forth above.

Signature	Title

/s/ DAVID H. CLARKE David H. Clarke	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ BRIAN C. BEAZER Brian C. Beazer	Director

/s/ WILLIAM E. BUTLER William E. Butler	Director

/s/ JOHN J. MCATEE, JR. John J. McAtee, Jr.	Director

/s/ THE HON. CHARLES H. PRICE II The Hon. Charles H. Price II	Director

/s/ SIR HARRY SOLOMON Sir Harry Solomon	Director

/s/ ROYALL VICTOR III Royall Victor III	Director

/s/ ROBERT R. WOMACK Robert R. Womack	Director

/s/ THOMAS B. WALDIN Thomas B. Waldin	Director

/s/ CLAUDIA E. MORF Claudia E. Morf	Director

/s/ JEFFREY B. PARK Jeffrey B. Park	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ FRANCISCO V. PUÑAL Francisco V. Puñal	Vice President and Controller (Principal Accounting Officer)

SCHEDULE II

JACUZZI BRANDS, INC

VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C	Column D	Column E

	Balance at	Additions —	Deductions —	Balance at
	Beginning	Charged to	Write-offs, Payments	End of
Description	of Period	Expense	and Other	Period

	(in millions)
Allowance for doubtful accounts:
2003	$8.4	$5.8	$(5.2)	$9.0
2002	8.1	3.3	(3.0)	8.4
2001	7.3	2.6	(1.8)	8.1

      All other schedules have been omitted because they are inapplicable, not required or the information is included elsewhere herein.