Form 10-Q
period 2004-01-03
JACUZZI BRANDS INC
filed 2004-02-12
CIK 1056874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 3, 2004

or

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
Yes ☒ No ☐

As of January 31, 2004, Jacuzzi Brands, Inc. had one class of common stock, of which 75,112,340 shares were outstanding.

JACUZZI BRANDS, INC.

INDEX

			Page
NOTE: Page numbers will be updated when Footnote 14 is complete.			No.

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Condensed Consolidated Statements of Income for the Three Months Ended December 31, 2003 and 2002	1

		Condensed Consolidated Balance Sheets as of December 31, 2003 and September 30, 2003	2

		Condensed Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2003 and 2002	3

		Notes to Condensed Consolidated Financial Statements	4

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

	Item 4.	Controls and Procedures	25

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	26

	Item 6.	Exhibits and Reports on Form 8-K	26

SIGNATURES			27

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

JACUZZI BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions except per share data)
(unaudited)

	Three Months Ended
	December 31,
	2003	2002
		(Restated)
Net sales	$303.8	$265.9
Operating costs and expenses:
Cost of products sold	211.7	184.9
Selling, general and administrative expenses	69.7	62.7
Restructuring charges	2.7	—

Operating income	19.7	18.3

Interest expense	(13.0)	(18.4)
Interest income	0.5	0.6
Other (expense) income, net	(0.7)	0.6

Income before income taxes	6.5	1.1
(Provision for) benefit from income taxes	(2.5)	13.2

Income from continuing operations	4.0	14.3

Discontinued operations:
Loss from operations (net of tax benefit of $0.2 and $0.5 for 2003 and 2002, respectively)	(0.6)	(0.8)

Net income	$3.4	$13.5

Basic income per share:
Continuing operations	$0.05	$0.19
Discontinued operations	(0.01)	(0.01)

	$0.04	$0.18

Diluted income per share:
Continuing operations	$0.05	$0.19
Discontinued operations	(0.01)	(0.01)

	$0.04	$0.18

The accompanying notes are an integral part of these statements.

JACUZZI BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31,	September 30,
	2003	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29.6	$31.2
Trade receivables, net	198.4	229.6
Inventories	179.4	165.0
Deferred income taxes	15.5	15.5
Assets held for sale	3.0	16.8
Other current assets	30.1	30.1

Total current assets	456.0	488.2

Property, plant and equipment, net	129.7	129.7
Pension assets	150.3	148.3
Insurance for asbestos claims	160.0	160.0
Goodwill	287.5	283.1
Other intangibles, net	60.5	60.8
Other non-current assets	53.0	66.7

TOTAL ASSETS	$1,297.0	$1,336.8

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable	$21.1	$23.5
Current maturities of long-term debt	21.1	25.2
Trade accounts payable	87.6	102.3
Income taxes payable	8.7	10.8
Liabilities associated with assets held for sale	—	8.7
Accrued expenses and other current liabilities	127.4	136.2

Total current liabilities	265.9	306.7

Long-term debt	451.4	451.4
Deferred income taxes	20.8	26.2
Asbestos claims	160.0	160.0
Other non-current liabilities	132.0	136.8

Total liabilities	1,030.1	1,081.1
Commitments and contingencies Stockholders’ equity	266.9	255.7

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,297.0	$1,336.8

The accompanying notes are an integral part of these statements.

JACUZZI BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three months ended
	December 31,
	2003	2002
		(Restated)
OPERATING ACTIVITIES:
Income from continuing operations	$4.0	$14.3
Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	5.8	6.0
Amortization of deferred financing costs	0.9	4.7
Deferred income tax benefit	(0.9)	(14.0)
Provision for doubtful accounts	1.7	0.9
Gain on sale of excess real estate	(0.8)	(3.4)
Other, net	0.3	0.2
Changes in operating assets and liabilities, net	(7.5)	(7.0)

NET CASH PROVIDED BY OPERATING ACTIVITIES OF CONTINUING OPERATIONS	3.5	1.7

Loss from discontinued operations	(0.6)	(0.8)
Adjustments to reconcile loss from discontinued operations to net cash provided by operating activities of discontinued operations:
Changes in net assets of discontinued operations	0.6	(5.7)

NET CASH USED IN OPERATING ACTIVITIES OF DISCONTINUED OPERATIONS	—	(6.5)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	3.5	(4.8)

INVESTING ACTIVITIES:
Proceeds from sale of businesses, net	4.4	103.8
Purchases of property, plant and equipment	(3.9)	(2.9)
Proceeds from sale of excess real estate	3.0	10.8

NET CASH PROVIDED BY INVESTING ACTIVITIES	3.5	111.7

FINANCING ACTIVITIES:
Proceeds from long-term debt	19.9	26.4
Repayment of Senior Notes	—	(159.6)
Repayment of other long-term debt	(23.9)	(100.6)
Escrow deposits in restricted cash collateral accounts	—	(38.0)
Escrow withdrawals from restricted cash collateral accounts	—	178.1
Payment of financing fees	(1.3)	(8.9)
(Decrease) increase in notes payable, net	(4.3)	6.0

NET CASH USED IN FINANCING ACTIVITIES	(9.6)	(96.6)

Effect of exchange rate changes on cash and cash equivalents	1.0	1.5

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1.6)	11.8

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	31.2	32.1

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$29.6	$43.9

The accompanying notes are an integral part of these statements.

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions)
(unaudited)

Note 1-Basis of Presentation

We manufacture and distribute a broad range of consumer and industrial products through our three business segments – Bath Products, Plumbing Products and Rexair. We serve residential markets through Jacuzzi, Inc.; Sundance Spas, Inc.; Eljer Plumbingware, Inc. and related subsidiaries (“Jacuzzi”), while we serve commercial/institutional markets through Zurn Industries, Inc. (“Zurn”). We also manufacture premium RAINBOW® vacuum cleaner systems through Rexair Inc. (“Rexair”).

We operate on a 52- or 53-week fiscal year ending on the Saturday nearest to September 30. Any three-month data contained in this Report on Form 10-Q reflects the results of operations for the 13- or 14-week period ended on the Saturday nearest December 31 of the respective year, but are presented as of December 31 for convenience. Our condensed consolidated interim financial statements as of December 31, 2003 and for the 14-week period ended December 31, 2003 (also referred to as the “First Quarter of 2004”) and the 13-week period ended December 31, 2002 (also referred to as the “First Quarter of 2003”) are unaudited. However, in our opinion, these financial statements reflect all normal, recurring adjustments necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. These interim financial statements are condensed, and thus, do not include all of the information and footnotes required by accounting principles generally accepted in the United States for presentation of a complete set of financial statements. The balance sheet as of September 30, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.

Certain amounts have been reclassified in our prior year statements to conform them to the presentation used in the current year.

These interim results are not necessarily indicative of the results that should be expected for the full year. For a better understanding of Jacuzzi Brands, Inc. and our financial statements, the condensed interim financial statements should be read in conjunction with our audited consolidated financial statements for the year ended September 30, 2003, which are included in our 2003 Annual Report on Form 10-K, filed on December 19, 2003.

Restatement

In October 2003, we completed a review of our accounting for the Rexair re-acquisition in response to comments received from the staff of the Securities and Exchange Commission arising as a result of their normal periodic review of our filings. As a result of this review, we changed the accounting for our August 2001 re-acquisition of Rexair and the related amortization expense. We capitalized as goodwill $17.4 million in transaction costs that had been previously expensed in our fiscal 2001 results. These transaction costs, which arose in connection with the March 2000 sale of our interest in Rexair to Strategic Industries LLC (“Strategic”), were deferred and charged to operations upon the re-acquisition of Rexair in August 2001.

We also revised the amount allocated to the Rexair distributor network in connection with the 2001 re-acquisition. We originally recorded the distributor network as an indefinite-lived intangible asset with a carrying value of $64 million. We reassigned a value of $36 million to the distributor network, recognized the distributor network as a finite-lived asset, and are now amortizing it on a straight-line basis over 40 years. We also recorded a deferred tax liability of $24.7 million for purchased intangibles and accrued expenses of $4.8 million, increasing the excess purchase price, and thus goodwill, by the same amount. The deferred tax liability will be reversed and a deferred tax benefit will be recognized over the amortization period of the intangible assets. We have restated our results from August 2001 as a result of these changes.

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions)
(unaudited)

A reconciliation of the net income previously reported in our condensed consolidated statements of operations for the three-month period ended December 31, 2002 to the net income in this Report on Form 10-Q is provided as follows:

	As		As
	Reported	Adjustments	Restated
Net income	$13.7	$(0.2)	$13.5

The adjustments to net income consist of $0.3 million in additional amortization expense offset by amortization of the deferred tax benefit. There was no impact on basic or diluted income per share for this period.

Note 2-New Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106 (“SFAS No. 132”). This Statement revises employers’ disclosures about pension plans and other post-retirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, or SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. This Statement requires additional disclosures to those in the original SFAS 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other post-retirement benefit plans. The required information should be provided separately for pension plans and for other post-retirement benefit plans. SFAS No. 132 is effective for annual financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by this Statement are effective for interim periods beginning after December 15, 2003. We are currently evaluating the effect of the adoption of this Statement on our financial statement disclosures.

In December 2003, the FASB issued Interpretation Number 46, Consolidation of Variable Interest Entities (“FIN 46”). This Interpretation, and its subsequent revisions, of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities. Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests. FIN 46 defines the concept of “variable interests” and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. The Interpretation is required to be applied immediately to variable interest entities that are special purpose entities no later than as the end of the first reporting period after December 15, 2003. We do not have an interest in any special purpose entities. FIN 46 applies to all other entities subject to this Interpretation no later than the end of the first reporting period that ends after March 15, 2004. We are in the process of evaluating our other interests established before January 31, 2003, but do not anticipate that the application of FIN 46 as it applies to these entities will have a material impact on our financial position or results of operations.

Note 3-Inventories

Inventories consist of the following:

	December 31,	September 30,
	2003	2003
Finished products	$115.7	$103.3
In-process products	13.9	13.0
Raw materials	49.8	48.7

	$179.4	$165.0

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 4-Goodwill and Other Intangible Assets

As of December 31, 2003, we had net goodwill of $287.5 million compared to $283.1 million at September 30, 2003. The increase in the goodwill balance is due to exchange rate fluctuations.

Identifiable intangible assets, which are included in the Rexair segment, are comprised of:

	December 31, 2003		September 30, 2003
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Finite-lived intangible assets	$38.6	$2.8	$38.6	$2.5
Indefinite-lived intangible asset	24.7	—	24.7	—

Total identifiable intangible assets	$63.3	$2.8	$63.3	$2.5

Finite-lived intangible assets include patented technology of $2.6 million and a distributor network of $36.0 million, which are being amortized over their estimated lives of 10 years and 40 years, respectively. The indefinite-lived intangible asset consists of a trade name.

Note 5-Long-Term Debt

Long-term debt consists of the following:

	December 31,	September 30,
	2003	2003
Senior Notes Payable:
9.625% Senior Notes	$380.0	$380.0
Bank Facilities:
Asset-based facility	19.8	23.9
Term loan	65.0	65.0
Other long-term debt	7.7	7.7

	472.5	476.6
Less current maturities	(21.1)	(25.2)

Long-term debt	$451.4	$451.4

The Bank Facilities contain a subjective acceleration clause and a requirement to maintain a lockbox associated with our asset-based facility. As required by EITF 95-22 Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include both a Subjective Acceleration Clause and a Lockbox Arrangement, the entire balance of the asset-based facility is included in current maturities of long-term debt.

On July 15, 2003, we completed a comprehensive re-financing of our corporate debt by issuing $380.0 million in aggregate principal amount of 9.625% senior secured notes (the “Senior Notes”), as well as a new five-year $200.0 million asset based revolving credit facility and a five-year $65.0 million term loan (collectively the “Bank Facilities”).

The net cash proceeds from the Senior Notes were approximately $367.7 million after transaction fees. Transaction fees were capitalized and are being amortized over the seven year term of the Senior Notes. The Senior Notes, which are due July 1, 2010 and pay interest semi-annually on January 1 and July 1 of each year, were subject to registration with the Securities and Exchange Commission pursuant to a registration rights agreement. On January 9, 2004, we commenced an offer to exchange new, registered 9.625% Senior Secured Notes due 2010 for any and all of our outstanding unregistered 9.625% Senior Secured Notes due 2010 upon the terms and subject to the conditions set forth in the prospectus and related letter of transmittal. The terms of the new, registered notes will be identical in all material respects to the terms of the outstanding unregistered notes, except that the new notes have been registered under the Securities Act, and the transfer restrictions and registration rights relating to the unregistered notes do not apply to the registered notes. The exchange offer is currently pending.

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 5-Long-Term Debt (continued)

Under the five year asset-based revolving credit facility, we can borrow up to $200.0 million subject to a borrowing base consisting of eligible accounts receivable and eligible inventory, plus eligible trademarks. The initial amount of eligible trademarks of $20.0 million is being amortized evenly over the first two years of the facility as a reduction of the borrowing base. The interest rate under the facility is currently 2.25% over LIBOR or 0.25% over Prime. This rate will reset each quarter based on our Consolidated Leverage Ratio as defined in the agreement, and could range from 2.0% to 2.5% over LIBOR (“Applicable LIBOR Margin”). The weighted average interest rate for the first quarter of fiscal 2004 was 3.9%, and we paid $13.4 million of interest in the first quarter of 2004.

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

We incurred approximately $9.1 million in transaction and professional fees associated with the completion of the Bank Facilities deal. These costs were capitalized and are being amortized over the five year term of the Bank Facilities. The Bank Facilities require us to maintain certain consolidated fixed charged coverage, interest coverage and leverage ratios; comply with maximum annual capital expenditure limits and comply with other customary affirmative and negative covenants. There are also several fees including an unused commitment fee of 0.5%, a letter of credit fee equal to the Applicable LIBOR Margin and a fronting fee of 0.125% on all outstanding letters of credit.

Certain of our existing and future domestic restricted subsidiaries guarantee the Senior Notes, jointly and severally, on a senior basis. The Senior Notes are secured by a first-priority lien on and security interest in substantially all our domestic real property, plant and equipment (referred to as Notes Collateral). The Senior Notes are also secured by a second-priority lien on and security interests in the Bank Collateral which consists of existing and future domestic subsidiaries and 65% of the capital stock of, or other equity interest in, existing and future first-tier foreign subsidiaries and substantially all of the other assets (other than the assets that constitute Notes Collateral), in each case that are held by Jacuzzi Brands, Inc. or any of our subsidiary guarantors. Obligations under the Bank Facilities are secured by a first priority lien on the Bank Collateral and a second priority lien on the Notes Collateral.

At December 31, 2003, we had approximately $144.9 million committed under the asset-based facility, of which we had utilized approximately $62.5 million (including $42.6 million of letters of credit), leaving $82.4 million available for additional borrowings.

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

Balance at September 30, 2003	$19.0
Warranty accrual	3.4
Cash payments	(3.3)

Balance at December 31, 2003	$19.1

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

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 6-Commitments and Contingencies (continued)

We have sold a number of assets and operating entities over the last several years and have, on occasion, provided indemnifications for liabilities relating to product liability, environmental and other claims. We have accrued approximately $9.7 million as of December 31, 2003 for asserted and potential unasserted claims related to these liabilities.

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

As of December 31, 2003, the number of asbestos claims pending against Zurn was approximately 64,800. These 64,800 claims were included in approximately 3,613 lawsuits, in which Zurn and an average of 100 other companies are named as defendants, and in which cumulatively allege damages of approximately $15 billion against all defendants. Asbestos claims pending against Zurn as of September 30, 2003, September 30, 2002 and September 30, 2001 were approximately 59,000, 65,000 and 52,000, respectively. For the three month period ending December 31, 2003, approximately 8,400 new asbestos claims were filed against Zurn. Asbestos claims filed against Zurn, and settled unfiled claims treated as if filed, for the years ended September 30, 2003, 2002 and 2001 were approximately 32,400, 31,000 and 33,500, respectively.

Since Zurn received its first asbestos claim in the 1980s, Zurn has settled, agreed to settle or otherwise disposed of approximately 89,100 asbestos claims including dismissals of approximately 6,700 of such claims through December 31, 2003. During the three month period ended December 31, 2003 and as of such date, settlements paid and/or pending payment amounted to approximately 21,800 claims and approximately 800 claims were dismissed and/or pending dismissal. During the fiscal year ended September 30, 2003 and as of such date, settlements paid and/or pending payment amounted to approximately 45,000 claims and approximately 3,000 claims were dismissed and/or pending dismissal. During the fiscal year ended September 30, 2002 and as of such date, settlements paid and/or pending payment amounted to approximately 20,000 claims (including approximately 4,000 unfiled claims) and approximately 3,000 claims were dismissed and/or pending dismissal. Finally, during the fiscal year ended September 30, 2001 and as of such date, settlements paid and/or pending payment amounted to approximately 17,000 claims and approximately 1,000 claims were dismissed and/or pending dismissal. Zurn’s insurers have paid or have agreed to pay all settlement costs relating to these claims. Defense costs are currently being paid by Zurn’s insurers without eroding the coverage amounts of its insurance policies, although a few policies that will be accessed in the future may count defense costs toward aggregate limits.

JACUZZI BRANDS, INC.
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

Zurn’s analysis of its available insurance to cover its potential asbestos liability as of December 31, 2003 is approximately $308 million. This total includes the remaining limits of $68 million in insurance coverage under certain excess policies which were a subject of a settlement of an action commenced by Zurn in the U.S. District Court of the Western District of Pennsylvania which sought, among other things, a declaration that the insurance coverage limits of certain excess policies provided $68 million in coverage. As part of the settlement, Zurn agreed to pay its insurer $5.0 million over four years. The first payment in the sum of $1.25 million was paid in March 2003, and we have secured the balance of the obligation with a letter of credit in the amount of $1.25 million.

Zurn believes, based on its experience in defending and dismissing such claims and the approximately $308 million of insurance coverage available, that it has sufficient insurance to cover the pending and reasonably estimable future claims. This conclusion was reached after considering Zurn’s experience in asbestos litigation, the insurance payments made to date by Zurn’s insurance carriers, existing insurance policies, the industry ratings of the insurers and the advice of insurance coverage counsel with respect to applicable insurance coverage law relating to the terms and conditions of those policies. However, there is no assurance that this amount of insurance will ultimately be available or that Zurn’s asbestos liabilities will not ultimately exceed this amount. Factors that could cause a decrease in the amount of available coverage include insolvencies of one or more of Zurn’s carriers, changes in law governing the policies and potential disputes with the carriers on the scope of coverage. After review of the foregoing with Zurn and its consultants, we believe that the resolution of Zurn’s pending and reasonably estimable asbestos claims will not have a material adverse effect on our financial condition, results of operations or cash flows.

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 7-Comprehensive Income

The components of comprehensive income are as follows:

	First Quarter
	2004	2003
		(Restated)
Net income	$3.4	$13.5
Foreign currency translation:
Adjustments arising during the period	14.7	5.5
Net unrealized loss on investment securities, net of tax	(7.3)	—

Comprehensive income	$10.8	$19.0

Note 8-Income Per Share

Our basic and diluted weighted average number of common shares outstanding was 74.8 million and 75.3 million, respectively, for the first quarter of 2004. Our weighted average number of common shares outstanding, both basic and dilutive, was 74.5 for the first quarter of 2003. Options to purchase 3.6 million and 5.2 million shares in the first quarters of 2004 and 2003, respectively, were not included in the Company’s computation of diluted earnings per share because the exercise prices of these options exceeded the average market price of the common shares during the respective periods.

Note 9-Employee Stock Options

We apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for our stock-based compensation plans. Thus, we use the intrinsic value method to determine the compensation cost for our stock-based awards. The compensation cost that has been charged against income for Stock Plans was $0.6 million and $0.4 million for the first quarters of 2004 and 2003, respectively. No other compensation costs have been recognized under our stock-based compensation plans. Had compensation cost for awards under our stock-based compensation plans been determined using the fair value method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, and subsequent revision, our net income and income per share would have been reduced to the pro forma amounts presented below (in millions, except per share):

	First Quarter
	2004	2003
		(Restated)
Net income:
As reported	$3.4	$13.5
Pro forma	3.0	13.0

Basic income per share:
As reported	$0.04	$0.18
Pro forma	0.04	0.18

Diluted income per share:
As reported	$0.04	$0.18
Pro forma	0.04	0.18

The fair value of each stock option granted is established on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants for 2004 and 2003:

- expected volatility rates of 66% for 2004 and 62% for 2003;
- risk-free interest rates of 2.81% for 2004 and 2.80% for 2003;
- expected option lives of 4 years for both years; and
- expected dividend yield of 0% for both years.

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 10-Accrued Restructuring Costs

As of December 31, 2003, we had remaining accruals of $11.9 million for restructuring costs. The activity in the restructuring liability accounts by cost category is as follows:

	Lease and	Severance
	Contract Related	and Related	Total
	Accruals	Accruals	Accruals
Balance at September 30, 2003	$5.5	$6.0	$11.5
Charges	0.8	1.9	2.7
Cash payments	(0.3)	(2.0)	(2.3)

Balance at December 31, 2003	$6.0	$5.9	$11.9

During the quarter ended December 31, 2003, we recorded restructuring charges of $2.7 million, including $1.5 million related to the closure of our Salem, OH plant, $0.9 million in severance related to our new shared services center in Dallas, TX and $0.3 million in severance related to the relocation and consolidation of the Jacuzzi Inc. headquarters in Walnut Creek, CA into our principal offices in West Palm Beach, FL.

Approximately $9.5 million of the accrued restructuring costs at December 31, 2003 are included in the balance sheet caption “Accrued expenses and other current liabilities,” while the remaining $2.4 million are recorded in the balance sheet caption “Other non-current liabilities.” We expect the remaining accruals to be paid with cash over the periods provided by the severance and lease agreements over the next four years.

Note 11-Income Taxes

During the first quarter of fiscal 2004, we had an initial meeting with the IRS to begin their audit for the fiscal years 1998 through 2002. The IRS is currently at the information gathering stage of the process and has not communicated any areas of concern or proposed adjustments. The IRS anticipates completing their audit in June 2005. For the first quarter of fiscal 2004, we provided for taxes at an effective tax rate of approximately 39% on income from continuing operations.

During the first quarter of fiscal 2003, the IRS completed its examination of the federal income tax returns for fiscal years 1995 through 1997. As a result of the audit settlement, a tax benefit of $13.6 million was recorded. A substantial portion of the proposed adjustments derived from the spin-off of the Company from Hanson plc in 1995. Excluding this adjustment, we provided for taxes at an effective tax rate of 39% on income from continuing operations.

Note 12-Discontinued Operations

On December 28, 2001, the Board of Directors approved a formal disposal plan in connection with our obligation to pay debt amortization as set forth in the restructured debt agreements. The disposal plan called for the sale of five businesses, including SiTeco Lighting which was sold in October 2002.

In March 2003, the Board of Directors approved the disposal of our swimming pool & equipment, hearth and water systems businesses. During the third quarter of fiscal 2003, we disposed of the swimming pool & equipment and hearth businesses in two separate transactions. The net cash proceeds from these transactions were $16.7 million. In October 2003, we sold our water systems business for $3.1 million in cash. In connection with the disposal plans, we recorded a charge of $39.9 million in March 2003, which represented the difference between the historical net carrying value (including goodwill) and the estimated net realizable value of the net assets of the businesses, less costs to sell. These discontinued businesses were previously included in our Bath Products segment.

The operating results of these businesses are included in loss from discontinued operations for all periods presented, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 12-Discontinued Operations (continued)

Summarized results of these businesses are as follows:

	First Quarter
	2004	2003
Net sales	$2.1	$15.7
Operating loss	(0.9)	(1.0)

Included in assets held for sale at December 31, 2003 and September 30, 2003 are excess properties held for sale of $3.0 million and $5.4 million, respectively. These properties are currently being marketed for sale and meet all of the criteria for classification as held for sale as required by SFAS No. 144. The properties are recorded at the lower of their carrying value or fair value less cost to sell. Assets held for sale and liabilities associated with assets held for sale at September 30, 2003 include assets of $16.8 million and liabilities of $8.7 million for our water systems business, which was sold in October 2003.

Note 13-Segment Data

The Company currently operates in three reportable business segments – Bath Products, Plumbing Products and Rexair. The following is a summary of the significant accounts and balances by segment, reconciled to the consolidated totals.

		Bath	Plumbing			Consolidated
		Products	Products	Rexair	Corporate	Total
Net Sales
First Quarter	2004	$211.9	$67.2	$24.7	$—	$303.8
	2003	179.2	60.6	26.1	—	265.9

Total Operating Income (Loss)
First Quarter	2004	$6.0	$12.2	$6.0	$(4.5)	$19.7
	2003	2.3	11.3	5.8	(1.1)	18.3

Capital Expenditures
First Quarter	2004	$2.3	$0.7	$0.7	$0.3	$4.0
	2003	2.4	0.1	0.4	—	2.9

Depreciation and Amortization
First Quarter	2004	$3.6	$1.3	$0.7	$0.2	$5.8
	2003	3.4	1.4	1.0	0.2	6.0

Assets
As of December 31,	2003	$601.9	$158.7	$157.3	$379.1	$1,297.0
As of September 30,	2003	612.5	163.9	156.6	403.8	1,336.8

Note 14-Supplemental Joint Issuer and Guarantor Financial Information

The following represents the supplemental consolidating condensed financial statements of Jacuzzi Brands, Inc. (“JBI”), which is the issuer of our Senior Notes, the subsidiaries which are guarantors of the Senior Notes and our subsidiaries which are not guarantors of the Senior Notes as of December 31, 2003 and September 30, 2003 and for each of the three months ended December 31, 2003 and 2002. Certain of our existing and future domestic restricted subsidiaries guarantee the Senior Notes, jointly and severally, on a senior basis. The Senior Notes are secured by a first-priority lien on and security interest in substantially all of our domestic real property, plant and equipment (referred to as Notes Collateral). The Senior Notes are also secured by a second-priority lien on and security interest in the Bank Collateral (see Note 5). Separate consolidated financial statements of each guarantor are not presented, as we have determined that they would not be material to investors.

JACUZZI BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14—Supplemental Joint Issuer and Guarantor Financial Information (Continued)

	For the Three Months Ended December 31, 2003

		Combined	Combined
		Guarantor	Non-Guarantor
	JBI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

			(in millions)
Net sales	$—	$224.0	$81.2	$(1.4)	$303.8
Operating costs and expenses:
Cost of products sold	—	157.1	56.0	(1.4)	211.7
Selling, general and administrative expenses	4.2	48.1	17.4	—	69.7
Impairment, restructuring and other charges	0.2	2.5	—	—	2.7

Operating (loss) income	(4.4)	16.3	7.8	—	19.7
Interest expense	(12.6)	(0.2)	(0.2)	—	(13.0)
Interest income	—	0.3	0.2	—	0.5
Intercompany interest (expense) income, net	(3.5)	3.2	0.3	—	—
Equity in earnings (losses) of investees, net	32.7	4.4	—	(37.1)	—
Minority interest (expense) income	(15.4)	15.4	—	—	—
Other income (expense), net	0.1	(2.0)	1.2	—	(0.7)
Other intercompany income (expense), net	—	(0.4)	0.4	—	—

(Loss) income before income taxes and discontinued operations	(3.1)	37.0	9.7	(37.1)	6.5
Benefit from (provision for) income taxes	7.1	(5.2)	(4.4)	—	(2.5)

Income (loss) from continuing operations	4.0	31.8	5.3	(37.1)	4.0

(Loss) income from discontinued operations	(0.6)	(0.6)	—	0.6	(0.6)

Net income (loss)	$3.4	$31.2	$5.3	$(36.5)	$3.4

JACUZZI BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14—Supplemental Joint Issuer and Guarantor Financial Information (Continued)

	For the Three Months Ended December 31, 2002

		Combined	Combined
		Guarantor	Non-Guarantor
	JBI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

			(in millions)
Net sales	$—	$199.9	$66.7	$(0.7)	$265.9
Operating costs and expenses:
Cost of products sold	—	140.3	45.3	(0.7)	184.9
Selling, general and administrative expenses	0.9	47.7	14.1	—	62.7

Operating (loss) income	(0.9)	11.9	7.3	—	18.3

Interest expense	(11.6)	(6.6)	(0.2)	—	(18.4)
Interest income	0.3	0.2	0.1	—	0.6
Intercompany interest (expense) income, net	(11.4)	14.4	(3.0)	—	—
Management fee income (expense)	45.8	0.9	—	(46.7)	—
Equity in (losses) earnings of investees, net	(15.4)	15.4	—	—	—
Minority interest (expense) income	(1.3)	2.0	(0.1)	—	0.6
Other income (expense), net	—	2.8	(2.8)	—	—

Income (loss) before income taxes and discontinued operations	5.5	41.0	1.3	(46.7)	1.1
Benefit from (provision for) income taxes	8.8	4.9	(0.5)	—	13.2

Income (loss) from continuing operations	14.3	45.9	0.8	(46.7)	14.3

(Loss) income from discontinued operations	(0.8)	(0.8)	(0.3)	1.1	(0.8)

Net income (loss)	$13.5	$45.1	$0.5	$(45.6)	$13.5

JACUZZI BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14—Supplemental Joint Issuer and Guarantor Financial Information (Continued)

	At December 31, 2003

		Combined	Combined
		Guarantor	Non-Guarantor
	JBI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

			(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$1.9	$(3.5)	$31.2	$—	$29.6
Trade receivables, net	—	115.5	82.9	—	198.4
Inventories	—	136.0	43.4	—	179.4
Deferred income taxes	27.9	(13.1)	0.7	—	15.5
Assets held for sale	—	3.0	—	—	3.0
Other current assets	2.5	15.8	11.8	—	30.1

Total current assets	32.3	253.7	170.0	—	456.0
Property, plant and equipment, net	0.7	81.7	47.3	—	129.7
Pension assets	150.3	—	—	—	150.3
Insurance for asbestos claims	—	160.0	—	—	160.0
Goodwill	—	229.2	58.3	—	287.5
Other intangibles, net	—	60.5	—	—	60.5
Other non-current assets	29.0	23.7	0.3	—	53.0
Investment in subsidiaries/ Intercompany receivable (payable), net	550.4	881.4	174.9	(1,606.7)	—

Total assets	$762.7	$1,690.2	$450.8	$(1,606.7)	$1,297.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$—	$21.1	$—	$21.1
Current maturities of long-term debt	19.9	1.2	—	—	21.1
Trade accounts payable	—	37.3	50.3	—	87.6
Income taxes payable	(5.2)	10.5	3.4	—	8.7
Accrued expenses and other current liabilities	18.3	81.1	28.0	—	127.4

Total current liabilities	33.0	130.1	102.8	—	265.9
Long-term debt	445.0	6.4	—	—	451.4
Minority interest	—	76.1	—	(76.1)	—
Deferred income taxes	(6.2)	26.5	0.5	—	20.8
Asbestos claims	—	160.0	—	—	160.0
Other liabilities	24.0	87.8	20.2	—	132.0

Total liabilities	495.8	486.9	123.5	(76.1)	1,030.1
Stockholders’ equity	266.9	1,203.3	327.3	(1,530.6)	266.9

Total liabilities and stockholders’ equity	$762.7	$1,690.2	$450.8	$(1,606.7)	$1,297.0

JACUZZI BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14—Supplemental Joint Issuer and Guarantor Financial Information (Continued)

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

JACUZZI BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14—Supplemental Joint Issuer and Guarantor Financial Information (Continued)

	For the Quarter Ended December 31, 2003

		Combined	Combined
		Guarantor	Non-Guarantor
	JBI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

			(in millions)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$(18.4)	$2.4	$19.5	$—	$3.5

INVESTING ACTIVITIES:
Proceeds from sale of businesses, net	—	2.3	2.1	—	4.4
Purchases of property, plant and equipment	(0.3)	(2.6)	(1.0)	—	(3.9)
Proceeds from sale of excess real estate	—	—	3.0	—	3.0
Net transfers with subsidiaries	26.0	14.3	—	(40.3)	—

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	25.7	14.0	4.1	(40.3)	3.5

FINANCING ACTIVITIES:
Proceeds from long-term debt	19.9	—	—	—	19.9
Repayment of other long-term debt	(23.9)	—	—	—	(23.9)
Payment of financing fees	(1.3)	—	—	—	(1.3)
Decrease in notes payable, net	—	—	(4.3)	—	(4.3)
Net transfers with parent	—	(26.0)	(14.3)	40.3	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(5.3)	(26.0)	(18.6)	40.3	(9.6)

Effect of exchange rate changes on cash and cash equivalents	(0.3)	3.2	(1.9)	—	1.0

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1.7	(6.4)	3.1	24.1	(1.6)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	0.2	2.9	28.1	—	31.2

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1.9	$(3.5)	$31.2	$24.1	$29.6

JACUZZI BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14—Supplemental Joint Issuer and Guarantor Financial Information (Continued)

	For the Quarter Ended December 31, 2002

		Combined	Combined
		Guarantor	Non-Guarantor
	JBI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

			(in millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(20.9)	$6.7	$9.4	$—	$(4.8)

INVESTING ACTIVITIES:
Proceeds from sale of businesses, net	—	103.8	—	—	103.8
Purchases of property, plant and equipment	—	(2.2)	(0.7)	—	(2.9)
Proceeds from sale of excess real estate	—	10.8	—	—	10.8
Net transfers with subsidiaries	(32.0)	0.8	—	31.2	—

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(32.0)	113.2	(0.7)	31.2	111.7

FINANCING ACTIVITIES:
Proceeds from long-term debt	23.5	2.9	—	—	26.4
Repayment of Senior Notes	(104.8)	(54.8)	—	—	(159.6)
Repayment of other long-term debt	—	(100.6)	—	—	(100.6)
Escrow deposits in restricted cash collateral accounts	(38.0)	—	—	—	(38.0)
Escrow withdrawals in restricted cash collateral accounts	178.1	—	—	—	178.1
Payment of financing fees	(7.9)	(1.0)	—	—	(8.9)
(Decrease) increase in notes payable, net	—	—	6.0	—	6.0
Net transfers with parent	—	32.0	(0.8)	(31.2)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	50.9	(121.5)	(5.2)	(31.2)	(96.6)

Effect of exchange rate changes on cash and cash equivalents	2.7	0.6	(1.8)	—	1.5

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	0.7	(1.0)	12.1	—	11.8

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	0.3	11.0	20.8	—	32.2

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1.0	$10.0	$32.9	$—	$43.9

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

This Quarterly Report on Form 10-Q contains both historical information and other information that may be used to infer future performance. Examples of historical information include our quarterly financial statements and the commentary on past performance contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations. While we have specifically identified certain information as being forward-looking in the context of its presentation, we caution the reader that, with the exception of information that is clearly historical, all the information contained in this Quarterly Report on Form 10-Q should be considered to be “forward-looking statements” as referred to in the Act. Without limitation, when we use the words “believe,” “estimate,” “plan,” “expect,” “intend,” “anticipate,” “continue,” “project,” “probably,” “should” and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature.

Forward-looking information involves risks and uncertainties. This information is based on various factors and assumptions about future events that may or may not actually come true. As a result, our operations and financial results in the future could differ substantially from those we have discussed in the forward-looking statements in this Quarterly Report and other documents that have been filed with the Securities and Exchange Commission. In particular, various economic and competitive factors, including those outside our control, such as interest rates, foreign currency exchange rates, inflation rates, instability in domestic and foreign financial markets, acts of war, terrorist acts, outbreak of new diseases, consumer spending patterns, energy costs and availability, freight costs, availability of consumer and commercial credit, adverse weather, levels of residential and commercial construction and changes in raw material and component costs, could cause our actual results during the remainder of 2004 and in future years to differ materially from those expressed in any forward-looking statement made in this Quarterly Report on Form 10-Q. All subsequent written and oral forward-looking statements attributable to Jacuzzi Brands, Inc. and our subsidiaries are expressly qualified in their entirety by the foregoing factors.

Results of Operations

General

Jacuzzi Brands, Inc., together with our subsidiaries, is a leading global producer of branded bath and plumbing products for the residential, commercial and institutional markets. We currently operate under three segments – Bath Products, Plumbing Products and Rexair. Our Bath Products segment manufactures whirlpool baths, spas, showers, sanitary ware, including sinks and toilets, and bathtubs for the residential construction and remodeling markets. Our Plumbing Products segment manufactures professional grade drainage, water control, commercial brass and PEX piping products for the commercial and institutional construction, renovation and facilities maintenance markets. Our Rexair segment manufactures premium vacuum cleaner systems sold through independent distributors in the direct sales retail channel.

Our Board of Directors approved a formal disposal plan for the sale of five businesses in December 2001 and a formal disposal plan for the sale of three businesses in February 2003. We completed the sale of all businesses under both disposal plans during the period from January 2002 through October 2003, transforming us from a diversified industrial conglomerate into a focused operating company. The results of these discontinued businesses are excluded from our results from continuing operations for all periods presented and from any discussions of our continuing operating results. They are, however, included in our results from discontinued operations and are discussed separately under Dispositions and Discontinued Operations.

Restatement

In October 2003, we completed a review of our accounting for the Rexair re-acquisition in response to comments received from the staff of the Securities and Exchange Commission arising as a result of their normal periodic review of our filings. As a result of this review, we changed the accounting for our August 2001 re-acquisition of Rexair and the related amortization expense. We capitalized as goodwill $17.4 million in transaction costs that had been previously expensed in our fiscal 2001 results. These transaction costs, which arose in connection with the March 2000 sale of our interest in Rexair to Strategic Industries LLC (“Strategic”), were deferred and charged to operations upon the re-

acquisition of Rexair in August 2001.

We also revised the amount allocated to the Rexair distributor network in connection with the 2001 re-acquisition. We originally recorded the distributor network as an indefinite-lived intangible asset with a carrying value of $64 million. We reassigned a value of $36 million to the distributor network, recognized the distributor network as a finite-lived asset, and are now amortizing it on a straight-line basis over 40 years. We also recorded a deferred tax liability of $24.7 million for purchased intangibles and accrued expenses of $4.8 million, increasing the excess purchase price, and thus goodwill, by the same amount. The deferred tax liability will be reversed and a deferred tax benefit will be recognized over the amortization period of the intangible assets. We have restated our results from August 2001 as a result of these changes.

A reconciliation of the net income previously reported in our condensed consolidated statements of operations for the three-month period ended December 31, 2002 to the net income in this Report on Form 10-Q is provided as follows:

	As		As
	Reported	Adjustments	Restated
Net income	$13.7	$(0.2)	$13.5

The adjustments to net income consist of $0.3 million in additional amortization expense offset by amortization of the deferred tax benefit. There was no impact on basic or diluted income per share for this period.

Overall

	First Quarter
	2004	2003
		(Restated)
Net Sales
Bath Products	$211.9	$179.2
Plumbing Products	67.2	60.6
Rexair	24.7	26.1

Total Net Sales	$303.8	$265.9

Operating Income
Bath Products	$6.0	$2.3
Plumbing Products	12.2	11.3
Rexair	6.0	5.8

	24.2	19.4
Corporate expenses	(4.5)	(1.1)

Total Operating Income	$19.7	$18.3

Overall sales increased $37.9 million or 14% in the first quarter of 2004 as compared to the same period in the prior year. The increase was attributed to improved sales in our Bath Products and Plumbing Products segments. Operating income for the first quarter of 2004 increased by $1.4 million or 8% year over year. Operating income improvements in all three segments were partially offset by an increase in corporate expenses resulting from increased professional fees, a reduction in pension income and an increase in personnel expenses associated with the consolidation of certain administrative functions from the operating segments to our corporate offices.

Bath Products

Sales in the Bath Products segment increased by $32.7 million or 18% for the first quarter of 2004 in comparison with the first quarter of 2003. More than half of the sales increase was achieved in our domestic whirlpool bath business, reflecting a complete rollout of our JACUZZI® whirlpool bath product lines, which began in March 2003, into the nearly 900 Lowe’s home centers in the U.S. We also experienced increased sales of our bath products in the U.K. primarily as a result of expanding our product offerings at certain home center retailers. Sales of our SUNDANCE® and JACUZZI® outdoor spas in the U.S. increased due to growth in distributors’ sales. In addition, firming of the British pound and Euro against the dollar contributed $9.4 million of the increase in sales.

Operating income increased by $3.7 million or 16% in the first quarter of 2004 as compared to the first quarter of the prior year. The increase resulted from higher sales, cost reductions related to the completion of several sourcing initiatives and efficiencies gained from the completion of the move to the new whirlpool bath manufacturing facility in Chino, CA. These improvements were partially offset by approximately $1.5 million of plant shut down and restructuring charges associated with the planned closure of our Salem, OH manufacturing plant, $0.9 million in severance related to the new shared services center in Dallas, TX, a $0.9 million increase in the allowance for bad debts resulting from the bankruptcy of one of our distributors and $1.0 million in severance related to staffing reductions in South America. In addition, the elimination of the Jacuzzi Inc. corporate headquarters in Walnut Creek, CA and start-up costs associated with the move to a new whirlpool bath manufacturing facility in Chino, CA in fiscal 2003 benefited the year-over-year comparisons. Over the next three quarters, we expect to incur approximately $5.3 million in additional charges related to the plant closure, which is on track to be completed by the end of fiscal 2004. Operating income was positively impacted in the first quarter of 2004 by $1.1 million as a result of foreign currency exchange rate fluctuations.

Plumbing Products

Sales in the Plumbing Products segment increased by $6.6 million or 11% for the first quarter of 2004 in comparison with the prior year’s first quarter despite a continued softness in the U.S. commercial and institutional markets. The majority of the sales increase was attributable to achieving an increase in market share, particularly in our commercial brass and WILKINSTM product lines, resulting from long-term marketing and product innovation efforts, as well as our growing reputation for dependable same-day delivery services.

Operating income increased by $0.9 million or 8% in the first quarter of 2004 in comparison with the first quarter of 2003. The increase was primarily the result of the sales increase, partly offset by a small increase in overhead related to employee benefits and the fortification of our marketing infrastructure with the addition of marketing specialists in each market we serve.

Rexair

Rexair sales decreased by $1.4 million or 5% in the first quarter of 2004 as compared to the same period in 2003 primarily due to a decrease in domestic sales. During the first quarter of 2004, distributors were adjusting their inventory in anticipation of the launch of the new e2 RAINBOWTM vacuum cleaner system. The rollout of this new product is expected to be completed by the end of the second quarter of fiscal 2004. Sales are expected to return to normal levels in the second quarter of fiscal 2004 as a result of the rollout.

Operating income in the first quarter of 2004 increased by $0.2 million in comparison with the same period of the prior year primarily due to an improvement in overhead absorption and a reduction in legal costs, partially offset by the reduction in sales discussed above. During the first quarter of 2003, an inventory reduction program was in place that negatively impacted operating income by approximately $0.7 million for that period.

Corporate Expenses

Corporate expenses for the first quarter of 2004 increased to $4.5 million from $1.1 million in the same period last year. Corporate expenses in the first quarter of 2003 were positively impacted by a change in estimate of $0.8 million associated with our executive incentive programs. The increase in corporate expenses includes an increase in consulting fees, a reduction in pension income due to a lower discount rate, costs associated with Sarbanes-Oxley compliance, as well as reflecting the new operating company organization.

Interest Income and Expense

Interest expense decreased $5.4 million in the first quarter of 2004 compared to the respective prior year period largely due to a lower debt balance resulting from proceeds from the sale of our pool & equipment, heating and water systems businesses in May 2003, June 2003 and October 2003, respectively, as well as the sale of SiTeco Lighting in October 2002.

Interest income decreased $0.1 million in the first quarter of 2004 compared to the first quarter of 2003. During the first quarter of 2003, we earned interest on the restricted cash collateral accounts, held in escrow for the bond holders and other creditors. These escrow deposits were distributed to our debt holders in July 2003. The decrease related to the interest on the escrow deposits was partially offset by interest earned on a note in the first quarter of 2004. The note was partial consideration for the sale of excess property in late November 2002.

Other (expense) income, net

Other (expense) income decreased $1.3 million in the first quarter of 2004 in comparison with the same period of 2003 largely due to a gain resulting from the resolution of litigation that was under appeal and a gain on the sale of an excess property, partially offset by the impairment of a non-operating note receivable.

Taxes

During the first quarter of fiscal 2004, we had an initial meeting with the IRS to begin their audit for the fiscal years 1998 through 2002. The IRS is currently at the information gathering stage of the process and has not communicated any areas of concern or proposed adjustments. The IRS anticipates completing their audit in June 2005. For the first quarter of fiscal 2004, we provided for taxes at an effective tax rate of approximately 39% on income from continuing operations.

During the first quarter of fiscal 2003, the IRS completed its examination of the federal income tax returns for fiscal years 1995 through 1997. As a result of the audit settlement, a tax benefit of $13.6 million was recorded. A substantial portion of the proposed adjustments derived from the spin-off of the Company from Hanson plc in 1995. Excluding this adjustment, we provided for taxes at an effective tax rate of 39% on income from continuing operations.

Discontinued Operations

On December 28, 2001, the Board of Directors approved a formal disposal plan in connection with our obligation to pay debt amortization as set forth in the restructured debt agreements. The disposal plan called for the sale of five businesses, including SiTeco Lighting, which was sold in October 2002.

In March 2003, the Board of Directors approved the disposal of our swimming pool & equipment, hearth and water systems businesses. During the third quarter of fiscal 2003, we disposed of the swimming pool & equipment and hearth businesses in two separate transactions. The net cash proceeds from these transactions were $16.7 million. In October 2003, we sold our water systems business for $3.1 million in cash. In connection with the disposal plans, we recorded a charge of $39.9 million in March 2003, which represented the difference between the historical net carrying value (including goodwill) and the estimated net realizable value of the net assets of the businesses, less costs to sell. These discontinued businesses were previously included in our Bath Products segment.

The operating results of these businesses are included in loss from discontinued operations for all periods presented, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Summarized results of these businesses are as follows:

	First Quarter
	2004	2003
Net sales	$2.1	$15.7
Operating (loss) income	(0.9)	(1.0)

Included in assets held for sale at December 31, 2003 and September 30, 2003 are excess properties held for sale of $3.0 million and $5.4 million, respectively. These properties are currently being marketed for sale and meet all of the criteria for classification as held for sale as required by SFAS No. 144. The properties are recorded at the lower of their carrying value or fair value less cost to sell. Assets held for sale and liabilities associated with assets held for sale at September 30, 2003 include assets of $16.8 million and liabilities of $8.7 million for our water systems business, which was sold in October 2003.

Accrued Restructuring Costs

As of December 31, 2003, we had remaining accruals of $11.9 million for restructuring costs. The activity in the restructuring liability accounts by cost category is as follows:

	Lease and	Severance
	Contract Related	and Related	Total
	Accruals	Accruals	Accruals
Balance at September 30, 2003	$5.5	$6.0	$11.5
Charges	0.8	1.9	2.7
Cash payments	(0.3)	(2.0)	(2.3)

Balance at December 31, 2003	$6.0	$5.9	$11.9

During the quarter ended December 31, 2003, we recorded restructuring and other charges of $2.7 million, including $1.5 million related to the closure of our Salem, OH plant, $0.9 million in severance related to our new shared services center in Dallas, TX and $0.3 million in severance related to the relocation and consolidation of the Jacuzzi Inc. headquarters in Walnut Creek, CA into our principal offices in West Palm Beach, FL.

Approximately $9.5 million of the accrued restructuring costs at December 31, 2003 are included in the balance sheet caption “Accrued expenses and other current liabilities,” while the remaining $2.4 million are recorded in the balance sheet caption “Other non-current liabilities.” We expect the remaining accruals to be paid with cash over the periods provided by the severance and lease agreements over the next four years.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash and cash equivalents, cash provided from operations and available borrowings. We expect to satisfy operating needs through operating cash flow and borrowings under our new Bank Facilities.

Net cash provided by operating activities of continuing operations was $3.5 million for the first quarter of 2004, compared to $1.7 million for the first quarter of 2003. The increase was primarily due to improved operating results in the Bath Products and Plumbing Products segments partly offset by an increase in corporate expenses, as discussed more fully in the Results of Operations section. We typically use cash in the first half of the fiscal year due to the seasonality of most of our businesses. Weather can significantly influence both residential and non-residential construction and installation, which ultimately affects sales in our Bath Products and Plumbing Products segments. Sales of outdoor jetted spas and other products are also sensitive to weather conditions and tend to decrease during the fall and winter months (predominantly the first and second fiscal quarters).

We did not use any cash in discontinued operations during the first quarter of 2004, while we used $6.5 million in the same period of 2003. In the first quarter of 2003, our swimming pool and equipment business experienced increased cash requirements as was typical for this business in the winter months. We sold this business in May 2003.

Net cash provided by investing activities of $3.5 million for the first quarter of 2004 consisted of net proceeds of $4.4 million from the sale of businesses, of which $2.3 million related to the sale of our water systems business in October 2003 and $2.1 related to payments received in connection with the sale of our swimming pool and equipment business in May 2003. Also included in cash provided by investing activities was $3.0 million in proceeds from the sale of excess real estate. These proceeds were partially offset by $3.9 million of capital expenditures. Net cash provided by investing activities of $111.7 million for the first quarter of 2003 primarily consisted of net proceeds of $103.8 million from the sale of SiTeco Lighting and $10.8 million of proceeds from the sale of excess real estate, partially offset by $2.9 million of capital expenditures.

Net cash used in financing activities was $9.6 million for the first quarter of 2004, which consisted of $8.3 million in net repayments of long-term debt and notes and $1.3 million in payments of financing fees. Net cash used in financing activities was $96.6 million for the first quarter of 2003, which consisted of net repayments of long-term debt and notes of $227.8 million, escrow deposits of $38.0 million, payments of financing fees of $8.9 million, offset by $178.1 million of withdrawals from the escrow accounts. The escrow deposits were made for the benefit of the old bond holders and certain other creditors as required under the terms of our previously outstanding bank facilities. Cash withdrawn from these accounts was used in the tender offers of our old bonds, as well as to pay down the old bank facilities. The financing fees were comprised of $2.0 million in consent fees related to an exchange offer on the previously outstanding 7.125% notes and $6.9 million in costs related to an amendment of our bank facilities.

During the three months ended December 31, 2003, we paid approximately $2.3 million related to our restructuring plans, and expect to pay approximately $9.5 million over the next twelve months.

On July 15, 2003, we completed a comprehensive re-financing of our corporate debt by issuing $380.0 million in aggregate principal amount of 9.625% senior secured notes (the “Senior Notes”), as well as a new five-year $200.0 million asset based revolving credit facility and a five-year $65.0 million term loan (collectively the “Bank Facilities”).

The net cash proceeds from the Senior Notes were approximately $367.7 million after transaction fees. Transaction fees were capitalized and are being amortized over the seven year term of the Senior Notes. The Senior Notes, which are due July 1, 2010 and pay interest semi-annually on January 1 and July 1 of each year, were subject to registration with the Securities and Exchange Commission pursuant to a registration rights agreement. On January 9, 2004, we commenced an offer to exchange new, registered 9.625% Senior Secured Notes due 2010 for any and all of our outstanding unregistered 9.625% Senior Secured Notes due 2010 upon the terms and subject to the conditions set forth in the prospectus and related letter of transmittal. The terms of the new, registered notes will be identical in all material respects to the terms of the outstanding unregistered notes, except that the new notes have been registered under the Securities Act, and the transfer restrictions and registration rights relating to the unregistered notes do not apply to the registered notes. The exchange offer is currently pending.

Under the five year asset-based revolving credit facility, we can borrow up to $200.0 million subject to a borrowing base consisting of eligible accounts receivable and eligible inventory, plus eligible trademarks. The initial amount of eligible trademarks of $20.0 million is being amortized evenly over the first two years of the facility as a reduction of the borrowing base. The interest rate under the facility is currently 2.25% over LIBOR or 0.25% over Prime. This rate will reset each quarter based on our Consolidated Leverage Ratio as defined in the agreement, and could range from 2.0% to 2.5% over LIBOR (“Applicable LIBOR Margin”). The weighted average interest rate for the first quarter of fiscal 2004 was 3.9%, and we paid $13.4 million of interest in the first quarter of 2004.

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

We incurred approximately $9.1 million in transaction and professional fees associated with the completion of the Bank Facilities deal. These costs were capitalized and are being amortized over the five year term of the Bank Facilities. The Bank Facilities require us to maintain certain consolidated fixed charged coverage, interest coverage and leverage ratios; comply with maximum annual capital expenditure limits and comply with other customary affirmative and negative covenants. We were in compliance with all debt covenants at December 31, 2004 and expect to be in compliance with these covenants for the remainder of fiscal 2004. There are also several fees including an unused commitment fee of 0.5%, a letter of credit fee equal to the Applicable LIBOR Margin and a fronting fee of 0.125% on all outstanding letters of credit.

Certain of our existing and future domestic restricted subsidiaries guarantee the Senior Notes, jointly and severally, on a senior basis. The Senior Notes are secured by a first-priority lien on and security interest in substantially all our domestic real property, plant and equipment (referred to as Notes Collateral). The Senior Notes are also secured by a second-priority lien on and security interests in the Bank Collateral which consists of existing and future domestic subsidiaries and 65% of the capital stock of, or other equity interest in, existing and future first-tier foreign subsidiaries and substantially all of the other assets (other than the assets that constitute Notes Collateral), in each case that are held by Jacuzzi Brands, Inc. or any of our subsidiary guarantors. Obligations under the Bank Facilities are secured by a first priority lien on the Bank Collateral and a second priority lien on the Notes Collateral.

For information related to our debt structure prior to July 15, 2003, refer to our 2003 Annual Report on Form 10-K, filed on December 19, 2003.

Below is a summary of our standby letters of credit, bankers’ acceptances and commercial letters of credit as of December 31, 2003.

Standby letters of credit	$42.2
Bankers’ acceptances	2.1
Commercial letters of credit	0.5

Total	$44.8

At December 31, 2003, we had approximately $144.9 million committed under the asset-based facility, of which we had utilized approximately $62.5 million (including $42.6 million of letters of credit), leaving $82.4 million available for additional borrowings.

Below is a summary of our significant contractual cash obligations as of December 31, 2003.

							Payments
		Payments Due in Fiscal					Due
	Total	2004	2005	2006	2007	2008	Thereafter
Long-term debt	$472.5	$21.1	$2.2	$11.5	$11.7	$46.0	$380.0
Notes payable	21.1	21.1	—	—	—	—	—
Lease obligations	31.7	7.1	7.8	6.2	4.4	2.5	3.7

Total contractual cash obligations	$525.3	$49.3	$10.0	$17.7	$16.1	$48.5	$383.7

Included in payments due in fiscal 2004 is the full amount outstanding under our asset-based facility. Our Bank Facilities contain a subjective acceleration clause and a requirement to maintain a lockbox associated with our asset-based facility. As required by EITF 95-22 Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include both a Subjective Acceleration Clause and a Lockbox Arrangement, the entire balance of the asset-based facility is classified as a current obligation. Although we are not required to make payments on the asset-based facility in 2004, we intend to pay down a portion of the balance.

We continue to guarantee the lease payments of an Ames True Temper master distribution center. The lease obligation will expire in 2015. The lease payments totaled $3.7 million for fiscal 2003, and increase by 2.25% each year thereafter. In connection with the sale of Ames True Temper in January 2002, we obtained a security interest and indemnification from Ames True Temper on the lease that would enable us to exercise remedies in the event of default. We have sold a number of assets and operating entities over the last several years and have, on occasion, retained responsibility for certain product liability, environmental and other claims. We have recorded reserves for asserted and potential unasserted claims related to these obligations when appropriate. We record these reserves on an undiscounted basis.

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

To manage exposure to interest rate movements, we have used interest rate protection agreements. However, as of December 31, 2003, we do not have any such agreements outstanding. Based on our overall exposure to interest rate changes under our existing debt structure (see Note 5 to our Condensed Consolidated Financial Statements), a hypothetical increase of 100 basis points across all maturities of our floating rate debt obligations, would decrease our estimated pre-tax earnings in the twelve month period by approximately $0.8 million. There were no swap agreements outstanding during any portion of the first three months of fiscal 2004.

We are also exposed to foreign currency exchange risk related to our international operations as well as our U.S. businesses, which import or export goods. We have made limited use of financial instruments to manage this risk and have no such instruments outstanding as of December 31, 2003. A hypothetical unfavorable movement of 10% across each of the foreign exchange rates that we have exposure would have decreased our estimated income from continuing operations by approximately $3.6 million in fiscal 2003. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effect of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

Item 4.   Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for recording, processing and summarizing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules, regulations and forms. Our management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature can provide only reasonable assurance regarding management’s control objectives.

Except as set forth below, there has been no change in our internal control over financial reporting during our last quarter, identified in connection with the evaluation referred to above, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In the first fiscal quarter of 2004 we began the consolidation of a number of administrative functions into a shared services operations center in Dallas, TX. These functions were previously being performed by our domestic whirlpool bath, spa and sanitary bath operations in multiple locations. We expect the shared services center to be fully operational by the third quarter of fiscal 2004, and will reduce our general and administrative expenses. We believe that the appropriate and effective disclosure controls and internal controls over financial reporting were in place prior to the consolidation. We are revising certain of our controls and procedures as part of the implementation of our shared services center, and we will continue to evaluate our controls and procedures as they are modified and implemented at the shared service center to ensure that effective disclosure controls and internal control over financial reporting remains in place at all times.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

See Note 6 to our Condensed Consolidated Financial Statements.

Item 6.   Exhibits and Reports on Form 8-K

(a)	3.1	Charters of subsidiary guarantors.

	3.2	Bylaws of subsidiary guarantors.

	31.1	Certification of principal executive officer required by Rule 13a-14(a) of the Exchange Act.

	31.2	Certification of principal financial officer required by Rule 13a-14(a) of the Exchange Act.

	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	A Current Report on Form 8-K was furnished on October 16, 2003, responsive to Item 12 regarding an announcement of the resolution of a previously disclosed Rexair accounting issue

A Current Report on Form 8-K was furnished on December 9, 2003, responsive to Item 12 regarding the Company’s financial results for the fourth quarter and fiscal year ended 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JACUZZI BRANDS, INC.

Date: February 12, 2004	By:	/s/ Jeffrey B. Park

Jeffrey B. Park Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Francisco V. Puñal

Francisco V. Puñal Vice President and Controller (Principal Accounting Officer)