Form 10-Q
period 2004-04-03
JACUZZI BRANDS INC
filed 2004-05-18
CIK 1056874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2004

or

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

As of April 30, 2004 Jacuzzi Brands, Inc. had one class of common stock, of which 75,355,866 shares were outstanding.

JACUZZI BRANDS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

JACUZZI BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in millions, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
		(Restated)		(Restated)

Net sales	$332.9	$283.8	$636.7	$549.7
Operating costs and expenses:
Cost of products sold	234.8	192.9	446.5	377.8
Selling, general and administrative expenses	77.1	61.5	146.8	124.2
Restructuring charges	3.0	3.1	5.7	3.1

Operating income	18.0	26.3	37.7	44.6

Interest expense	(12.5)	(14.2)	(25.5)	(32.6)
Interest income	3.0	0.3	3.5	0.9
Other income (expense), net	1.1	(3.1)	0.4	(2.5)

Income before income taxes	9.6	9.3	16.1	10.4
(Provision for) benefit from income taxes	(3.7)	(3.6)	(6.2)	9.6

Income from continuing operations	5.9	5.7	9.9	20.0

Discontinued operations:
Income (loss) from operations (net of tax provision of $0.5 for the three months ended March 31, 2003 and tax benefit of $0.2 for the six months ended March 31, 2004)	—	0.8	(0.6)	—
Impairment loss (net of tax benefit of $6.5)	—	(39.9)	—	(39.9)

Loss from discontinued operations	—	(39.1)	(0.6)	(39.9)

Net income (loss)	$5.9	$(33.4)	$9.3	$(19.9)

Basic income (loss) per share:
Continuing operations	$0.08	$0.08	$0.13	$0.26
Discontinued operations	—	(0.53)	(0.01)	(0.53)

	$0.08	$(0.45)	$0.12	$(0.27)

Diluted income (loss) per share:
Continuing operations	$0.08	$0.08	$0.13	$0.26
Discontinued operations	—	(0.53)	(0.01)	(0.53)

	$0.08	$(0.45)	$0.12	$(0.27)

The accompanying notes are an integral part of these statements.

JACUZZI BRANDS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	March 31,	September 30,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26.8	$31.2
Trade receivables, net	241.0	229.6
Inventories	192.4	165.0
Deferred income taxes	16.4	15.5
Assets held for sale	3.0	16.8
Other current assets	23.9	30.1

Total current assets	503.5	488.2

Property, plant and equipment, net	128.1	129.7
Pension assets	152.1	148.3
Insurance for asbestos claims	160.0	160.0
Goodwill	288.7	283.1
Other intangibles, net	60.2	60.8
Other non-current assets	48.9	66.7

TOTAL ASSETS	$1,341.5	$1,336.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$22.6	$23.5
Current maturities of long-term debt	32.7	25.2
Trade accounts payable	103.0	102.3
Income taxes payable	14.1	10.8
Liabilities associated with assets held for sale	—	8.7
Accrued expenses and other current liabilities	130.7	136.2

Total current liabilities	303.1	306.7

Long-term debt	450.0	451.4
Deferred income taxes	19.3	26.2
Asbestos claims	160.0	160.0
Other non-current liabilities	135.9	136.8

Total liabilities	1,068.3	1,081.1

Commitments and contingencies
Stockholders’ equity	273.2	255.7

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,341.5	$1,336.8

The accompanying notes are an integral part of these statements.

JACUZZI BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six months ended
	March 31,
	2004	2003
		(Restated)
OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities of continuing operations	$(1.9)	$48.6
Net cash used in operating activities of discontinued operations	(1.9)	(21.7)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(3.8)	26.9

INVESTING ACTIVITIES:
Proceeds from sale of businesses, net	4.5	103.8
Purchases of property, plant and equipment	(8.3)	(5.5)
Proceeds from sale of excess real estate	3.0	10.8
Proceeds from sale of fixed assets	0.3	0.1

NET CASH (USED IN ) PROVIDED BY INVESTING ACTIVITIES	(0.5)	109.2

FINANCING ACTIVITIES:
Proceeds from long-term debt	31.5	16.4
Repayment of other long-term debt	(25.3)	(128.2)
Repayment of Senior Notes	—	(159.6)
Escrow deposits in restricted cash collateral accounts	—	(58.4)
Escrow withdrawals from restricted cash collateral accounts	—	178.1
Payment of financing fees	(1.3)	(8.9)
Proceeds from the issuance of common stock for option exercises	0.5	—
(Decrease) increase in notes payable, net	(3.3)	5.4

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2.1	(155.2)

Effect of exchange rate changes on cash and cash equivalents	(2.2)	4.5

DECREASE IN CASH AND CASH EQUIVALENTS	(4.4)	(14.6)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	31.2	32.1

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$26.8	$17.5

The accompanying notes are an integral part of these statements.

JACUZZI BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions)
(unaudited)

Note 1-Basis of Presentation

We manufacture and distribute a broad range of consumer and industrial products through our three business segments – Bath Products, Plumbing Products and Rexair. We serve residential markets through Jacuzzi, Inc.; Sundance Spas, Inc.; Eljer Plumbingware, Inc. and related subsidiaries (“Jacuzzi”), while we serve commercial/institutional markets through Zurn Industries, Inc. (“Zurn”). We also manufacture premium RAINBOW® vacuum cleaner systems through Rexair, Inc. (“Rexair”).

We operate on a 52- or 53-week fiscal year ending on the Saturday nearest to September 30. Any three-month data contained in this Report on Form 10-Q reflects the results of operations for the 13-week and 26-week or 27-week periods ended on the Saturday nearest March 31 of the respective year, but are presented as of March 31 for convenience. Our condensed consolidated interim financial statements as of March 31, 2004 and for the 13-week and 27-week periods ended March 31, 2004 (also referred to as the “Second Quarter of 2004” and “First Half of 2004”, respectively) and the 13-week and 26-week periods ended March 31, 2003 (also referred to as the “Second Quarter of 2003” and “First Half of 2003”, respectively) are unaudited. However, in our opinion, these financial statements reflect all normal, recurring adjustments necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. These interim financial statements are condensed, and thus, do not include all of the information and footnotes required by accounting principles generally accepted in the United States for presentation of a complete set of financial statements. The balance sheet as of September 30, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements.

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

Restatement

In October 2003, we completed a review of the accounting for our August 2001 re-acquisition of Rexair in response to comments received from the staff of the Securities and Exchange Commission as a result of their normal periodic review of our filings. As a result of our review, we revised the amount allocated to the Rexair distribution network, as well as the estimated life and the related amortization expense. We have restated our prior year results as a result of these changes. For additional information regarding this accounting change and re-allocation, refer to our amended 2002 Annual Report on Form 10-K/A, filed on November 25, 2003.

A reconciliation of the net loss and loss per share previously reported in our condensed consolidated statements of income for the second quarter and first half of fiscal 2003 to the net loss and loss per share in this Report on Form 10-Q is provided as follows:

	As		As
	Reported	Adjustments	Restated
Net loss
Second quarter	$(33.3)	$(0.1)	$(33.4)
First half	(19.6)	(0.3)	(19.9)

Basic loss per share
Second quarter	(0.45)	—	(0.45)
First half	(0.26)	(0.01)	(0.27)

Diluted loss per share
Second quarter	(0.45)	—	(0.45)
First half	(0.26)	(0.01)	(0.27)

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions)
(unaudited)

Note 1-Basis of Presentation (continued)

The adjustments to net income for the second quarter and first half of fiscal 2003 consist of $0.3 million and $0.5 million, respectively, of additional amortization expense offset by amortization of the deferred tax benefit of $0.2 million in both periods.

Note 2- New Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106 (“SFAS No. 132”). This Statement revises employers’ disclosures about pension plans and other post-retirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, or SFAS No. 106, Employers’ Accounting for Post-retirement Benefits Other Than Pensions. This Statement requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other post-retirement benefit plans. The required information should be provided separately for pension plans and for other post-retirement benefit plans. SFAS No. 132 is effective for annual financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by this Statement are effective for interim periods beginning after December 15, 2003 and, as such, are included in Note 10.

In December 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). This Interpretation, and its subsequent revisions, of Accounting Research Bulletin No. 51, Consolidated Financial Statements, as amended, (“ARB 51”) addresses consolidation by business enterprises of variable interest entities. Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests. FIN 46 defines the concept of “variable interests” and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. It also requires the deconsolidation of consolidated variable interest entities in certain circumstances if it is determined that the consolidating equity holder is not the primary beneficiary. We have evaluated our interests in our wholly-owned subsidiaries and continue to consolidate them under the guidelines set forth in ARB 51. We have also completed an evaluation of all of our variable interests and have determined that we do not have any interests in variable interest entities, as defined by FIN 46.

In January 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FSP 106-1”). FSP 106-1 addresses the accounting and disclosure implications that are expected to arise as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”), which was enacted on December 8, 2003. In accordance with FSP 106-1, we have elected to defer recognizing the effects of the Act in the accounting for our post-retirement plan under FASB Statement No. 106, Employers’ Accounting for Post-retirement Benefits Other Than Pensions, until authoritative guidance on the accounting for the federal subsidy is issued. We plan to assess the impact of the Act on our post-retirement pension plan when the authoritative guidance is issued by the FASB.

Note 3-Inventories

Inventories consist of the following:

	March 31,	September 30,
	2004	2003
Finished products	$127.1	$103.3
In-process products	13.5	13.0
Raw materials	51.8	48.7

	$192.4	$165.0

Note 4-Goodwill and Other Intangible Assets

As of March 31, 2004, we had net goodwill of $288.7 million compared to $283.1 million at September 30, 2003. The increase in the goodwill balance is due to exchange rate fluctuations.

Identifiable intangible assets, which are included in the Rexair segment, are comprised of:

	March 31, 2004		September 30, 2003
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Finite-lived intangible assets	$38.6	$3.1	$38.6	$2.5
Indefinite-lived intangible asset	24.7	—	24.7	—

Total identifiable intangible assets	$63.3	$3.1	$63.3	$2.5

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions)
(unaudited)

Note 4-Goodwill and Other Intangible Assets (continued)

Finite-lived intangible assets include patented technology of $2.6 million and a distributor network of $36.0 million, which are being amortized over their estimated lives of 10 years and 40 years, respectively. The indefinite-lived intangible asset consists of a trade name.

Note 5-Long-Term Debt

Long-term debt consists of the following:

	March 31,	September 30,
	2004	2003
Senior Notes Payable:
9.625% Senior Notes	$380.0	$380.0
Bank Facilities:
Asset-based facility	31.3	23.9
Term loan	65.0	65.0
Other long-term debt	6.4	7.7

	482.7	476.6
Less: current maturities	(32.7)	(25.2)

Long-term debt	$450.0	$451.4

The Bank Facilities contain a subjective acceleration clause and a requirement to maintain a lockbox associated with our asset-based facility. As required by EITF Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include both a Subjective Acceleration Clause and a Lockbox Arrangement, the entire balance of the asset-based facility is included in current maturities of long-term debt.

On July 15, 2003, we completed a comprehensive re-financing of our corporate debt by issuing $380.0 million in aggregate principal amount of 9.625% senior secured notes (the “Senior Notes”), as well as entering into a new five-year $200.0 million asset-based revolving credit facility and a five-year $65.0 million term loan (collectively the “Bank Facilities”).

The interest rate under the five-year asset-based credit facility is currently 2.25% over LIBOR or 0.25% over Prime. The rates over LIBOR and Prime will reset each quarter based on our Consolidated Leverage Ratio as defined in the agreement, and could range from 2.0% to 2.5% over LIBOR and 0.0% to 0.5% over Prime. The weighted average interest rate on borrowings under the asset-based credit facility was 3.8% for the first half of fiscal 2004. The $65.0 million term loan matures July 15, 2008 along with the asset-based facility and carries an interest rate of 5.0% over Prime with a minimum rate of 9.25%.

We incurred approximately $9.2 million in transaction and professional fees associated with the completion of the Bank Facilities. These costs were capitalized and are being amortized over the five-year term of the Bank Facilities.

At March 31, 2004, we had approximately $131.5 million committed under the asset-based facility, of which we had utilized approximately $73.7 million (including $42.4 million of letters of credit), leaving $57.8 million available for additional borrowings. In addition, we have outstanding bankers’ acceptances of $2.1 million which does not affect availability under the asset-based facility.

The Senior Notes, which are due July 1, 2010 and pay interest of $18.3 million on January 1 and July 1 of each year, were subject to registration with the Securities and Exchange Commission pursuant to a registration rights agreement. On February 17, 2004, we completed an offer to exchange new, registered Senior Notes for the then outstanding unregistered notes. The terms of the new, registered Senior Notes are identical, in all material respects, to the terms of the then outstanding unregistered notes, except that the new Senior Notes have been registered under the Securities Act, and the transfer restrictions and registration rights relating to the unregistered notes do not apply to the registered Senior Notes.

In the first half of fiscal 2004, we paid $21.9 million of interest on our borrowings. Additional information regarding our long-term debt structure can be found in our 2003 Annual Report on Form 10-K, filed on December 19, 2003.

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

Balance at September 30, 2003	$19.0
Warranty accrual	8.8
Cash payments	(7.2)

Balance at March 31, 2004	$20.6

Guarantees & Indemnifications

In connection with the sale of Ames True Temper in January 2002, we continue to guarantee the lease payments of their master distribution center. The lease obligation will expire in 2015. The lease payments totaled $3.7 million for fiscal 2003, and increase by 2.25% each year thereafter. We obtained a security interest and indemnification from Ames True Temper on the lease that would enable us to exercise remedies in the event of default.

We have sold a number of assets and operating entities over the last several years and have, on occasion, provided indemnifications for liabilities relating to product liability, environmental and other claims. We have accrued approximately $9.2 million as of March 31, 2004 for asserted and potential unasserted claims related to these liabilities.

Litigation

We and our subsidiaries are parties to legal proceedings that we believe to be either ordinary, routine litigation incidental to the business of present and former operations or immaterial to our financial condition, results of operations or cash flows.

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

Litigation resulting from a dispute with the former owners of the Sundance Spas business has resulted in a judgment of approximately $5.1 million in our favor. The gain of $3.9 million resulting from the judgment is not included in the results of our operations in the second quarter of fiscal 2004 as it is still subject to appeal.

In June 1998, we acquired Zurn, which itself owned various subsidiaries. Zurn is one of our wholly-owned subsidiaries. Zurn, along with many other unrelated companies, is a co-defendant in numerous asbestos related lawsuits pending in the U.S. Plaintiffs’ claims primarily allege personal injuries allegedly caused by exposure to asbestos used primarily in industrial boilers formerly manufactured by a segment of Zurn that has been presented as a discontinued operation. Zurn did not manufacture asbestos or asbestos components but purchased it from suppliers.

Legislation has been introduced in the Senate that would remove asbestos claims from the current tort system and place them in a trust fund system. This trust would be funded by the insurers and defendant companies. There can be no assurance as to when or if this or any other legislation will be passed and become law or the financial impact it could have on Zurn.

New claims filed against Zurn remained relatively constant period over period. For the second quarter and the first half of fiscal 2004, approximately 6,700 and 15,100, respectively, new asbestos claims were filed against Zurn. For the second quarter and the first half of fiscal 2003, approximately 5,300 and 14,900, respectively, new asbestos claims were filed against Zurn.

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 6-Commitments and Contingencies (continued)

During the second quarter and the first half of fiscal 2004 and as of the end of such periods, approximately 18,000 and 22,900 claims, respectively, were paid and/or pending payment and approximately 1,100 and 1,400 claims, respectively, were dismissed and/or pending dismissal. During the second quarter and the first half of fiscal 2003 and as of the end of such periods, approximately 16,200 and 22,100 claims, respectively, were paid and/or pending payment and approximately 1,500 and 2,700 claims, respectively, were dismissed and/or pending dismissal.

As of March 31, 2004, the number of asbestos claims pending against Zurn was approximately 69,200 compared to 59,000 as of September 30, 2003. The increase in pending claims is a result of new claims exceeding the number of claims newly resolved during the period. The claims are handled pursuant to a defense strategy funded by Zurn’s insurers. Since Zurn received its first asbestos claim in the 1980s, Zurn has paid or dismissed or agreed to settle or dismiss approximately 94,000 asbestos claims including dismissals or agreements to dismiss of approximately 7,200 of such claims through March 31, 2004 compared to 84,000 and 6,400, respectively, through September 30, 2003.

The pending claims against Zurn as of March 31, 2004 were included in approximately 4,800 lawsuits, in which Zurn and an average of 100 other companies are named as defendants, and which cumulatively allege damages of approximately $13 billion against all defendants. The pending claims against Zurn as of September 30, 2003 were included in approximately 5,600 lawsuits, in which Zurn and an average of 100 other companies are named as defendants, and which cumulatively allege damages of approximately $12 billion against all defendants. Defense costs currently do not erode the coverage amounts in the insurance policies, although a few policies that will be accessed in the future may count defense costs toward aggregate limits.

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

Zurn’s estimate of its asbestos liability assumes (i) its vigorous defense strategy will enable it to reduce both its claim frequency and claim severity in the future; (ii) approximately 178,000 other future asbestos claims; and (iii) its insurers will continue to pay defense costs without eroding the coverage amounts of its insurance policies. While Zurn believes there is evidence, in recent claims settlements, for such an impact of a successful defense strategy, if the defense strategy ultimately is not successful, to the extent assumed by Zurn, the severity and frequency of asbestos claims could increase substantially above Zurn’s estimates. Further, while Zurn’s current asbestos liability is based on an estimate of claims through 2013, such liability may continue beyond 2013, and such liability could be substantial.

Zurn estimates that its available insurance to cover its potential asbestos liability as of March 31, 2004 is approximately $305 million. Zurn believes, based on its experience in defending and dismissing such claims and the coverage available, that it has sufficient insurance to cover the pending and reasonably estimable future claims. This conclusion was reached after considering Zurn’s experience in asbestos litigation, the insurance payments made to date by Zurn’s insurance carriers, existing insurance policies, the industry ratings of the insurers and the advice of insurance coverage counsel with respect to applicable insurance coverage law relating to the terms and conditions of those policies. However, there is no assurance that this amount of insurance will ultimately be available or that Zurn’s asbestos liabilities will not ultimately exceed this amount. Factors that could cause a decrease in the amount of available coverage include changes in law governing the policies, potential disputes with the carriers on the scope of coverage and insolvencies of one or more of Zurn’s carriers. Principally as a result of the past insolvency of certain of Zurn’s insurance carriers, certain gaps exist in Zurn’s insurance coverage but only if and after Zurn uses approximately $233 million of its remaining approximate $305 million of insurance coverage, based on its coverage analysis. As noted above, the actuarial estimate of Zurn’s potential liability for asbestos claims pending against it and for claims estimated to be filed through 2013 is $160 million. In order to use approximately $280 million of the $305 million of its insurance coverage from solvent carriers, Zurn estimates that it would need to satisfy approximately $14 million of asbestos claims, with additional gaps of $80 million layered within the final $25 million of the $305 million of coverage. We will pursue, if necessary, any available recoveries on our approximately $148 million of coverage with insolvent carries, which includes approximately $83 million of coverage attributable to the gaps discussed above. These estimates are subject to the factors noted above.

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 6-Commitments and Contingencies (continued)

After review of the foregoing with Zurn and its consultants, we believe that the resolution of Zurn’s pending and reasonably estimable asbestos claims will not have a material adverse effect on Zurn’s financial condition, results of operations or cash flows.

Note 7-Comprehensive Income

The components of comprehensive income are as follows:

	Second Quarter		First Half
	2004	2003	2004	2003
		(Restated)		(Restated)

Net income (loss)	$5.9	$(33.4)	$9.3	$(19.9)
Foreign currency translation:
Adjustments arising during the period	0.6	2.3	15.3	7.8
Reclassification adjustment in earnings	—	2.1	—	2.1
Net unrealized loss on investment securities, net of tax	(1.5)	—	(8.8)	—

Comprehensive income (loss)	$5.0	$(29.0)	$15.8	$(10.0)

Note 8-Income Per Share

The basic and diluted weighted average number of common shares outstanding are as follows:

	Second Quarter		First Half
	2004	2003	2004	2003
Basic weighted average number of common shares outstanding	75.0	74.5	74.9	74.5
Diluted weighted average number of common shares outstanding	75.7	74.5	75.5	74.5

Options to purchase 1.5 million and 1.7 million shares in the second quarter and first half of fiscal 2004, respectively, and options to purchase 4.9 million shares in both the second quarter and first half of fiscal 2003 were not included in the computation of diluted income (loss) per share because the exercise prices of these options exceeded the average market price of the common shares during the respective periods.

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 9-Employee Stock Options

We apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for our stock-based compensation plans. Thus, we use the intrinsic value method to determine the compensation cost for our stock-based awards to employees. Had compensation cost for awards under our stock-based compensation plans been determined using the fair value method prescribed by FASB Statement No. 123, Accounting for Stock-Based Compensation, and subsequent revision, our net income (loss) and income (loss) per share would have been reduced to the pro forma amounts presented below:

	Second Quarter		First Half
	2004	2003	2004	2003
		(Restated)		(Restated)

Net income (loss), as reported:	$5.9	$(33.4)	$9.3	$(19.9)
Stock-based employee compensation expense, net of tax	0.4	0.3	0.7	0.4
Total stock-based employee compensation expense determined under the fair value method, net of tax	(0.4)	(0.7)	(1.1)	(1.3)

Pro forma net income (loss)	5.9	(33.8)	8.9	(20.8)
Income (loss) per share:
Basic — as reported	$0.08	$(0.45)	$0.12	$(0.27)
Basic — pro forma	0.08	(0.45)	0.12	(0.28)
Diluted — as reported	$0.08	$(0.45)	$0.12	$(0.27)
Diluted — pro forma	0.08	(0.45)	0.12	(0.28)

     The fair value of each stock option granted is established on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants for 2004 and 2003:

•	expected volatility rates of 67% for 2004 and 63% for 2003;

•	risk-free interest rates of 2.80% for 2004 and 2.80% for 2003;

•	expected option lives of 4 years for both years; and

•	expected dividend yield of 0% for both years.

On March 17, 2004, in connection with our option exchange program, we accepted for cancellation options to purchase 1,903,337 shares of our common stock, and granted 435,730 restricted shares of our common stock in exchange. Participants tendered 100% of the options eligible to be exchanged under the program. We subsequently cashed-out options to purchase 469,887 shares of our common stock held by former employees for $0.4 million.

In accordance with EITF No. 23, Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees, and FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, employee stock options issued within six months of the option exchange program are considered replacement awards and are subject to variable accounting until the award is exercised, forfeited or canceled. As of March 31, 2004, there are 91,250 employee stock options being accounted for under these provisions.

The restricted stock awards will vest in quarterly increments over the next four years. The restricted stock’s intrinsic value of $3.8 million at the grant date will be amortized over the vesting period in tranches consistent with our accounting policy of recognizing expense for awards with graded vesting under the expense attribution method in FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. In the second quarter of fiscal 2004, we recognized $0.1 million of amortization associated with these awards.

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 10-Pension and Retirement Plans

We sponsor a number of non-contributory defined benefit pension plans and a number of defined contribution plans, including foreign defined benefit pension plans. Additionally, we provide other post-retirement benefits, such as health care and life insurance benefits, to certain groups of retirees with most retirees contributing a portion of our costs.

The components of net periodic benefits and costs for the second quarter and first half of fiscal 2004 and fiscal 2003 for our pension and other post-retirement benefit plans are as follows:

	Pension Plans
	Second Quarter		First Half
	2004	2003	2004	2003
Service cost	$(1.7)	$(1.7)	$(3.4)	$(3.4)
Interest cost	(4.5)	(4.4)	(9.0)	(8.8)
Expected return on plan assets	8.0	8.1	15.9	16.2
Amortization of prior service cost	(0.2)	(0.2)	(0.3)	(0.3)
Amortization of net actuarial loss	(0.5)	—	(1.0)	(0.1)
Curtailments/settlements	(0.4)	—	(0.4)	—

Periodic benefit of defined benefit plans	0.7	1.8	1.8	3.6
Net reclassification adjustment for discontinued operations	—	(0.1)	—	(0.1)

Net periodic benefit (costs):
Defined benefit plans	0.7	1.7	1.8	3.5
Defined contribution plans	(0.3)	(0.4)	(0.7)	(0.7)

Net periodic benefit	$0.4	$1.3	$1.1	$2.8

	Other Post-retirement Benefit Plans
	Second Quarter		First Half
	2004	2003	2004	2003
Service cost	$(0.1)	$(0.2)	$(0.3)	$(0.4)
Interest cost	(0.9)	(0.9)	(1.9)	(1.7)
Amortization of prior service cost	0.2	—	0.4	—
Amortization of net actuarial loss	(0.5)	(0.1)	(1.0)	(0.3)
Curtailments/settlements	(0.6)	—	(0.6)	—

Net periodic costs	$(1.9)	$(1.2)	$(3.4)	$(2.4)

We contributed $0.2 million to our pension and post-retirement benefit plans during the second quarter of fiscal 2004 and $0.4 million during the first half of fiscal 2004. We anticipate contributing an additional $2.6 million in the second half of fiscal 2004 bringing our total estimated contribution for the year to $3.0 million.

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 11-Accrued Restructuring Costs

As of March 31, 2004, we had accruals of $10.9 million for restructuring costs. The activity in the restructuring liability accounts by cost category is as follows:

	Lease and	Severance
	Contract Related	and Related	Total
	Accruals	Accruals	Accruals
Balance at September 30, 2003	$5.5	$6.0	$11.5
Charges	0.5	5.2	5.7
Cash payments	(0.8)	(4.5)	(5.3)
Other	—	(1.0)	(1.0)

Balance at March 31, 2004	$5.2	$5.7	$10.9

During the second quarter and first half of fiscal 2004, we recorded restructuring charges of $3.0 million and $5.7 million, respectively. These charges include:

•	Pension and post-retirement curtailment charges of $1.0 million recorded in the second quarter of fiscal 2004 associated with our plan to downsize the Ford City, PA facility, thereby eliminating high-cost manufacturing through lower-cost sourcing. These curtailment charges reduced the balance of our pension asset;

•	Plant shut down and restructuring charges associated with the planned closure of our Salem, OH manufacturing plant of $2.2 million in the second quarter and $3.7 million in the first half of fiscal 2004;

•	Severance related to our new shared services center in Dallas, TX of $0.1 million in the second quarter and $1.0 million in the first half of fiscal 2004; and

•	A favorable adjustment to our lease and contract related accruals of $0.3 million in the second quarter of fiscal 2004, which offsets a first quarter severance charge of $0.3 million, related to the relocation and consolidation of the Jacuzzi Inc. headquarters in Walnut Creek, CA into our principal offices in West Palm Beach, FL.

Approximately $8.5 million of the accrued restructuring costs at March 31, 2004 are included in the balance sheet caption “Accrued expenses and other current liabilities,” while the remaining $2.4 million are recorded in the balance sheet caption “Other non-current liabilities.” We expect the remaining accruals to be paid with cash over the periods provided by the severance and lease agreements over the next four years.

Note 12-Income Taxes

During the first quarter of fiscal 2004, we had an initial meeting with the IRS to begin their audit for the fiscal years 1998 through 2002. The IRS is currently at the information gathering stage of the audit process and has not communicated any areas of concern or proposed adjustments. The IRS anticipates completing their audit in June 2005. During the second quarter of fiscal 2004, we received a refund of $4.0 million relating to the examination of the federal income tax returns for the fiscal years 1995 through 1997. This amount was already included in our tax rates in prior periods. In addition to the tax refund, we received $2.5 million in interest relating to the refund, which is included in interest income. For the first and second quarters of fiscal 2004, we provided for taxes at an effective tax rate of approximately 39% on income from continuing operations.

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

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 13- Discontinued Operations

On December 28, 2001, the Board of Directors approved a formal disposal plan, which called for the sale of five businesses, including SiTeco Lighting which was sold in October 2002.

In March 2003, the Board of Directors approved the disposal of our swimming pool and equipment, hearth and water systems businesses. During the third quarter of fiscal 2003, we disposed of the swimming pool & equipment and hearth businesses in two separate transactions. The net cash proceeds from these transactions totaled $16.7 million. In October 2003, we sold our water systems business for $3.1 million in cash. In connection with the disposal plans, we recorded a charge of $39.9 million in March 2003, which represented the difference between the historical net carrying value (including goodwill) and the estimated net realizable value of the net assets of the businesses, less costs to sell. These discontinued businesses were previously included in our Bath Products segment.

The operating results of these businesses are included in loss from discontinued operations for all periods presented, in accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Summarized results of these businesses are as follows:

	Second Quarter		First Half
	2004	2003	2004	2003
Net sales	$—	$26.8	$2.1	$50.2
Operating income (loss)	—	1.6	(0.9)	0.2

Included in assets held for sale at March 31, 2004 and September 30, 2003 are excess properties held for sale of $3.0 million and $5.4 million, respectively. These properties are currently being marketed for sale and meet all of the criteria for classification as held for sale as required by SFAS No. 144. The properties are recorded at the lower of their carrying value or fair value less cost to sell. Assets held for sale and liabilities associated with assets held for sale at September 30, 2003 include assets of $11.4 million and liabilities of $8.7 million for our water systems business, which was sold in October 2003.

Note 14-Segment Data

We currently operate in three reportable business segments – Bath Products, Plumbing Products and Rexair. The following is a summary of the significant accounts and balances by segment, reconciled to the consolidated totals.

			Bath	Plumbing		Corporate	Consolidated
			Products	Products	Rexair	and Other	Total
Net Sales
Second Quarter	2004		$232.3	$71.4	$29.2	$—	$332.9
	2003		188.2	69.2	26.4	—	283.8
First Half	2004		$444.3	$138.5	$53.9	$—	$636.7
	2003		367.3	129.9	52.5	—	549.7

Total Operating Income (Loss)
Second Quarter	2004		$2.5	$12.1	$6.7	$(3.3)	$18.0
	2003	(restated)	5.4	19.3	6.4	(4.8)	26.3
First Half	2004		$8.5	$24.4	$12.7	$(7.9)	$37.7
	2003	(restated)	7.7	30.6	12.2	(5.9)	44.6

Assets
As of March 31, 2004			$646.0	$170.5	$157.5	$367.5	$1,341.5
As of September 30, 2003			612.5	163.9	156.6	403.8	1,336.8

JACUZZI BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 15-Supplemental Joint Issuer and Guarantor Financial Information

The following represents the supplemental consolidating condensed financial statements of Jacuzzi Brands, Inc. (“JBI”), which is the issuer of our Senior Notes, the subsidiaries which are guarantors of the Senior Notes and our subsidiaries which are not guarantors of the Senior Notes as of March 31, 2004 and September 30, 2003 and for each of the three and six months ended March 31, 2004 and 2003. Certain of our existing and future domestic restricted subsidiaries guarantee the Senior Notes, jointly and severally, on a senior basis. The Senior Notes are secured by a first-priority lien on and security interest in substantially all of our domestic real property, plant and equipment (referred to as Notes Collateral). The Senior Notes are also secured by a second-priority lien on and security interest in the Bank Collateral (see our 2003 Annual Report on Form 10-K, filed on December 19, 2003). Separate consolidated financial statements of each guarantor are not presented, as we have determined that they would not be material to investors.

	For the Three Months Ended March 31, 2004
		Combined	Combined
		Guarantor	Non-Guarantor
	JBI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$236.5	$97.7	$(1.3)	$332.9
Operating costs and expenses:
Cost of products sold	—	167.9	68.2	(1.3)	234.8
Selling, general and administrative expenses	3.4	51.4	22.3	—	77.1
Restructuring (credits) charges	(0.3)	3.3	—	—	3.0

Operating (loss) income	(3.1)	13.9	7.2	—	18.0
Interest expense	(12.2)	(0.3)	—	—	(12.5)
Interest income	2.5	0.4	0.1	—	3.0
Intercompany interest (expense) income, net	(3.5)	5.2	(1.7)	—	—
Equity in earnings (losses) of investees, net	31.9	2.9	—	(34.8)	—
Minority interest (expense) income	(15.4)	15.4	—	—	—
Other income (expense), net	—	1.2	(0.1)	—	1.1
Other intercompany income (expense), net	—	0.3	(0.3)	—	—

Income (loss) before income taxes	0.2	39.0	5.2	(34.8)	9.6
Benefit from (provision for) income taxes	5.7	(7.1)	(2.3)	—	(3.7)

Net income (loss)	$5.9	$31.9	$2.9	$(34.8)	$5.9

JACUZZI BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 15–Supplemental Joint Issuer and Guarantor Financial Information (Continued)

	For the Three Months Ended March 31, 2003
		(Restated)
		Combined	Combined
		Guarantor	Non-Guarantor		(Restated)
	JBI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$210.0	$75.0	$(1.2)	$283.8
Operating costs and expenses:
Cost of products sold	—	141.8	52.3	(1.2)	192.9
Selling, general and administrative expenses	1.7	45.7	14.1	—	61.5
Restructuring charges	3.1	—	—	—	3.1

Operating (loss) income	(4.8)	22.5	8.6	—	26.3
Interest expense	(10.1)	(3.9)	(0.2)	—	(14.2)
Interest income	0.1	0.1	0.1	—	0.3
Intercompany interest income (expense), net	4.7	(2.2)	(2.5)	—	—
Equity in earnings (losses) of investees, net	27.9	1.5	—	(29.4)	—
Minority interest (expense) income	(15.4)	15.4	—	—	—
Other expense, net	(0.4)	(2.4)	(0.3)	—	(3.1)
Other intercompany income (expense), net	0.1	2.8	(2.9)	—	—

Income (loss) before income taxes and discontinued operations	2.1	33.8	2.8	(29.4)	9.3
Benefit from (provision for) income taxes	3.6	(5.9)	(1.3)	—	(3.6)

Income (loss) from continuing operations	5.7	27.9	1.5	(29.4)	5.7
(Loss) income from discontinued operations	(39.1)	(39.1)	(24.6)	63.7	(39.1)

Net (loss) income	$(33.4)	$(11.2)	$(23.1)	$34.3	$(33.4)

JACUZZI BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 15–Supplemental Joint Issuer and Guarantor Financial Information (Continued)

	For the Six Months Ended March 31, 2004
		Combined	Combined
		Guarantor	Non-Guarantor
	JBI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$460.5	$179.0	$(2.8)	$636.7
Operating costs and expenses:
Cost of products sold	—	325.1	124.2	(2.8)	446.5
Selling, general and administrative expenses	7.6	99.5	39.7	—	146.8
Restructuring charges	—	5.7	—	—	5.7

Operating (loss) income	(7.6)	30.2	15.1	—	37.7
Interest expense	(24.8)	(0.5)	(0.2)	—	(25.5)
Interest income	2.6	0.6	0.3	—	3.5
Intercompany interest (expense) income, net	(6.9)	8.3	(1.4)	—	—
Equity in earnings (losses) of investees, net	64.6	8.2	—	(72.8)	—
Minority interest (expense) income	(30.8)	30.8	—	—	—
Other (expense) income, net	—	(0.7)	1.1	—	0.4
Other intercompany (expense) income, net	(0.1)	—	0.1	—	—

(Loss) income before income taxes and discontinued operations	(3.0)	76.9	15.0	(72.8)	16.1
Benefit from (provision for) income taxes	12.9	(12.3)	(6.8)	—	(6.2)

Income (loss) from continuing operations	9.9	64.6	8.2	(72.8)	9.9
(Loss) income from discontinued operations	(0.6)	(0.6)	—	0.6	(0.6)

Net income (loss)	$9.3	$64.0	$8.2	$(72.2)	$9.3

JACUZZI BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 15–Supplemental Joint Issuer and Guarantor Financial Information (Continued)

	For the Six Months Ended March 31, 2003
		(Restated)
		Combined	Combined
		Guarantor	Non-Guarantor		(Restated)
	JBI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$409.9	$141.6	$(1.8)	$549.7
Operating costs and expenses:
Cost of products sold	—	282.0	97.6	(1.8)	377.8
Selling, general and administrative expenses	2.7	93.3	28.2	—	124.2
Restructuring charges	3.1	—	—	—	3.1

Operating (loss) income	(5.8)	34.6	15.8	—	44.6
Interest expense	(21.7)	(10.4)	(0.5)	—	(32.6)
Interest income	0.4	0.3	0.2	—	0.9
Intercompany interest (expense) income, net	(6.7)	12.2	(5.5)	—	—
Equity in earnings (losses) of investees, net	73.8	2.2	—	(76.0)	—
Minority interest (expense) income	(30.8)	30.8	—	—	—
Other expense, net	(1.7)	(0.4)	(0.4)	—	(2.5)
Other intercompany income (expense), net	0.1	5.6	(5.7)	—	—

Income (loss) before income taxes and discontinued operations	7.6	74.9	3.9	(76.0)	10.4
Benefit from (provision for) income taxes	12.4	(1.1)	(1.7)	—	9.6

Income (loss) from continuing operations	20.0	73.8	2.2	(76.0)	20.0
(Loss) income from discontinued operations	(39.9)	(39.9)	(26.2)	66.1	(39.9)

Net (loss) income	$(19.9)	$33.9	$(24.0)	$(9.9)	$(19.9)

JACUZZI BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 15–Supplemental Joint Issuer and Guarantor Financial Information (Continued)

	At March 31, 2004
		Combined	Combined
		Guarantor	Non-Guarantor
	JBI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$0.3	$(6.1)	$32.6	$—	$26.8
Trade receivables, net	—	150.4	90.6	—	241.0
Inventories	—	148.2	44.2	—	192.4
Deferred income taxes	27.9	(12.4)	0.9	—	16.4
Assets held for sale	—	3.0	—	—	3.0
Other current assets	1.2	10.7	12.0	—	23.9

Total current assets	29.4	293.8	180.3	—	503.5

Property, plant and equipment, net	0.9	79.1	48.1	—	128.1
Pension assets	152.1	—	—	—	152.1
Insurance for asbestos claims	—	160.0	—	—	160.0
Goodwill	—	229.2	59.5	—	288.7
Other intangibles, net	—	60.2	—	—	60.2
Other non-current assets	27.9	20.5	0.5	—	48.9
Investment in subsidiaries/ Intercompany receivable (payable), net	590.1	858.9	162.9	(1,611.9)	—

Total assets	$800.4	$1,701.7	$451.3	$(1,611.9)	$1,341.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$—	$22.6	$—	$22.6
Current maturities of long-term debt	31.3	1.4	—	—	32.7
Trade accounts payable	0.2	47.2	55.6	—	103.0
Income taxes payable	(3.7)	12.8	5.0	—	14.1
Accrued expenses and other current liabilities	19.6	82.9	28.2	—	130.7

Total current liabilities	47.4	144.3	111.4	—	303.1

Long-term debt	445.0	5.0	—	—	450.0
Minority interest	—	60.7	—	(60.7)	—
Deferred income taxes	(6.2)	25.3	0.2	—	19.3
Asbestos claims	—	160.0	—	—	160.0
Other non-current liabilities	41.0	74.4	20.5	—	135.9

Total liabilities	527.2	469.7	132.1	(60.7)	1,068.3

Stockholders’ equity	273.2	1,232.0	319.2	(1,551.2)	273.2

Total liabilities and stockholders’ equity	$800.4	$1,701.7	$451.3	$(1,611.9)	$1,341.5

JACUZZI BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 15–Supplemental Joint Issuer and Guarantor Financial Information (Continued)

	At September 30, 2003
		Combined	Combined
		Guarantor	Non-Guarantor
	JBI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$0.2	$2.9	$28.1	$—	$31.2
Trade receivables, net	—	143.9	85.7	—	229.6
Inventories	—	127.6	37.4	—	165.0
Deferred income taxes	27.9	(12.4)	—	—	15.5
Assets held for sale	—	11.9	4.9	—	16.8
Other current assets	3.2	12.0	14.9	—	30.1

Total current assets	31.3	285.9	171.0	—	488.2

Property, plant and equipment, net	0.5	84.3	44.9	—	129.7
Pension assets	148.3	—	—	—	148.3
Insurance for asbestos claims	—	160.0	—	—	160.0
Goodwill	—	229.2	53.9	—	283.1
Other intangibles, net	—	60.8	—	—	60.8
Other non-current assets	28.7	37.9	0.1	—	66.7
Investment in subsidiaries/Intercompany receivable (payable), net	568.7	829.1	160.6	(1,558.4)	—

Total assets	$777.5	$1,687.2	$430.5	$(1,558.4)	$1,336.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$—	$23.5	$—	$23.5
Current maturities of long-term debt	23.9	1.3	—	—	25.2
Trade accounts payable	—	56.0	46.3	—	102.3
Income taxes payable	2.2	8.0	0.6	—	10.8
Liabilities associated with assets held for sale	—	6.4	2.3	—	8.7
Accrued expenses and other current liabilities	27.9	79.7	28.6	—	136.2

Total current liabilities	54.0	151.4	101.3	—	306.7

Long-term debt	445.0	6.4	—	—	451.4
Minority interest	—	91.5	—	(91.5)	—
Deferred income taxes	(6.2)	31.9	0.5	—	26.2
Asbestos claims	—	160.0	—	—	160.0
Other non-current liabilities	29.0	89.0	18.8	—	136.8

Total liabilities	521.8	530.2	120.6	(91.5)	1,081.1

Stockholders’ equity	255.7	1,157.0	309.9	(1,466.9)	255.7

Total liabilities and stockholders’ equity	$777.5	$1,687.2	$430.5	$(1,558.4)	$1,336.8

JACUZZI BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 15–Supplemental Joint Issuer and Guarantor Financial Information (Continued)

	For the Six Months Ended March 31, 2004
		Combined	Combined
		Guarantor	Non-Guarantor
	JBI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$8.8	$(37.0)	$24.4	$—	$(3.8)

INVESTING ACTIVITIES:
Proceeds from sale of businesses, net	—	2.4	2.1	—	4.5
Purchases of property, plant and equipment	(0.5)	(4.9)	(2.9)	—	(8.3)
Proceeds from sale of excess real estate	—	—	3.0	—	3.0
Proceeds from the sale of fixed assets	—	0.2	0.1		0.3
Net transfers with subsidiaries	(14.8)	6.0	—	8.8	—

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(15.3)	3.7	2.3	8.8	(0.5)

FINANCING ACTIVITIES:
Proceeds from long-term debt	31.5	—	—	—	31.5
Repayment of other long-term debt	(24.1)	(1.2)	—	—	(25.3)
Payment of financing fees	(1.3)	—	—	—	(1.3)
Proceeds from the issuance of common stock for option exercises	0.5	—	—	—	0.5
Decrease in notes payable, net	—	—	(3.3)	—	(3.3)
Net transfers with parent	—	14.8	(6.0)	(8.8)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	6.6	13.6	(9.3)	(8.8)	2.1

Effect of exchange rate changes on cash and cash equivalents	—	10.7	(12.9)	—	(2.2)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	0.1	(9.0)	4.5	—	(4.4)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	0.2	2.9	28.1	—	31.2

CASH AND CASH EQUIVALENTS AT END OF YEAR	$0.3	$(6.1)	$32.6	$—	$26.8

JACUZZI BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 15–Supplemental Joint Issuer and Guarantor Financial Information (Continued)

	For the Six Months Ended March 31, 2003
		(Restated)
		Combined	Combined
		Guarantor	Non-Guarantor		(Restated)
	JBI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$2.7	$28.0	$(3.8)	$—	$26.9

INVESTING ACTIVITIES:
Proceeds from sale of businesses, net	—	103.8	—	—	103.8
Purchases of property, plant and equipment	—	(4.0)	(1.5)	—	(5.5)
Proceeds from sale of excess real estate	—	10.8	—	—	10.8
Proceeds from the sale of fixed assets	—	0.1			0.1
Net transfers with subsidiaries	(13.6)	9.8	—	3.8	—

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(13.6)	120.5	(1.5)	3.8	109.2

FINANCING ACTIVITIES:
Proceeds from long-term debt	16.4	—	—	—	16.4
Repayment of other long-term debt	(11.8)	(116.4)			(128.2)
Repayment of Senior Notes	(104.8)	(54.8)	—	—	(159.6)
Escrow deposits in restricted cash collateral accounts	(58.4)	—	—	—	(58.4)
Escrow withdrawals in restricted cash collateral accounts	178.1	—	—	—	178.1
Payment of financing fees	(7.9)	(1.0)	—	—	(8.9)
Increase in notes payable, net	—	—	5.4	—	5.4
Net transfers with parent	—	13.6	(9.8)	(3.8)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	11.6	(158.6)	(4.4)	(3.8)	(155.2)

Effect of exchange rate changes on cash and cash equivalents	(1.1)	—	5.6	—	4.5

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(0.4)	(10.1)	(4.1)	—	(14.6)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	0.3	11.0	20.8	—	32.1

CASH AND CASH EQUIVALENTS AT END OF YEAR	$(0.1)	$0.9	$16.7	$—	$17.5

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

This Quarterly Report on Form 10-Q contains both historical information and other information. While we have specifically identified certain information as being forward-looking in the context of its presentation, we caution the reader that, with the exception of information that is clearly historical, all the information contained in this Quarterly Report on Form 10-Q should be considered to be “forward-looking statements” as referred to in the Act. Without limitation, when we use the words “believe,” “estimate,” “plan,” “expect,” “intend,” “anticipate,” “continue,” “project,” “probably,” “should,” “will” and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature.

Forward-looking information involves risks and uncertainties. This information is based on various factors and assumptions about future events that may or may not actually come true. As a result, our operations and financial results in the future could differ substantially from those we have discussed in the forward-looking statements in this Quarterly Report and other documents that have been filed with the Securities and Exchange Commission. In particular, various economic and competitive factors, including those outside our control, such as interest rates, foreign currency exchange rates, inflation rates, instability in domestic and foreign financial markets, acts of war, terrorist acts, outbreak of new diseases, consumer spending patterns, energy costs and availability, freight costs, availability of consumer and commercial credit, adverse weather, levels of residential and commercial construction, changes in raw material and component costs and the creditworthiness of our customers, insurers and investees, could cause our actual results during the remainder of 2004 and in future years to differ materially from those expressed in any forward-looking statement made in this Quarterly Report on Form 10-Q. In addition, under the heading “Critical Account Policies and Estimates” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K, we describe various estimates and assumptions that we make that affect the reported amounts of assets, liabilities, sales and expenses as well as the disclosure of contingent assets and liabilities. Future revisions to these estimates and assumptions may cause these amounts, when reported, to differ materially from those expressed in any forward-looking statement made in this Quarterly Report on Form 10-Q, particularly with respect to statements relating to pension and other post-retirement benefits, asbestos liabilities, self-insurance reserves, inventories and trade receivables. All subsequent written and oral forward-looking statements attributable to Jacuzzi Brands, Inc. and our subsidiaries are expressly qualified in their entirety by the foregoing factors.

Results of Operations

General

Jacuzzi Brands, Inc., together with our subsidiaries, is a leading global producer of branded bath and plumbing products for the residential, commercial and institutional markets. We currently operate under three segments – Bath Products, Plumbing Products and Rexair. Our Bath Products segment manufactures whirlpool baths, spas, showers, sanitary ware, including sinks and toilets, and bathtubs for the residential construction and remodeling markets. The residential construction and remodeling markets have been strong for the last several years primarily as a result of lower interest rates and overall strong demand. We believe that interest rates will remain a primary driver of these markets in the short-term, and that macro-economic and demographic factors such as population growth will drive demand for residential construction and remodeling over the long-term. Our Plumbing Products segment manufactures professional grade drainage, water control, commercial brass and PEX piping products for the commercial and institutional construction, renovation and facilities maintenance markets. Growth in the commercial and institutional markets has been contracting over the past couple of years in the face of weak demand, which has impeded sales growth in this segment. We believe that macro-economic and demographic factors such as population and infrastructure growth will drive these markets over the long-term. Our Rexair segment manufactures premium vacuum cleaner systems sold through independent distributors in the direct sales retail channel.

In December 2001, we approved a formal disposal plan for the sale of five businesses, and in February 2003, we approved a formal disposal plan for the sale of three businesses. We completed the sale of these businesses during the period from January 2002 through October 2003, transforming us from a diversified industrial conglomerate into a focused operating company. The results of these discontinued businesses are excluded from our results from continuing operations for all periods presented and from any discussions of our continuing operating results. They are, however, included in our results from discontinued operations and are discussed separately in Note 13 of this Report on Form 10-Q.

Restatement

In October 2003, we completed a review of the accounting for our August 2001 re-acquisition of Rexair in response to comments received from the staff of the Securities and Exchange Commission as a result of their normal periodic review of our filings. As a result of our review, we revised the amount allocated to the Rexair distribution network, as well as the estimated life and the related amortization expense. We have restated our prior year results as a result of these changes. For additional information regarding this accounting change and re-allocation, refer to our amended 2002 Annual Report on Form 10-K/A, filed on November 25, 2003.

A reconciliation of the net loss and loss per share previously reported in our condensed consolidated statements of income for the second quarter and first half of fiscal 2003 to the net loss and loss per share in this Report on Form 10-Q is provided as follows:

	As		As
	Reported	Adjustments	Restated
Net loss
Second quarter	$(33.3)	$(0.1)	$(33.4)
First half	(19.6)	(0.3)	(19.9)

Basic loss per share
Second quarter	(0.45)	—	(0.45)
First half	(0.26)	(0.01)	(0.27)

Diluted loss per share
Second quarter	(0.45)	—	(0.45)
First half	(0.26)	(0.01)	(0.27)

The adjustments to net income for the second quarter and first half of fiscal 2003 consist of $0.3 million and $0.5 million, respectively, of additional amortization expense offset by amortization of the deferred tax benefit of $0.2 million in both periods.

Overall

	Second Quarter		First Half
	2004	2003	2004	2003
		(Restated)		(Restated)
Net sales
Bath Products	$232.3	$188.2	$444.3	$367.3
Plumbing Products	71.4	69.2	138.5	129.9
Rexair	29.2	26.4	53.9	52.5

Total net sales	$332.9	$283.8	$636.7	$549.7

Operating income
Bath Products	$2.5	$5.4	$8.5	$7.7
Plumbing Products	12.1	19.3	24.4	30.6
Rexair	6.7	6.4	12.7	12.2

	21.3	31.1	45.6	50.5
Corporate expenses	(3.3)	(4.8)	(7.9)	(5.9)

Total operating income	$18.0	$26.3	$37.7	$44.6

Net sales for the second quarter of fiscal 2004 increased 17.3% to $332.9 million from $283.8 million in the same period last year. Sales increased in each of our three segments. Net sales in the second quarter of fiscal 2003 benefited from an $8.6 million technology license sale. Net sales in the second quarter of fiscal 2004 benefited from favorable fluctuations in currency exchange rates of $12.6 million.

Net sales for the first half of fiscal 2004 rose 15.8% to $636.7 million from $549.7 million in the same period last year. Higher sales in the first half of fiscal 2004 were the result of increased sales in all segments. Net sales for the first half of fiscal 2003 included the technology license sale of $8.6 million. Net sales in the first half of fiscal 2004 benefited from favorable fluctuations in currency exchange rates of $21.7 million and an additional week of sales as 2004 is a 53-week year.

Operating income declined 31.6%, to $18.0 million in the second quarter of fiscal 2004 despite strong revenue growth in all segments and operational improvements in the Bath Products segment. The decline was partially the result of a $4.1 million charge for non-performing customer notes incurred as a result of financial difficulties encountered by several of our Brazilian bath product distributors and the $8.6 million sale of the technology license in the second quarter of fiscal 2003.

Second quarter 2004 and 2003 operating income includes restructuring charges totaling $3.0 million and $3.1 million, respectively. The second quarter 2004 charges primarily consist of a $2.2 million charge associated with the shut down of Eljer’s Salem, OH cast iron plant and a $1.0 million charge for the downsizing of Eljer’s Ford City, PA ceramic plant, net of minor changes to prior period restructuring estimates. The second quarter 2003 charge is related to restructuring and consolidation activities at the corporate headquarters and the relocation and consolidation of the Bath Products segment’s headquarters.

For the first half of fiscal 2004, operating income included restructuring charges of $5.7 million related to the Salem, OH plant closure, Ford City, PA downsizing and the shared services margin improvement projects. Additionally, $1.9 million of costs were incurred in connection with the bankruptcy of a domestic distributor and staffing reductions in Brazil that we recorded in the first quarter of fiscal 2004.

Operating income in the second quarter and first half of fiscal 2004 benefited from favorable fluctuations in currency exchange rates of $0.7 million and $1.8 million, respectively.

On March 17, 2004, in connection with our option exchange program, we accepted for cancellation options to purchase 1,903,337 shares of our common stock, and granted 435,730 restricted shares of our common stock in exchange. Participants tendered 100% of the options eligible to be exchanged under the program. We subsequently cashed-out options to purchase 469,887 shares of our common stock held by former employees for $0.4 million. The restricted stock awards will vest in quarterly increments over the next four years. The restricted stock’s intrinsic value of $3.8 million at the grant date will be amortized over the vesting period in tranches consistent with our accounting policy of recognizing expense for awards with graded vesting under the expense attribution method in FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. We recognized $0.1 million of amortization associated with these awards in the second quarter of fiscal 2004 and expect to recognize an additional $1.1 million of amortization in the second half of fiscal 2004.

Bath Products

Sales in the Bath Products segment increased $44.1 million and $77.0 million for the second quarter and first half of fiscal 2004, respectively, in comparison with the same periods in fiscal 2003. The sales increase was mostly due to growth in the U.S., U.K., and Europe of bath and spa products. Sales growth in the U.S. was primarily the result of the completion of the roll out of the Jacuzzi Whirlpool bath lines into over 900 Lowe’s home centers and the growth in the number of distributors of SUNDANCE® and JACUZZI® outdoor spas. The sales increase in the U.K. and Europe was primarily a result of expanding our product offerings at certain home center retailers and favorable currency exchange rates. Favorable currency exchange rates contributed $12.6 million and $21.7 million to the increase in Bath Products segment sales for the second quarter and first half of fiscal 2004, respectively.

Strong revenue growth in the second quarter of fiscal 2004 was offset by the $4.1 million charged for non-performing notes from our Brazilian bath product distributors, the $2.2 million restructuring charge associated with the shut down of Eljer’s Salem, OH cast iron plant and the $1.0 million restructuring charge associated with the downsizing of Eljer’s Ford City, PA ceramic plant.

We increased our bad debt reserves by $4.1 million related to financial difficulties encountered by several Brazilian bath product distributors and have taken over sales responsibility for the Brazilian home center channel. We expect this action to result in improved sales, margins and customer service for this segment as we are now directly in control of sales into this channel.

The Salem plant closure is on schedule and will cease production at the end of May 2004. In the second quarter of fiscal 2004, we announced a plan to downsize our Ford City, PA plant and eliminate approximately 200 positions at the plant. We recorded a $1.0 million restructuring charge in the second quarter for pension and post-retirement benefit curtailments associated with the elimination of these positions. We expect to complete the Ford City downsizing by the end of fiscal 2004. Over the next two quarters, we expect to incur approximately $4.1 million in charges and accelerated depreciation associated with the downsizing of the Ford City facility and $3.1 million in additional charges related to the previously announced Salem plant closure.

Each of these actions are part of our previously announced plans to improve margins in the Bath Products segment in general and the Eljer division specifically by eliminating high-cost manufacturing through lower-cost sourcing and improving customer service.

In addition, litigation with the former owners of the Sundance Spas business has resulted in a judgment of approximately $5.1 million in our favor. The favorable financial impact of the judgment of $3.9 million has not been included in our results of operations as it is subject to a potential appeal. We incurred litigation expense as a result of this legal action of $0.4 million and $1.0 million in the second quarter and the first half of fiscal 2004, respectively.

In addition to the items noted above, operating income in the first half of fiscal 2004 was further impacted by $1.5 million of plant shut down and restructuring charges associated with the closure of our Salem, OH plant, $0.9 million in severance related to the new shared services center in Dallas, TX, a $0.9 million increase in our bad debt allowance resulting from the bankruptcy of one of our domestic distributors and $1.0 million in severance related to staffing reductions in Brazil. These charges were all recorded in the first quarter of fiscal 2004.

Prior year results also included costs associated with the elimination of the Jacuzzi, Inc. corporate headquarters in Walnut Creek, CA; start-up costs associated with the move to a new whirlpool bath manufacturing facility in Chino, CA; and costs associated with the initial stocking of the Lowe’s stores in fiscal 2003.

Operating income in fiscal 2004 was positively impacted by $0.7 million in the second quarter and $1.8 million in the first half of fiscal 2004 as a result of foreign currency exchange rate fluctuations.

Plumbing Products

Sales in the Plumbing Products segment increased $2.2 million and $8.6 million in the second quarter and the first half of fiscal 2004, respectively, as compared to the same periods last year, despite continued weakness in the U.S. commercial and institutional construction markets. Comparisons to the prior year are affected by $8.6 million in sales recognized in the second quarter of fiscal 2003 upon the granting of a license for certain technology that had been the subject of patent litigation. Sales increased across all product lines due to effective marketing and product innovation efforts. Much of this increase was attributable to increased market share resulting from long-term marketing and product innovation efforts.

Operating income decreased $7.2 million and $6.2 million in the second quarter and first half of fiscal 2004, respectively, in comparison with the second quarter and first half of fiscal 2003 primarily as a result of the $8.6 million technology license sale in the second quarter of 2003. Excluding this sale, operating income increased for the second quarter and first half of fiscal 2004, respectively. The increase for both periods was the result of improved sales, which more than offset the escalation of scrap iron and steel costs. These commodity markets continue to exert pressure on our margins. We are, however, proactively managing our procurement activities and finished product pricing to offset these margin pressures, although there is a degree of time lag in the effectiveness of these efforts.

Rexair

Rexair sales increased by $2.8 million in the second quarter and $1.4 million in the first half of fiscal 2004 as compared with the same periods in the prior year. The sales increase was primarily due to our launch of the new e2 RAINBOWTM vacuum cleaner system. The rollout of this new higher-priced e2 model was completed during the second quarter of fiscal 2004.

Operating income in the second quarter and first half of fiscal 2004 increased by $0.3 million and $0.5 million, respectively, as compared with the same periods in the prior year. The increases in operating income associated with the increased sales in the second quarter and first half of fiscal 2004 was partially offset by additional costs incurred associated with the rollout of the e2 RAINBOWTM vacuum cleaner system and by higher sourcing costs pertaining to the new model design. During fiscal 2003, an inventory reduction program was in place that negatively impacted operating income by approximately $0.3 million in the second quarter and $1.0 million in the first half of that year.

Corporate Expenses

Corporate expenses decreased by $1.5 million in the second quarter of fiscal 2004 and increased by $2.0 million in the first half of fiscal 2004 as compared to the same periods of the prior year. These comparisons were impacted by a $3.1 million restructuring charge in the second quarter of fiscal 2003 related to the restructuring and consolidation of the corporate headquarters, which included a number of management changes, and the relocation and consolidation of the Jacuzzi Walnut Creek, CA headquarters into our principal offices in West Palm Beach, FL. Corporate expenses in the second quarter and first half of fiscal 2004 reflect reductions in pension income due to a lower discount rate, costs associated with Sarbanes-Oxley compliance, an increase in consulting fees and an increase in personnel costs reflecting our new operating company organization.

Interest Income and Expense

Interest expense for the second quarter and first half of fiscal 2004 declined by $1.7 million and $7.1 million, respectively, from the comparable prior year periods. The lower interest expense reflects the reduction in debt resulting from the restructuring and refinancing in fiscal 2003.

Interest income of $3.0 million in the second quarter of fiscal 2004 benefited from $2.5 million of interest received from the IRS related to a prior audit settlement (see Taxes).

Other Income (Expense), Net

Other income (expense), net increased $4.2 million in the second quarter and $2.9 million in the first half of fiscal 2004, in comparison with the same periods of fiscal 2003. Included in other income (expense), net for both years are expenses associated with retained liabilities of our ladder operations which were sold in October 1999. The second quarter of fiscal 2004 includes a $2.4 million gain on the collection of a note receivable. The note resulted from the construction of a power plant in 1993 and was contingent on the ability of the power plant to generate excess cash flows. We recorded a $3.1 million impairment charge in the first quarter of fiscal 2004 as a result of settlement talks initiated by the owners of the power plant. The power plant was sold in the second quarter of fiscal 2004, and we entered into a settlement agreement with new owners of the plant in May of 2004. In addition, the first half of fiscal 2004 includes a gain of $3.2 million resulting from the resolution of litigation that was under appeal and a $0.9 million gain on the sale of an excess property. The second quarter and first half of fiscal 2003 include $1.6 million and $2.0 million, respectively, of professional fees associated with the restructuring of our debt. The first half of fiscal 2003 also includes a gain of $3.4 million on the sale of excess property.

Taxes

During the first quarter of fiscal 2004, we had an initial meeting with the IRS to begin their audit for the fiscal years 1998 through 2002. The IRS is currently at the information gathering stage of the audit process and has not communicated any areas of concern or proposed adjustments. The IRS anticipates completing their audit in June 2005. During the second quarter of fiscal 2004, we received a refund of $4.0 million relating to the examination of the federal income tax returns for the fiscal years 1995 through 1997. This amount was already included in our tax rates in prior periods. In addition to the tax refund, we received $2.5 million in interest relating to the refund, which is included in interest income. For the first and second quarters of fiscal 2004, we provided for taxes at an effective tax rate of approximately 39% on income from continuing operations.

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

Accrued Restructuring Costs

As of March 31, 2004, we had accruals of $10.9 million for restructuring costs. The activity in the restructuring liability accounts by cost category is as follows:

	Lease and	Severance
	Contract Related	and Related	Total
	Accruals	Accruals	Accruals
Balance at September 30, 2003	$5.5	$6.0	$11.5
Charges	0.5	5.2	5.7
Cash payments	(0.8)	(4.5)	(5.3)
Other	—	(1.0)	(1.0)

Balance at March 31, 2004	$5.2	$5.7	$10.9

During the second quarter and first half of fiscal 2004, we recorded restructuring charges of $3.0 million and $5.7 million, respectively. These charges include:

•	Pension and post-retirement curtailment charges of $1.0 million recorded in the second quarter of fiscal 2004 associated with our plan to downsize the Ford City, PA facility, thereby eliminating high-cost manufacturing through lower-cost sourcing. These curtailment charges reduced the balance of our pension asset;

•	Plant shut down and restructuring charges associated with the planned closure of our Salem, OH manufacturing plant of $2.2 million in the second quarter and $3.7 million in the first half of fiscal 2004;

•	Severance related to our new shared services center in Dallas, TX of $0.1 million in the second quarter and $1.0 million in the first half of fiscal 2004; and

•	A favorable adjustment to our lease and contract related accruals of $0.3 million in the second quarter of fiscal 2004, which offsets a first quarter severance charge of $0.3 million, related to the relocation and consolidation of the Jacuzzi Inc. headquarters in Walnut Creek, CA into our principal offices in West Palm Beach, FL.

Approximately $8.5 million of the accrued restructuring costs at March 31, 2004 are included in the balance sheet caption “Accrued expenses and other current liabilities,” while the remaining $2.4 million are recorded in the balance sheet caption “Other non-current liabilities.” We expect the remaining accruals to be paid with cash over the periods provided by the severance and lease agreements over the next four years.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash and cash equivalents, cash provided from operations and available borrowings. We expect to satisfy operating needs and the cash requirements related to our capital expenditures and restructurings through operating cash flows and borrowings under our existing bank facilities.

Net cash used in operating activities of continuing operations was $1.9 million for the first half of fiscal 2004, compared to net cash provided by operating activities of $48.6 million for the first half of fiscal 2003. The decrease was primarily due to $53.9 million of income tax refunds received in the first half of fiscal 2003. We also received $8.6 million as a result of a technology sale in fiscal 2003. We typically use cash in the first half of the fiscal year and generate cash in the second half of the fiscal year due to the seasonality of most of our businesses. Weather can significantly influence both residential and non-residential construction and installation, which ultimately affects sales in our Bath Products and Plumbing Products segments. Sales of outdoor jetted spas and other products are also sensitive to weather conditions and tend to decrease during the fall and winter months (predominantly the first and second fiscal quarters).

Trade receivables, net increased $11.4 million, or 5.0%, from $229.6 million at September 30, 2003 to $241.0 million at March 31, 2004 predominately due to increased sales in the Bath Products segment. The increase in inventories of $27.4 million, or 16.6%, from $165.0 million at September 30, 2003 to $192.4 million at March 31, 2004 was caused by a build-up of inventory levels in anticipation of higher sales volume in the second half of fiscal 2004, which we typically experience due to the aforementioned seasonality conditions, and in anticipation of the closure of the Salem, OH plant and downsizing of the Ford City, PA facility and the transition to sourced inventory products. We expect to use an additional $8.5 million and $4.1 million of cash related to the Salem, OH plant closure and the downsizing of our Ford City, PA facility, respectively, over the next six months.

Our discontinued operations used cash of $1.9 million during the first half of fiscal 2004 as compared to $21.7 million used in the first half of fiscal 2003. The net cash used in the first half of fiscal 2004 pertained to the operations of our water systems business, which was sold in October 2003. In the first half of fiscal 2003, our swimming pool and equipment business experienced increased cash requirements as was typical for this business in the winter months. We sold this business in May 2003.

We received $4.5 million from sold businesses in the first half of fiscal 2004. Approximately $2.4 million related to the sale of our water systems business in October 2003 and $2.1 million related to payments received in connection with the sale of our swimming pool and equipment business in May 2003. We also received $3.0 million from the sale of excess real estate and $0.3 million from the sale of fixed assets and paid $8.3 million for capital expenditures. In the first half of fiscal 2003, we sold SiTeco Lighting for net proceeds of $103.8 million, received $10.8 million from the sale of excess real estate and paid $5.5 million for capital expenditures.

Upon the sale of Spear & Jackson in September 2002, we retained 3,543,281 common shares of the buyer who subsequently changed its name to Spear & Jackson. We are subject to restrictions on the voting and disposition of these shares and have no involvement in the management or operation of Spear & Jackson. The investment was recorded at its fair value of $1.0 million at the date of acquisition based on an independent valuation. The carrying value of the investment was adjusted to $22.0 million at September 30, 2003 in accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. FASB Statement No. 115 requires that investments such as this be adjusted to fair market value at the end of each reporting period. Fluctuations in the value of this investment are recorded in other comprehensive income as unrealized gains and losses, net of tax. The carrying value of the investment has been adjusted to its market value of $7.6 million as of March 31, 2004. This represents a reduction in value of $14.4 million since September 30, 2003. This investment has continued to decline in value since March 31, 2004 and as of April 28, 2004 had a market value of $4.4 million. On April 16, 2004, the Securities and Exchange Commission filed a complaint and obtained a temporary restraining order against the CEO and major shareholder of Spear & Jackson for, among other things, illegally acquiring shares of Spear & Jackson. We are restricted from disposing of our investment in the common shares of Spear & Jackson until September 2004.

On July 15, 2003, we completed a comprehensive re-financing of our corporate debt by issuing $380.0 million in aggregate principal amount of 9.625% senior secured notes (the “Senior Notes”), as well as entering into a new five-year $200.0 million asset based revolving credit facility and a five-year $65.0 million term loan (collectively the “Bank Facilities”).

In the first half of fiscal 2004, we borrowed an additional $2.9 million through the use of our Bank Facilities and notes payable to foreign banks and we paid $1.3 million of financing fees related to our Bank Facilities and Senior Notes. In the first half of fiscal 2003, we reduced our debt borrowings by $266.0 million and paid $8.9 million in financing fees. The financing fees were comprised of $2.0 million in consent fees related to an exchange offer on the previously outstanding 7.125% notes and $6.9 million in costs related to an amendment of our bank facilities. In fiscal 2003, we also deposited $58.4 million into and withdrew $178.1 million from the escrow accounts previously held for the benefit of the old bond holders and certain other creditors as required by the terms of our then outstanding bank facilities. Cash withdrawn from these accounts was used in the tender offers of our old bonds, as well as to pay down the old bank facilities. During the six months ended March 31, 2004, we paid approximately $3.0 million, and expect to pay approximately $8.6 million over the next twelve months, related to our restructuring plans.

The net cash proceeds from the Senior Notes were approximately $367.7 million after transaction fees. Transaction fees were capitalized and are being amortized over the seven-year term of the Senior Notes. The Senior Notes, which are due July 1, 2010 and pay interest of $18.3 million on January 1 and July 1 of each year, were subject to registration with the Securities and Exchange Commission pursuant to a registration rights agreement. On February 17, 2004, we completed an offer to exchange new, registered Senior Notes for the then outstanding unregistered notes. The terms of the new, registered Senior Notes are identical, in all material respects, to the terms of the then outstanding unregistered notes, except that the new Senior Notes have been registered under the Securities Act, and the transfer restrictions and registration rights relating to the unregistered notes do not apply to the registered Senior Notes.

Under the five-year asset-based revolving credit facility, we can borrow up to $200.0 million subject to a borrowing base consisting of eligible accounts receivable and eligible inventory, plus eligible trademarks. The initial amount of eligible trademarks of $20.0 million is being amortized evenly over the first two years of the facility as a reduction of the borrowing base. The interest rate under the five-year asset-based credit facility is currently 2.25% over LIBOR or 0.25% over Prime. The rates over LIBOR and Prime will reset each quarter based on our Consolidated Leverage Ratio as defined in the agreement, and could range from 2.0% to 2.5% over LIBOR and 0.0% to 0.5% over Prime. The weighted average interest rate on borrowings under the asset-based credit facility was 3.8% for the first half of fiscal 2004.

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

We incurred approximately $9.2 million in transaction and professional fees associated with the completion of the Bank Facilities. These costs were capitalized and are being amortized over the five-year term of the Bank Facilities. The Bank Facilities require us to maintain certain consolidated fixed charged coverage, interest coverage and leverage ratios; comply with maximum annual capital expenditure limits; and comply with other customary affirmative and negative covenants. We were in compliance with all debt covenants at March 31, 2004 and expect to be in compliance with these covenants for the remainder of fiscal 2004. There are also several fees including an unused commitment fee of 0.5%, a letter of credit fee equal to the Applicable LIBOR Margin and a fronting fee of 0.125% on all outstanding letters of credit.

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

The outstanding debt balances and the maximum availability under these debt instruments at March 31, 2004 were as follows:

	Maximum	Amount	Applicable
	Availability	Outstanding	Interest Rate
Senior Notes	$380.0	$380.0	9.625%
Asset-based credit facility	131.5	31.3	2.25% over LIBOR or 0.25% over Prime
Term Loan	65.0	65.0	5.0% over Prime
US Brass Note	6.4	6.4

Total	$582.9	$482.7

At March 31, 2004, we had approximately $131.5 million committed under the asset-based facility, of which we had utilized approximately $73.7 million (including $42.4 million of letters of credit), leaving $57.8 million available for additional borrowings. In addition, we have outstanding bankers’ acceptances of $2.1 million, which does not affect availability under the asset-based facility.

In the first half of fiscal 2004, we paid $21.9 million of interest on our borrowings. Additional information regarding our long-term debt structure can be found in our 2003 Annual Report on Form 10-K, filed on December 19, 2003.

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

To manage exposure to interest rate movements, we have used interest rate protection agreements. However, as of March 31, 2004, we do not have any such agreements outstanding. Based on our overall exposure to interest rate changes under our existing debt structure (see Note 5 to our Condensed Consolidated Financial Statements), a hypothetical increase of 100 basis points across all maturities of our floating rate debt obligations, would decrease our estimated pre-tax earnings in the twelve month period by approximately $0.8 million. There were no swap agreements outstanding during any portion of the first half of fiscal 2004.

We are also exposed to foreign currency exchange risk related to our international operations as well as our U.S. businesses, which import or export goods. We have made limited use of financial instruments to manage this risk and have no such instruments outstanding as of March 31, 2004. A hypothetical unfavorable movement of 10% across each of the foreign exchange rates that we have exposure would have decreased our estimated income from continuing operations by approximately $3.6 million in fiscal 2003. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effect of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

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

During the first half of fiscal 2004, we opened a shared services center in Dallas, TX to perform a number of administrative functions previously performed by our domestic whirlpool bath, spa and sanitary bath operations in multiple locations. The transfer of functions to the shared services center was substantially completed during the second quarter of fiscal 2004. We believe that the appropriate and effective disclosure controls and internal controls over financial reporting were in place prior to the consolidation. We revised certain of our controls and procedures as part of the implementation of our shared services center, and we will continue to evaluate our controls and procedures as they are modified at the shared service center to ensure that effective disclosure controls and internal control over financial reporting remains in place at all times.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 6 to our Condensed Consolidated Financial Statements.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on February 11, 2004. At the meeting:

1.	The following persons were elected as Directors in Class I, to serve until the 2005 Annual Meeting of Stockholders or until their successors are elected and qualified:

Nominee	Votes For	Votes Withheld
Sir Harry Solomon	63,311,477	3,376,370
Veronica M. Hagen	64,366,939	2,320,908

2.	The following persons were elected as Directors in Class III, to serve until the 2007 Annual Meeting of Stockholders or until their successors are elected and qualified:

Nominee	Votes For	Votes Withheld
David H. Clarke	63,486,769	3,201,078
Claudia E. Morf	63,836,485	2,851,362
Robert R. Womack	63,303,062	3,384,785

The terms of the Directors of the Company in Class II will continue until the 2006 Annual Meeting of Stockholders, and the terms of the Directors continuing in Class I will continue until the 2005 Annual Meeting of Stockholders. The names of the Class II and the continuing Class I directors are included in, and incorporated by reference to, the Company’s definitive proxy statement for its 2004 Annual Meeting of Stockholders, which was filed with the SEC on January 7, 2004.

3.	The Company’s stockholders ratified the appointment of Ernst & Young LLP as the Company’s independent auditors for the 2004 fiscal year with 65,693,220 votes for, 940,367 votes against and 54,260 abstentions.

4.	The Company’s stockholders ratified the 2004 Stock Incentive Plan with 49,695,395 votes for, 6,820,925 votes against and 1,019,332 abstentions.

5.	The Company’s stockholders ratified the Exchange Program, whereby certain eligible employees, executive officers and directors were given the opportunity to exchange eligible stock options for a lesser number of shares of our restricted stock, with 31,881,042 votes for, 25,340,419 votes against and 300,492 abstentions.

Item 6. Exhibits and Reports on Form 8-K

(a)	31.1	Certification of principal executive officer required by Rule 13a-14(a) of the Exchange Act.

	31.2	Certification of principal financial officer required by Rule 13a-14(a) of the Exchange Act.

	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	A Current Report on Form 8-K was furnished February 10, 2004, responsive to Item 12 regarding our financial results for the first quarter of fiscal 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JACUZZI BRANDS, INC.
Date: May 18, 2004	By:	/s/ Jeffrey B. Park
Jeffrey B. Park
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Francisco V. Puñal
Francisco V. Puñal
Vice President and Controller (Principal Accounting Officer)