Form 10-Q
period 2004-07-03
JACUZZI BRANDS INC
filed 2004-08-12
CIK 1056874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2004

          or

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
Yes ☒ No ☐

As of July 30, 2004 Jacuzzi Brands, Inc. had one class of common stock, of which 75,448,440 shares were outstanding.

JACUZZI BRANDS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

JACUZZI BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net sales	$366.8	$315.5	$1,003.5	$865.2
Operating costs and expenses:
Cost of products sold	249.9	221.4	696.4	599.2
Selling, general and administrative expenses	77.9	65.0	224.7	189.2
Restructuring charges	2.9	5.2	8.6	8.3

Operating income	36.1	23.9	73.8	68.5
Interest expense	(12.9)	(14.3)	(38.4)	(46.9)
Interest income	0.3	0.4	3.8	1.3
Other expense, net	(0.9)	(1.0)	(0.5)	(3.5)

Earnings before income taxes	22.6	9.0	38.7	19.4
(Provision for) benefit from income taxes	(8.9)	(3.5)	(15.1)	6.1

Earnings from continuing operations	13.7	5.5	23.6	25.5

Discontinued operations:
Loss from operations (net of tax benefit of $0.2 for the three and nine months ended June 30, 2003 and tax benefit of $0.2 for the nine months ended June 30, 2004)	—	(0.4)	(0.6)	(0.4)
Impairment loss (net of tax benefit of $6.5)	—	—	—	(39.9)

Loss from discontinued operations	—	(0.4)	(0.6)	(40.3)

Net earnings (loss)	$13.7	$5.1	$23.0	$(14.8)

Basic earnings (loss) per share:
Continuing operations	$0.18	$0.07	$0.31	$0.34
Discontinued operations	—	—	(0.01)	(0.54)

	$0.18	$0.07	$0.30	$(0.20)

Diluted earnings (loss) per share:
Continuing operations	$0.18	$0.07	$0.31	$0.34
Discontinued operations	—	—	(0.01)	(0.54)

	$0.18	$0.07	$0.30	$(0.20)

The accompanying notes are an integral part of these statements.

JACUZZI BRANDS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	June 30,	September 30,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26.1	$31.2
Trade receivables, net	256.8	229.6
Inventories	194.2	165.0
Deferred income taxes	16.5	15.5
Assets held for sale	3.0	16.8
Other current assets	23.3	30.1

Total current assets	519.9	488.2
Property, plant and equipment, net	125.1	129.7
Pension assets	154.1	148.3
Insurance for asbestos claims	160.0	160.0
Goodwill	288.7	283.1
Other intangibles, net	60.0	60.8
Other non-current assets	46.7	66.7

TOTAL ASSETS	$1,354.5	$1,336.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$21.9	$23.5
Current maturities of long-term debt	29.2	25.2
Trade accounts payable	112.7	102.3
Income taxes payable	19.4	10.8
Liabilities associated with assets held for sale	—	8.7
Accrued expenses and other current liabilities	127.1	136.2

Total current liabilities	310.3	306.7
Long-term debt	446.8	451.4
Deferred income taxes	18.3	26.2
Asbestos claims	160.0	160.0
Other non-current liabilities	131.8	136.8

Total liabilities	1,067.2	1,081.1
Commitments and contingencies
Stockholders’ equity	287.3	255.7

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,354.5	$1,336.8

The accompanying notes are an integral part of these statements.

JACUZZI BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine months ended
	June 30,
	2004	2003
OPERATING ACTIVITIES:
Net cash provided by operating activities of continuing operations	$8.1	$37.0
Net cash used in operating activities of discontinued operations	(1.8)	(9.2)

NET CASH PROVIDED BY OPERATING ACTIVITIES	6.3	27.8

INVESTING ACTIVITIES:
Proceeds from sale of businesses, net	4.5	120.5
Purchases of property, plant and equipment	(12.1)	(11.4)
Proceeds from sale of real estate	3.2	11.0
Proceeds from sale of fixed assets	0.5	0.1

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(3.9)	120.2

FINANCING ACTIVITIES:
Proceeds from long-term debt	44.2	42.1
Repayment of long-term debt	(44.7)	(321.6)
Escrow deposits in restricted cash collateral accounts	—	(60.9)
Escrow withdrawals from restricted cash collateral accounts	—	178.1
Payment of financing fees	(1.6)	(8.9)
Proceeds from the issuance of common stock for option exercises	0.9	—
(Decrease) increase in notes payable, net	(4.1)	5.5

NET CASH USED IN FINANCING ACTIVITIES	(5.3)	(165.7)
Effect of exchange rate changes on cash and cash equivalents	(2.2)	7.0

DECREASE IN CASH AND CASH EQUIVALENTS	(5.1)	(10.7)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	31.2	32.1

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$26.1	$21.4

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

We operate on a 52- or 53-week fiscal year ending on the Saturday nearest to September 30. All three- and nine-month data contained in this Report on Form 10-Q reflects the results of operations for the 13-week and 39-week or 40-week periods ended on the Saturday nearest June 30 of the respective year, but are presented as of June 30 for convenience. Our condensed consolidated interim financial statements as of June 30, 2004 and for the 13-week and 40-week periods ended June 30, 2004 (also referred to as the “third quarter of 2004” and “nine months ended 2004”, respectively) and the 13-week and 39-week periods ended June 30, 2003 (also referred to as the “third quarter of 2003” and “nine months ended 2003”, respectively) are unaudited. However, in our opinion, these financial statements reflect all normal, recurring adjustments necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. These interim financial statements are condensed, and thus, do not include all of the information and footnotes required by accounting principles generally accepted in the United States for presentation of a complete set of financial statements. The balance sheet as of September 27, 2003 (referred to as of September 30, 2003 for convenience) has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

These interim results are not necessarily indicative of the results that should be expected for the full year. For a better understanding of Jacuzzi Brands, Inc. and our financial statements, the condensed interim financial statements should be read in conjunction with our audited consolidated financial statements for the year ended September 27, 2003, which are included in our 2003 Annual Report on Form 10-K, filed on December 19, 2003.

Note 2- New Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88 and 106 (“SFAS 132”). This Statement revises employers’ disclosure requirements for pension plans and other post-retirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statement No. 87, Employers’ Accounting for Pensions; FASB Statement No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, or FASB Statement No. 106, Employers’ Accounting for Post-retirement Benefits Other Than Pensions. This Statement requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other post-retirement benefit plans. The required information should be provided separately for pension plans and for other post-retirement benefit plans. SFAS 132 is effective for annual financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by this Statement are effective for interim periods beginning after December 15, 2003 and, as such, are included in Note 10.

In December 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). This Interpretation, and its subsequent revisions, of Accounting Research Bulletin No. 51, Consolidated Financial Statements, as amended, (“ARB 51”) addresses consolidation by business enterprises of variable interest entities. Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests. FIN 46 defines the concept of “variable interests” and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. It also requires the deconsolidation of consolidated variable interest entities in certain circumstances if it is determined that the consolidating equity holder is not the primary beneficiary. We have evaluated our interests in our wholly-owned subsidiaries and continue to consolidate them under

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 2- New Accounting Pronouncements (continued)

the guidelines set forth in ARB 51. We have also completed an evaluation of all of our variable interests and have determined that we do not have any interests in variable interest entities, as defined by FIN 46.

On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”) was enacted. In January 2004, the FASB issued FASB Staff Position No. FAS 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FSP 106-1”). Pursuant to FAS 106-1, in the second quarter of fiscal 2004, we elected to defer recognizing the effects of the Medicare Act in the accounting for our post-retirement plan under FASB Statement No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, until authoritative FASB guidance was issued. In May 2004, FSP No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FSP 106-2”) was issued. FSP 106-2 supersedes FSP 106-1 and provides guidance on accounting for the effects of the Medicare Act. Under FSP 106-2, companies eligible for federal subsidies under the Medicare Act should recognize the expected benefit as part of the measurement of accumulated post-retirement obligation. FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004. We are assessing the impact of the Medicare Act and FSP 106-2 on our post-retirement pension plan.

Note 3-Inventories

Inventories consist of the following:

	June 30,	September 30,
	2004	2003
Finished products	$128.2	$103.3
In-process products	13.4	13.0
Raw materials	52.6	48.7

	$194.2	$165.0

Note 4-Goodwill and Other Intangible Assets

As of June 30, 2004, we had goodwill of $288.7 million compared to $283.1 million at September 30, 2003. The increase in the goodwill balance is due to exchange rate fluctuations.

Identifiable intangible assets, which are included in the Rexair segment, are comprised of:

		June 30, 2004		September 30, 2003
	Estimated	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Life	Amount	Amortization	Amount	Amortization
Patented technology	10 years	$2.6	$0.7	$2.6	$0.6
Distributor network	40 years	36.0	2.6	36.0	1.9
Trade name	Indefinite	24.7	—	24.7	—

Total identifiable intangible assets		$63.3	$3.3	$63.3	$2.5

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 5-Long-Term Debt

Long-term debt consists of the following:

	June 30,	September 30,
	2004	2003
Senior Notes Payable:
9.625% Senior Notes	$380.0	$380.0
Bank Facilities:
Asset-based facility	27.8	23.9
Term loan	61.8	65.0
Other long-term debt	6.4	7.7

	476.0	476.6
Less: current maturities	(29.2)	(25.2)

Long-term debt	$446.8	$451.4

On June 30, 2004, we amended our asset-based revolving credit facility and term loan (collectively the “Bank Facilities”), which provides for:

•	a reduction in the interest rate of our term loan from Prime plus 5% with a minimum rate of 9.25% to 500 basis points over LIBOR;

•	the elimination of annual prepayments on the term loan of $10 million, which were scheduled to begin in August 2005;

•	the elimination of annual prepayments on the term loan equal to 25% of our annual consolidated excess cash flow, as determined by the original loan agreement;

•	the extension of the term loan’s maturity date by one year to July 15, 2009; and

•	the elimination of all debt covenants except the requirement to maintain a minimum consolidated fixed charge coverage ratio. This requirement is applicable only if our availability under the asset-based credit facility falls below $20 million.

This amendment was not considered a substantial modification of our debt under the guidance provided in EITF Issue No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments.

At June 30, 2004, we had approximately $153.0 million available to be borrowed under the asset-based facility, of which we had utilized approximately $69.8 million (including $42.0 million of letters of credit), leaving $83.2 million available for additional borrowings. In addition, we have outstanding bankers’ acceptances of $2.1 million which do not affect availability under the asset-based facility. The weighted average interest rate on borrowings under the asset-based credit facility was 3.6% for the nine months ended fiscal 2004.

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

The $380 million, 9.625% notes (the “Senior Notes”), which are due July 1, 2010 and require the payment of interest of $18.3 million on January 1 and July 1 of each year, were subject to registration with the Securities and Exchange Commission pursuant to a registration rights agreement. On February 17, 2004, we completed an offer to exchange new, registered Senior Notes for the then outstanding unregistered notes. The terms of the new, registered Senior Notes are identical, in all material respects, to the terms of the then outstanding unregistered notes, except that the new Senior Notes have been registered under the Securities Act, and the transfer restrictions and registration rights relating to the unregistered notes do not apply to the registered Senior Notes.

During the nine months ended fiscal 2004, we paid $42.4 million of interest on our borrowings. Additional information regarding our long-term debt structure can be found in our 2003 Annual Report on Form 10-K, filed on December 19, 2003.

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

Balance at September 30, 2003	$19.0
Warranty accrual	15.1
Cash payments	(10.5)

Balance at June 30, 2004	$23.6

Guarantees & Indemnifications

In connection with the sale of Ames True Temper in January 2002, we continue to guarantee the lease payments of their master distribution center. The lease obligation will expire in 2015. The lease payments totaled $3.7 million for fiscal 2003, and increase by 2.25% each year thereafter. We obtained a security interest and indemnification from Ames True Temper on the lease that would enable us to exercise remedies in the event of default. We have not been called upon to make any payments under this guarantee.

We have sold a number of assets and operating entities over the last several years and have, on occasion, provided indemnifications for liabilities relating to product liability, environmental and other claims. We have accrued approximately $9.1 million as of June 30, 2004 for asserted and potential unasserted claims related to these liabilities.

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

Litigation resulting from a dispute with the former owners of the Sundance Spas business has resulted in a judgment of approximately $5.1 million in our favor. The gain of $3.9 million resulting from the judgment is not included in the results of our operations in the third quarter of fiscal 2004 as it is still subject to appeal.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 6-Commitments and Contingencies (continued)

Legislation has been introduced in the Senate that would remove asbestos claims from the current tort system and place them in a trust fund system. This trust would be funded by the insurers and defendant companies. There can be no assurance as to when or if this or any other legislation will be passed and become law or what, if any, the financial impact it could have on Zurn.

New claims filed against Zurn were lower period over period. For the third quarter and nine months ended fiscal 2004, approximately 6,700 and 21,800, respectively, new asbestos claims were filed against Zurn. For the third quarter and nine months ended fiscal 2003, approximately 8,600 and 23,500, respectively, new asbestos claims were filed against Zurn.

During the third quarter and nine months ended fiscal 2004 and as of the end of such periods, approximately 15,357 and 24,126 claims, respectively, were paid and/or pending payment and approximately 2,278 and 3,247 claims, respectively, were dismissed and/or pending dismissal. During the third quarter and nine months ending fiscal 2003 and as of the end of such periods, approximately 31,300 and 39,500 claims, respectively, were paid and/or pending payment and approximately 1,100 and 2,800 claims, respectively, were dismissed and/or pending dismissal.

As of June 30, 2004, the number of asbestos claims pending against Zurn was approximately 74,700 compared to 59,000 as of September 30, 2003. The increase in pending claims is a result of new claims exceeding the number of claims newly resolved during the period. The claims are handled pursuant to a defense strategy funded by Zurn’s insurers. Since Zurn received its first asbestos claim in the 1980s, Zurn has paid or dismissed or agreed to settle or dismiss approximately 97,000 asbestos claims including dismissals or agreements to dismiss of approximately 9,000 of such claims through June 30, 2004 compared to 84,000 and 6,400 claims, respectively, through September 30, 2003.

The pending claims against Zurn as of June 30, 2004 were included in approximately 5,500 lawsuits, in which Zurn and an average of 100 other companies are named as defendants, and which cumulatively allege damages of approximately $13.5 billion against all defendants. The pending claims against Zurn as of September 30, 2003 were included in approximately 5,600 lawsuits, in which Zurn and an average of 100 other companies are named as defendants, and which cumulatively allege damages of approximately $12 billion against all defendants. Defense costs currently do not erode the coverage amounts in the insurance policies, although a few policies that will be accessed in the future may count defense costs toward aggregate limits.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 6-Commitments and Contingencies (continued)

Zurn estimates that its available insurance to cover its potential asbestos liability as of June 30, 2004 is approximately $303.5 million. The amount of available insurance reflects the payments made during the third quarter offset by a credit of approximately $1.5 million from the carriers relating to claims processed in prior periods. Zurn estimated that its available insurance to cover its potential asbestos liability as of September 30, 2003 was approximately $314.0 million. Zurn believes, based on its experience in defending and dismissing such claims and the coverage available, that it has sufficient insurance to cover the pending and reasonably estimable future claims. This conclusion was reached after considering Zurn’s experience in asbestos litigation, the insurance payments made to date by Zurn’s insurance carriers, existing insurance policies, the industry ratings of the insurers and the advice of insurance coverage counsel with respect to applicable insurance coverage law relating to the terms and conditions of those policies. However, there is no assurance that this amount of insurance will ultimately be available or that Zurn’s asbestos liabilities will not ultimately exceed this amount. Factors that could cause a decrease in the amount of available coverage include changes in law governing the policies, potential disputes with the carriers on the scope of coverage and insolvencies of one or more of Zurn’s carriers.

Principally as a result of the past insolvency of certain of Zurn’s insurance carriers, certain gaps exist in Zurn’s insurance coverage but only if and after Zurn uses approximately $231.5 million of its remaining approximate $303.5 million of insurance coverage, based on its coverage analysis. As noted above, the actuarial estimate of Zurn’s potential liability for asbestos claims pending against it and for claims estimated to be filed through 2013 is $160 million. In order to use approximately $278.5 million of the $303.5 million of its insurance coverage from solvent carriers, Zurn estimates that it would need to satisfy approximately $14 million of asbestos claims, with additional gaps of $80 million layered within the final $25 million of the $303.5 million of coverage. We will pursue, if necessary, any available recoveries on our approximately $148 million of coverage with insolvent carriers, which includes approximately $83 million of coverage attributable to the gaps discussed above. These estimates are subject to the factors noted above.

After review of the foregoing with Zurn and its consultants, we believe that the resolution of Zurn’s pending and reasonably estimable asbestos claims will not have a material adverse effect on Zurn’s financial condition, results of operations or cash flows.

Note 7 - Comprehensive Income

The components of comprehensive income are as follows:

	Third Quarter		Nine Months Ended
	2004	2003	2004	2003
Net earnings (loss)	$13.7	$5.1	$23.0	$(14.8)
Foreign currency translation:
Adjustments arising during the period	(0.2)	14.3	15.1	22.1
Reclassification adjustment in earnings	—	—	—	2.1
Net unrealized loss on investments, net of tax	(0.9)	—	(9.7)	—

Comprehensive income	$12.6	$19.4	$28.4	$9.4

Note 8 - Earnings Per Share

The basic and diluted weighted average number of common and common equivalent shares outstanding are as follows:

	Third Quarter		Nine Months Ended
	2004	2003	2004	2003
Basic weighted average number of common shares outstanding	75.2	74.7	75.0	74.5
Effect of potentially dilutive securities:
Stock options	0.5	0.2	0.5	0.1
Restricted stock	0.1	—	0.1	—

Diluted weighted average number of common and common equivalent shares outstanding	75.8	74.9	75.6	74.6

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 8 - Earnings Per Share (continued)

Options to purchase 1.0 million and 1.1 million shares in the third quarter and nine months ended fiscal 2004, respectively, and options to purchase 3.9 million and 4.6 million shares in the third quarter and nine months ended fiscal 2003, respectively, were not included in the computation of diluted earnings (loss) per share because the exercise prices of these options exceeded the average market price of the common shares during the respective periods.

Note 9 - Employee Stock Options

We apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for our stock-based compensation plans. Thus, we use the intrinsic value method to determine the compensation cost for our stock-based awards to employees. Had compensation cost for awards under our stock-based compensation plans been determined using the fair value method prescribed by FASB Statement No. 123, Accounting for Stock-Based Compensation, as revised, our net earnings and net earnings per share would have been reduced to the pro forma amounts presented below:

	Third Quarter		Nine Months Ended
	2004	2003	2004	2003
Net earnings (loss), as reported:	$13.7	$5.1	$23.0	$(14.8)
Stock-based employee compensation expense, net of tax	0.9	0.3	1.6	1.0
Total stock-based employee compensation expense determined under the fair value method, net of tax	(1.1)	(0.6)	(2.2)	(2.1)

Pro forma net income (loss)	$13.5	$4.8	$22.4	$(15.9)

Earnings (loss) per share:
Basic - as reported	$0.18	$0.07	$0.30	$(0.20)
Basic - pro forma	0.18	0.07	0.30	(0.22)
Diluted - as reported	$0.18	$0.07	$0.30	$(0.20)
Diluted - pro forma	0.18	0.07	0.30	(0.22)

The fair value of each stock option granted is established on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions for grants for 2004 and 2003:

-	expected volatility rates of 67% for 2004 and 65% for 2003;

-	risk-free interest rates of 2.87% for 2004 and 2.67% for 2003;

-	expected option lives of 4 years for both years; and

-	expected dividend yield of 0% for both years.

On March 17, 2004, in connection with an option exchange offer, we accepted for cancellation options to purchase 1,903,337 shares of our common stock, and granted 435,730 restricted shares of our common stock (“restricted stock awards”) in exchange. Participants tendered 100% of the options eligible to be exchanged. In the third quarter of fiscal 2004, we cashed-out options to purchase 469,887 shares of our common stock held by former employees for $0.4 million.

In accordance with EITF No. 00-23, Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees, and FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, employee stock options issued within six months of the option exchange are considered replacement awards and are subject to variable accounting until the award is exercised, forfeited or canceled. As of June 30, 2004, there are 91,250 employee stock options being accounted for under these provisions.

The restricted stock awards will vest in quarterly increments over the next four years. The restricted stock award’s intrinsic value of $3.8 million at the grant date is being amortized over the vesting period in tranches consistent with our accounting policy of recognizing expense for awards with graded vesting under the expense attribution method described in FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. During the third quarter and nine months ended fiscal 2004, we recognized $0.6 million and $0.8 million, respectively, of amortization associated with these awards.

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 10 - Pension and Retirement Plans

We sponsor a number of non-contributory defined benefit pension plans and a number of defined contribution plans, including foreign defined benefit pension plans. Additionally, we provide other post-retirement benefits, such as health care and life insurance benefits, to certain groups of retirees with most retirees contributing a portion of our costs.

The components of net periodic benefits and costs for our pension and other post-retirement benefit plans are as follows:

	Pension Plans
	Third Quarter		Nine Months Ended
	2004	2003	2004	2003
Service cost	$(1.9)	$(2.0)	$(6.0)	$(5.9)
Interest cost	(5.3)	(5.0)	(15.8)	(15.0)
Expected return on plan assets	8.9	9.0	26.7	26.9
Amorization of prior service cost	(0.2)	(0.2)	(0.5)	(0.5)
Amortization of net actuarial loss	(0.6)	—	(1.8)	(0.1)
Curtailments/settlements	—	—	(0.4)	—

Periodic benefit of defined benefit plans	0.9	1.8	2.2	5.4
Net reclassification adjustment for discontinued operations	—	—	—	(0.1)

Net periodic benefit (costs):
Defined benefit plans	0.9	1.8	2.2	5.3
Defined contribution plans	(0.3)	(0.4)	(1.0)	(1.1)

Net periodic benefit	$0.6	$1.4	$1.2	$4.2

	Other Post-retirement Benefit Plans
	Third Quarter		Nine Months Ended
	2004	2003	2004	2003
Service cost	$(0.1)	$(0.2)	$(0.4)	$(0.6)
Interest cost	(0.9)	(0.9)	(2.8)	(2.6)
Amortization of prior service cost	0.2	—	0.6	—
Amortization of net actuarial loss	(0.5)	(0.1)	(1.5)	(0.4)
Curtailments/settlements	—	—	(0.6)	—

Net periodic costs	$(1.3)	$(1.2)	$(4.7)	$(3.6)

We contributed $2.5 million to our defined benefit pension plans during the third quarter of fiscal 2004 and $3.9 million during the nine months ended fiscal 2004. We anticipate contributing an additional $1.1 million to the plans in the fourth quarter of 2004 bringing our total estimated contributions for the year to $5.0 million. On June 1, 2004, the Rexair Inc. Pension Plan was merged into the Jacuzzi Brands, Inc. Master Pension Plan.

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 11 - Accrued Restructuring Costs

As of June 30, 2004, we had accruals of $8.7 million for restructuring costs. The activity in the restructuring liability accounts by cost category is as follows:

	Lease and	Severance
	Contract Related	and Related	Total
	Accruals	Accruals	Accruals
Balance at September 30, 2003	$5.5	$6.0	$11.5
Charges	0.3	8.3	8.6
Cash payments	(1.1)	(9.3)	(10.4)
Other	—	(1.0)	(1.0)

Balance at June 30, 2004	$4.7	$4.0	$8.7

During the third quarter and nine months ended fiscal 2004, we recorded restructuring charges of $3.2 million and $8.9 million, respectively, of which $0.3 million was included in cost of products sold. These charges include:

•	Plant shut down and restructuring charges associated with the closure of our Salem, OH manufacturing plant and the downsizing of our Ford City, PA manufacturing plant of $2.8 million for the third quarter and $7.5 million for the nine months ended fiscal 2004. Pension and post-retirement curtailment charges of $1.0 million included in these amounts reduced the balance of our pension asset;

•	Severance of $1.0 million for the third quarter and $2.0 million for the nine months ended fiscal 2004 associated with the consolidation of administrative functions, the majority of which were incurred in conjunction with the opening of our new shared services center in Dallas, TX; and

•	A reversal of our restructuring reserve for unused lease space of $0.6 million. The space will be used to accommodate the customer service functions of the domestic whirlpool bath and spa businesses, which will be consolidated and moved to our Dallas, TX shared services center.

Approximately $6.2 million of the accrued restructuring costs at June 30, 2004 are included in the balance sheet caption “Accrued expenses and other current liabilities,” while the remaining $2.5 million are recorded in the balance sheet caption “Other non-current liabilities.” We expect the remaining accruals to be paid with cash over the periods provided by the severance and lease agreements over the next four years.

Note 12-Income Taxes

During the first quarter of fiscal 2004, we had an initial meeting with the Internal Revenue Service (“IRS”) to begin their audit for the fiscal years 1998 through 2002. The IRS is currently at the information gathering stage of the audit process and has not communicated any areas of concern or proposed adjustments. The IRS anticipates completing their audit in June 2005. During the second quarter of fiscal 2004, we received a tax refund of $4.0 million and interest of $2.5 million relating to the examination of the federal income tax returns for the fiscal years 1995 through 1997. The tax refund was already included in our tax rates in prior periods. The interest was included in interest income in the second quarter of fiscal 2004. We provided for taxes on earnings from continuing operations at an effective tax rate of approximately 39% for the first, second and third quarters of fiscal 2004.

During the first quarter of fiscal 2003, the IRS completed its examination of the federal income tax returns for fiscal years 1995 through 1997. We recorded tax benefits of $13.6 million in the first quarter of fiscal 2003 from audit settlements resulting from these examinations. A substantial portion of the proposed adjustments derived from the spin-off of the Company from Hanson plc in 1995. Excluding this adjustment, we provided for taxes on earnings from continuing operations at an effective tax rate of approximately 39% for the first, second and third quarters of fiscal 2003.

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 13- Discontinued Operations

On December 28, 2001, the Board of Directors approved a formal disposal plan, which called for the sale of five businesses, including SiTeco Lighting which was sold in October 2002.

In March 2003, the Board of Directors approved the disposal of our swimming pool and equipment, hearth and water systems businesses. During the third quarter of fiscal 2003, we disposed of the swimming pool and equipment and hearth businesses in two separate transactions. The net cash proceeds from these transactions totaled $16.7 million. In October 2003, we sold our water systems business for $3.1 million in cash. In connection with the disposal plans, we recorded a charge of $39.9 million in March 2003, which represented the difference between the historical net carrying value (including goodwill) and the estimated net realizable value of the net assets of the businesses, less costs to sell. These discontinued businesses were previously included in our Bath Products segment.

The operating results of these businesses are included in loss from discontinued operations for all periods presented, in accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”).

Summarized results of these businesses are as follows:

	Third Quarter		Nine Months Ended
	2004	2003	2004	2003
Net sales	$—	$10.5	$2.1	$60.7
Operating income (loss)	—	(0.5)	(0.9)	(0.3)

Included in assets held for sale at June 30, 2004 and September 30, 2003 are properties held for sale of $3.0 million and $5.4 million, respectively. These properties are currently being marketed for sale and meet all of the criteria for classification as held for sale as required by SFAS 144. The properties are recorded at the lower of their carrying value or fair value less costs to sell. Assets held for sale and liabilities associated with assets held for sale at September 30, 2003 include assets of $11.4 million and liabilities of $8.7 million associated with our water systems business, which was sold in October 2003.

Note 14-Segment Data

We currently operate in three reportable business segments – Bath Products, Plumbing Products and Rexair. The following is a summary of the significant accounts and balances by segment, reconciled to the consolidated totals.

		Bath	Plumbing		Corporate	Consolidated
		Products	Products	Rexair	and Other	Total
Net Sales
Third Quarter	2004	$253.9	$86.2	$26.7	$—	$366.8
	2003	217.2	73.2	25.1	—	315.5
Nine Months Ended	2004	$698.1	$224.7	$80.7	$—	$1,003.5
	2003	584.5	203.1	77.6	—	865.2

Total Operating Income (Loss)
Third Quarter	2004	$14.4	$18.8	$7.5	$(4.6)	$36.1
	2003	9.5	15.2	7.2	(8.0)	23.9
Nine Months Ended	2004	$23.1	$43.1	$20.2	$(12.6)	$73.8
	2003	17.2	45.8	19.4	(13.9)	68.5

Assets
As of June 30, 2004		$654.0	$175.8	$159.5	$365.2	$1,354.5
As of September 30, 2003		612.5	163.9	156.6	403.8	1,336.8

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 15-Supplemental Joint Issuer and Guarantor Financial Information

The following represents the supplemental consolidating condensed financial statements of Jacuzzi Brands, Inc. (“JBI”), which is the issuer of our Senior Notes, the subsidiaries which are guarantors of the Senior Notes and our subsidiaries which are not guarantors of the Senior Notes as of June 30, 2004 and September 30, 2003 and for each of the three and nine months ended June 30, 2004 and 2003. Certain of our existing and future domestic restricted subsidiaries guarantee the Senior Notes, jointly and severally, on a senior basis. The Senior Notes are secured by a first-priority lien on and security interest in substantially all of our domestic real property, plant and equipment (referred to as Notes Collateral). The Senior Notes are also secured by a second-priority lien on and security interest in the Bank Collateral (see our 2003 Annual Report on Form 10-K, filed on December 19, 2003). Separate consolidated financial statements of each guarantor are not presented, as we have determined that they would not be material to investors.

	For the Three Months Ended June 30, 2004
		Combined	Combined
		Guarantor	Non-Guarantor
	JBI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$273.2	$95.6	$(2.0)	$366.8
Operating costs and expenses:
Cost of products sold	—	186.3	65.6	(2.0)	249.9
Selling, general and administrative expenses	5.1	52.9	19.9	—	77.9
Restructuring charges	—	2.9	—	—	2.9

Operating (loss) income	(5.1)	31.1	10.1	—	36.1
Interest expense	(12.3)	(0.2)	(0.4)	—	(12.9)
Interest income	—	0.2	0.1	—	0.3
Intercompany interest (expense) income, net	(3.5)	3.1	0.4	—	—
Equity in earnings (losses) of investees, net	27.3	5.6	—	(32.9)	—
Other income (expense), net	—	(1.0)	0.1	—	(0.9)
Other intercompany income (expense), net	—	0.2	(0.2)	—	—

Earnings before income taxes	6.4	39.0	10.1	(32.9)	22.6
Benefit from (provision for) income taxes	7.3	(11.7)	(4.5)	—	(8.9)

Net earnings	$13.7	$27.3	$5.6	$(32.9)	$13.7

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 15-Supplemental Joint Issuer and Guarantor Financial Information (Continued)

	For the Three Months Ended June 30, 2003
		Combined	Combined
		Guarantor	Non-Guarantor
	JBI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$235.5	$81.6	$(1.6)	$315.5
Operating costs and expenses:
Cost of products sold	—	167.0	56.0	(1.6)	221.4
Selling, general and administrative expenses	2.6	47.2	15.2	—	65.0
Restructuring charges	5.2	—	—	—	5.2

Operating (loss) income	(7.8)	21.3	10.4	—	23.9
Interest expense	(10.3)	(3.8)	(0.2)	—	(14.3)
Interest income	0.1	0.1	0.2	—	0.4
Intercompany interest (expense) income, net	(7.1)	8.4	(1.3)	—	—
Equity in earnings (losses) of investees, net	37.1	2.6	—	(39.7)	—
Minority interest (expense) income	(15.4)	15.4	—	—	—
Other income (expense), net	—	(1.4)	0.4	—	(1.0)
Other intercompany income (expense), net	0.2	4.6	(4.8)	—	—

(Loss) earnings before income taxes	(3.2)	47.2	4.7	(39.7)	9.0
Benefit from (provision for) income taxes	8.7	(10.1)	(2.1)	—	(3.5)

Income (loss) from continuing operations	5.5	37.1	2.6	(39.7)	5.5
(Loss) income from discontinued operations	(0.4)	(0.4)	1.0	(0.6)	(0.4)

Net earnings	$5.1	$36.7	$3.6	$(40.3)	$5.1

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 15-Supplemental Joint Issuer and Guarantor Financial Information (Continued)

	For the Nine Months Ended June 30, 2004
		Combined	Combined
		Guarantor	Non-Guarantor
	JBI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$733.7	$274.6	$(4.8)	$1,003.5
Operating costs and expenses:
Cost of products sold	—	511.3	189.9	(4.8)	696.4
Selling, general and administrative expenses	12.6	152.4	59.7	—	224.7
Restructuring charges	—	8.6	—	—	8.6

Operating (loss) income	(12.6)	61.4	25.0	—	73.8
Interest expense	(37.1)	(0.7)	(0.6)	—	(38.4)
Interest income	2.5	0.9	0.4	—	3.8
Intercompany interest (expense) income, net	(10.4)	11.5	(1.1)		—
Equity in earnings (losses) of investees, net	61.0	12.6	—	(73.6)	—
Other income (expense), net	0.1	(1.8)	1.2		(0.5)
Other intercompany income (expense), net	—	0.1	(0.1)	—	—

Earnings before income taxes and discontinued operations	3.5	84.0	24.8	(73.6)	38.7
Benefit from (provision for) income taxes	20.1	(24.0)	(11.2)	—	(15.1)

Earnings from continuing operations	23.6	60.0	13.6	(73.6)	23.6
Loss from discontinued operations	(0.6)	(0.6)	(1.0)	1.6	(0.6)

Net earnings	$23.0	$59.4	$12.6	$(72.0)	$23.0

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 15-Supplemental Joint Issuer and Guarantor Financial Information (Continued)

	For the Nine Months Ended June 30, 2003
		Combined	Combined
		Guarantor	Non-Guarantor
	JBI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$645.4	$223.2	$(3.4)	$865.2
Operating costs and expenses:
Cost of products sold	—	449.0	153.6	(3.4)	599.2
Selling, general and administrative expenses	5.3	140.5	43.4	—	189.2
Restructuring charges	8.3	—	—	—	8.3

Operating (loss) income	(13.6)	55.9	26.2	—	68.5
Interest expense	(32.0)	(14.2)	(0.7)	—	(46.9)
Interest income	0.5	0.4	0.4	—	1.3
Intercompany interest (expense) income, net	(13.8)	20.6	(6.8)	—	—
Equity in earnings (losses) of investees, net	110.9	4.7	—	(115.6)	—
Minority interest (expense) income	(46.2)	46.2	—	—	—
Other (expense) income, net	(1.8)	(1.7)	—	—	(3.5)
Other intercompany income (expense), net	0.4	10.2	(10.6)	—	—

Earnings before income taxes and discontinued operations	4.4	122.1	8.5	(115.6)	19.4
Benefit from (provision for) income taxes	21.1	(11.2)	(3.8)	—	6.1

Earnings from continuing operations	25.5	110.9	4.7	(115.6)	25.5
Loss from discontinued operations	(40.3)	(40.3)	(26.2)	66.5	(40.3)

Net (loss) earnings	$(14.8)	$70.6	$(21.5)	$(49.1)	$(14.8)

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 15-Supplemental Joint Issuer and Guarantor Financial Information (Continued)

	At June 30, 2004
		Combined	Combined
		Guarantor	Non-Guarantor
	JBI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$(0.4)	$(2.7)	$29.2	$—	$26.1
Trade receivables, net	—	163.9	92.9	—	256.8
Inventories	—	149.0	45.2	—	194.2
Deferred income taxes	27.9	(12.4)	1.0	—	16.5
Assets held for sale	—	3.0	—	—	3.0
Other current assets	4.1	7.4	11.8	—	23.3

Total current assets	31.6	308.2	180.1	—	519.9
Property, plant and equipment, net	1.0	76.1	48.0	—	125.1
Pension assets	154.1	—	—	—	154.1
Insurance for asbestos claims	—	160.0	—	—	160.0
Goodwill	—	229.2	59.5	—	288.7
Other intangibles, net	—	60.0	—	—	60.0
Other non-current assets	27.0	19.0	0.7	—	46.7
Investment in subsidiaries/ Intercompany receivable (payable), net	586.5	790.8	169.4	(1,546.7)	—

Total assets	$800.2	$1,643.3	$457.7	$(1,546.7)	$1,354.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$—	$21.9	$—	$21.9
Current maturities of long-term debt	27.8	1.4	—	—	29.2
Trade accounts payable	—	55.7	57.0	—	112.7
Income taxes payable	(1.5)	16.3	4.6	—	19.4
Accrued expenses and other current liabilities	9.7	87.2	30.2	—	127.1

Total current liabilities	36.0	160.6	113.7	—	310.3
Long-term debt	441.8	5.0	—	—	446.8
Deferred income taxes	(6.2)	24.6	(0.1)	—	18.3
Asbestos claims	—	160.0	—	—	160.0
Other non-current liabilities	41.3	69.9	20.6	—	131.8

Total liabilities	512.9	420.1	134.2	—	1,067.2
Commitments and contingencies
Stockholders’ equity	287.3	1,223.2	323.5	(1,546.7)	287.3

Total liabilities and stockholders’ equity	$800.2	$1,643.3	$457.7	$(1,546.7)	$1,354.5

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 15-Supplemental Joint Issuer and Guarantor Financial Information (Continued)

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
Commitments and contingencies
Stockholders’ equity	255.7	1,157.0	309.9	(1,466.9)	255.7

Total liabilities and stockholders’ equity	$777.5	$1,687.2	$430.5	$(1,558.4)	$1,336.8

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 15-Supplemental Joint Issuer and Guarantor Financial Information (Continued)

	For the Nine Months Ended June 30, 2004
		Combined	Combined
		Guarantor	Non-Guarantor
	JBI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$11.4	$(34.5)	$29.4	$—	$6.3
INVESTING ACTIVITIES:
Proceeds from sale of businesses, net	—	2.4	2.1	—	4.5
Purchases of property, plant and equipment	(0.6)	(7.3)	(4.2)	—	(12.1)
Proceeds from sale of real estate	—	—	3.2	—	3.2
Proceeds from the sale of fixed assets	—	0.3	0.2	—	0.5
Net transfers with subsidiaries	(11.2)	12.5	—	(1.3)	—

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(11.8)	7.9	1.3	(1.3)	(3.9)
FINANCING ACTIVITIES:
Proceeds from long-term debt	44.1	0.1	—	—	44.2
Repayment of long-term debt	(43.4)	(1.3)	—	—	(44.7)
Payment of financing fees	(1.6)	—	—	—	(1.6)
Proceeds from the issuance of common stock for option exercises	0.9	—	—	—	0.9
Decrease in notes payable, net	—	—	(4.1)	—	(4.1)
Net transfers with parent	—	11.2	(12.5)	1.3	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	0.0	10.0	(16.6)	1.3	(5.3)
Effect of exchange rate changes on cash and cash equivalents	(0.2)	11.0	(13.0)	—	(2.2)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(0.6)	(5.6)	1.1	—	(5.1)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	0.2	2.9	28.1	—	31.2

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$(0.4)	$(2.7)	$29.2	$—	$26.1

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 15-Supplemental Joint Issuer and Guarantor Financial Information (Continued)

	For the Nine Months Ended June 30, 2003
		Combined	Combined
		Guarantor	Non-Guarantor
	JBI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(52.5)	$(9.0)	$89.3	$—	$27.8
INVESTING ACTIVITIES:
Proceeds from sale of businesses, net	—	107.1	13.4	—	120.5
Purchases of property, plant and equipment	—	(9.0)	(2.4)	—	(11.4)
Proceeds from sale of real estate	—	11.0	—	—	11.0
Proceeds from the sale of fixed assets	—	0.1			0.1
Net transfers with subsidiaries	13.9	105.3	—	(119.2)	—

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	13.9	214.5	11.0	(119.2)	120.2
FINANCING ACTIVITIES:
Proceeds from long-term debt	42.1	—	—	—	42.1
Repayment of long-term debt	(136.5)	(185.1)			(321.6)
Escrow deposits in restricted cash collateral accounts	(60.9)	—	—	—	(60.9)
Escrow withdrawals in restricted cash collateral accounts	178.1	—	—	—	178.1
Payment of financing fees	(7.9)	(1.0)	—	—	(8.9)
Increase in notes payable, net	—	—	5.5	—	5.5
Net transfers with parent	—	(13.9)	(105.3)	119.2	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	14.9	(200.0)	(99.8)	119.2	(165.7)
Effect of exchange rate changes on cash and cash equivalents	24.1	(12.6)	(4.5)	—	7.0

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	0.4	(7.1)	(4.0)	—	(10.7)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	0.3	11.0	20.8	—	32.1

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$0.7	$3.9	$16.8	$—	$21.4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Tabular amounts in millions)

Disclosure Concerning Forward-Looking Statements

In December 1995, the Private Securities Litigation Reform Act of 1995 (the “Reform Act”) was enacted by the United States Congress. The Reform Act, as amended, contains certain amendments to the Securities Act of 1933 and the Securities Exchange Act of 1934. These amendments provide protection from liability in private lawsuits for “forward-looking” statements made by public companies. We choose to take advantage of the “safe harbor” provisions of the Reform Act.

This Quarterly Report on Form 10-Q contains both historical information and other information. While we have specifically identified certain information as being forward-looking in the context of its presentation, we caution the reader that, with the exception of information that is clearly historical, all the information contained in this Quarterly Report on Form 10-Q should be considered to be “forward-looking statements” as referred to in the Reform Act. Without limitation, when we use the words “believe,” “estimate,” “plan,” “expect,” “intend,” “anticipate,” “continue,” “project,” “probably,” “should, “ “will” and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature.

Forward-looking information involves risks and uncertainties. This information is based on various factors and assumptions about future events that may or may not actually come true. As a result, our operations and financial results in the future could differ substantially from those we have discussed in the forward-looking statements in this Quarterly Report and other documents that have been filed or furnished with the Securities and Exchange Commission. In particular, various economic and competitive factors, including those outside our control, such as interest rates, foreign currency exchange rates, inflation rates, instability in domestic and foreign financial markets, acts of war, terrorist acts, outbreak of new diseases, consumer spending patterns, energy costs and availability, freight costs, availability of consumer and commercial credit, adverse weather, levels of residential and commercial construction, changes in raw material and component costs and the creditworthiness of our customers, insurers and investees, could cause our actual results during the remainder of 2004 and in future years to differ materially from those expressed in any forward-looking statement made in this Quarterly Report on Form 10-Q. In addition, under the heading “Critical Accounting Policies and Estimates” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K, we describe various estimates and assumptions that we make that affect the reported amounts of assets, liabilities, sales and expenses as well as the disclosure of contingent assets and liabilities. Future revisions to these estimates and assumptions may cause these amounts, when reported, to differ materially from those expressed in any forward-looking statement made in this Quarterly Report on Form 10-Q, particularly with respect to statements relating to pension and other post-retirement benefits, asbestos liabilities, self-insurance reserves, inventories and trade receivables. All subsequent written and oral forward-looking statements attributable to Jacuzzi Brands, Inc. and our subsidiaries are expressly qualified in their entirety by the foregoing factors.

Results of Operations

Overview

Jacuzzi Brands, Inc., through our subsidiaries, is a leading global producer of branded bath and plumbing products for the residential, commercial and institutional markets. We currently operate under three segments – Bath Products, Plumbing Products and Rexair.

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

Our Plumbing Products segment manufactures professional grade drainage, water control, commercial brass and PEX piping products for the commercial and institutional construction, renovation and facilities maintenance markets. Growth in the commercial and institutional markets has started to rebound after contracting over the past couple of years. We believe that macro-economic and demographic factors such as population and infrastructure growth will drive growth in these markets over the long-term.

Our Rexair segment manufactures premium vacuum cleaner systems sold through independent distributors in the direct sales retail channel.

In December 2001, we approved a formal disposal plan for the sale of five businesses, and in February 2003, we approved a formal disposal plan for the sale of three businesses. We completed the sale of these businesses during the period from January 2002 through October 2003, transforming us from a diversified industrial conglomerate into a focused operating company. The results of these discontinued businesses are excluded from our results from continuing operations for all periods presented and from any discussions of our continuing operating results. They are, however, included in our results from discontinued operations and are discussed separately in Note 13 to our Condensed Consolidated Financial Statements included in this Report on Form 10-Q.

Overall

	Third Quarter		Nine Months Ended
	2004	2003	2004	2003
Net sales
Bath Products	$253.9	$217.2	$698.1	$584.5
Plumbing Products	86.2	73.2	224.7	203.1
Rexair	26.7	25.1	80.7	77.6

Total net sales	$366.8	$315.5	$1,003.5	$865.2

Operating income
Bath Products	$14.4	$9.5	$23.1	$17.2
Plumbing Products	18.8	15.2	43.1	45.8
Rexair	7.5	7.2	20.2	19.4

	40.7	31.9	86.4	82.4
Corporate expenses	(4.6)	(8.0)	(12.6)	(13.9)

Total operating income	$36.1	$23.9	$73.8	$68.5

Net sales for the third quarter of fiscal 2004 increased 16.3% to $366.8 million from $315.5 million in the same period last year as a result of increased sales in each of our three segments. Net sales in the third quarter of fiscal 2004 also benefited from favorable fluctuations in currency exchange rates of $8.5 million.

Net sales for the nine months ended fiscal 2004 rose 16.0% to $1,003.5 million from $865.2 million in the same period last year. The increase in net sales was the result of improved sales in all segments, with the most significant increase achieved in our Bath Products segment. Net sales for the nine months ended fiscal 2004 also benefited from favorable fluctuations in currency exchange rates of $30.1 million and an additional week of sales as 2004 is a 53-week year. Net sales for the nine months ended fiscal 2003 included the technology license sale of $8.6 million.

Operating income increased 51.0%, to $36.1 million in the third quarter of fiscal 2004 as a result of sales growth in all segments. We incurred $3.2 million of restructuring charges associated with the shut down of our Salem, OH cast iron plant, the downsizing of our Ford City, PA ceramic plant and the continued consolidation of administrative functions in the Dallas, TX shared services center in the third quarter of fiscal 2004. Operating income in the third quarter of fiscal 2003 included $5.2 million in restructuring charges related to the reorganization and consolidation of our corporate headquarters, reflecting our operating company organization. The reorganization resulted in a number of management changes and the relocation and consolidation of the Jacuzzi headquarters in Walnut Creek, CA into our principal offices in West Palm Beach, FL.

Operating income in the nine months ended fiscal 2004 increased $5.3 million compared to the same period of the prior year. Increased operating income from strong sales growth was partially offset by restructuring charges of $8.9 million related to the Salem, OH plant closure, Ford City, PA downsizing and the shared services margin improvement projects. Operating income for the nine months ended fiscal 2004 also included $4.1 million in charges related to non-performing customer notes incurred as a result of financial difficulties encountered by several of our Brazilian bath product distributors. Operating income in the nine months ended fiscal 2003 included $8.6 million for the sale of a technology license and $8.3 million of restructuring charges associated with the reorganization and consolidation of our corporate headquarters.

Operating income in the third quarter and nine months ended fiscal 2004 benefited from favorable fluctuations in currency exchange rates of $1.0 million and $2.8 million, respectively.

On March 17, 2004, in connection with an option exchange offer, we accepted for cancellation options to purchase 1,903,337 shares of our common stock, and granted 435,730 restricted shares of our common stock (“restricted stock awards”) in exchange. Participants tendered 100% of the options eligible to be exchanged. We subsequently cashed-out options to purchase 469,887 shares of our common stock held by former employees for $0.4 million. The charges related to the cash-out offer were recorded entirely in the third quarter of fiscal 2004.

The restricted stock awards will vest in quarterly increments over the next four years. The restricted stock award’s intrinsic value of $3.8 million at the grant date will be amortized over the vesting period in tranches consistent with our accounting policy of recognizing expense for awards with graded vesting under the expense attribution method described in FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. We recognized $0.6 million and $0.8 million of amortization associated with these restricted stock awards in the third quarter and nine months ended fiscal 2004, respectively, and expect to recognize an additional $0.5 million of amortization in the fourth quarter of fiscal 2004.

Bath Products

Sales in the Bath Products segment increased $36.7 million and $113.6 million for the third quarter and nine months ended fiscal 2004, respectively, in comparison with the same periods in fiscal 2003. The sales increases were led by increased sales of our domestic spas, reflecting improved volume and increases in our average selling prices, and increased sales of our domestic whirlpool baths, reflecting strong performance in both jetted and non-jetted baths. The U.K. also contributed to the sales increase mainly due to growth in the home sector. Favorable currency exchange rates contributed $8.5 million and $30.1 million to the sales increases for the third quarter and nine months ended fiscal 2004, respectively.

Operating income for the third quarter of fiscal 2004 increased 51.6% to $14.4 million compared to the third quarter of the prior year. Operating income increased on a year-to-date basis by 34.3% to $23.1 million compared to the nine months ended fiscal 2003. The increase for both periods was primarily the result of strong sales and margin growth in the domestic spa and whirlpool bath businesses. Gross margin increased as a percentage of sales mainly due to increased volume over fixed overhead and improved manufacturing efficiencies. Strong earnings growth was accomplished despite restructuring charges incurred during the third quarter and nine months ended fiscal 2004 of $3.8 million and $9.5 million, respectively. The year-to-date period was also impacted by a $1.0 million write off of accounts receivable associated with the bankruptcy of a domestic distributor, a $4.1 million increase in our bad debt reserves associated with financial difficulties encountered by several Brazilian bath product distributors and $1.0 million in severance related to staffing reductions in Brazil. We have since taken over sales responsibility for the Brazilian home center channel, and expect this action to result in improved sales, margins and customer service for this segment as we are now directly in control of sales into this channel. Operating results for the nine months ended fiscal 2003 included start-up costs associated with the move to a new whirlpool bath manufacturing facility in Chino, CA; costs incurred to implement process improvements designed to improve quality and efficiency at the new plant; and costs associated with the initial stocking of the Lowe’s home centers.

The restructuring charges incurred in the third quarter of fiscal 2004 related to the closure of the Salem, OH plant ($2.2 million), the downsizing of the Ford City, PA plant ($0.6 million) and the continued consolidation of administrative functions, the majority of which were incurred in conjunction with the opening of our new shared services center in Dallas, TX ($1.0 million). On a year-to-date basis, restructuring charges for these initiatives were $5.9 million for the Salem plant, $1.6 million for the Ford City plant and $2.0 million for the shared services center.

The Salem, OH plant ceased production in May 2004. In the second quarter of fiscal 2004, we announced a plan to downsize our Ford City, PA ceramic plant and eliminate approximately 200 positions at the plant. We recorded a $1.0 million restructuring charge in the second quarter for pension and post-retirement benefit curtailments associated with the elimination of these positions. We expect the Ford City downsizing to be substantially complete by the end of fiscal 2004. The consolidation and relocation of the customer service functions of our domestic whirlpool bath and spa businesses to our shared services center was initiated in the third quarter of fiscal 2004 and is expected to decrease costs and improve customer satisfaction. We expect to incur approximately $4.0 million in additional restructuring charges related to the Salem ($0.7 million), Ford City ($2.0 million) and shared services initiatives ($1.3 million) over the next quarter. Fiscal 2004 restructuring costs to be recorded in the Bath Products segment for these initiatives are expected to total approximately $13.5 million, with the benefits of these actions taking effect in fiscal 2005. Including a reversal of a restructuring reserve for unused lease space of $0.6 million recorded in corporate expenses, total net restructuring costs for these initiatives are expected to be $12.9 million for the year.

Each of these actions are part of our previously announced plans to improve margins in the Bath Products segment in general and the sanitary ware business specifically by eliminating high-cost manufacturing through lower-cost sourcing and improved customer service.

Litigation with the former owners of the Sundance Spas business has resulted in a judgment of approximately $5.1 million in our favor. The favorable financial impact of the judgment of $3.9 million has not been included in our results of operations as it is subject to a potential appeal. We incurred litigation expense as a result of this legal action of $0.1 million and $1.1 million in the third quarter and the nine months ended fiscal 2004, respectively.

Operating income in fiscal 2004 was positively impacted by $1.0 million in the third quarter and $2.8 million in the nine months ended fiscal 2004 as a result of foreign currency exchange rate fluctuations.

Plumbing Products

Sales in the Plumbing Products segment increased $13.0 million and $21.6 million in the third quarter and the nine months ended fiscal 2004, respectively, as compared to the same periods last year. Sales increased across all product lines due to effective marketing and product innovation efforts as well as a slight rebound in the U.S. commercial and institutional construction markets. Included in year-to-date fiscal 2003 results was $8.6 million in sales recognized upon the granting of a license for certain technology that had been the subject of patent litigation.

Operating income increased $3.6 million in the third quarter of fiscal 2004 and decreased $2.7 million in the nine months ended fiscal 2004 in comparison with the same periods of fiscal 2003. The year-to-date decrease was a result of the $8.6 million technology license sale in the second quarter of fiscal 2003. Excluding this sale, operating income increased for the nine months ended fiscal 2004. The increase for both periods was the result of improved sales, which more than offset higher scrap iron and steel costs. We have implemented initiatives targeting procurement and finished product pricing to offset these margin pressures. The third quarter results include benefits realized from these procurement and pricing initiatives, some of which are not expected to reach full effect until next quarter.

Rexair

Rexair sales increased $1.6 million and $3.1 million in the third quarter and the nine months ended fiscal 2004, respectively, as compared with the same periods of the previous year. The sales increases were primarily due to higher volume and the higher price points of the new e2 RAINBOWTM vacuum cleaner system, which was launched earlier this year. The rollout of the new e2 model was completed during the second quarter of fiscal 2004.

Operating income in the third quarter and the nine months ended fiscal 2004 increased by $0.3 million and $0.8 million, respectively, as compared with the same periods of fiscal 2003. The increase in operating income in the third quarter of fiscal 2004 is primarily the result of higher sales. During fiscal 2003, an inventory reduction program was in place that negatively impacted operating income by approximately $1.0 million in the first nine months of that year.

Corporate Expenses

Corporate expenses decreased $3.4 million and $1.3 million in the third quarter and the nine months ended fiscal 2004, respectively, as compared to the same periods last year. The third quarter of fiscal 2004 includes a reversal of the restructuring reserve for unused lease space in Dallas, TX of $0.6 million. The space will be used by the customer service function of the shared services operations center. Corporate expenses in the third quarter and nine months ended fiscal 2004 also reflect reductions in pension income due to a lower discount rate, costs associated with Sarbanes-Oxley compliance, an increase in consulting fees and an increase in personnel costs reflecting our new operating company organization. The third quarter and first nine months of fiscal 2004 include charges totaling $0.8 million and $0.9 million, respectively, associated with our previously announced employee stock option buy back and exchange offer. We recorded $5.2 million and $8.3 million of restructuring charges in the third quarter and nine months ended fiscal 2003 related to the reorganization and consolidation of our corporate headquarters.

Interest Income and Expense

Interest expense for the third quarter and nine months ended fiscal 2004 declined by $1.4 million and $8.5 million, respectively, from the comparable prior year periods. The lower interest expense reflects the reduction in debt balances resulting from our restructuring and refinancing in the fourth quarter of fiscal 2003, as well as lower interest rates.

The increase in interest income of $2.5 million for the nine months ended fiscal 2004 as compared to the prior year was due entirely to interest received from the IRS related to a prior year audit settlement (see Taxes).

Other Expense, net

Included in other expense, net for both years are expenses associated with retained liabilities of our ladder operations which were sold in October 1999. The nine months ended fiscal 2004 includes a $2.4 million gain on the settlement and collection of a portion of a note we held from the owners of a power plant constructed by one of our former subsidiaries. In addition, the nine months ended fiscal 2004 includes a gain of $3.2 million resulting from the resolution of litigation that was under appeal and a $0.9 million gain on the sale of real estate. The third quarter and nine months ended fiscal 2003 include $0.2 million and $2.3 million, respectively, of professional fees associated with the restructuring of our debt. In addition, the nine months ended fiscal 2003 includes a gain of $3.4 million on the sale of real estate.

Taxes

During the first quarter of fiscal 2004, we had an initial meeting with the Internal Revenue Service (“IRS”) to begin their audit for the fiscal years 1998 through 2002. The IRS is currently at the information gathering stage of the audit process and has not communicated any areas of concern or proposed adjustments. The IRS anticipates completing their audit in June 2005. During the second quarter of fiscal 2004, we received a tax refund of $4.0 million and interest of $2.5 million relating to the examination of the federal income tax returns for the fiscal years 1995 through 1997. The tax refund was already included in our tax rates in prior periods. The interest was included in interest income in the second quarter of fiscal 2004. We provided for taxes on earnings from continuing operations at an effective tax rate of approximately 39% for the first, second and third quarters of fiscal 2004.

During the first quarter of fiscal 2003, the IRS completed its examination of the federal income tax returns for fiscal years 1995 through 1997. We recorded tax benefits of $13.6 million in the first quarter of fiscal 2003 from audit settlements resulting from these examinations. A substantial portion of the proposed adjustments derived from the spin-off of the Company from Hanson plc in 1995. Excluding this adjustment, we provided for taxes on earnings from continuing operations at an effective tax rate of approximately 39% for the first, second and third quarters of fiscal 2003.

Accrued Restructuring Costs

As of June 30, 2004, we had accruals of $8.7 million for restructuring costs. The activity in the restructuring liability accounts by cost category is as follows:

	Lease and	Severance
	Contract Related	and Related	Total
	Accruals	Accruals	Accruals
Balance at September 30, 2003	$5.5	$6.0	$11.5
Charges	0.3	8.3	8.6
Cash payments	(1.1)	(9.3)	(10.4)
Other	—	(1.0)	(1.0)

Balance at June 30, 2004	$4.7	$4.0	$8.7

During the third quarter and nine months ended fiscal 2004, we recorded restructuring charges of $3.2 million and $8.9 million, respectively, of which $0.3 million was included in cost of products sold. These charges include:

•	Plant shut down and restructuring charges associated with the closure of our Salem, OH manufacturing plant and the downsizing of our Ford City, PA manufacturing plant of $2.8 million for the third quarter and $7.5 million for the nine months ended fiscal 2004. Pension and post-retirement curtailment charges of $1.0 million included in these amounts reduced the balance of our pension asset;

•	Severance of $1.0 million for the third quarter and $2.0 million for the nine months ended fiscal 2004 associated with the consolidation of administrative functions, the majority of which were incurred in conjunction with the opening of our new shared services center in Dallas, TX; and

•	A reversal of our restructuring reserve for unused lease space of $0.6 million. The space will be used to accommodate the customer service functions of the domestic whirlpool bath and spa businesses, which will be consolidated and moved to our Dallas, TX shared services center.

Approximately $6.2 million of the accrued restructuring costs at June 30, 2004 are included in the balance sheet caption “Accrued expenses and other current liabilities,” while the remaining $2.5 million are recorded in the balance sheet caption “Other non-current liabilities.” We expect the remaining accruals to be paid with cash over the periods provided by the severance and lease agreements over the next four years.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash and cash equivalents, cash provided from operations and available borrowings. We expect to satisfy operating needs and the cash requirements related to our capital expenditures and restructurings through operating cash flows and borrowings under our existing bank facilities.

Net cash provided by operating activities of continuing operations was $8.1 million for the nine months ended fiscal 2004, compared to net cash provided by operating activities of $37.0 million for the same period of fiscal 2003. In fiscal 2003, we received $53.9 million of income tax refunds and $8.6 million as a result of a technology sale, offset by payments of liabilities we had previously accrued related to retained liabilities for operations we had sold during that year. We typically use cash in the first half of the fiscal year and generate cash in the second half of the fiscal year due to the seasonality of most of our businesses. Weather can significantly influence both residential and non-residential construction and installation, which ultimately affects sales in our Bath Products and Plumbing Products segments. Sales of outdoor jetted spas and other products are also sensitive to weather conditions and tend to decrease during the fall and winter months (predominantly the first and second fiscal quarters).

Trade receivables, net increased $27.2 million, or 11.8%, predominately due to seasonality and increased sales in the Bath Products segment. The increase in inventories of $29.2 million, or 17.7%, was caused by a build-up of inventory levels in anticipation of higher sales volume in the second half of fiscal 2004, which we typically experience due to the aforementioned seasonality conditions. Inventory levels have also increased in the transition to sourced inventory products as a result of closing the Salem, OH plant and downsizing the Ford City, PA facility. Over the next quarter, we expect to use additional cash of $0.9 million related to the Salem, OH plant closure, $1.6 million related to the downsizing of our Ford City, PA facility and $0.8 million associated with our shared services center.

During the nine months ended June 30, 2004, we paid approximately $10.4 million, and expect to pay approximately $6.2 million over the next twelve months, related to our restructuring plans.

Our discontinued operations used cash of $1.8 million during the nine months ended fiscal 2004 as compared to $9.2 million used in the same period of fiscal 2003. The net cash used in the nine months ended fiscal 2004 pertained to the operations of our water systems business, which was sold in October 2003. In the nine months ended fiscal 2003, our swimming pool and equipment business experienced increased cash requirements as was typical for this business in the winter months. We sold this business in May 2003.

We received $4.5 million from sold businesses in the nine months ended fiscal 2004. Approximately $2.4 million related to the sale of our water systems business in October 2003 and $2.1 million related to payments received in connection with the sale of our swimming pool and equipment business in May 2003. We also received $3.2 million from the sale of excess real estate and $0.5 million from the sale of fixed assets and paid $12.1 million for capital expenditures. In the nine months ended fiscal 2003, we received net proceeds of $103.8 million from the sale of SiTeco Lighting, $16.0 million for the pool and pool equipment businesses and $0.7 million from the sale of the hearth business. Additionally, we received net proceeds of $11.0 million from the sale of real estate, partially offset by $11.4 million of capital expenditures.

Upon the sale of Spear & Jackson in September 2002, we retained 3,543,281 common shares of the buyer who subsequently changed its name to Spear & Jackson. We are subject to restrictions on the voting and disposition of these shares and have no involvement in the management or operation of Spear & Jackson. The investment was recorded at its fair value of $1.0 million at the date of acquisition based on an independent valuation. The carrying value of the investment was adjusted to $22.0 million at September 30, 2003 in accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. FASB Statement No. 115 requires that investments such as this be adjusted to fair market value at the end of each reporting period. Fluctuations in the value of this investment are recorded in other comprehensive income as unrealized gains and losses, net of tax. The carrying value of the investment has been adjusted to its market value of $5.5 million as of June 30, 2004. This represents a reduction in value of $16.5 million since September 30, 2003. On April 16, 2004, the Securities and Exchange Commission filed a complaint and obtained a temporary restraining order against the CEO and major shareholder of Spear & Jackson for, among other things, illegally acquiring shares of Spear & Jackson. We are restricted from disposing of our investment in the common shares of Spear & Jackson until September 2004.

On June 30, 2004, we amended our asset-based revolving credit facility and term loan (collectively the “Bank Facilities”), which provides for:

•	a reduction in the interest rate of our term loan from Prime plus 5% with a minimum rate of 9.25% to 500 basis points over LIBOR;

•	the elimination of annual prepayments on the term loan of $10 million, which were scheduled to begin in August 2005;

•	the elimination of annual prepayments on the term loan equal to 25% of our annual consolidated excess cash flow, as determined by the original loan agreement;

•	the extension of the term loan’s maturity date by one year to July 15, 2009; and

•	the elimination of all debt covenants except the requirement to maintain a minimum consolidated fixed charge coverage ratio. This requirement is applicable only if our availability under the asset-based credit facility falls below $20 million.

This amendment was not considered a substantial modification of our debt under the guidance provided in EITF Issue No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments.

Under the five-year asset-based revolving credit facility, we can borrow up to $200.0 million subject to a borrowing base consisting of eligible accounts receivable and eligible inventory, plus eligible trademarks. The initial amount of eligible trademarks of $20.0 million is being amortized monthly over the first two years of the facility as a reduction of the borrowing base. At June 30, 2004, we had approximately $153.0 million available to be borrowed under the asset-based facility, of which we had utilized approximately $69.8 million (including $42.0 million of letters of credit), leaving $83.2 million available for additional borrowings. In addition, we have outstanding bankers’ acceptances of $2.1 million which does not affect availability under the asset-based facility.

The weighted average interest rate on borrowings under the asset-based credit facility was 3.6% for the nine months ended fiscal 2004. We were not subject to the debt covenant at June 30, 2004 because our availability exceeded $20.0 million. We expect to maintain availability in excess of $20.0 million for the foreseeable future. There are several fees associated with the asset-based credit facility including an unused commitment fee of 0.5%, a letter of credit fee equal to the applicable LIBOR margin and a fronting fee of 0.125% on all outstanding letters of credit.

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

The $380 million, 9.625% notes (the “Senior Notes”), which are due July 1, 2010 and require the payment of interest of $18.3 million on January 1 and July 1 of each year, were subject to registration with the Securities and Exchange Commission pursuant to a registration rights agreement. On February 17, 2004, we completed an offer to exchange new, registered Senior Notes for the then outstanding unregistered notes. The terms of the new, registered Senior Notes are identical, in all material respects, to the terms of the then outstanding unregistered notes, except that the new Senior Notes have been registered under the Securities Act, and the transfer restrictions and registration rights relating to the unregistered notes do not apply to the registered Senior Notes.

During the nine months ended fiscal 2004, we repaid $4.6 million of our debt, including a $3.2 million permanent reduction of our term loan. We also paid $1.6 million of financing fees related to our Bank Facilities and Senior Notes. In the nine months ended fiscal 2003, we reduced our debt borrowings by $274.0 million and paid $8.9 million in financing fees. In fiscal 2003, we also withdrew $117.2 million from our restricted cash collateral accounts, the establishment and depletion of which was prescribed by the terms of our then outstanding bank facilities. Cash withdrawn from these accounts was used for the payment of previously outstanding debt.

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

The outstanding debt balances and the maximum availability under these debt instruments at June 30, 2004 were as follows:

	Maximum	Amount	Applicable
	Availability	Outstanding	Interest Rate
Senior Notes	$380.0	$380.0	9.625%
Asset-based credit facility	153.0	27.8	2.25% over LIBOR or 0.25% over Prime
Term Loan	61.8	61.8	500 basis points over LIBOR
US Brass Note	6.4	6.4	Interest imputed at 9.5%

Total	$601.2	$476.0

In the nine months ended fiscal 2004, we paid $42.4 million of interest on our borrowings. Below is a summary of our significant contractual obligations, which reflects the amendment to our Bank Facilities, discussed above:

	Payments Due in Fiscal						Payments
							Due
	Total	2004	2005	2006	2007	2008	Thereafter
Long-term debt	$476.0	$27.8	$1.4	$1.5	$1.7	$1.8	$441.8
Notes payable	21.9	21.9	—	—	—	—	—
Lease obligations	27.0	2.4	7.8	6.2	4.4	2.5	3.7

Total contractual cash obligations	$524.9	$52.1	$9.2	$7.7	$6.1	$4.3	$445.5

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

To manage exposure to interest rate movements, we have used interest rate protection agreements. However, as of June 30, 2004, we do not have any such agreements outstanding. Based on our overall exposure to interest rate changes under our existing debt structure (see Note 5 to our Condensed Consolidated Financial Statements), a hypothetical increase of 100 basis points across all maturities of our floating rate debt obligations, would decrease our estimated pre-tax earnings in the twelve month period by approximately $0.8 million. There were no swap agreements outstanding during any portion of the nine months ended fiscal 2004.

We are also exposed to foreign currency exchange risk related to our international operations as well as our U.S. businesses, which import or export goods. We have made limited use of financial instruments to manage this risk and have no such instruments outstanding as of June 30, 2004. A hypothetical unfavorable movement of 10% across each of the foreign exchange rates that we have exposure would have decreased our estimated income from continuing operations by approximately $3.6 million in fiscal 2003. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effect of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 6 to our Condensed Consolidated Financial Statements.

Item 6. Exhibits and Reports on Form 8-K

(a)	10.1	Second Amendment to Loan and Security Agreement among Jacuzzi Brands, Inc., the other borrowers named on the signature pages thereto, Fleet Capital Corporation, Silver Point Finance LLC, the Revolving Credit Lenders named therein, and the Term Loan B Lenders named therein dated June 30, 2004.

	31.1	Certification of principal executive officer required by Rule 13a-14(a) of the Exchange Act.

	31.2	Certification of principal financial officer required by Rule 13a-14(a) of the Exchange Act.

	32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	A Current Report on Form 8-K was furnished May 18, 2004, responsive to Item 12 regarding our financial results for the second quarter of fiscal 2004.

A Current Report on Form 8-K was filed July 12, 2004, responsive to Item 5 to announce the terms of an amendment to our credit facility.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JACUZZI BRANDS, INC.

Date: August 12, 2004	By:	/s/ Jeffrey B. Park

Jeffrey B. Park
Senior Vice President,
Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Francisco V. Puñal

Francisco V. Puñal
Vice President and Controller
(Principal Accounting Officer)