Form 10-K
period 2004-10-02
JACUZZI BRANDS INC
filed 2004-12-10
CIK 1056874

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 2, 2004

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

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of April 3, 2004 (based on the last reported sale price of such stock on the New York Stock Exchange on such date) was approximately $673,869,299.

     As of November 30, 2004, the registrant had 76,103,459 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Certain portions of the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders of the registrant to be held on February 10, 2005 are incorporated by reference into Part III of this Report.

PART I

Item 1.	Business

      We, through our operating subsidiaries, are a leading global producer of branded bath and plumbing products for the residential, commercial and institutional markets. Our Bath Products segment manufactures whirlpool baths, spas, showers, sanitary ware, including sinks and toilets, and bathtubs for the construction and remodeling markets. Our Plumbing Products segment manufactures professional grade drainage, water control, commercial brass and PEX piping products for the commercial and institutional construction, renovation and facilities maintenance markets. Our Rexair segment manufactures premium vacuum cleaner systems that are sold in the direct sales retail channel.

      Our products are marketed through their widely recognized brand names, including JACUZZI®, SUNDANCE®, ELJER®, ZURN®, WILKINSTM a Zurn company (“WILKINSTM”) and RAINBOW®. Through the strength of these brands and the ability to leverage them effectively across multiple retail and wholesale distribution channels, we have built and maintained leadership positions within most of the markets we serve. The JACUZZI® and SUNDANCE® branded products hold leading positions in the whirlpool bath and spa markets in the U.S. and Europe, and the ZURN® branded products hold leading market positions in most of the domestic commercial and institutional markets they serve. Additionally, the RAINBOW® branded products hold a substantial market position in the premium direct sales vacuum cleaner market.

      We were originally incorporated in 1995 when we were spun-off from Hanson plc (“Hanson”). At that time, we had holdings in 34 diverse businesses, including Jacuzzi and Rexair. We subsequently merged with Zurn in 1998. In October 2003, we completed the asset disposal programs that transformed us from a diversified industrial conglomerate into a focused operating company primarily serving the home and building products markets. These dispositions included the disposals of our ladder business, our infant and children footwear business, our fire protection businesses, our European HVAC business and several other businesses in fiscal 2000. The disposal programs also included the disposals of Ames True Temper, Lighting Corporation of America, Selkirk and Spear & Jackson in fiscal 2002; SiTeco, our swimming pool and equipment and hearth businesses in fiscal 2003; and our water systems business in fiscal 2004. In fiscal 2003, we renewed our focus on operations by reorganizing our management structure to include a Chief Operating Officer.

      With the completion of our asset disposal programs and the reorganization of our management structure, we have largely completed our transformation into a focused operating company primarily serving the bath and plumbing products markets. During fiscal 2004, we initiated several plans to improve the operations of our Bath Products segment. These initiatives included plans to close or downsize inefficient facilities, outsourcing of products through lower cost suppliers, the rationalization of unprofitable product lines, and the further consolidation of functions into our shared services center in Dallas, TX. We continue to explore strategic alternatives to improve our operating efficiencies as we position ourselves to grow net sales and free cash flow at our core businesses.

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

      Financial information for the segments discussed below, including financial information by geographic areas, can be found in Note 11 to our Consolidated Financial Statements.

Bath Products Segment

      Our Bath Products segment manufactures and distributes whirlpool baths, spas, showers, sanitary ware, including sinks and toilets, and bathtubs for the domestic and international construction and remodeling markets.

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

      The home center channel is an important channel for our domestic distribution of bath products. Our largest customer, The Home Depot, carries an extensive line of ELJER® branded sanitary ware products. Last year, we entered into a multi-year agreement to be the primary supplier of whirlpool baths to all of the more than 1,000 stores in the Lowe’s chain after a competitive product line review. Our product categories at Lowe’s also include JACUZZI® branded sanitary ware. We believe the strong brand power of the JACUZZI® name, our commitment to strong customer support programs and our broad product range were instrumental in our success in this review. This agreement had allowed us to expand our market share in the U.S. in the whirlpool bath category.

      Our spa products, SUNDANCE® and JACUZZI PREMIUM®, are primarily sold through our network of over 1,000 independent specialty retailers. We act as the exclusive supplier to a majority of these retailers, and we support them with extensive product training, comprehensive point-of-purchase marketing materials, advertising and a national warranty service support program. We have approximately 800 service centers, which perform service on our products and provide parts replacements. We serve mass merchant retailers primarily through private label offerings which provide them with brand exclusivity.

      The majority of the bath products we distribute in the U.S. are manufactured domestically. Our whirlpool baths and showers are principally manufactured in a facility in Chino, CA which replaced six older, decentralized California facilities in fiscal 2003. We also have a modern spa manufacturing facility in Chino, which began operating in 2001. These new facilities have enabled us to more effectively manage quality control and product improvement as well as cost reduction. We closed our spa manufacturing facility in Plant City, FL in November 2003, and the Chino facility began manufacturing these spas, without any interruption to our customers, in the first quarter of fiscal 2004. In addition, we closed our Salem, OH facility in fiscal 2004, which was over 90 years old and extremely costly to operate, and began outsourcing our enameled cast iron fixtures from an overseas supplier. In addition, we initiated plans to downsize our Ford City, PA sanitary ware plant in fiscal 2004, which is expected to be substantially completed by December 2004. Finally, in fiscal 2004, we announced plans that we expect to close our Tupelo, MS sanitary ware plant by June 2005. Despite our commitment to this market segment, we determined that it would be more cost effective to outsource these products through lower cost suppliers. We will continue to evaluate ways to further reduce costs at all of our manufacturing facilities and enhance the quality of our products.

      International Bath Products. We manufacture and distribute bath products in the same product categories in the European and other international construction and remodeling markets. For fiscal 2004, approximately 44% of our Bath Products segment net sales were derived from sales of bath products outside the U.S., most of which were in Europe. We offer our branded bath products in Europe under the following brand names: JACUZZI® and B.C. SANITAN® which serve premium retailers; FORDHAM® which serves the construction and builder markets; and NIAGARA® which serves wholesale distributors. We also market a full line of composite and stainless steel kitchen sinks under the ASTRACAST® brand name.

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

      Product innovation is crucial in the commercial and institutional plumbing products markets since new products must continually be developed to meet specifications and regulatory demands. Our plumbing products are known in the industry for such innovation. For example, in 2004 we introduced the next generation automatic grease interceptor. This GRA “Grease Recovery Appliance” virtually eliminates all odors from the trap and makes grease disposal user friendly through the use of a quick-disconnect disposable grease collection container. Additionally, our new Electronic Solenoid Timer (EST), when utilized with our backflow preventer, provides an automatic shut off of the water supply during a reduced pressure backflow condition. Zurn One Systems, our latest innovation, provides a prepackaged set of bathroom fixtures and fittings needed for a complete installation.

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

      In addition to our domestic manufacturing facilities, we have maintained a global network of independent sources that manufacture high quality, lower cost component parts for our commercial and institutional products. These sources fabricate parts to our specifications using our proprietary designs and enable us to focus on product engineering, assembly, testing and quality control. By closely monitoring these sources and through extensive product testing, we are able to maintain product quality and be a low-cost producer of commercial and institutional products.

Rexair Segment

      Our Rexair segment manufactures premium vacuum cleaner systems for the global direct sales market. The RAINBOW e2 SERIESTM is a full-service cleaning system that collects dirt particles by combining a distinctive water-based “separator” system with High Efficiency Particulate Air Filtration, or HEPA filter. This combination provides a technologically-superior alternative to traditional vacuum cleaners. The full system has optional accessories including the POWER NOZZLE®, a motorized power nozzle; the

RAINBOWMATE®, a motorized, hand-held attachment for cleaning upholstery, stairs and other hard-to-reach areas; and the AQUAMATE® carpet shampooing attachment. For the year ended October 2, 2004, sales in the U.S. and Canada accounted for slightly less than half of Rexair’s sales. A significant portion of Rexair’s international sales are in Portugal, Germany, Saudi Arabia, Turkey and Puerto Rico.

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

Discontinued Operations

      In February 2003, our Board of Directors adopted a formal disposal plan to dispose of our swimming pool and equipment, hearth and water systems businesses. We completed the disposals of the swimming pool and equipment and hearth businesses in fiscal 2003, and completed the disposal of the water systems business in fiscal 2004. All of these businesses were previously included in our Bath Products segment.

      In December 2001, our Board of Directors approved a formal disposal plan in connection with our obligation to pay debt amortization as set forth in our then outstanding debt facilities. The disposal plan called for the sale of five businesses — Ames True Temper, Lighting Corporation of America, Selkirk, Spear & Jackson and SiTeco. We completed the disposals of all of the businesses in fiscal 2002 with the exception of SiTeco, which was completed in fiscal 2003. These businesses were previously included in our Lawn & Garden and Lighting segments.

      A discussion of these disposals can be found in Note 3 to our Consolidated Financial Statements.

Seasonality

      Demand for our products is primarily driven by new home starts, remodeling and construction activity. Accordingly, many external factors affect our business including weather and the impact of the broader economy on our end markets. Weather is an important variable for us as it significantly impacts construction. Spring and summer months in the U.S. and Europe represent the main construction season for new housing starts and remodeling, as well as increased construction in the commercial and institutional markets. As a result, sales in our Bath Products and Plumbing Products segments increase significantly in our third and fourth fiscal quarters as compared to the first two quarters of our fiscal year. The autumn and winter months generally impede construction and installation activity.

      Housing starts, consumer spending and remodeling expenditures have a major impact on our consumer-focused bath and spa business, which is served by our Bath Products segment. Our Plumbing Products business is dependent upon commercial and institutional construction activity and is therefore affected by macroeconomic factors such as the unemployment rate and the availability of financing. Despite the cyclical nature of the U.S. commercial and institutional construction market, which experienced declines in revenue potential of approximately 14% in fiscal 2002, approximately 6% in fiscal 2003 and a slight rebound in fiscal 2004, sales of our commercial and institutional products have continued to grow at a rate that exceeds that of the industry. We have achieved this growth through favorable pricing, product innovation and targeted marketing programs.

Reliance on a Single Customer

      A single customer of the Bath Products segment, The Home Depot, accounted for 6%, 8% and 10% of consolidated net sales in fiscal 2004, 2003 and 2002, respectively. If we were to lose their business, it could have an adverse affect on our operating results.

Raw Materials, Energy and Suppliers

      We purchase a broad range of materials and components throughout the world in connection with our manufacturing activities in all of our segments. Major raw materials and components include acrylic, natural gas, stainless steel, brass, plastic molded parts, lumber and spa siding, electronics and pumps. Our policy is to maintain alternate sources of supply for our important materials and components wherever possible. We have been able to successfully apply this policy, and consequently we are not dependent on a single source for any raw material or component. The materials and components required for our manufacturing operations have been readily available, and we do not foresee any significant shortages.

Patents, Trademarks and Licenses

      We have in excess of 900 U.S. and foreign patents, patent applications and registered trademarks that relate to the products we manufacture and sell. We believe that certain trademarks including JACUZZI®, SUNDANCE®, BLUE RIDGETM, ELJER® and ASTRACAST® in our Bath Products segment; ZURN® and WILKINSTM in our Plumbing Products segment and RAINBOW® in our Rexair segment are of material importance to our product lines. None of the material trademarks are of limited duration, and we believe our intellectual property is adequately protected in customary fashion under applicable law. Although protection of our patents and related technologies is an important component of our business strategy, none of the individual patents is material to our company as a whole.

Competition

      We sell all of our products in highly competitive markets. We compete in each of our markets based on product design, quality of products and services, product performance, distribution and price. Some of our competitors have greater financial, marketing, manufacturing and distribution resources than we do. Our principal competitors in the Bath Products segment are Kohler, American Standard, Crane, Roca, Teuce Sanitec, and Masco. Though the plumbing market is relatively fragmented, one competitor, Watts, competes with us across several lines. Sloan is a competitor in flush valves while Wirsbo is a competitor in PEX piping. Geberit is a competitor in commercial faucets. Competition for the Rexair segment is based primarily on the quality and features of the product and on sales technique and personnel, as well as marketing and distribution approaches. Rexair also experiences competition in recruiting its distributors, and distributors experience competition in recruiting and retaining sales representatives. Rexair’s most significant competitors are the Kirby division of Scott-Fetzer (a subsidiary of Berkshire Hathaway, Inc.) and Electrolux, Inc. (U.S.A.).

Backlog

      Our backlog orders believed to be firm were $64.1 million and $59.5 million as of the end of fiscal 2004 and fiscal 2003, respectively. The backlog orders are all in the Bath Products and Plumbing Products segments. Backlog is comprised of all open customer orders not yet shipped as of a particular date. For numerous reasons, including the timing of shipments, the product mix of, or adjustments to, customer orders and the mix of futures and at-once orders, our backlog as of any date may not be a reliable measure of sales or net income for future periods. We expect all of our backlog orders to be filled within one year.

Export and International Operations

      Certain of our domestic businesses generate revenue from export sales and/or revenue from operations conducted outside the U.S. Export sales amounted to 9%, 8% and 7% of consolidated net sales in fiscal 2004, 2003 and 2002, respectively, principally reflecting sales by Rexair to foreign distributors of RAINBOW®

products in numerous countries. Revenue from international operations amounted to 28%, 26% and 25% of consolidated net sales in fiscal 2004, 2003 and 2002, respectively. Identifiable assets of international operations represented approximately 22%, 20% and 16% of total identifiable assets (excluding assets held for sale) at the end of fiscal years 2004, 2003 and 2002, respectively. These revenues and identifiable assets arise principally from international operations within our Bath Products segment.

      Our export sales and international manufacturing and sourcing are subject to certain risks including currency fluctuation, transportation delays, political and economic instability, restrictions on the transfer of funds, the imposition of duties, tariffs and import and export controls and changes in governmental policies. We have numerous sourcing relationships with companies in Asia.

Employee Relations

      We employed approximately 5,929 persons at October 2, 2004, of whom approximately 1,622 were salaried employees. Unions represented approximately 17% of our employees. We currently have collective bargaining agreements with five union locals in North America, including one covering employees at our Tupelo plant, which is scheduled to close by June 2005. None of the collective bargaining contracts covering other North American locations are due to expire during fiscal 2005. We also have agreements covering employees at facilities in Brazil, Italy, Malta and the U.K. The agreements in Brazil and the U.K. are annual agreements. They cover approximately 127 and 48 employees, respectively. The agreement in Brazil expired October 31, 2004 and will be redefined during the negotiations with the Union which commenced in November 2004. The agreement in Italy, covering approximately 280 employees (65 of whom are members of a union), was renegotiated in May 2003. The first part of the contract, relating to norms and regulations, is valid until December 2006, and the second part of the contract, relating to compensation, is valid until December 2004. The agreement in Malta covers approximately 139 employees and expires in December 2004. We have not experienced any significant work stoppages in the last seven years with our ongoing businesses. We believe that our relations with our employees and unions are satisfactory.

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

      As of October 2, 2004, we had accrued approximately $4.2 million ($0.4 million accrued as current liabilities and $3.8 million as non-current liabilities), including $0.8 million for discontinued operations, for environmental liabilities. These amounts have not been discounted. We accrue an amount for each case when the likelihood of an unfavorable outcome is probable and the amount of loss associated with such unfavorable outcome is reasonably estimable. We believe that the range of liability for these matters could reach $16.7 million if it included cases where the likelihood of an unfavorable outcome is only reasonably possible. We cannot predict whether future developments in laws and regulations concerning environmental protection or unanticipated enforcement actions will require material capital expenditures or otherwise affect our financial condition, results of operations or cash flows in a materially adverse manner, or whether our businesses will be successful in meeting future demands of regulatory agencies in a manner which will not have a material adverse effect on our financial condition, results of operations or cash flows.

Corporate Governance

      In accordance with the corporate governance rules of the New York Stock Exchange, we have adopted Corporate Governance Guidelines relating to certain key areas such as director qualifications and responsibilities, responsibilities of key board committees and director compensation. We have also adopted a Code of Business Conduct and Ethics for directors, officers and employees. Our Corporate Governance Guidelines, our Code of Business Conduct and Ethics and the charters of our Audit Committee, Compensation Committee and Nominating & Corporate Governance Committee are published on our website. We will disclose any amendments to our Code of Business Conduct and Ethics or waivers of any provision thereof on our website within four business days following the date of the amendment or waiver, and that information will remain available for at least a twelve-month period. We will provide any shareholder with printed versions of any of the foregoing guidelines, code or committee charters upon request.

Executive Officers

      Set forth below are the names, positions and ages, as of October 2, 2004, of our executive officers:

Name	Age	Position

David H. Clarke	63	Chairman of the Board and Chief Executive Officer
Donald C. Devine	45	President and Chief Operating Officer
Steven C. Barre	45	Senior Vice President, General Counsel and Secretary
Jeffrey B. Park	52	Senior Vice President, Chief Financial Officer and Treasurer
Diana E. Burton	59	Vice President — Investor Relations
Francisco V. Puñal	46	Vice President and Corporate Controller
Robert G. Hennemuth	49	Vice President — Human Resources

      David H. Clarke has served as our Chairman and Chief Executive Officer since our spin-off from Hanson in 1995. Mr. Clarke was Vice Chairman of Hanson from 1993 until the spin-off, Deputy Chairman and Chief Executive Officer of Hanson Industries from 1992 until the spin-off and a director of Hanson from 1989 until May 1996. Mr. Clarke is a director of Fiduciary Trust International, a company engaged in investment management and administration of assets for individuals, which is a subsidiary of Franklin Templeton Investments. Mr. Clarke is also a director of DOBI Medical International, Inc., which is developing an optical imaging system for cancer diagnosis, and United Pacific Industries Limited, which manufactures electronics and battery products in China.

      Donald C. Devine was named a director of our company in May 2004. Mr. Devine has served as our President and Chief Operating Officer since April 2003. Mr. Devine previously served in the capacity of

President and Chief Executive Officer of our subsidiary, Jacuzzi Inc. from June 2002 to April 2003. He was President and Chief Executive Officer of Kimble Glass Inc., the U.S. subsidiary of Germany’s Gerresheimer Group, from 1998 to 2001. Prior to his tenure at Kimble Glass, Mr. Devine was a senior executive at Ivex Packaging Corporation, Gaylord Container Corporation, the James River Corporation and Packaging Corporation of America.

      Steven C. Barre has served as our Senior Vice President, General Counsel and Secretary since September 2001. From April 2000 to September 2001, Mr. Barre served as our Vice President, General Counsel and Secretary. Prior to that date, Mr. Barre served as our Associate General Counsel beginning with our spin-off from Hanson in 1995.

      Jeffrey B. Park has served as our Senior Vice President and Chief Financial Officer since April 2003 and Treasurer since February 2004. Mr. Park had served as Vice President and Chief Financial Officer of Jacuzzi, Inc., one of our wholly-owned subsidiaries, from August 2002 to April 2003. Prior to that, Mr. Park served as Vice President, Finance from April 2000 to August 2002 and Vice President, Corporate Controller from November 1986 to April 2000 of Gaylord Container Corporation.

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

RISK FACTORS

      The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the following risks actually occur, our business, operating results, cash flows and financial condition could be materially adversely affected.

Risks Related to Our Indebtedness

      Refer to Liquidity and Capital Resources in Item 7 of this Annual Report on Form 10-K for more information and definitions related to our indebtedness.

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

Our debt instruments contain covenants which will limit our ability to operate our business.

      Our financing arrangements, including our bank facilities and the indenture governing the senior notes, contain various provisions that limit management’s discretion by restricting our ability to, among other things:

•	incur additional debt or enter into sale-and-lease-back transactions;

•	pay dividends or distributions on our capital stock or repurchase our capital stock;

•	issue preferred stock of subsidiaries;

•	make certain investments;

•	create liens to secure debt;

•	enter into transactions with affiliates;

•	merge or consolidate with another company; and

•	transfer and sell assets.

      In addition, our bank facilities require that we meet specified financial ratios and tests. These restrictions could limit our ability to plan for or react to market conditions or meet extraordinary capital needs or could otherwise restrict corporate activities.

      Upon our failure to comply with any of the covenants in our financing arrangements, the lenders under those agreements might be able (even without declaring a default) to cause us to use all of our available cash and free cash flow to service their indebtedness or otherwise prevent us from making payments of principal or interest on the senior notes. In addition, if following a default any of our lenders declares an event of default or accelerates our indebtedness, other creditors with cross default provisions in their debt instruments may be able to declare a default and accelerate their indebtedness. If any of our indebtedness is accelerated, we may not have sufficient funds available to make the required payments under our indebtedness.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

      Our ability to make payments on and to refinance our indebtedness, including the senior notes, and to fund operations will depend on our ability to generate cash in the future. Our ability to generate cash is subject to general economic, financial, competitive, business and other factors that are beyond our control.

      Our historical financial results have been, and we anticipate that our future financial results will be, subject to fluctuations. We cannot assure you that our business will generate sufficient cash flows from operations, that currently anticipated cost savings and operating improvements will be realized on schedule or that future borrowings will be available to us under our credit facilities or otherwise in amounts sufficient to enable us to pay our indebtedness, including the senior notes, or to fund our other liquidity needs. If we are unable to meet our debt obligations or fund our other liquidity needs, we may need to restructure or refinance all or a portion of our indebtedness, on or before maturity. We cannot assure you that we will be able to restructure or refinance any of our indebtedness on satisfactory terms, if at all, which could cause us to default on our obligations and impair our liquidity. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more restrictive covenants, which could further restrict our business operations.

Risks Related to Our Business

The seasonality of our sales and economic events may adversely affect our financial results and our ability to service our debt.

      Our businesses experience seasonal business swings. We experience downturns in the autumn and winter months of the northern hemisphere, which encompasses the vast majority of our markets. This seasonality requires us to manage our cash flows over the course of the year. If our sales were to fall substantially below what we would normally expect during certain periods, our annual financial results would be adversely impacted and our ability to service our debt may also be adversely affected.

Weather could adversely affect the demand for our products and decrease our net sales.

      Demand for our products is primarily driven by new home starts, remodeling and construction activity. Weather is an important variable affecting our financial performance as it significantly impacts construction activity. Spring and summer months in the U.S. and Europe represent the main construction season for new housing starts and remodeling, as well as increased construction in the commercial and institutional markets. However, adverse weather conditions, such as prolonged periods of cold or rain, blizzards, hurricanes and other severe weather patterns, could delay or halt construction and remodeling activity. For example, an unusually severe winter can lead to reduced construction activity and magnify the seasonal decline in our net sales and earnings during the winter months. In addition, a prolonged winter season can delay construction and remodeling plans and hamper the seasonal increase in our net sales and earnings during the spring months.

Demand for building and home improvement products may depend on availability of financing.

      Many customers who purchase building and home improvement products and our other products depend on financing either by independent consumer finance companies or, to a lesser extent, by independent distributors in order to make purchases. Fluctuations in the prevailing interest rates could affect the availability and cost of financing to our customers. The lack of availability of consumer credit could lead to a reduction in demand for our products and have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

      We have significant operations outside the U.S. We currently have operations in Europe, Asia, Canada and South America, with approximately 22% of our assets (excluding assets held for sale) located outside the U.S. as of the end of fiscal 2004. Further, certain of our businesses obtain raw materials and finished goods from foreign suppliers. Accordingly, our business is subject to the political, economic and other risks that are inherent in operating in numerous countries. These risks include:

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

      Zurn Industries, Inc. (“Zurn”) operates as one of our wholly-owned subsidiaries. Zurn, along with many other unrelated companies, is a co-defendant in numerous asbestos related lawsuits pending in the U.S. Plaintiffs’ claims primarily allege personal injuries allegedly caused by exposure to asbestos used primarily in industrial boilers formerly manufactured by a segment of Zurn that has been accounted for as a discontinued operation. Zurn did not manufacture asbestos or asbestos components. Instead, Zurn purchased it from suppliers.

      Federal legislation has been proposed that would remove asbestos claims from the current tort system and place them in a trust fund system. This trust would be funded by the insurers and defendant companies. There can be no assurance as to when or if this or any other legislation will be passed and become law or what, if any, the financial impact it could have on Zurn.

      Since Zurn received its first asbestos claim in the 1980s, Zurn has paid or dismissed or agreed to settle or dismiss approximately 100,600 asbestos claims including dismissals or agreements to dismiss of approximately 10,600 of such claims through the end of fiscal 2004 compared to 84,000 and 6,400 claims, respectively, through the end of fiscal 2003.

      Zurn engaged an independent economic consulting firm to assist in the estimation of Zurn’s potential asbestos liability. At October 2, 2004, that firm estimated that Zurn’s potential liability for asbestos claims pending against it and for claims estimated to be filed through 2014 is approximately $171 million, of which Zurn expects to pay approximately $127.6 million through 2014 on such claims with the balance of the estimated liability being paid in subsequent years. This asbestos liability estimate was based on the current and anticipated number of future asbestos claims, the timing and amounts of asbestos payments, the status of ongoing litigation and the potential impact of defense strategies and settlement initiatives. However, there are inherent uncertainties involved in estimating the number of future asbestos claims, future settlement costs, and the effectiveness of Zurn’s defense strategies and settlement initiatives. In addition, Zurn’s current estimate could be adversely affected due to changes in law and other factors beyond its control. Further, while Zurn’s current asbestos liability is based on an estimate of claims through 2014, such liability may continue beyond 2014, and such liability could be substantial.

      Zurn estimates that its available insurance to cover its potential asbestos liability as of October 2, 2004 is approximately $302.1 million. Zurn believes, based on its experience in defending and dismissing such claims and the coverage available, that it has sufficient insurance to cover the pending and reasonably estimable future claims. This conclusion was reached after considering Zurn’s experience in asbestos litigation, the insurance payments made to date by Zurn’s insurance carriers, existing insurance policies, the industry ratings of the insurers and the advice of insurance coverage counsel with respect to applicable insurance coverage law relating to the terms and conditions of those policies. As of October 2, 2004, Zurn recorded a receivable from its insurance carriers of $171 million, which corresponds to the amount of Zurn’s potential asbestos liability that is covered by available insurance and is probable of recovery.

      However, there is no assurance that this amount of insurance will ultimately be available or that Zurn’s asbestos liabilities will not ultimately exceed the amount of coverage. Factors that could cause a decrease in the amount of available coverage include changes in law governing the policies, potential disputes with the carriers on the scope of coverage, and insolvencies of one or more of Zurn’s carriers.

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

      We are investigating and remediating contamination at a number of present and former operating sites and we have been named as a potentially responsible party at a number of Superfund sites pursuant to CERCLA, RCRA or comparable state statutes. Our actual costs to clean up these sites may exceed our current estimates due to factors beyond our control, such as the discovery of presently unknown environmental conditions, changes in environmental laws and regulations and the insolvency of other responsible parties at the sites at which we are involved.

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

      As of October 2, 2004, approximately 17% of our employees in the U.S. and abroad were represented by labor unions. While we believe our relations with our employees are satisfactory, a lengthy work stoppage at any of our facilities could have a material adverse effect on us. The collective bargaining agreements with five local unions in North America (covering 751 employees) are due for renegotiation in fiscal 2006 and 2010. Four foreign agreements will expire through the end of calendar year 2005. Two agreements expire in December 2004 (covering approximately 204 employees), one agreement expires in May 2005 (covering approximately 48 employees) and another agreement will expire in October 2005 (covering approximately 127 employees). Negotiations for the extension of these agreements may result in modifications to the terms of these agreements, and these modifications could cause us to incur increased costs relating to our labor force.

Item 2.	Properties

      We lease approximately 13,783 square feet of office space for our headquarters in West Palm Beach, Florida. The principal properties of each of our operating companies as of October 2, 2004, and the location, primary use, approximate square footage and ownership status, are set forth below:

		Approximate
Location	Use	Square Footage	Owned/Leased

Bath Products:
Europe/ Asia
Valvasone, Italy	Manufacturing/ Warehouse	251,472	Owned
Newcastle, England	Manufacturing	99,429	Owned
Bradford, England	Manufacturing/ Office Warehouse	528,256	Owned
Birdstal, England	Manufacturing/ Showroom	136,375	Owned
Hilton, England	Warehouse	125,000	Leased
Paris, France	Warehouse	79,653	Leased
Cedex, France	Manufacturing	10,764	Owned
Marsa, Malta	Manufacturing	57,834	Leased
South America
San Paulo, Brazil	Manufacturing/ Office	760,009	Owned
Santiago, Chile	Manufacturing/ Office/ Showroom	52,480	Owned
United States
Chino, California	Spa Manufacturing/ Warehouse	440,000	Leased
Chino, California	Whirlpool Bath Manufacturing/ Warehouse	306,700	Leased
Carrollton, Texas	Manufacturing/ Warehousing/ Testing	11,440	Leased
Walnut Creek, California	Office	15,842	Leased
Plant City, Florida	Office	1,000	Leased
Valdosta, Georgia	Manufacturing/ Office	363,876	Leased
Statesville, Georgia	Warehouse	12,000	Leased
Tupelo, Mississippi	Manufacturing	439,000	Leased
Salem, Ohio	Warehouse	479,644	Owned
Ford City, Pennsylvania	Manufacturing/ Warehouse	732,246	Owned
Kittanning, Pennsylvania	Warehouse	28,825	Leased
Schenley, Pennsylvania	Warehouse/ Distribution	155,742	Owned
Addison, Texas	Office	110,649	Leased
Plumbing Products:
Canada
Mississauga, Ontario	Manufacturing/ Warehouse	27,878	Leased
United States
Gardena, California	Office/ Warehouse/ Distribution	73,987	Owned
Paso Robles, California	Manufacturing/ Office	158,000	Owned
Norcross, Georgia	Warehouse/ Office	57,600	Leased
Elkhart, Indiana	Manufacturing/ Distribution	110,000	Owned
Hayward, California	Warehouse/ Office	23,640	Leased
Sacramento, California	Warehouse	8,100	Leased
Falconer, New York	Manufacturing/ Warehouse/ Distribution	150,000	Leased

		Approximate
Location	Use	Square Footage	Owned/Leased

Sanford, North Carolina	Assembly/ Office	78,000	Owned
Northwood, Ohio	Warehouse	17,920	Leased
Ben Salem, Pennsylvania	Warehouse/ Office	40,000	Leased
Erie, Pennsylvania	Manufacturing/ Office/Distribution	310,562	Leased
Commerce, Texas	Manufacturing/ Distribution	175,000	Owned
Dallas, Texas	Warehouse/ Office	33,000	Leased
Rexair:
Troy, Michigan	Office	22,696	Leased
Cadillac, Michigan	Manufacturing	370,000	Owned

      In addition, we lease sales office space in Idaho Falls, Idaho; Addison, Illinois; Singapore; Nice, France; Lohne, Germany; Rome, Italy; Barcelona, Spain; Kuala Lumpur, Malaysia; Taipei, R.O.C.; Dubai, UAE and Bensheim, Germany. We also own several properties being held for sale in: Plant City, Florida; Waynesboro, Georgia; Thomasville, North Carolina; Milford, Virginia; and Itu, Brazil.

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

      Litigation resulting from a dispute with the former owners of the Sundance Spas business has resulted in a judgment of approximately $5.1 million in our favor. The gain of $3.9 million resulting from the judgment is not included in the results of our operations in fiscal 2004 as it is still subject to appeal.

      In June 1998, we merged with Zurn, which now operates as one of our wholly-owned subsidiaries. At the time of our acquisition, Zurn had itself owned various subsidiaries. Zurn, along with many other unrelated companies, is a co-defendant in numerous asbestos related lawsuits pending in the U.S. Plaintiffs’ claims primarily allege personal injuries allegedly caused by exposure to asbestos used primarily in industrial boilers formerly manufactured by a segment of Zurn that has been accounted for as a discontinued operation. Zurn did not manufacture asbestos or asbestos components. Instead, Zurn purchased it from suppliers.

      Federal legislation has been proposed that would remove asbestos claims from the current tort system and place them in a trust fund system. This trust would be funded by the insurers and defendant companies. There can be no assurance as to when or if this or any other legislation will be passed and become law or what, if any, the financial impact it could have on Zurn.

      New claims filed against Zurn in fiscal 2004 were lower year-over-year. During fiscal 2004, approximately 25,000 new asbestos claims were filed against Zurn versus 32,400 in fiscal 2003. As of October 2, 2004, the number of asbestos claims pending against Zurn was approximately 75,500 compared to 59,000 as of September 27, 2003. The increase in pending claims is a result of new claims exceeding the number of claims newly resolved during the period. The claims are handled pursuant to a defense strategy funded by Zurn’s insurers. The pending claims against Zurn as of October 2, 2004 were included in approximately 5,872 lawsuits, in which Zurn and an average of 85 other companies are named as defendants, and which cumulatively allege damages of approximately $10.3 billion against all defendants. Defense costs currently do not erode the coverage amounts in the insurance policies, although a few policies that will be accessed in the future may count defense costs toward aggregate limits.

      During fiscal 2004 and as of the end of such period, approximately 26,000 claims were paid and/or pending payment and approximately 4,900 claims were dismissed and/or pending dismissal. During fiscal 2003 and as of the end of such period, approximately 45,000 claims were paid and/or pending payment and approximately 3,000 claims were dismissed and/or pending dismissal. Since Zurn received its first asbestos claim in the 1980s, Zurn has paid or dismissed or agreed to settle or dismiss approximately 100,600 asbestos claims including dismissals or agreements to dismiss of approximately 10,600 of such claims through the end of fiscal 2004 compared to 84,000 and 6,400 claims, respectively, through the end of fiscal 2003.

      Zurn engaged an independent economic consulting firm with substantial experience in asbestos liability valuations to assist in the estimation of Zurn’s potential asbestos liability. At October 2, 2004, that firm estimated that Zurn’s potential liability for asbestos claims pending against it and for claims estimated to be filed through 2014 is approximately $171 million. That firm estimated Zurn will pay approximately $127.6 million through 2014 on such claims, with the balance of the estimated liability being paid in subsequent years. As discussed below in more detail, Zurn expects all such payments to be paid by its carriers. The estimated liability of $171 million is comprised of approximately (i) $12 million in claims that had been settled but unpaid as of the end of fiscal 2004; (ii) $26 million in proposed settlements of certain pending and future claims; and (iii) $133 million for other pending and future claims. At September 27, 2003, it was estimated that Zurn’s potential liability for asbestos claims pending against it and for claims estimated to be filed through 2013 was approximately $160 million.

      These asbestos liability estimates were based on the current and anticipated number of future asbestos claims, the timing and amounts of asbestos payments, the status of ongoing litigation and the potential impact of defense strategies and settlement initiatives. However, there are inherent uncertainties involved in estimating the number of future asbestos claims, future settlement costs, and the effectiveness of Zurn’s defense strategies and settlement initiatives. In addition, Zurn’s current estimate could be adversely affected due to changes in law and other factors beyond its control. As a result, Zurn’s actual liability could exceed Zurn’s estimate described herein.

      Zurn’s current estimate of its asbestos liability of $171 million for claims filed through 2014 assumes that (i) its continuous vigorous defense strategy will remain effective; (ii) new asbestos claims filed annually against it will decline modestly through 2014; (iii) the values by disease will remain consistent with past experience; and (iv) its insurers will continue to pay defense costs without eroding the coverage amounts of its insurance policies. While Zurn believes there is evidence, in recent claims settlements, for such an impact of a successful defense strategy, if the defense strategy ultimately is not successful to the extent assumed by Zurn, the severity and frequency of asbestos claims could increase substantially above Zurn’s estimates. Further, while Zurn’s current asbestos liability is based on an estimate of claims through 2014, such liability may continue beyond 2014, and such liability could be substantial.

      Zurn estimates that its available insurance to cover its potential asbestos liability as of October 2, 2004 is approximately $302.1 million. Zurn estimated that its available insurance to cover its potential asbestos liability as of September 27, 2003 was approximately $314.0 million. The decrease in the amount of available insurance reflects the payments made during fiscal 2004 offset by a credit in the third quarter of fiscal 2004 of approximately $1.5 million from the carriers relating to claims processed in prior periods. Zurn believes, based on its experience in defending and dismissing such claims and the coverage available, that it has sufficient insurance to cover the pending and reasonably estimable future claims. This conclusion was reached after considering Zurn’s experience in asbestos litigation, the insurance payments made to date by Zurn’s insurance carriers, existing insurance policies, the industry ratings of the insurers and the advice of insurance coverage counsel with respect to applicable insurance coverage law relating to the terms and conditions of those policies. As of October 2, 2004 and September 27, 2003, Zurn recorded a receivable from its insurance carriers of $171 million and $160 million, respectively, which corresponds to the amount of Zurn’s potential asbestos liability that is covered by available insurance and is probable of recovery.

      However, there is no assurance that $302.1 million of insurance coverage will ultimately be available or that Zurn’s asbestos liabilities will not ultimately exceed this amount. Factors that could cause a decrease in the amount of available coverage include changes in law governing the policies, potential disputes with the carriers on the scope of coverage, and insolvencies of one or more of Zurn’s carriers.

      Principally as a result of the past insolvency of certain of Zurn’s insurance carriers, coverage analysis reveals that certain gaps exist in Zurn’s insurance coverage, but only if and after Zurn uses approximately $230.1 million of its remaining approximate $302.1 million of insurance coverage. As noted above, the estimate of Zurn’s potential liability for asbestos claims pending against it and for claims estimated to be filed through 2014 is $171 million with the expected amount to be paid through 2014 being $127.6 million. In order to use approximately $277.1 million of the $302.1 million of its insurance coverage from solvent carriers, Zurn estimates that it would need to satisfy approximately $14 million of asbestos claims, with additional gaps of $80 million layered within the final $25 million of the $302.1 million of coverage. We will pursue, if necessary, any available recoveries on our approximately $148 million of coverage with insolvent carriers, which includes approximately $83 million of coverage attributable to the gaps discussed above. These estimates are subject to the factors noted above.

      After review of the foregoing with Zurn and its consultants, we believe that the resolution of Zurn’s pending and reasonably estimable asbestos claims will not have a material adverse effect on Zurn’s financial condition, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

      We did not submit any matter to a vote of security holders during the last quarter of fiscal 2004.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      (a) Market Information.

      Our common stock is traded on the NYSE under the symbol JJZ. The following table sets forth, for the fiscal periods indicated, the high and low closing sales price per share of common stock as reported by the NYSE.

	Fiscal 2004		Fiscal 2003

	High	Low	High	Low

First Quarter	$7.50	$6.00	$3.06	$1.50
Second Quarter	$9.51	$7.72	$4.15	$2.52
Third Quarter	$9.93	$7.40	$5.73	$3.82
Fourth Quarter	$9.61	$7.50	$6.50	$4.56

      (b) Holders.

      As of November 30, 2004, there were approximately 18,009 record holders of our common stock.

      (c) Dividends.

      We have not paid cash dividends in the past three fiscal years. Our bank facilities include a restriction on the payment of dividends (See Liquidity and Capital Resources in Item 7 of this Annual Report on Form 10-K).

      (d) Securities authorized for issuance under equity compensation plans.

      The following table sets forth information, as of the end of fiscal year 2004, with respect to our compensation plans under which shares of our common stock is or was authorized for issuance and is outstanding:

	Column (a)	Column (b)	Column (c)

	Number of Securities	Weighted-Average
	to be Issued Upon	Exercise Price of	Number of Securities
	Exercise of	Outstanding	Remaining Available for
	Outstanding	Options,	Future Issuance Under
	Options,	Warrants and	Equity Compensation
Plan Category	Warrants and Rights	Rights	Plans(1)

Equity compensation plans:
Approved by security holders	2,640,559	$6.35	4,264,270
Not approved by security holders	—	—	—

Total	2,640,559	$6.35	4,264,270

(1)	Excluding securities reflected in Column (a).

Item 6.	Selected Financial Data

      Our business has undergone significant changes during the last five years. Accordingly, results from any one period may not be comparable to results from any other year. The following matters affect the comparability of the selected financial data included in the table that follows.

      Operating income in fiscal 2004 includes impairment, restructuring, and other charges of $22.3 million related to plant closure and downsizing initiatives as well as the continued consolidation of administrative functions into our shared services center.

      Net sales in fiscal 2003 include $8.6 million from the sale of a license for certain patented technology. Operating income in fiscal 2003 includes impairment, restructuring and other charges of $19.9 million. Income from continuing operations in fiscal 2003 includes pre-tax charges of $21.5 million associated with the extension and eventual refinancing of our debt in July 2003. Income from continuing operations also includes a tax benefit of $13.6 million recorded as a result of an IRS audit settlement.

      Operating income in fiscal 2002 includes impairment, restructuring and other charges of $7.2 million. Income from continuing operations in fiscal 2002 includes $9.2 million of pre-tax charges related to financing initiatives. Also, we recorded a tax benefit of $29.6 million in fiscal 2002 largely attributable to the utilization of loss carry backs.

      Operating loss in fiscal 2001 includes impairment, restructuring and other charges of $100.2 million. Loss from continuing operations in fiscal 2001 includes pre-tax charges of $45.1 million related to the impairment of note securities, $23.6 million associated with the restructuring of our debt and $8.1 million for professional fees associated with the previously planned spin-off of a group of our businesses.

      Financial data in fiscal 2000 includes Rexair and several other businesses which were sold in March 2000. We repurchased Rexair in August 2001. Operating income in fiscal 2000 includes impairment, restructuring and other charges of $79.6 million. Income from continuing operations in fiscal 2000 includes a pre-tax gain of $39.3 million on the sale of businesses. In addition, fiscal 2000 results include a $20.0 million reversal of tax contingencies related to our spin-off from Hanson.

      Operating (loss) income for fiscal 2001 and 2000 includes goodwill amortization of $9.5 million and $13.0 million, respectively. We stopped amortizing goodwill after adoption of SFAS No. 142, Goodwill and other Intangible Assets, on October 1, 2001.

      In March 2001, the Board of Directors indefinitely suspended the quarterly payment of cash dividends. Furthermore, our bank facilities include a restriction on the payment of dividends (See Liquidity and Capital Resources under Item 7 of this Annual Report on Form 10-K).

      The following table presents summary historical consolidated financial data. The summary consolidated financial data for the fiscal years 2004, 2003 and 2002 has been derived from our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. You should read the following summary consolidated financial data in conjunction with Items 7 and 8 of this Annual Report on Form 10-K.

	For the Fiscal Years Ended

	October 2,	September 27,	September 28,	September 29,	September 30,
	2004	2003	2002	2001	2000

	(in millions, except per share amounts)
Statements of Operations:
Net sales	$1,347.2	$1,192.6	$1,068.3	$1,007.2	$1,619.4
Operating income (loss)	96.5	81.2	94.4	(29.6)	71.7
Income (loss) from continuing operations	29.1	10.1	31.9	(165.7)	32.0
(Loss) income from discontinued operations, net of tax	(0.6)	(41.2)	9.0	(340.8)	3.6
Cumulative effect of accounting change, net of tax	—	—	—	(0.7)	—
Net income (loss)	28.5	(31.1)	40.9	(507.2)	35.6
Basic income (loss) per share:
Income (loss) from continuing operations	0.39	0.14	0.43	(2.24)	0.40
(Loss) income from discontinued operations	(0.01)	(0.56)	0.12	(4.60)	0.04
Cumulative effect of accounting change	—	—	—	(0.01)	—
Net income (loss)	0.38	(0.42)	0.55	(6.85)	0.44
Diluted income (loss) per share:
Income (loss) from continuing operations	0.38	0.14	0.43	(2.24)	0.39
(Loss) Income from discontinued operations	(0.01)	(0.56)	0.12	(4.60)	0.04
Cumulative effect of accounting change	—	—	—	(0.01)	—
Net income (loss)	0.37	(0.42)	0.55	(6.85)	0.43
Cash dividend declared per share	—	—	—	0.05	0.20
Balance Sheet Data (at period end):
Cash and cash equivalents	$39.6	$31.2	$32.1	$65.2	$24.7
Working capital	238.9	189.5	292.0	449.0	541.5
Total assets	1,371.8	1,336.8	1,682.6	2,175.1	2,489.8
Total debt	471.8	500.1	808.1	1,226.8	1,046.2
Stockholders’ equity	289.1	255.7	254.4	217.0	753.7

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      We are a leading global producer of branded bath and plumbing products for the residential, commercial and institutional markets. We currently operate as three business segments, consisting of the Bath Products segment, the Plumbing Products segment and the Rexair segment. Our Bath Products segment manufactures whirlpool baths, spas, showers, sanitary ware, including sinks and toilets, and bathtubs for the construction and remodeling markets. Our Plumbing Products segment manufactures professional grade drainage, water control, commercial brass and PEX piping products for the commercial and institutional construction, renovation and facilities maintenance markets. Our Rexair segment manufactures premium vacuum cleaner systems sold through independent distributors in the direct sales retail channel.

      Demand for our products is primarily driven by new home starts, remodeling and commercial construction activity. Accordingly, many external factors affect our business including weather and the impact of the broader economy on our end markets. Weather is an important variable for us as it significantly impacts construction. Spring and summer months in the U.S. and Europe represent the main construction season for new housing starts and remodeling, as well as increased construction in the commercial and institutional markets. As a result, sales in our Bath Products and Plumbing Products segments increase in our third and fourth fiscal quarters as compared to the first two quarters of our fiscal year. The autumn and winter months generally impede construction and installation activity.

      Housing starts, consumer spending and remodeling expenditures have a major impact on our consumer-focused bath and spa businesses, which are included in our Bath Products segment. Our Plumbing Products business is dependent upon commercial and institutional construction activity and is therefore affected by macroeconomic factors such as the unemployment rate and the availability of financing. Despite the cyclical nature of the U.S. commercial and institutional construction market, which experienced declines in revenue potential of approximately 14% in fiscal 2002, approximately 6% in fiscal 2003 and a slight rebound in fiscal 2004, sales of our commercial and institutional products have continued to grow at a rate that exceeds that of the industry. We have achieved this growth through favorable pricing, product innovation and targeted marketing programs.

      During fiscal 2004, we initiated several plans to improve the operations of our Bath Products segment. These initiatives include the downsizing of our manufacturing plant in Ford City, PA, which is expected to be substantially completed by December 2004, plans to close our manufacturing plant in Tupelo, MS by June 2005, the outsourcing of products through lower cost suppliers, the rationalization of unprofitable product lines, and the further consolidation of selling and administrative functions into our shared services center in Dallas, TX. In the first half of fiscal 2003, we combined six separate operating facilities into one new facility in Chino, CA. Additionally, we adopted a number of efficiency enhancing manufacturing techniques, including lean manufacturing, which have served to enhance our operations. We also closed our manufacturing plants in Plant City, FL and Salem, OH. The Plant City plant, which manufactured spas, was closed in November 2003. The Salem plant, which manufactured cast iron sanitary ware ceased production in May 2004. These restructuring initiatives are discussed in more detail in Note 4 to our Consolidated Financial Statements.

      We continue to evaluate strategies to improve the operating results of our Bath Product segment. The implementation of any additional performance improvement strategies may result in our recording impairment, restructuring and other charges in future periods.

      Our Board of Directors approved a formal disposal plan for the sale of five businesses in December 2001 (the “2001 Disposal Plan”) and a formal disposal plan for the sale of three businesses in February 2003 (the “2003 Disposal Plan”). We have completed the sale of all businesses under both disposal plans.

      Each of these disposal plans qualified for treatment as discontinued operations, and accordingly, are not included in our discussion of Results of Operations of this Annual Report on Form 10-K. Summarized results of the discontinued operations through the dates of sale are as follows:

	For the Fiscal Years Ended

	October 2,	September 27,	September 28,
	2004	2003	2002

	(in millions)
Net sales	$2.1	$66.9	$807.3
Operating (loss) income	(1.1)	(0.7)	34.7

      The decrease in net sales and operating (loss) income from fiscal 2002 to fiscal 2003 is primarily the result of the lost contribution from the businesses sold in accordance with the 2001 Disposal Plan. Prior to their disposal dates, these businesses contributed $714.1 million of net sales and $31.7 million of operating income in fiscal 2002, while only contributing $7.7 million of net sales and an operating loss of $0.4 million in fiscal 2003. Net sales and operating (loss) income in fiscal 2003 also decreased from the prior year, but to a lesser extent, because of the sale of the businesses in the 2003 Disposal Plan. Prior to their disposal dates, these businesses contributed $93.2 million of net sales and $3.0 million of operating income in fiscal 2002, while only contributing $59.2 million of net sales and an operating loss of $0.3 million in fiscal 2003. The only business contributing to fiscal 2004 was the water systems business, which was sold within the first month of the year.

Results of Operations

      The following table presents our results of operations by segment for the periods indicated. Certain amounts reported for the prior periods have been reclassified to conform to the current year’s presentation.

	For the Fiscal Years Ended

	October 2,	September 27,	September 28,
	2004	2003	2002

	(in millions)
Net Sales
Bath Products	$934.4	$813.9	$711.9
Plumbing Products	308.0	276.6	257.8
Rexair	104.8	102.1	98.6

Total Net Sales	$1,347.2	$1,192.6	$1,068.3

Operating Income
Bath Products	$26.5	$7.4	$26.7
Plumbing Products	60.7	62.1	51.3
Rexair	27.3	26.6	27.4

	114.5	96.1	105.4
Corporate Expenses	(18.0)	(14.9)	(11.0)

Total Operating Income	$96.5	$81.2	$94.4

Fiscal 2004 Compared to Fiscal 2003

Overall

      Overall, net sales increased 13.0% to $1.35 billion in fiscal year 2004 as compared to fiscal 2003. The increase reflects strong sales in our Bath Products and Plumbing Products segments. Fiscal 2003 results include $8.6 million in sales recognized upon the granting of a license for certain technology that had been the subject of patent litigation. Operating income increased $15.3 million or 18.8% in fiscal 2004 when compared to fiscal 2003 primarily due to strong operating results in our Bath Products segment. Included in our fiscal 2004 results are $22.3 million of restructuring charges, while fiscal 2003 results included $19.9 million of restructuring charges, of which $0.9 million was included in cost of products sold.

Bath Products

      Net sales in our Bath Products segment increased $120.5 million or 14.8% in fiscal 2004 as compared to fiscal 2003. The increase was the primarily the result of continued growth in the domestic spa and bath businesses, due to an expanded specialty retailer base, as well as growth in the European bath and sink businesses, which was primarily the result of continued higher sales to the home center channel. Fiscal 2004 sales also included a $38.3 million benefit from favorable currency exchange rates mainly due to the firming of the British pound and the euro against the U.S. dollar. Sales growth in fiscal 2004 was partially offset by a decrease in sales at Eljer, as a result of the rationalization of unprofitable product lines.

      Operating income of $26.5 million for fiscal 2004 increased $19.1 million or 258.1% compared to fiscal 2003, due primarily to strong sales and margin growth in the domestic spa and whirlpool bath businesses. Gross margin increased as a percentage of net sales mainly due to increased volume over fixed overhead and improved manufacturing efficiencies. These efficiencies were experienced segment-wide, but especially in the new Chino, CA plant which became operational in fiscal 2003. Strong earnings growth was accomplished despite an increase in restructuring charges from $14.6 million in fiscal 2003 to $22.9 million in fiscal 2004, as discussed more fully in Note 4 to our Consolidated Financial Statements. Fiscal 2004 was also impacted by a $1.0 million write off of accounts receivable associated with the bankruptcy of a domestic distributor, a $4.1 million increase in our bad debt reserves associated with financial difficulties encountered by several Brazilian bath product distributors and $1.0 million in severance related to staffing reductions in Brazil. In fiscal 2003, we also established a $2.5 million bad debt reserve against a receivable from one of the same Brazilian distributors. We have since taken over sales responsibility for the Brazilian home center channel, and expect this action to result in improved sales, margins and customer service for this segment as we are now directly in control of sales into this channel. Operating income in fiscal 2003 was negatively impacted by the aforementioned restructuring charges as well as labor inefficiencies and start up costs related to the move to a new whirlpool bath manufacturing facility in Chino, CA, costs of process improvements to enhance quality and future operating efficiencies at the new Chino, CA plant, costs related to the Lowe’s roll-out, increased marketing expenses and escalating costs associated with our cast iron and sanitary ware businesses. Favorable currency exchange rates improved earnings in fiscal 2004 when compared to fiscal 2003 by $3.9 million.

Plumbing Products

      Net sales in the Plumbing Products segment increased $31.4 million or 11.4% in fiscal 2004 when compared with fiscal 2003. Sales in fiscal 2004 increased as a result of continued market penetration particularly in the PEX and commercial Brass product lines. Sales in these product lines were driven by superior sensor technology and the market’s continued conversion of copper pipe to PEX tubing in plumbing applications. Fiscal 2003 sales included $8.6 million from the sale of a license for technology that had been the subject of patent litigation.

      Operating income decreased $1.4 million or 2.3% in fiscal 2004 as compared to fiscal 2003. Excluding the $8.6 million gain on the sale of the technology license in fiscal 2003, operating income increased in fiscal 2004 as a result of improved sales and favorable pricing, which helped to offset higher scrap iron and steel costs. We implemented initiatives targeting procurement and finished product pricing to offset the increased raw material costs. We began realizing the benefits of these procurement and pricing initiatives in the latter half of fiscal 2004.

Rexair

      Net sales increased $2.7 million or 2.6% in fiscal 2004 as compared with the previous fiscal year. The increase was due to the higher price points of the new e2 RAINBOWTM vacuum cleaner system, which was launched earlier this year. The rollout of the new e2 model was completed during the second quarter of fiscal 2004.

      Operating income in fiscal 2004 increased $0.7 million or 2.6% when compared with fiscal 2003. Fiscal 2004 operating income was negatively impacted by $1.4 million in costs associated with the aforementioned launch of the new e2 model. The year-over-year comparison was also impacted by an inventory reduction program implemented in fiscal 2003 that negatively impacted operating income by approximately $1.0 million that year.

Corporate Expenses

      Corporate expenses increased $3.1 million in fiscal 2004 as compared to last year. The increase was attributable to reductions in pension income due to a lower discount rate, costs associated with Sarbanes-Oxley compliance, an increase in consulting fees and an increase in personnel costs reflecting our new operating company organization. Fiscal 2004 also includes charges and amortization totaling $1.6 million associated with an employee stock option buy back and exchange offer. Corporate expenses in fiscal 2003 include $5.3 million of restructuring charges associated with the consolidation of our corporate offices, net of a favorable adjustment reversing previously established reserves for vacant leased space now occupied by the shared services center in Dallas, TX. Fiscal 2004 also includes a reversal of the restructuring reserve for unused leased space of $0.6 million associated with space that will be used by the customer service function that was relocated to the shared services operations center.

Interest Income and Expense

      The decrease in interest expense of $10.1 million from fiscal 2003 to fiscal 2004 was due to lower debt balances and lower interest rates realized as a result of the July 2003 refinancing and the June 2004 bank amendment. The increase in interest income in fiscal 2004 was due to $2.5 million of interest received from the IRS related to a prior year audit settlement.

Other Expense, Net

      Other expense, net was $2.9 million in fiscal 2004 compared to $26.5 million in fiscal 2003. Included in other expense, net for both years are expenses associated with retained liabilities of our ladder operations, which was sold in October 1999. Fiscal 2004 also includes foreign currency transaction losses and a loss for the decrease in the value of the Polyaire call option (see Note 3 of our Consolidated Financial Statements) offset by a gain of $3.2 million resulting from the resolution of litigation that was under appeal for several years. Fiscal 2003 includes $19.2 million of charges associated with the refinancing of our debt facilities in July 2003, a gain on the sale of real estate of $3.4 million and $2.3 million of other financing charges related to our debt facilities.

Taxes

      During the first quarter of fiscal 2004, we had an initial meeting with the Internal Revenue Service (“IRS”) to begin their audit for the fiscal years 1998 through 2002. The IRS is currently at the information gathering stage of the audit process and has not communicated any areas of concern or proposed adjustments. The IRS anticipates completing their audit in June 2005. In addition, several states and various other countries have examinations either in the planning stages or currently underway and one of our subsidiaries is also under audit by the IRS for 1997 and 1998, a period prior to our acquisition of that subsidiary.

      During fiscal 2003, the IRS completed its examination of the federal income tax returns for fiscal 1995 through 1997. As a result of the audit settlement, a tax benefit of $13.6 million was recorded in fiscal 2003.

Fiscal 2003 Compared to Fiscal 2002

Overall

      Overall, net sales increased $124.3 million or 11.6% in fiscal year 2003 when compared to fiscal 2002. The results reflect sales increases in each of our operating segments, with the most significant increases achieved in our Bath Products segment. Fiscal 2003 results include $8.6 million in sales recognized upon the granting of a license for certain technology that had been the subject of patent litigation. Operating income decreased $13.2 million or 14.0% in fiscal 2003 as compared to fiscal 2002. Included in our fiscal 2003 results are $19.9 million of impairment, restructuring and other charges, of which $0.9 million is included in cost of products sold, while our fiscal 2002 results include restructuring and other charges of $7.2 million. For detailed information on these charges see our discussion in Note 4 to our Consolidated Financial Statements. The decrease in operating income, beyond the net impact of the impairment, restructuring and other charges, is primarily due to a decrease in operating results in our Bath Products segment as more fully described below.

Bath Products

      Net sales in our Bath Products segment increased by $102.0 million or 14.3% in fiscal 2003 as compared with fiscal 2002. Approximately $28.2 million of the increase or 27.6% was due to the firming of the British pound and the euro against the U.S. dollar. The remaining increase was primarily the result of increased sales of our bath products in the U.K. and our spas in the U.S. in addition to the introduction of our JACUZZI® whirlpool bath product lines into the nearly 900 Lowe’s home centers in the U.S. The increase in the sales for U.K. bath products was primarily attributable to additional sales to Focus and Homebase, two leading U.K. homecenter retailers. The increase in sales of our domestic spas was the result of strong sales and marketing efforts and an expanded specialty retail dealer base.

      Operating income of $7.4 million for fiscal 2003 includes $14.6 million of restructuring and other charges primarily related to the closure of two plants, while operating income of $26.7 million for fiscal 2002 includes $2.5 million of restructuring and other charges related to the elimination of an executive layer of management. A separate discussion of these charges can be found in Note 4 to our Consolidated Financial Statements. Excluding these charges, operating income decreased as favorable sales volume was offset by labor inefficiencies and start up costs related to the move to a new whirlpool bath manufacturing facility in Chino, CA, costs of process improvements to enhance quality and future operating efficiencies at the new Chino, CA plant, costs related to the Lowe’s roll-out, higher insurance costs, increased marketing expenses and escalating costs associated with our cast iron and sanitary ware businesses. In addition, we established a $2.5 million reserve against a receivable from a Brazilian distributor in fiscal 2003 in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan — an Amendment of FASB Statements No. 5 and 15, as amended. Favorable currency exchange rates improved earnings by $5.0 million for fiscal 2003.

Plumbing Products

      Net sales in the Plumbing Products segment increased by $18.8 million or 7.3% for fiscal 2003 when compared with fiscal 2002. Fiscal 2003 includes $8.6 million from the sale of a license for technology that had been the subject of patent litigation. Without these revenues, sales still remained ahead of 2002 despite continued softness in the U.S. commercial and institutional construction markets, which declined by approximately 6% in fiscal 2003. This was accomplished by enhancing product offerings and implementing programs to increase market share.

      Operating income increased from $51.3 million in fiscal 2002 to $62.1 million in fiscal 2003. Fiscal 2002 results include restructuring and other charges of $1.3 million related to a management restructuring and discontinued product lines (see Note 4 to our Consolidated Financial Statements). The increase in operating income, after giving effect for the restructuring and other charges in fiscal 2002, is the result of higher sales and the $8.6 million sale of the technology license. Without the sale of the license, margins as a percentage of sales would have decreased slightly primarily as a result of changes in the product mix sold.

Rexair

      Net sales increased by $3.5 million or 3.5% in fiscal 2003 as compared to fiscal 2002. The increase was the result of higher volume and a price increase implemented at the beginning of fiscal 2003.

      Operating income decreased from $27.4 million in fiscal 2002 to $26.6 million in fiscal 2003. Increased margins from the increase in sales were offset by decreased overhead absorption of approximately $1.0 million related to an inventory reduction program and increased compensation costs in fiscal 2003 and a decrease in estimated warranty reserves during 2002 that increased operating income that year.

Corporate Expenses

      Corporate expenses increased by $3.9 million in fiscal 2003 as compared with fiscal 2002. The increase is primarily attributable to net restructuring charges in fiscal 2003 of $5.3 million related to the consolidation of corporate offices and a favorable adjustment to prior year reserves related to a corporate lease obligation. Fiscal 2002 includes restructuring charges of $3.4 million related to the same corporate lease obligation (see Note 4 to our Consolidated Financial Statements). We increased the reserve in fiscal 2002 when it became apparent that we could not sub-lease the empty space. A portion of the reserve was reversed when we decided to utilize the space for the shared services operations center. The remaining increase, after giving effect to the net restructuring charges, is primarily due to a decrease in pension income, reflecting a reduction in the discount rate used in valuing the plans. Partially offsetting these increased costs are decreases in compensation and other personnel related expenses due to staffing reductions as well as decreases in professional fees.

Interest Income and Expense

      The decrease in interest expense of $14.0 million from fiscal 2003 to fiscal 2002 was largely due to lower debt balances resulting from asset disposals, the proceeds of which were used for the repayment of debt.

      The decrease in interest income in fiscal 2003 was primarily due to the January 2002 sale of $156.9 million in aggregate principal amount of 12.5% Strategic Notes.

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

      We are able to carry back net operating losses in fiscal 2002 for which we had previously established a valuation allowance in fiscal 2001 as a result of a change in tax law under the Job Creation and Worker’s Assistance Act of 2002. In accordance with FASB Statement No. 109, Accounting for Income Taxes, the release of a valuation allowance due to a change in tax law is reflected through continuing operations. We had established the valuation allowance in fiscal 2001 to reflect the uncertainty of the future realization of losses recognized in connection with the 2001 Disposal Plan (see Note 3 to our Consolidated Financial Statements).

Liquidity and Capital Resources

      Our primary sources of liquidity and capital resources are cash and cash equivalents, cash provided from operations and available borrowings. We expect to satisfy operating needs including the cash requirements related to our capital expenditures and restructuring programs through operating cash flows and borrowings under our existing bank facilities.

      Net cash provided by operating activities of continuing operations was $46.4 million for fiscal 2004, compared to $79.9 million for fiscal 2003. The difference between 2004 and 2003 was primarily because fiscal 2003 activity included a $46.7 million receipt of income tax refunds, net of tax payments, and $8.6 million resulting from a technology sale, offset by payments of liabilities we had previously accrued related to retained liabilities for operations we had sold during that year. We typically use cash in the first half of the fiscal year due to the seasonality of most of our businesses. Weather can significantly impact construction and installation, which ultimately impacts sales in our Bath Products and Plumbing Products segments. Sales of outdoor jetted spas and other products are also sensitive to weather conditions and tend to decrease during the fall and winter months (predominantly the first and second fiscal quarters).

      Inventories at fiscal year end 2004 increased by $27.5 million, or 16.7%, over fiscal 2003. Inventory levels have increased in all three of our business segments. The increase in our Bath Products segment was due to sales growth in fiscal 2004 and the transition to sourced inventory products as a result of closing the Salem, OH plant and downsizing the Ford City, PA facility. Inventory levels increased year-over-year in our Plumbing Products segment primarily as a result of business growth and an increase in materials cost. Inventory levels were up in our Rexair segment as compared to fiscal 2003 due to the higher costs of parts for the new e2 RAINBOWTM vacuum cleaner system. In addition, Rexair inventory levels were lower at the end of fiscal 2003 in anticipation of the launch of the new e2 model.

      Trade accounts receivable, net increased $18.1 million in fiscal 2004 compared to the prior year. The increase was mainly due to sales growth, as days of sales outstanding remained relatively flat year-over-year.

      During fiscal 2004, we paid approximately $13.4 million related to our restructuring plans, and expect to pay approximately $16.3 million in the next 12 months (see Note 4 to our Consolidated Financial Statements) including $6.6 million of charges to be incurred during fiscal 2005. During fiscal 2003, we paid approximately $5.3 million related to our restructuring plans.

      Net cash used by discontinued operations in fiscal 2004 was $1.8 million as compared to net cash used of $5.0 million in fiscal 2003. The net cash used in fiscal 2004 pertained to the operations of our water systems business, which was sold in October 2003. In addition, the swimming pool and equipment business was sold in May 2003, before its cash-generating season.

      Net cash used by investing activities of $12.5 million in fiscal 2004 included $4.5 million received from sold businesses of which approximately $2.4 million related to the sale of our water systems business in October 2003, and $2.1 million related to payments received in connection with the sale of our swimming pool and equipment business in May 2003. We also received $2.4 million from collection of a portion of a note we held from the owners of a power plant constructed by one of our former subsidiaries, as well as $3.9 million from the sale of excess real estate and fixed assets. These receipts were offset by $23.3 million paid for capital expenditures. Net cash provided by investing activities of $112.6 million for fiscal 2003 consisted of net proceeds of $120.5 million from the sale of SiTeco and our swimming pool and equipment business and $11.1 million from the sale of excess real estate, partially offset by $19.2 million of capital expenditures.

      We expect total capital expenditures for fiscal 2005 to be approximately $28.0 million for new business requirements, system upgrades and implementations, initiatives involving the consolidation of workflows and improvement of manufacturing efficiencies and other capital requirements in the ordinary course of business.

      Net cash used in financing activities was $30.9 million during fiscal 2004. We repaid $30.3 million of our debt, including a $3.2 million permanent reduction of our term loan. We also paid $1.5 million of financing fees related to our bank facilities and senior notes.

      Net cash used in financing activities was $197.9 million for fiscal 2003, which consists of net repayments of long-term debt and notes payable of $310.1 million, deposits of $66.5 million into restricted cash collateral accounts, payments of debt issuance and other financing costs of $45.6 million, offset by

$224.3 million of withdrawals from the restricted cash collateral accounts, the establishment and depletion of which was prescribed by the terms of our then outstanding bank facilities. The debt issuance and other financing costs were comprised of bank amendment fees, legal and professional fees, consent fees, debt issuance costs, financing costs and bond redemption fees. These costs were associated with the fiscal 2003 reorganization of our debt structure, including the payoff and redemption of our then existing bank debt and senior notes.

      On July 15, 2003, we completed a comprehensive re-financing of our corporate debt by closing on the issuance of $380.0 million in aggregate principal amount of 9.625% senior secured notes (the “Senior Notes”), as well as a new five-year $200.0 million asset-based revolving credit facility and a five-year $65.0 million term loan (collectively the “Bank Facilities”). The net proceeds from the Senior Notes together with the initial borrowings under the Bank Facilities were used to repay debt and redeem the senior notes that were outstanding at that time.

      On June 30, 2004, we amended our Bank Facilities, and on July 2, 2004, we made a $3.2 million payment to the bank permanently reducing our term loan to $61.8 million. The amendment provides for:

•	a reduction in the interest rate of our term loan from Prime plus 5.0%, with a minimum rate of 9.25%, to LIBOR plus 5.0%, with no minimum rate;

•	the elimination of annual prepayments on the term loan of $10.0 million, which were scheduled to begin in August 2005;

•	the elimination of annual prepayments on the term loan equal to 25% of our annual consolidated excess cash flow, as determined by the original loan agreement;

•	the extension of the term loan’s maturity date by one year to July 15, 2009; and

•	the elimination of all debt covenants except the requirement to maintain a minimum consolidated fixed charge coverage ratio. This requirement is applicable only if our availability under the asset-based credit facility falls below $20.0 million.

      This amendment was not considered a substantial modification of our debt under the guidance provided in EITF Issue No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments.

      The outstanding debt balances and the maximum availability under these debt instruments at October 2, 2004 were as follows:

	Maximum	Amount
	Availability	Outstanding	Applicable Interest Rate

Senior Notes	$380.0	$380.0	9.625%
Asset-based credit facility (1)	145.7	2.5	2.25% over LIBOR or 0.25% over Prime
Term loan	61.8	61.8	5.0% over LIBOR
US Brass note	6.4	6.4	Interest imputed at 9.5%

Total	$593.9	$450.7

(1)	In addition, $42.1 million of the facility is utilized for letters of credit at the end of fiscal 2004.

      The net cash proceeds from the Senior Notes were approximately $367.4 million after transaction fees. Transaction fees were capitalized and are being amortized over the seven-year term of the Senior Notes. The Senior Notes, which are due July 1, 2010 and require the payment of interest of $18.3 million on January 1 and July 1 of each year, were subject to registration with the Securities and Exchange Commission pursuant to a registration rights agreement. On February 17, 2004, we completed an offer to exchange new, registered Senior Notes for the then outstanding unregistered notes. The terms of the new, registered Senior Notes are identical, in all material respects, to the terms of the then outstanding unregistered notes, except that the new Senior Notes have been registered under the Securities Act, and the transfer restrictions and registration rights relating to the unregistered notes do not apply to the registered Senior Notes.

      We are restricted in the redemption of the Senior Notes per the terms of the agreement with the note holders (the “Agreement”). Prior to July 1, 2006, we can redeem up to 35% of the Senior Notes with the net cash proceeds of an equity offering, as defined in the Agreement. On and after July 1, 2007, we can redeem the Senior Notes subject to a redemption premium of 104.8% for the first 12 months and 102.4% for the following 12 months. On and after July 1, 2009, the Senior Notes can be redeemed at face value.

      The five-year asset-based revolving credit facility matures on July 15, 2008. Under this facility, we can borrow up to $200.0 million subject to a borrowing base consisting of eligible accounts receivable and eligible inventory, plus eligible trademarks. The initial amount of eligible trademarks of $20.0 million is being amortized monthly over the first two years of the facility as a reduction of the borrowing base. The weighted average interest rate on borrowings under the asset-based credit facility was 3.98% for fiscal 2004. There are several fees associated with the asset-based credit facility including an unused commitment fee of 0.5%, a letter of credit fee equal to the applicable LIBOR margin and a fronting fee of 0.125% on all outstanding letters of credit.

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

      We incurred approximately $8.7 million in transaction and professional fees associated with the completion of the Bank Facilities deal in fiscal 2003. These costs were capitalized, and a portion is being amortized over the five-year term of the asset-based credit facility, and a portion is being amortized over the six-year term of the term loan. The Bank Facilities require us to maintain a minimum consolidated fixed charge coverage ratio, which is only applicable if our availability under the asset-based credit facility falls below $20.0 million. We were not subject to this debt covenant at October 2, 2004 because our availability exceeded the required threshold. We expect to maintain availability in excess of $20.0 million for the foreseeable future. Our Bank Facilities also include a restriction on the payment of dividends.

      Certain of our existing and future domestic restricted subsidiaries guarantee the Senior Notes, jointly and severally, on a senior basis. The Senior Notes are secured by an eligible first lien on domestic property, plant and equipment, and a second lien on the assets that secure the Bank Facilities. The asset-based credit facility is secured by a first lien on accounts receivable, inventory, intangibles, the stock of our domestic subsidiaries and 65% of the stock of our first-tier foreign subsidiaries. In addition, the asset-based credit facility has a second lien on the property, plant and equipment securing the Senior Notes. The term loan is secured by the same assets that secure the asset-based credit facility, but the term loan will be paid on a “last out” basis following the payment of the obligations under the asset-based credit facility.

      The continued decrease in total debt combined with increased earnings continues to move us closer towards our goal of achieving investment grade ratios. The reduction in leverage along with investment grade ratios will support the objective of improved borrowing rates leading to lower interest costs over time. On November 1, 2004, the interest rate on our asset-based revolving credit facility was lowered from LIBOR plus 2.25% to LIBOR plus 2.0% as a result of a decrease in our leverage ratio.

Commitments

      At October 2, 2004, we had approximately $145.7 million available to be borrowed under the asset-based facility, of which we had utilized approximately $44.6 million (including $42.1 million of letters of credit), leaving $101.1 million available for additional borrowings. In addition, we have outstanding foreign commercial letters of credit of $1.8 million, which do not affect availability under the asset-based facility. We do not have any other significant off-balance sheet obligations.

      Below is a summary of our significant contractual cash obligations as of October 2, 2004:

	Payments Due in Fiscal				Payments
					Due
	Total	2005	2006-2007	2008-2009	Thereafter

Long-term debt	$450.7	$3.9	$3.2	$63.6	$380.0
Notes payable	21.1	21.1	—	—	—
Lease obligations	49.5	9.3	14.2	6.6	19.4
Purchase obligations(1)	111.4	111.4	—	—	—
Marketing commitment(2)	2.9	2.9	—	—	—
Interest payments(3)	225.0	40.9	81.4	75.3	27.4
Pension contributions	23.5	2.1	4.3	4.5	12.6
Other(4)	47.8	21.9	13.4	4.5	8.0

Total	$931.9	$213.5	$116.5	$154.5	$447.4

(1)	Purchase obligations are all open purchase orders at October 2, 2004. Of this amount, $8.3 million represents obligations that were relieved by October 6, 2004.

(2)	Marketing commitment represents a company-wide marketing campaign for the Bath Products segment. Of this amount, $0.6 million is legally binding at October 2, 2004.

(3)	Interest payments represent interest on the Senior Notes, term loan and asset-based revolving credit facility.

(4)	Other includes obligations relating to restructuring initiatives and indemnifications for assets and previously sold businesses.

Guarantees and Indemnifications

      We continue to guarantee the lease payments of an Ames True Temper master distribution center. The lease obligation will expire in 2015. The scheduled lease payments totaled $3.7 million for fiscal 2004, and increase by 2.25% each year thereafter. In connection with the sale of Ames True Temper in January 2002, we obtained a security interest and indemnification from Ames True Temper on the lease that would enable us to exercise remedies in the event of default.

      We have an agreement with a third party financing company that we will repurchase any new or salable spas returned to us within twelve months of the original sale date. The costs associated with this agreement have been minimal to date.

      We have sold a number of assets and businesses over the last several years and have, on occasion, provided indemnifications for liabilities relating to product liability, environmental, insurance and other claims. We have recorded reserves totaling approximately $20.6 million as of October 2, 2004 for asserted and potential unasserted claims related to these liabilities. These amounts have not been discounted.

New Accounting Pronouncement

      In November 2004, FASB Statement No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”), was issued. The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 will become effective for us beginning in fiscal 2006. We are in the process of assessing the impact SFAS No. 151 will have on our financial position and results of operations.

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

Effects of Inflation

      Because of the relatively low level of inflation experienced in most of our principal markets, inflation did not have a material impact on our results of operations during the periods presented. Although higher than normal inflation in fiscal 2004 resulted in increased scrap iron and steel costs used in the production of certain of our products, we were able to offset those increases with more favorable pricing of those products.

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

Assets Held for Sale and Liabilities Associated with Assets Held for Sale

      We record reserves for the difference between the carrying value and the net realizable value of our net assets held for sale. These reserves require that management make assumptions about estimated proceeds, based on the demand for these assets and current market conditions, and about estimated costs to sell, based on management’s professional knowledge and experience. We monitor these reserves on an on-going basis and record adjustments to our estimates based on actual results and management’s updated knowledge. Assets held for sale have been evaluated for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-lived Assets (“SFAS No. 144”).

Goodwill and Other Intangibles

      We have significant intangible assets related to goodwill and other acquired intangibles. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgment. Changes in strategy, reporting unit operating results and/or market conditions could significantly impact our judgment and could require adjustments to recorded asset balances. In accordance with SFAS No. 142, Goodwill and Intangible Assets (“SFAS No. 142”), we test our goodwill and intangible assets with indefinite lives for impairment at the reporting unit level annually in the fourth quarter of each fiscal year, or earlier in the year if indications of impairment arise. We test our finite-lived intangible assets for impairment when there are indicators of impairment as defined in SFAS No. 142. The results of any of these tests could require adjustments to recorded asset balances in future periods.

Costs Associated with Exit or Disposal Activities

      In establishing accruals for restructuring costs associated with exit or disposal activities, we measure our liability at fair value in the period in which the liability is incurred in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. In estimating the fair value of expected exit and disposal costs, we make certain assumptions to determine the remaining lease obligations, sublease income, severance costs, relocation costs and other exit costs. While we feel our assumptions are appropriate, there can be no assurance that actual costs will not differ from estimates used to establish the restructuring reserves. If actual results differ from our estimates, we may need to adjust, upward or downward, our restructuring reserves in the future. Additionally, long-lived assets are evaluated for impairment in accordance with SFAS No. 144, which involves the use of estimates to calculate fair value, future cash flows and costs to sell. These estimates may differ from actual amounts realized in future periods.

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

      We have sold a number of assets and businesses over the last several years and have, on occasion, provided indemnification for liabilities relating to product liability, environmental and other claims. We have recorded reserves for claims related to these obligations when appropriate and, on certain occasions, have obtained the assistance of an independent actuary in the determination of those reserves. If actual experience deviates from our estimates, we may need to record adjustments to these liabilities in future periods.

      Our insurance programs for workers’ compensation, general liability, vehicle liability and employee-related health care benefits are effectively self-insured. We record self-insurance accruals based on our estimates of the fully developed cost of claims filed and claims incurred but not reported. Estimates of claims development and claims incurred but not reported are developed by us with the help of an independent actuary. If actual experience of claims development is significantly different than our estimates, an adjustment to our self-insurance accruals may need to be recorded in future periods.

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

      When valuing the pension plans at the end of fiscal 2004, we reduced our discount rate by 25 basis points for our domestic plan and increased the life expectancy assumptions on our UK plan. Also influencing the expected expense of approximately $3.2 million in fiscal 2005 in comparison to the pension income of $3.2 million in fiscal 2004 are increases in the amortization of prior year losses. Future changes in the assumptions underlying our pension valuations, including those that arise as a result of continued declines in equity markets and interest rates, could result in further reductions in pension income, which could negatively affect our consolidated results of operations in future periods.

      We recognized $3.2 million, $6.7 million and $11.8 million of pension income in fiscal 2004, 2003 and 2002, respectively. These amounts increased our operating income by an equal amount for each of the respective periods. Pension income, excluding service costs, related to our Master Plan is included as a reduction to corporate expenses. Our Master Plan covers certain employees in each of our three segments and our corporate office, as well as certain employees in some of our legacy companies. The service cost portion of pension income associated with our Master Plan is allocated to the operating segments and corporate based on employee data. Pension income or expense associated with our other post-employment benefit plans are recorded on the books of the business that employs the benefited employees and are not shared between operating segments.

Environmental Liabilities

      We accrue an estimated liability for each environmental matter when the likelihood of an unfavorable outcome is probable and the amount of loss associated with such unfavorable outcome is reasonably estimable. We presume that a matter is probable of an unfavorable outcome if (a) litigation has commenced or a claim has been asserted or if commencement of litigation or assertion of a claim is probable and (b) if we are somehow associated with the site. In addition, if the reporting entity has been named as a Potentially Responsible Party (“PRP”), an unfavorable outcome is presumed.

      Estimating environmental remediation liabilities involves an array of issues at any point in time. In the early stages of the process, cost estimates can be difficult to derive because of uncertainties about a variety of factors. For this reason, estimates developed in the early stages of remediation can vary significantly; and, in many cases, early estimates later require significant revision. The following are some of the factors that are integral to developing cost estimates:

•	The extent and types of hazardous substances at a site;

•	The range of technologies that can be used for remediation;

•	Evolving standards of what constitutes acceptable remediation; and

•	The number and financial condition of other PRPs and the extent of their responsibility for the remediation.

      An estimate of the range of an environmental remediation liability typically is derived by combining estimates of various components of the liability, which themselves are likely to be ranges. At the early stages of the remediation process, particular components of the overall liability may not be reasonably estimable. This fact does not preclude our recognition of a liability. Rather, the components of the liability that can be reasonably estimated are viewed as a surrogate for the minimum in the range of our overall liability. Estimated legal and consulting fees are included as a component of our overall liability.

      Certain environmental contamination treatment costs are capitalized in accordance with EITF Issue No. 90-8, Capitalization of Costs to Treat Environmental Contamination, while most of them are charged to expense when they are incurred. If the costs are recoverable, they are capitalized only if one of following criteria is met:

•	The costs extend the life, increase the capacity or improve the safety or efficiency of property owned. The condition of that property after the costs are incurred must be improved as compared with the condition of that property when originally constructed or acquired.

•	The costs mitigate or prevent environmental contamination that has yet to occur and that otherwise may result from future operations or activities. In addition, the costs improve the property compared with its condition when constructed or acquired.

•	The costs are incurred in preparing for sale that property which is currently held for sale.

Asbestos Claims and Insurance for Asbestos Claims

      As noted in Item 3 Legal Proceedings of this Annual Report on Form 10-K, Zurn records a liability for pending and potential future asbestos claims, as well as a receivable for insurance coverage of such liability. The valuation of Zurn’s potential asbestos liability, which was performed this year by an independent economic consulting firm with substantial experience in asbestos liability valuations, was based on the number and severity of future asbestos claims, future settlement costs, and the effectiveness of Zurn’s defense strategies and settlement initiatives.

      Zurn’s present estimate of its asbestos liability assumes (i) its continuous vigorous defense strategy will remain effective; (ii) new asbestos claims filed annually against it will decline modestly through 2014; (iii) the values by disease will remain consistent with past experience and (iv) its insurers will continue to pay defense costs without eroding the coverage amounts of its insurance policies. Zurn’s potential asbestos liability could be adversely affected by changes in law and other factors beyond its control. Further, while Zurn’s current asbestos liability is based on an estimate of claims through 2014, such liability may continue beyond 2014, and such liability could be substantial.

      Zurn estimates that its available insurance to cover its potential asbestos liability as of the end of fiscal 2004 is greater than its potential asbestos liability. This conclusion was reached after considering Zurn’s experience in asbestos litigation, the insurance payments made to date by Zurn’s insurance carriers, existing insurance policies, the industry ratings of the insurers and the advice of insurance coverage counsel with respect to applicable insurance coverage law relating to the terms and conditions of those policies. Zurn used these same considerations when evaluating the recoverability of its receivable for insurance coverage of potential asbestos claims.

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

Accounting for Stock-Based Compensation

      FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), defines a fair value method of accounting for issuance of stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to SFAS No. 123, we are not required to adopt the fair value method of accounting for employee stock-based transactions at this time. We are permitted to account for such transactions under APB Opinion No. 25, Accounting for Stock Issued to Employees, which defines an intrinsic value method of accounting for the issuance of stock options and other equity instruments, but are required to disclose in a note to our consolidated financial statements pro forma net income and per share amounts as if we had applied the methods prescribed by SFAS No. 123. For purposes of the pro forma disclosure, we calculate the fair value of our stock options using the Black-Scholes option-pricing model. To use this model, we must judgmentally determine the estimated life of the stock option, the projected volatility of our company stock over the estimated life of the stock option, the projected dividend yield of our company stock over the estimated life of the stock option and the risk-free interest rate. For further information regarding our stock option plans, see Note 8 to our Consolidated Financial Statements.

Discontinued Operations

      Effective October 1, 2002, we adopted SFAS, No. 144, which establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of, and APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB No. 30”). Our 2001 Disposal Plan was accounted for in accordance with APB No. 30, while our 2003 Disposal Plan was accounted for in accordance with SFAS No. 144. Both of these accounting standards contain criteria that must be met in order for businesses to be presented as discontinued operations.

      In connection with our accounting for each of these Disposal Plans, we segregated the assets, liabilities and operations of the discontinued businesses. The operations are presented as discontinued operations in our consolidated statements of operations. The assets and liabilities of these businesses are included in assets held for sale and liabilities associated with assets held for sale in the balance sheets. In fiscal 2001, we accrued for estimated losses during the disposal phase for businesses included in the 2001 Disposal Plan in accordance with APB No. 30. These estimates were updated as circumstances changed or as additional information became available such as the actual terms of the sales transactions. Revenues and expenses associated with businesses included in the 2003 Disposal Plan are included in discontinued operations when earned or incurred, respectively in accordance with SFAS No. 144.

Variable Interest Entities

      Any potential variable interest entity (“VIE”) created after January 31, 2003 in which we hold a variable interest must be assessed to determine whether the VIE should be consolidated into our results based on criteria established by FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46”). Management’s judgment, and in many cases, probability-weighted projected cash flows are used in determining whether an entity is a variable interest entity and whether we are the primary beneficiary. We have completed an evaluation of our variable interests and believe that we do not have any interests in any VIEs. However, even after exhaustive efforts, we have been unable to obtain information from Woodlands Ventures, LLC, a property developer from whom we obtained a $9.3 million note receivable upon the sale of a piece of property in October 2002, that would allow us to assess whether the entity is a VIE. We will continue to make exhaustive efforts to obtain the information necessary to complete our evaluation.

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

      Our Annual Report on Form 10-K and the Letter of the Chairman and Chief Executive Officer included in our Annual Report to Stockholders contains both historical information and other information that may be used to infer future performance. Examples of historical information include our annual financial statements and the commentary on past performance contained in the MD&A. While we have specifically identified certain information as being forward-looking in the context of its presentation, we caution the reader that, with the exception of information that is clearly historical, all the information contained in this Annual Report on Form 10-K and the letter of the Chairman and Chief Executive Officer included in the Report to Stockholders should be considered to be “forward-looking statements” as referred to in the Act. Without limitation, when we use the words “believe,” “estimate,” “plan,” “expect,” “intend,” “anticipate,” “continue,” “project,” “probably,” “should,” and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature.

      The following are some of the factors we believe could cause our actual results to differ materially from expected and historical results:

•	We have substantial indebtedness and servicing our indebtedness could reduce funds available to operate our business.

•	Our debt instruments contain covenants which will limit our ability to operate our business.

•	To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

•	The seasonality of our sales and economic events may adversely affect our financial results and our ability to service our debt.

•	Weather could adversely affect the demand for our products and decrease our net sales.

•	Demand for building and home improvement products may depend on availability of financing.

•	We may be adversely affected by downturns in the markets we serve.

•	The markets in which we sell our products are highly competitive.

•	The loss of any significant customer could adversely affect our business.

•	An increase in the price of raw materials, components, finished goods and other commodities could adversely affect our operations.

•	We are exposed to political, economic and other risks that arise from operating a multinational business.

•	We are subject to currency exchange rate and other related risks.

•	We are subject to numerous asbestos claims that could adversely affect us.

•	We are subject to environmental regulation and incur costs relating to environmental matters.

•	We may not be able to protect our intellectual property rights.

•	Our failure to attract and retain qualified resources could have an adverse effect on us.

•	Work stoppages and other labor problems could affect us.

      Other factors besides those listed here could also adversely affect results. For more information regarding these forward-looking statements and factors that may affect future results, refer to the Risk Factors section in Item 1 of this Annual Report on Form 10-K.

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

      To manage exposure to interest rate movements, we have used interest rate protection agreements. However, as of October 2, 2004, we do not have any such agreements outstanding. Based on our overall exposure to interest rate changes, a hypothetical increase of 100 basis points across all maturities of our floating rate debt obligations would decrease our estimated pre-tax earnings in fiscal 2005 by $0.7 million, compared to a $3.8 million decrease in fiscal 2004 pre-tax earnings had LIBOR rates been 100 basis points higher. Net payments under swap agreements amounted to approximately $3.4 million for fiscal 2002. There were no swap agreements outstanding during any portion of fiscal 2003 or fiscal 2004. The fiscal 2002 swaps were of notional amounts and maturities that related to specific portions of outstanding debt, and accordingly, were accounted for as hedge transactions.

      We are also exposed to foreign currency exchange risk related to our international operations as well as our U.S. businesses, which import or export goods. We have made limited use of financial instruments to manage this risk and have no such instruments outstanding as of September 2004. Hypothetical unfavorable movements of 10% across each of the foreign exchange rates from which we have exposure would have decreased our estimated income from continuing operations by approximately $3.9 million, before taxes, in fiscal 2004 and $3.6 million, before taxes, in fiscal 2003. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices. See Note 2 to our Consolidated Financial Statements for additional information on our derivative and hedging activities.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Jacuzzi Brands, Inc.

      We have audited the consolidated balance sheets of Jacuzzi Brands, Inc. (the “Company”) as of September 30, 2004 and 2003, and the related consolidated statements of operations, cash flows, and changes in stockholders’ equity for each of the three years in the period ended September 30, 2004. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jacuzzi Brands, Inc. at September 30, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Certified Public Accountants

West Palm Beach, Florida

November 30, 2004

JACUZZI BRANDS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share amounts)

	For the Fiscal Years Ended
	September 30,

	2004	2003	2002

Net sales	$1,347.2	$1,192.6	$1,068.3
Operating costs and expenses:
Cost of products sold	934.3	834.4	731.9
Selling, general and administrative expenses	294.1	258.0	234.8
Impairment, restructuring and other charges	22.3	19.0	7.2

Operating income	96.5	81.2	94.4
Interest expense	(50.6)	(60.7)	(74.7)
Interest income	4.7	2.1	4.6
Other expense, net	(2.9)	(26.5)	(15.5)

Earnings (loss) before income taxes and discontinued operations	47.7	(3.9)	8.8
(Provision for) benefit from income taxes	(18.6)	14.0	23.1

Earnings from continuing operations	29.1	10.1	31.9
Discontinued operations:
(Loss) earnings from operations, net of tax benefit (provision) of $0.2 in 2004, $1.1 in 2003 and ($0.7) in 2002	(0.6)	(1.3)	1.2
(Loss) gain on disposals, net of tax benefit of $6.5 in 2003	—	(39.9)	7.8

(Loss) earnings from discontinued operations	(0.6)	(41.2)	9.0

Net earnings (loss)	$28.5	$(31.1)	$40.9

Basic earnings (loss) per share:
Continuing operations	$0.39	$0.14	$0.43
Discontinued operations	(0.01)	(0.56)	0.12

Net earnings (loss)	$0.38	$(0.42)	$0.55

Diluted earnings (loss) per share:
Continuing operations	$0.38	$0.14	$0.43
Discontinued operations	(0.01)	(0.56)	0.12

Net earnings (loss)	$0.37	$(0.42)	$0.55

See Notes to Consolidated Financial Statements.

JACUZZI BRANDS, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except share data)

	At September 30,

	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$39.6	$31.2
Trade receivables, net of allowances of $9.0 in 2004 and 2003	247.7	229.6
Inventories	195.4	165.0
Deferred income taxes	30.3	15.5
Assets held for sale	3.6	16.8
Other current assets	23.7	30.1

Total current assets	540.3	488.2
Property, plant and equipment, net	124.9	129.7
Pension assets	150.3	148.3
Insurance for asbestos claims	171.0	160.0
Goodwill	281.7	283.1
Other intangibles, net	59.7	60.8
Other non-current assets	43.9	66.7

TOTAL ASSETS	$1,371.8	$1,336.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$21.1	$23.5
Current maturities of long-term debt	3.9	25.2
Trade accounts payable	123.7	102.3
Income taxes payable	18.3	10.8
Liabilities associated with assets held for sale	—	8.7
Accrued expenses and other current liabilities	134.4	128.2

Total current liabilities	301.4	298.7
Long-term debt	446.8	451.4
Deferred income taxes	25.1	26.2
Asbestos claims	171.0	160.0
Other liabilities	138.4	144.8

Total liabilities	1,082.7	1,081.1

Commitments and contingencies
Stockholders’ equity:
Common stock (par value $.01 per share, authorized 300,000,000 shares; issued 99,096,734 shares; outstanding 76,103,459 and 74,986,982 shares in 2004 and 2003, respectively)	1.0	1.0
Paid-in capital	639.7	650.1
Accumulated deficit	(5.2)	(33.7)
Unearned restricted stock	(4.6)	(0.8)
Accumulated other comprehensive loss	(8.2)	(8.7)
Treasury stock (22,993,275 and 24,109,752 shares in 2004 and 2003, respectively), at cost	(333.6)	(352.2)

Total stockholders’ equity	289.1	255.7

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,371.8	$1,336.8

See Notes to Consolidated Financial Statements.

JACUZZI BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	For the Fiscal Years Ended
	September 30,

	2004	2003	2002

OPERATING ACTIVITIES:
Earnings from continuing operations	$29.1	$10.1	$31.9
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	26.4	24.6	26.1
Amortization of debt issuance costs and other financing costs	3.7	8.9	6.9
Charges for debt restructuring and refinancing costs	—	21.5	9.2
Provision for (benefit from) deferred income taxes	2.2	(8.7)	(34.8)
Provision for doubtful accounts	5.4	5.8	3.3
Gain on sale of real estate	(0.8)	(3.5)	(0.8)
Stock-based compensation expense, net	1.4	1.4	0.7
Loss on sale of property, plant and equipment	0.7	0.2	1.7
Impairment, restructuring and other non-cash charges	8.0	12.5	0.8
Changes in operating assets and liabilities, excluding the effects of acquisition and dispositions:
Trade receivables	(18.2)	(15.4)	(15.1)
Inventories	(27.5)	0.6	1.7
Other current assets	0.8	(2.4)	3.9
Other assets	(4.9)	(4.3)	(3.1)
Trade accounts payable	17.6	3.2	2.0
Income taxes payable	2.8	46.7	(1.0)
Accrued expenses and other current liabilities	7.2	(12.1)	(2.0)
Other liabilities	(7.5)	(8.1)	8.7
Other, net	—	(1.1)	(1.1)

Net cash provided by operating activities of continuing operations	46.4	79.9	39.0

(Loss) earnings from discontinued operations	(0.6)	(41.2)	9.0
Adjustments to reconcile (loss) earnings from discontinued operations to net cash (used in) provided by discontinued operations:
Loss (gain) on disposal of discontinued operations	—	39.9	(7.8)
Other (increases) decreases in net assets held for sale	(1.2)	(3.7)	31.9

Net cash (used in) provided by discontinued operations	(1.8)	(5.0)	33.1

NET CASH PROVIDED BY OPERATING ACTIVITIES	44.6	74.9	72.1

INVESTING ACTIVITIES:
Proceeds from sale of businesses	4.5	120.5	388.2
Proceeds from sale of Strategic notes	—	—	105.9
Purchases of property, plant and equipment	(23.3)	(19.2)	(15.0)
Proceeds from sale of property, plant and equipment	0.4	0.2	1.5
Proceeds from sale of real estate	3.5	11.1	0.5
Other investing activities, net	2.4	—	1.3

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(12.5)	112.6	482.4

FINANCING ACTIVITIES:
Proceeds from long-term debt	46.4	127.0	72.5
Repayment of long-term debt	(72.3)	(449.3)	(498.3)
Deposits into restricted cash collateral accounts	—	(66.5)	(152.7)
Withdrawals from restricted cash collateral accounts	—	224.3	—
Proceeds from issuance of Senior Notes	—	380.0	—
Redemption of senior notes	—	(375.0)	—
Payment of debt issuance and other financing costs	(1.5)	(45.6)	(12.2)
(Repayment of) proceeds from notes payable, net	(4.4)	7.2	2.6
Proceeds from issuance of common stock for option exercise	0.9	—	—

NET CASH USED IN FINANCING ACTIVITIES	(30.9)	(197.9)	(588.1)

Effect of exchange rate changes on cash and cash equivalents	7.2	9.5	0.5

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8.4	(0.9)	(33.1)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	31.2	32.1	65.2

CASH AND CASH EQUIVALENTS AT END OF YEAR	$39.6	$31.2	$32.1

See Notes to Consolidated Financial Statements.

JACUZZI BRANDS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Fiscal Years Ended September 30, 2004, 2003 and 2002
(in millions, except share data)

			Retained		Accumulated
			Earnings	Unearned	Other		Comprehensive
	Common	Paid-in	(Accumulated	Restricted	Comprehensive	Treasury	Earnings
	Stock	Capital	Deficit)	Stock	Loss	Stock	(Loss)	Total

Balance at September 30, 2001	$1.0	$660.8	$(43.5)	$(6.0)	$(30.8)	$(364.5)		$217.0
Net earnings			40.9				$40.9	40.9
Amortization of unearned restricted stock				2.3				2.3
Amortization of unearned restricted stock (discontinued operations)				1.8				1.8
Treasury stock issued to directors (90,880 shares)		(1.3)				1.5		0.2
Treasury stock issued in 401K match (262,804 shares)		(3.5)				4.4		0.9
Forfeiture of restricted stock (32,833 shares)		(0.5)		0.2		(0.1)		(0.4)
Foreign currency translation adjustment					3.4		3.4	3.4
Fair value of derivatives adjustment, net of tax					1.4		1.4	1.4
Minimum pension liability adjustment, net of tax					(13.1)		(13.1)	(13.1)

Other comprehensive loss							(8.3)

Total comprehensive earnings							$32.6

Balance at September 30, 2002	1.0	655.5	(2.6)	(1.7)	(39.1)	(358.7)		254.4

Net loss			(31.1)				$(31.1)	(31.1)
Amortization of unearned restricted stock				0.6				0.6
Treasury stock issued to directors (79,793 shares)		(1.0)				1.3		0.3
Treasury stock issued in 401K match (309,815 shares)		(4.1)				5.2		1.1
Forfeiture of restricted stock (12,500 shares)		(0.3)		0.3				—
Exercise of stock options (2,375 shares)		—				—		—
Foreign currency translation adjustment					21.4		21.4	21.4
Minimum pension liability adjustment, net of tax					(3.8)		(3.8)	(3.8)
Net unrealized gains on investment securities, net of tax					12.8		12.8	12.8

Other comprehensive earnings							30.4

Total comprehensive loss							$(0.7)

Balance at September 30, 2003	1.0	650.1	(33.7)	(0.8)	(8.7)	(352.2)		255.7

Net earnings			28.5				$28.5	28.5
Amortization of unearned restricted stock				2.1				2.1
Treasury stock issued to directors (6,988 shares)		—				0.1		0.1
Treasury stock issued in 401K match (135,098 shares)		(1.1)				2.2		1.1
Forfeiture of restricted stock (1,714 shares)		—		—		—		—
Exercise of stock options (277,875 shares)		(3.7)				4.6		0.9
Issuance of restricted stock grants (698,230 shares)		(5.6)		(5.9)		11.7		0.2
Foreign currency translation adjustment					16.3		16.3	16.3
Minimum pension liability adjustment, net of tax					(5.4)		(5.4)	(5.4)
Net unrealized losses on investments, net of tax					(10.4)		(10.4)	(10.4)

Other comprehensive earnings							0.5

Total comprehensive earnings							$29.0

Balance at September 30, 2004	$1.0	$639.7	$(5.2)	$(4.6)	$(8.2)	$(333.6)		$289.1

See Notes to Consolidated Financial Statements.

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

      We manufacture and distribute a broad range of consumer and industrial products through our operating subsidiaries in three business segments — Bath Products, Plumbing Products and Rexair. Please refer to Note 11 regarding our business segments.

      We operate on a 52- or 53-week fiscal year ending on the Saturday nearest to September 30. The fiscal year periods presented in our consolidated financial statements consist of the 53 weeks ended on October 2, 2004 (“2004”) and the 52 weeks ended September 27, 2003 (“2003”) and September 28, 2002 (“2002”), but are presented as of September 30 in each of those years for convenience. Businesses over which we had the ability to exercise significant influence, but are not consolidated into our results, were accounted for using the equity method. In March 2000, we completed the disposition of a majority equity interest in several businesses to Strategic Industries LLC (“Strategic”). We accounted for our retained interest in Strategic under the equity method of accounting from March 2000 until January 2002, when we sold all remaining interests in that company. We eliminate inter-company balances and transactions when consolidating the account balances of our subsidiaries.

      Any potential variable interest entity (“VIE”) in which we hold a variable interest has been assessed to determine whether the VIE should be consolidated into our results based on criteria established by FASB Interpretation No. 46, Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51 (“FIN 46”). We have evaluated our interests in our wholly-owned subsidiaries and continue to consolidate them under the guidelines set forth in ARB No. 51, Consolidated Financial Statements, and FASB Statement No. 94, Consolidation of All Majority Owned-Subsidiaries. We have also completed an evaluation of our variable interests and believe that we do not have any interests in variable interest entities, as defined by FIN 46. However, even after exhaustive efforts, we have been unable to obtain information from Woodlands Ventures, LLC, a property developer from whom we obtained a $9.3 million note receivable upon the sale of a piece of property in October 2002, that would allow us to assess whether the entity is a VIE. We will continue to make exhaustive efforts to obtain the information necessary to complete our evaluation.

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

      Foreign Currency Translation: Our subsidiaries outside of the U.S. record transactions using their local currency as their functional currency. In accordance with FASB Statement No. 52, Foreign Currency Translation, the assets and liabilities of our foreign subsidiaries are translated into U.S. dollars using the exchange rates in effect at the balance sheet dates. Revenues, expenses and cash flow items are translated at average daily exchange rates for the period. The gains and losses resulting from the changes in exchange rates from year to year have been reported in other comprehensive earnings.

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

customers. Our Bath Products segment has one customer, Home Depot, which accounted for 6%, 8% and 10% of our total sales in 2004, 2003 and 2002, respectively. Credit losses have not been significant and have been within management’s expectations.

      Income Taxes: Deferred tax assets and liabilities represent the tax effects, based on current law, of any temporary differences in the timing of when revenues and expenses are recognized for tax purposes and when they are recognized for financial statement purposes. The deferred tax assets are reviewed periodically for recoverability and valuation allowances are provided as necessary.

      Inventories: Our inventories are stated at the lower of cost or market value. We used the first-in-first-out (FIFO) method for determining the cost of approximately 53.4% of our inventories in 2004 and approximately 55.6% of our inventories in 2003, and the last-in-first-out (LIFO) method for the remainder of our inventories. The carrying value of our LIFO method inventories approximate their FIFO cost value at September 30, 2004 and 2003. The FIFO method approximates replacement cost. Our inventories are categorized as follows:

	At September 30,

	2004	2003

	(in millions)
Finished products	$132.1	$103.3
In-process products	13.1	13.0
Raw materials	50.2	48.7

	$195.4	$165.0

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

      Property, plant and equipment consist of:

	At September 30,

	2004	2003

	(in millions)
Land and buildings	$78.3	$75.7
Machinery, equipment and furniture	203.1	185.2
Accumulated depreciation	(156.5)	(131.2)

	$124.9	$129.7

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 —	Accounting Policies (Continued)

      Depreciation and amortization consist of:

	For the Fiscal Years Ended
	September 30,

	2004	2003	2002

	(in millions)
Depreciation	$23.1	$22.8	$22.6
Amortization of intangible assets	1.2	1.2	1.2
Amortization of unearned restricted stock	2.1	0.6	2.3

	$26.4	$24.6	$26.1

      Other Non-current Assets: Included in other non-current assets is a $5.0 million, 6% convertible note receivable, which we received from PolyAir Interpak, Inc. (Ticker: PPK) in conjunction with the sale of our swimming pool and equipment business in May 2003. The note is convertible, at our option, into 598,802 shares of the buyer’s common stock anytime from March 31, 2004 through the due date of March 31, 2009. The note has been bifurcated and the call option is accounted for in accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), with adjustments to the carrying value being recorded through the statement of operations. The note portion is being accounted for in accordance with FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”), with adjustments to the carrying value being recorded through other comprehensive earnings as unrealized gains and losses, net of tax. The combined carrying value of the bifurcated instruments was $4.8 million at September 30, 2004 and $5.0 million at September 30, 2003.

      Also included in other non-current assets is an equity investment in the common shares of the buyer of Spear & Jackson. Upon the sale of Spear & Jackson in September 2002, we retained 3,543,281 common shares of the buyer which subsequently changed its name to Spear & Jackson. We are subject to restrictions on the voting of these shares and have no involvement in the management or operations of Spear & Jackson. The investment was recorded at its fair value of $1.0 million at the date of acquisition based on an independent valuation. The carrying value of the investment was subsequently adjusted to fair value in accordance with SFAS No. 115. SFAS No. 115 requires that investments in marketable equity securities be adjusted to fair market value at the end of each reporting period. We classify this investment as available for sale, and therefore, fluctuations in the value of this investment are recorded in other comprehensive earnings as unrealized gains and losses, net of tax. The carrying value of the investment has been adjusted to its market value of $4.7 million as of September 30, 2004. This represents a reduction in fair market value of $17.3 million since September 30, 2003.

      Goodwill and Other Intangible Assets: We adopted FASB Statement No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), on October 1, 2001. Thus, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests. Finite-lived intangible assets are amortized over their useful lives and are subject to impairment evaluation under FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (“SFAS No. 144”).

      We test our goodwill and indefinite-lived intangible assets for impairment at the reporting unit level utilizing a two-step methodology. The initial step requires us to determine the fair value of each reporting unit and of each indefinite-lived intangible asset and compare it to the carrying value, including goodwill and other intangible assets, of such reporting unit or of such intangible asset. If the fair value exceeds the carrying value, no impairment loss is recognized and the second step, which is a calculation of the impairment, is not performed. However, if the carrying value of the reporting unit or intangible asset exceeds its fair value, an impairment charge equal to the difference in the values should be recorded. We perform an impairment test annually in the fourth quarter of each year, unless an event occurs earlier in the year that

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 —	Accounting Policies (Continued)

requires us to perform an interim test. In 2004 and 2003, the fair values of each of our reporting units exceeded their respective carrying values. Consequently, no impairment of our goodwill was indicated. In 2004 and 2003, the fair value of our indefinite-lived intangible asset exceeded its carrying value, thus no impairment was indicated.

      Goodwill by reporting unit is as follows:

	At September 30,

	2004	2003

	(in millions)
Bath Products	$103.4	$104.8
Plumbing Products	125.8	125.8
Rexair	52.5	52.5

	$281.7	$283.1

      Identifiable intangible assets, which are included in the Rexair segment, are comprised of:

		At September 30, 2004		At September 30, 2003

	Estimated	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Life	Amount	Amortization	Amount	Amortization

		(in millions)
Patented technology	10 years	$2.6	$0.8	$2.6	$0.6
Distributor network	40 years	36.0	2.8	36.0	1.9
Trade name	Indefinite	24.7	—	24.7	—

		$63.3	$3.6	$63.3	$2.5

      Accrued Expenses and Other Current Liabilities: Accrued expenses and other current liabilities consist of the following:

	At September 30,

	2004	2003

	(in millions)
Compensation related	$26.1	$26.4
Insurance	7.9	9.1
Customer incentives	30.9	24.2
Interest	10.5	1.2
Warranty	11.9	10.3
Other	47.1	57.0

	$134.4	$128.2

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

      Changes in our warranty reserves, a portion of which are classified as long-term on our consolidated balance sheets, during 2004 and 2003 are as follows:

	At September 30,

	2004	2003

	(in millions)
Beginning balance	$19.0	$12.0
Warranty accrual	21.8	21.3
Cash payments	(17.4)	(14.6)
Translation	—	0.3

Ending balance	$23.4	$19.0

      Fair Value of Financial Instruments: FASB Statement No. 107, Disclosure about Fair Value of Financial Instruments, requires that we disclose the fair value of our financial instruments when it is practical to estimate. We have determined the estimated fair values of our financial instruments, which are either recognized in our consolidated balance sheets or disclosed within these notes, using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts we could realize in a current market exchange.

Short-term Assets and Liabilities: The fair values of our cash and cash equivalents, trade receivables and accounts payable approximate their carrying values because of their short-term nature.

Long-term Debt: The fair values of our Senior Notes (as defined in Note 5) were determined by reference to quoted market prices. The fair value of our remaining debt is determined by discounting the cash flows using current interest rates for financial instruments with similar characteristics and maturities. The fair value of our remaining debt approximates its carrying value as of September 30, 2004 and 2003.

There were no other significant differences as of September 30, 2004 and 2003 between the carrying value and fair value of our financial instruments except as disclosed below:

	At September 30, 2004		At September 30, 2003

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

(in millions)
9.625% Senior Notes	$380.0	$418.6	$380.0	$394.3

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

      We adopted Emerging Issues Task Force (“EITF”) Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), in 2002. As required by this guidance, we account for sales incentives, such as discounts, rebates and volume incentives, as a reduction of revenue at the later of 1) the date that the related revenue is recognized or 2) the date when the sales incentive is offered. In the case of volume incentives, we recognize the reduction of revenue ratably over the period of the underlying transactions that result in progress by the customer toward earning the incentive. We record free product given to customers as a sales incentive in cost of products sold.

      Shipping and Handling Fees and Costs: We classify amounts charged to our customers for shipping and handling as revenues, while shipping and handling costs are recorded as cost of products sold.

      Other Expense, net: Other expense, net consists of the following:

	For the Fiscal Years
	Ended September 30,

	2004	2003	2002

	(in millions)
Keller Ladder expenses	$1.6	$3.7	$5.2
Settlement gain	(3.2)	—	—
Asset write downs	2.2	—	—
Debt restructuring costs	—	2.3	9.2
Debt refinancing costs	—	19.2	—
Other, net	2.3	1.3	1.1

	$2.9	$26.5	$15.5

      We retained certain obligations related to our Keller Ladder operations when we sold them in October 1999. We continue to incur expenses related to those obligations. Debt restructuring costs are associated with the senior note exchange in November 2002 and the extension of our facilities in October 2002, while the debt refinancing costs are associated with the refinancing of our debt in July 2003.

      Advertising Costs: Advertising costs are charged to expense when incurred. Advertising expense totaled $29.3 million, $25.7 million and $19.2 million in 2004, 2003 and 2002, respectively.

      Research and Development Costs: Research and development costs are expensed as incurred. Such amounts totaled $4.1 million, $5.5 million and $3.9 million in 2004, 2003 and 2002, respectively.

      Derivative Financial Instruments: We report all derivative instruments on the balance sheet at fair value and establish criteria for designation and assessment of the effectiveness of hedging relationships in accordance with SFAS No. 133. In 2002, we hedged a portion of our variable-rate debt by entering into an interest rate swap in which we agreed to exchange, at specified intervals, the calculated difference between fixed and variable interest amounts on $90 million of our debt. The swap, which was designated a cash flow hedge, matured on June 30, 2002. We recorded additional interest expense of $1.4 million during 2002 related to this contract. We have not entered into any other cash flow hedges or any fair value hedges since the swap expired.

      As noted earlier, we received a convertible note receivable in connection with the sale of our swimming pool and equipment business in May 2003. In accordance with SFAS No. 133, the conversion option is recorded at fair value with changes in the carrying amount recorded in the statement of operations.

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 —	Accounting Policies (Continued)

      Stock-based Compensation: We account for stock-based compensation under the intrinsic value method in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations. Compensation cost recorded for our Stock Plans (as defined in Note 8) approximated $3.8 million, $1.7 million and $2.8 million in 2004, 2003 and 2002, respectively. Had compensation cost for awards under our stock-based compensation plans been determined using the fair value method prescribed by FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), our net earnings (loss) and earnings (loss) per share would have been reduced to the pro forma amounts presented below:

	For the Fiscal Years Ended
	September 30,

	2004	2003	2002

	(in millions, except per
	share amounts)
Net earnings (loss), as reported	$28.5	$(31.1)	$40.9
Stock-based employee compensation expense, net of tax	2.2	1.0	1.8
Total stock-based employee compensation expense determined under fair value method, net of tax	(3.0)	(2.5)	(3.7)

Pro forma net earnings (loss)	$27.7	$(32.6)	$39.0

Earnings (loss) per share:
Basic — as reported	$0.38	$(0.42)	$0.55
Basic — pro forma	0.37	(0.44)	0.53

Diluted — as reported	$0.37	$(0.42)	$0.55
Diluted — pro forma	0.37	(0.44)	0.53

      These pro forma results are not necessarily indicative of results that may be expected in future periods since additional options may be granted and the estimated fair value of the stock options is assumed to be amortized to expense over the vesting periods.

      Earnings (Loss) Per Share: Net earnings (loss) per basic share is based on the weighted-average number of shares outstanding during each period, excluding the weighted average of restricted shares outstanding during each period (see Note 8). Net earnings (loss) per diluted share further assumes that, under the treasury stock method, any dilutive stock options are exercised, restricted stock awards are vested and any other dilutive equity instruments are converted.

      The information required to compute net earnings (loss) per basic and diluted share is as follows:

	For the Fiscal Years
	Ended September 30,

	2004	2003	2002

	(in millions)
Basic weighted-average number of common shares outstanding	75.0	74.6	73.8

Potential dilution of common shares	0.7	0.1	—

Diluted weighted-average number of common shares outstanding	75.7	74.7	73.8

      Options to purchase 1.0 million, 3.7 million and 4.7 million shares in the years ended September 30, 2004, 2003 and 2002, respectively, were not included in the computation of earnings (loss) per share because the exercise prices of these options exceeded the average market price of the common shares during the respective periods.

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 —	Accounting Policies (Continued)

      Comprehensive Earnings (Loss): Comprehensive earnings (loss) represents the change in stockholders’ equity from transactions and other events and circumstances arising from non-stockholder sources. Our comprehensive earnings (loss) consists of net earnings (loss), changes in cumulative foreign currency translation, changes in fair value of derivative instruments, changes in our minimum pension liability and changes in net unrealized gains (losses) on investments, all net of applicable income taxes.

      Accumulated other comprehensive loss consists of the following:

	Changes in
	Cumulative	Changes in	Changes in	Changes in	Accumulated
	Foreign	Fair Value	Minimum	Net Unrealized	Other
	Currency	of Derivative	Pension	Gain (loss) on	Comprehensive
	Translation	Instrument	Liability(1)	Investments(2)	Loss

	(in millions)
At September 30, 2001	$(28.4)	$(1.4)	$(1.0)	$—	$(30.8)
Fiscal 2002 change	3.4	1.4	(13.1)	—	(8.3)

At September 30, 2002	(25.0)	—	(14.1)	—	(39.1)
Fiscal 2003 change	21.4	—	(3.8)	12.8	30.4

At September 30, 2003	(3.6)	—	(17.9)	12.8	(8.7)
Fiscal 2004 change	16.3	—	(5.4)	(10.4)	0.5

At September 30, 2004	$12.7	$—	$(23.3)	$2.4	$(8.2)

(1)	The minimum pension liability adjustment is net of tax benefit of $1.0 million, $2.1 million and $7.6 million in 2004, 2003 and 2002, respectively.

(2)	The net unrealized gains (loss) on investments are primarily related to our equity investment in the buyer of Spear & Jackson, which is classified as available for sale at September 30, 2004. As of September 30, 2003 and 2004 we adjusted this investment to its market value and, as a result, recorded an unrealized loss in 2004 of $10.9 million, net of $6.4 million in taxes and an unrealized gain in 2003 of $12.8 million, net of $8.2 million in taxes.

      New Accounting Pronouncement: In November 2004, FASB Statement No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”), was issued. The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 will become effective for us beginning in fiscal 2006. We are in the process of assessing the impact SFAS No. 151 will have on our financial position and results of operations.

Note 3 — Dispositions and Discontinued Operations

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

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 — Dispositions and Discontinued Operations (Continued)

      In January 2002, we sold all of our remaining interests in Strategic Industries, including the notes we originally acquired in March 2000 when we sold a majority equity interest in several businesses to Strategic Industries, for net proceeds of $105.9 million.

      In February 2003, our Board of Directors adopted a formal disposal plan to dispose of our swimming pool and equipment, hearth and water systems businesses (the “2003 Disposal Plan”). In connection with the disposal plan, we recorded a charge in 2003 of $39.9 million, net of tax, which represents the difference between the historical net carrying value (including allocated goodwill of $7.2 million) and the estimated net realizable value of these businesses. We sold the swimming pool and equipment business in May 2003, the hearth business in June 2003 and the water systems business in October 2003.

      Each of these disposal plans qualified for treatment as discontinued operations. As of September 30, 2003, the assets and liabilities of the water systems business are included in assets held for sale and liabilities associated with assets held for sale, respectively. The assets of our water systems business included $5.0 million in net trade receivables, $6.3 million in inventories and $0.1 million in other current assets, and the liabilities included $2.6 million in trade accounts payable, $3.9 million in other current liabilities, and $2.2 million in other non-current liabilities.

      Also included in assets held for sale are properties of $3.6 million at September 30, 2004 and $5.4 million at September 30, 2003. These properties meet all of the criteria for classification as held for sale as required by SFAS No. 144. The properties are recorded at the lower of their carrying value or fair value less cost to sell.

      The operating income of these discontinued operations was not included in our results from continuing operations. Instead, the results were recorded as income (loss) from discontinued operations in the period in which they occurred in accordance with SFAS No. 144, or the results were included in the gain (loss) on the sale of the business in accordance with APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effect of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB No. 30”). Our 2001 Disposal Plan was accounted for in accordance with APB No. 30, while our 2003 Disposal Plan was accounted for in accordance with SFAS No. 144.

      Summarized results of the discontinued operations through the dates of sale are as follows:

	For the Fiscal Years Ended
	September 30,

	2004	2003	2002

	(in millions)
Net sales	$2.1	$66.9	$807.3
Operating (loss) income	(0.8)	(0.7)	34.7

      In accordance with EITF Issue No. 87-24, Allocation of Interest to Discontinued Operations, we allocated a portion of our interest expense to discontinued operations. Amounts allocated reflect the interest expense on the estimated amount of debt that was repaid as a result of the disposal transactions. Amounts reclassified were inconsequential in 2004 and were $1.0 million in both 2003 and 2002.

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 —	Impairment, Restructuring and Other Charges

      The principal components of impairment, restructuring and other charges are:

	For the Fiscal Years
	Ended September 30,

	2004	2003	2002

	(in millions)
Impairment of other assets	$4.9	$9.2	$—
Lease obligations and other commitments	4.7	(1.7)	4.1
Severance and related costs	12.7	12.4	3.1

	$22.3	$19.9	$7.2

Cash charges	$14.3	$7.4	$6.4
Non-cash charges	8.0	12.5	0.8

	$22.3	$19.9	$7.2

      Below is a summary of the impairment, restructuring and other charges we incurred in 2004 and 2003. Charges are recorded when a liability is incurred in accordance with FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”), FASB Statement No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS No. 144 or other applicable guidance.

	For the Fiscal Year Ended			For the Fiscal Year Ended
	September 30, 2004			September 30, 2003

	Restructuring			Restructuring
	and	Plant		and	Plant	Cost of
	Severance	Closure		Severance	Closure	Products
	Charges	Costs	Total	Charges	Costs	Sold	Total

	(in millions)			(in millions)
Bath Products:
Closure of Tupelo, MS facility	$2.2	$7.9	$10.1	$—	$—	$—	$—
Closure of Ford City, PA facility	2.4	0.9	3.3	—	—	—	—
Closure of Salem, OH facility	4.7	1.3	6.0	—	8.5	0.9	9.4
Closure of Plant City, FL facility	—	—	—	—	3.9	—	3.9
Consolidation of administrative functions	3.5	—	3.5	0.4	—	—	0.4
Dismissal of wholesale sales force	—	—	—	0.9	—	—	0.9

Sub-total Bath Products	12.8	10.1	22.9	1.3	12.4	0.9	14.6

Corporate Expenses:
Adjustment of estimated lease obligation	(0.6)	—	(0.6)	(3.2)	—	—	(3.2)
Corporate headquarters restructuring	—	—	—	8.5	—	—	8.5

Sub-total Corporate Expenses	(0.6)	—	(0.6)	5.3	—	—	5.3

	$12.2	$10.1	$22.3	$6.6	$12.4	$0.9	$19.9

      Each of the following actions is part of our previously announced plans related to our transformation to a focused operating company. Many of the initiatives are designed to improve margins in the Bath Products segment and the sanitary ware business specifically by eliminating high-cost manufacturing through lower-cost sourcing, eliminating unprofitable product lines and improving customer service.

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 —	Impairment, Restructuring and Other Charges (Continued)

2004 Initiatives

      In 2004, management approved a plan to close the Tupelo, MS plant as part of our ongoing initiatives to improve operating performance in our Bath Products business segment. We recorded $10.1 million in charges associated with the closure of the plant, which includes pension and post-employment benefits curtailments of $2.2 million and commitments related to exiting the facility of $3.0 million. In 2004, we performed a recoverability test of the long-lived assets and determined that an impairment charge of $4.9 million, which included an asset retirement obligation related to a landfill at the site, was required to reduce the carrying value of the Tupelo property, plant and equipment to its estimated fair value. The closure of the plant will result in the termination of approximately 255 employees and is expected to be completed by the end of third quarter of 2005.

      Management approved a plan in 2004 to downsize the Ford City, PA plant in an effort to eliminate high-cost manufacturing through lower-cost sourcing. As a result, we recorded $3.3 million of charges during 2004. Included in the charges were $1.5 million in severance related to the termination of approximately 200 employees and $0.9 million in pension and post-employment benefit curtailments. The downsizing is expected to be substantially completed by December 2004.

2003 Initiatives

      In 2003, management initiated a plan to close the Salem, OH plant, which was completed in 2004. We recorded charges of $6.0 million in 2004 and $9.4 million in 2003 as a result of this initiative. In 2003, we performed a recoverability test of the long-lived assets and determined that an impairment charge of $5.2 million was required to reduce the carrying value of these long-lived assets to their estimated fair value. The estimated fair value of the plant was determined based on the value of comparable plants in the area. The 2003 charges also included a pension and post-employment benefit curtailment charge of $3.0 million, a $0.3 million charge for other commitments related to exiting the facility and $0.9 million charged to cost of products sold related to scrapped inventory. The 2004 charges relate to severance and facility exit costs. As a result of this plant closing, approximately 253 employees were terminated.

      In 2003, we adopted a plan to consolidate and relocate of a number of administrative functions into a shared services operations center in Dallas, TX in an effort to reduce costs in our Bath Products segment. In the third quarter of 2004, we added the customer service functions of our domestic whirlpool bath and spa businesses to the list of functions to be consolidated into this shared services center, which is expected to further decrease costs and improve customer satisfaction. We incurred severance charges of $3.5 million in 2004 and $0.4 million in 2003 related to 113 employees that were terminated in conjunction with these initiatives.

      The shared service center occupies a portion of the unused office space in Dallas, TX that had remained vacant since our closing of the Zurn Industries, Inc. (“Zurn”) corporate office. Favorable adjustments of $0.6 million and $3.2 million were recorded in 2004 and 2003, respectively, to reduce the associated accrual for lease costs that had originally been established in 2000 and increased in 2002 (see below) for the vacant leased space.

      In 2003, management also approved a plan to close our Plant City, FL spa manufacturing plant, which was closed in November 2003. During 2003, we recorded a $3.9 million charge associated with the closure of this facility. As a result of our decision to close the plant, we performed a recoverability test of the long-lived assets and determined that an impairment charge of $3.1 million was required to reduce the carrying value of the property, plant and equipment to their estimated fair value. The estimated fair value of the plant was determined based on the value of comparable plants in the area plus the book value of the equipment that was transferred to our Chino facility.

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 —	Impairment, Restructuring and Other Charges (Continued)

      Management also approved a plan in 2003 to replace our entire domestic sanitary bath wholesale sales force with independent manufacturer representatives to market our ELJER® brand products to the wholesale channel on a commission basis. As a result, we incurred $0.9 million in severance costs in 2003 related to the dismissal of 26 employees.

      In April 2003, management initiated a restructuring and consolidation of the corporate headquarters that included a number of management changes and the relocation and consolidation of the Jacuzzi headquarters in Walnut Creek, CA into our principal offices in West Palm Beach, FL. Upon approval of our Board of Directors and stockholders, we also changed our name from U.S. Industries, Inc. to Jacuzzi Brands, Inc. We incurred charges of $8.5 million during 2003 primarily for employee severance, lease termination costs, relocation expenses and other related exit costs.

2002 Initiatives

      In 2002, we recorded restructuring charges of $3.1 million associated with management changes within the segment previously reported as Bath & Plumbing. The restructuring charge consisted of $2.3 million in cash severance payments and $0.8 million in non-cash charges associated with the accelerated vesting of restricted stock. We also recorded restructuring charges of $0.7 million in our Plumbing Products segment to adjust reserves associated with a restructuring plan initiated in a prior year. Our estimates of the remaining product liability and warranty claims associated with these products required revision based on updated information.

      In 2002, we also recorded a charge of $3.4 million to increase reserves associated with a restructuring plan initiated in a prior year. The charge related to the Zurn corporate lease obligation. When we initially estimated our lease obligation in 2000, we assumed that we would be able to sublease portions of the space over the course of the lease. In 2002, it became apparent, based on market conditions, that the space would likely remain empty for the remaining term of the lease.

      The activity in the restructuring liability accounts by cost category is as follows:

	Lease and
	Contract	Severance
	Related	and Related	Total
	Costs	Costs	Costs

	(in millions)
At September 30, 2002	$8.8	$0.6	$9.4
2003 (credits) charges	(1.7)	9.1	7.4
Cash payments	(1.6)	(3.7)	(5.3)

At September 30, 2003	5.5	6.0	11.5
2004 charges	4.7	9.6	14.3
Cash payments	(2.3)	(11.1)	(13.4)

At September 30, 2004	$7.9	$4.5	$12.4

      At September 30, 2004, approximately $9.7 million of the reserves are included in the balance sheet caption “Accrued expenses and other current liabilities,” while the remaining $2.7 million are recorded in the balance sheet caption “Other liabilities.” We expect the remaining accruals to be paid with cash over the periods provided by the severance and lease agreements over the next three years.

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 —	Long-Term Debt

      Long-term debt consists of the following:

	At September 30,

	2004	2003

	(in millions)
Senior Notes	$380.0	$380.0
Bank Facilities:
Asset-based credit facility	2.5	23.9
Term loan	61.8	65.0
Other long-term debt	6.4	7.7

	450.7	476.6
Less: current maturities	(3.9)	(25.2)

	$446.8	$451.4

      On July 15, 2003, we completed a comprehensive re-financing of our corporate debt by closing on the issuance of $380.0 million in aggregate principal amount of 9.625% senior secured notes (the “Senior Notes”), as well as a new five-year $200.0 million asset-based revolving credit facility and a five-year $65.0 million term loan (collectively the “Bank Facilities”). The net proceeds from the Senior Notes, together with the initial borrowings under the Bank Facilities, were used to repay the debt and redeem senior notes that were outstanding at that time.

      On June 30, 2004, we amended our Bank Facilities, and on July 2, 2004, we made a $3.2 million payment to the bank permanently reducing our term loan to $61.8 million. The amendment provides for:

•	a reduction in the interest rate of our term loan from Prime plus 5.0%, with a minimum rate of 9.25%, to LIBOR plus 5.0%, with no minimum rate;

•	the elimination of annual prepayments on our term loan of $10.0 million, which were scheduled to begin in August 2005;

•	the elimination of annual prepayments on our term loan equal to 25% of our annual consolidated excess cash flow, as determined by the original loan agreement;

•	the extension of the maturity date of our term loan by one year to July 15, 2009; and

•	the elimination of all debt covenants except the requirement to maintain a minimum consolidated fixed charge coverage ratio. This requirement is applicable only if our availability under the asset-based credit facility falls below $20.0 million.

      This amendment was not considered a substantial modification of our debt under the guidance provided in EITF Issue No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments.

      The Senior Notes, which are due July 1, 2010 and require the payment of interest of $18.3 million on January 1 and July 1 of each year, were subject to registration with the Securities and Exchange Commission pursuant to a registration rights agreement. On February 17, 2004, we completed an offer to exchange new, registered Senior Notes for the then outstanding unregistered notes. The terms of the new, registered Senior Notes are identical, in all material respects, to the terms of the then outstanding unregistered notes, except that the new Senior Notes have been registered under the Securities Act, and the transfer restrictions and registration rights relating to the unregistered notes do not apply to the registered Senior Notes.

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 —	Long-Term Debt (Continued)

      We are restricted in the redemption of the Senior Notes per the terms of the agreement with the note holders (the “Agreement”). Prior to July 1, 2006, we can redeem up to 35% of the Senior Notes with the net cash proceeds of an equity offering, as defined in the Agreement. On and after July 1, 2007, we can redeem the Senior Notes subject to a redemption premium of 104.8% for the first 12 months and 102.4% for the following 12 months. On and after July 1, 2009, the Senior Notes can be redeemed at face value.

      Under the five-year asset-based revolving credit facility, we can borrow up to $200.0 million subject to a borrowing base consisting of eligible accounts receivable and eligible inventory, plus eligible trademarks. The initial amount of eligible trademarks of $20.0 million is being amortized evenly over the first two years of the facility as a reduction of the borrowing base. The interest rate under the facility is currently 2.25% over LIBOR or 0.25% over Prime. This rate will reset each quarter based on our Consolidated Leverage Ratio as defined in the agreement, and could range from 2.0% to 2.5% over LIBOR (“Applicable LIBOR Margin”). The weighted-average interest rate for 2004 was 3.98%.

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

      Certain of our existing and future domestic restricted subsidiaries guarantee the Senior Notes, jointly and severally, on a senior basis. The Senior Notes are secured by an eligible first lien on domestic property, plant and equipment, and a second lien on the assets that secure the Bank Facilities. The asset-based credit facility is secured by a first lien on accounts receivable, inventory, intangibles, the stock of our domestic subsidiaries and 65% of the stock of our first-tier foreign subsidiaries. In addition, the asset-based credit facility has a second lien on the property, plant and equipment securing the Senior Notes. The term loan is secured by the same assets that secure the asset-based credit facility, but the term loan will be paid on a “last out” basis following the payment of the obligations under the asset-based credit facility.

      We paid $45.2 million, $56.8 million and $69.7 million of interest on our borrowings in 2004, 2003 and 2002, respectively.

      Principal reductions of senior debt and other borrowings for the next five years ended September 30 and thereafter are as follows (in millions):

2005	$3.9
2006	1.5
2007	1.7
2008	1.8
2009	61.8
Thereafter	380.0

$450.7

Commitments

      At September 30, 2004, we had approximately $145.7 million available to be borrowed under the asset-based facility, of which we had utilized approximately $44.6 million (including $42.1 million of letters of credit), leaving $101.1 million available for additional borrowings. In addition, we have outstanding foreign commercial letters of credit of $1.8 million which do not affect availability under the asset-based facility.

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 —	Pension and Retirement Plans

Domestic Benefit Arrangements

      Prior to 2004, we sponsored a number of non-contributory defined benefit pension plans covering the majority of our U.S. employees. In 2004, all domestic pension plans were merged into a single pension plan. The benefits under this plan are based primarily on years of credited service and/or compensation as defined under the plan provisions. Our funding policy is to contribute amounts to the plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such additional amounts as we may determine to be appropriate from time to time.

      We also sponsor a number of defined contribution plans. Contributions relating to defined contribution plans are made based upon the respective plans’ provisions. Additionally, we provide health care and life insurance benefits to certain groups of retirees with most retirees contributing back to us a portion of our costs. These other post-employment benefit plans are presented as “Other Plans” in the tables that follow. We use a September 30 measurement date for the plans.

      The following table provides a reconciliation of changes in the projected benefit obligation, fair value of plan assets and the funded status of our defined benefit pension and other post-employment benefit plans to the amounts recorded in our balance sheets:

	Pension Plans		Other Plans
	at September 30,		at September 30,

	2004	2003	2004	2003

	(in millions)
Benefit obligation at beginning of year	$307.0	$267.2	$66.5	$45.3
Service cost	6.7	6.7	0.5	0.7
Interest cost	18.1	17.6	3.5	3.4
Plan amendments	14.8	0.7	(17.9)	(4.3)
Actuarial losses	11.4	29.5	8.3	28.3
Benefits paid	(19.2)	(15.8)	(8.0)	(4.8)
Curtailments	(0.3)	1.1	(0.6)	(2.1)

Benefit obligation at end of year	$338.5	$307.0	$52.3	$66.5

Fair value of plan assets at beginning of year	$342.5	$299.9	$—	$—
Actual return on plan assets	42.9	57.1	—	—
Contributions	3.6	1.3	8.0	4.8
Benefits paid	(19.2)	(15.8)	(8.0)	(4.8)

Fair value of plan assets at end of year	$369.8	$342.5	$—	$—

Plan assets in excess of (less than) projected benefit obligation	$31.3	$35.5	$(52.3)	$(66.5)
Unrecognized net actuarial losses	89.1	91.1	35.1	29.4
Unrecognized prior service cost (income)	16.3	4.9	(22.2)	(4.9)

	$136.7	$131.5	$(39.4)	$(42.0)

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 —	Pension and Retirement Plans (Continued)

	Pension Plans		Other Plans
	at September 30,		at September 30,

	2004	2003	2004	2003

	(in millions)
Prepaid benefits	$148.7	$146.4	$—	$—
Accrued benefits	(18.6)	(24.4)	(39.4)	(42.0)
Intangible assets	1.6	1.9	—	—
Accumulated other comprehensive income	5.0	7.6	—	—

	$136.7	$131.5	$(39.4)	$(42.0)

      Certain portions of the pension and other plans were amended in 2004 as a result of union negotiations. In 2004, the fair value of the pension plan’s assets exceeded its accumulated benefit obligation and projected benefit obligation at September 30, 2004. At September 30, 2003, one of the pension plans had an accumulated benefit obligation ($36.6 million) and projected benefit obligation ($39.8 million) in excess of the fair value of its plan assets of $12.3 million.

      The components of net periodic (income) expense for our domestic defined benefit pension and other plans are presented below:

				Other Plans
	Pension Plans			for the Fiscal Years
	for the Fiscal Years Ended			Ended
	September 30,			September 30,

	2004	2003	2002	2004	2003	2002

	(in millions)
Service cost	$6.7	$6.7	$8.5	$0.5	$0.7	$0.3
Interest cost	18.2	17.6	19.1	3.6	3.4	2.5
Expected return on plan assets	(31.8)	(32.3)	(40.8)	—	—	—
Prior service cost	0.9	0.6	1.0	(1.3)	—	(0.1)
Net actuarial loss (gain)	1.9	0.1	(1.9)	2.0	0.6	(1.3)
Curtailments/settlements	2.5	2.9	58.3	0.6	0.4	—

Periodic (income) expense of defined benefit plans	(1.6)	(4.4)	44.2	5.4	5.1	1.4
Net reclassification adjustment for discontinued operations	—	0.1	(56.0)	—	—	—

Net periodic (income) expense:
Defined benefit plans	(1.6)	(4.3)	(11.8)	5.4	5.1	1.4
Defined contribution plans	1.4	1.4	0.9	—	—	—

	$(0.2)	$(2.9)	$(10.9)	$5.4	$5.1	$1.4

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 —	Pension and Retirement Plans (Continued)

Assumptions

      The weighted-average assumptions used to determine the benefit obligation for our domestic defined benefit pension and other plans are as follow:

	Pension Plans			Other Plans
	at September 30,			at September 30,

	2004	2003	2002	2004	2003	2002

Discount rate	5.75%	6.00%	6.75%	5.75%	6.00%	6.75%
Rate of compensation increases	3.25%	3.25%	3.25%	—	—	—

      The weighted-average assumptions used to determine the net periodic pension (income) expense for our domestic defined benefit pension and other plans are as follow:

	Pension Plans			Other Plans
	for the Fiscal Years			for the Fiscal Years
	Ended September 30,			Ended September 30,

	2004	2003	2002	2004	2003	2002

Discount rate	6.00%	6.00%	6.75%	6.00%	6.00%	6.75%
Rate of compensation increases	3.25%	3.25%	3.25%	—	—	—
Expected rate of return on assets	8.75%	8.75%	8.75%	—	—	—

      The expected rate of return on assets is based on several factors. Such factors include current and expected target asset allocation, the historical experience of returns provided by plan assets, the evaluation of market conditions and interest rates, tolerance for risk within plan guidelines and cash requirements for benefit payments. In conjunction with our actuaries we analyze the foregoing factors as well as the advice of our pension investment advisors to develop the return on assets assumptions.

      The weighted-average annual assumed rate of increase in the per capita cost of covered benefits (i.e., the health care cost trend rate) for the other post-employment benefit plans was 10.0% for 2004 and 7.5% for 2003. The rate used as of September 30, 2004 was 10.0% and is assumed to decrease 0.5% a year to 5.0%. A one-percentage-point change in the assumed health care cost trend rate would have had the following effects as of and for the year ended September 30, 2004 (in millions):

Increase (Decrease)
Costs/Obligations

Effect of a 1% increase in the health care cost trend rate on:
Service cost plus interest cost	$0.3
Accumulated post-employment benefit obligation	3.2
Effect of a 1% decrease in the health care cost trend rate on:
Service cost plus interest cost	$(0.3)
Accumulated post-employment benefit obligation	(3.0)

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 —	Pension and Retirement Plans (Continued)

Plan Assets

      Our domestic defined benefit pension plan’s weighted-average asset allocations by asset category are as follows:

	At September 30,

	2004	2003

	(in millions)
Equity securities	$246.6	$212.2
Debt securities	99.6	119.8
Other	23.6	10.5

	$369.8	$342.5

      The overall investment strategy for our domestic pension plan is to manage the plan’s assets in a prudent and productive manner. The selected investment managers seek to increase the aggregate value of the assets under management while conscious of the need to preserve asset value. Reasonable consistency of returns is expected on a year-to-year basis. Active management strategies are used to meet investment objectives of the pension plan, which are to satisfy all pension benefit payments and to realize investment returns in excess of market indices. Consistent with these investment objectives, the plan has set the following range of target percentages for the allocation of plan assets by each major category.

Equity securities	45% – 75%
Debt securities	20% – 40%
Real estate	0% – 5%
Other	0% – 25%

      The assets for our domestic plan are included in a master trust which principally invests in listed stocks and bonds, including the common stock of our company. At September 30, 2004 and 2003, 1,333,100 shares of our common stock representing $12.4 million and $8.3 million of the master trust’s assets as of September 30, 2004 and September 30, 2003, respectively, were included in plan assets.

Expected Contributions and Benefit Payments

      We do not expect to make any contributions to our domestic defined benefit pension plan in 2005. Based on our assumptions discussed above, we expect to make the following estimated future benefit payments under the plans as follows:

	Pension	Other
	Plans	Plans

	(in millions)
2005	$16.7	$3.6
2006	17.0	3.7
2007	17.2	3.9
2008	18.0	4.1
2009	19.1	4.2
2010 – 2014	129.7	22.9

	$217.7	$42.4

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 —	Pension and Retirement Plans (Continued)

      The tables above and on the previous pages set forth the historical components of net periodic pension cost and a reconciliation of the funded status of the pension and other plans for our domestic employees. This information, however, is not necessarily indicative of the amounts we will recognize on a prospective basis.

      In 2004, we recorded a reduction to the minimum pension liability in accordance with FASB Statement No. 87, Employer’s Accounting for Pensions (“SFAS No. 87”), totaling $3.0 million ($1.9 million net of taxes) upon completion of our annual pension valuations. The adjustment to the minimum pension liability was included in accumulated other comprehensive loss as a direct charge to shareholders’ equity, net of related tax effect.

      In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Medicare Act”) was signed into law. The Medicare Act introduced a prescription drug benefit under Medicare Part D and a federal subsidy to sponsors of retirement health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In May 2004, FASB Staff Position No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FSP 106-2”), was issued. FSP 106-2, which provides guidance on accounting for the effects of the Medicare Act, requires companies eligible for Federal subsidies under the Medicare Act to recognize the expected benefit in their determination of the accumulated benefit obligation for their post-employment plans.

      FSP 106-2 became effective for us in the fourth quarter of 2004. Although detailed regulations necessary to implement the Medicare Act have not yet been finalized, we believe that certain drug benefits offered under our post-retirement health care plans will qualify for the subsidy under Medicare Part D. As such, the effects of the subsidy were factored into the 2004 plan valuation. The resulting reduction in the benefit obligation attributable to past service cost was approximately $0.1 million in 2004 and has been reflected as an actuarial gain. The reduction in benefit cost for 2005 related to the Medicare Act will be approximately $0.2 million.

Foreign Benefit Arrangements

      Our foreign defined benefit pension plans cover certain employees in our U.K. and Canadian operations. The following table provides a reconciliation of changes in the projected benefit obligation, the fair value of plan assets and the funded status of our foreign defined benefit pension plans with the amounts recognized on our balance sheets:

	At September 30,

	2004	2003

	(in millions)
Benefit obligation at beginning of year	$51.4	$43.0
Service cost	1.1	1.1
Interest cost	3.1	2.5
Employee contributions	0.8	0.5
Foreign currency exchange rate changes	4.4	3.0
Actuarial losses	9.6	2.7
Benefits paid	(1.2)	(1.4)

Benefit obligation at end of year	$69.2	$51.4

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 —	Pension and Retirement Plans (Continued)

	At September 30,

	2004	2003

	(in millions)
Fair value of plan assets at beginning of year	$35.5	$28.4
Actual return on plan assets	3.4	4.3
Foreign currency exchange rate changes	3.0	2.1
Employer contributions	2.1	1.6
Employee contributions	0.8	0.5
Benefits paid	(1.3)	(1.4)

Fair value of plan assets at end of year	$43.5	$35.5

Plan assets less than projected benefit obligation	$(25.7)	$(15.9)
Unrecognized net actuarial losses	36.2	24.4

	$10.5	$8.5

Accrued benefits	$(21.2)	$(12.5)
Accumulated other comprehensive income	31.7	21.0

	$10.5	$8.5

      The components of net periodic expense for our foreign defined benefit pension plans are presented below:

	For the Fiscal Years
	Ended September 30,

	2004	2003	2002

	(in millions)
Service cost	$1.1	$1.1	$0.8
Interest cost	3.2	2.5	2.5
Expected return on plan assets	(3.8)	(3.4)	(3.4)
Net actuarial loss	0.4	—	0.1

	$0.9	$0.2	$—

Assumptions

      The weighted-average assumptions used to determine the benefit obligation for our foreign defined benefit plans are as follow:

	At September 30,

	2004	2003	2002

Discount rate	5.75%	5.75%	5.75%
Rate of compensation increases	3.25%	3.25%	3.00%

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 —	Pension and Retirement Plans (Continued)

      The weighted-average assumptions used to determine the net periodic pension expense for our foreign defined benefit pension plans are as follow:

	For the Fiscal Years
	Ended September 30,

	2004	2003	2002

Discount rate	5.75%	5.75%	5.75%
Rate of compensation increases	3.00%	3.25%	3.00%
Expected rate of return on assets	8.00%	7.50%	7.50%

      The expected rate of return on assets is based on several factors. Such factors include current and expected target asset allocation, the historical experience of returns provided by plan assets, the evaluation of market conditions and interest rates, tolerance for risk within plan guidelines and cash requirements for benefit payments. Our actuaries and we analyze the foregoing factors as well as the advice of our pension investment advisor to develop the return on assets assumption.

Plan Assets

      Our foreign defined benefit pension plans’ weighted-average asset allocations by asset category are as follows:

	At September 30,

	2004	2003

	(in millions)
Equity securities	$34.4	$28.0
Debt securities	8.7	6.4
Other	0.4	1.1

	$43.5	$35.5

      The plan’s asset allocation strategy was determined with regard to the actuarial characteristics of the plan, in particular the strength of the funding position and the liability profile. It was based on the assumption that equity securities would outperform debt securities over the longer term. The trustees considered written advice from their investment advisers when choosing the plan’s asset allocation strategy.

Expected Contributions and Benefit Payments

      We expect to contribute $2.0 million to our foreign defined benefit pension plans in 2005. Based on our assumptions discussed above, we expect to make the following estimated future benefit payments under the plan as follows (in millions):

2005	$0.9
2006	1.0
2007	1.1
2008	1.1
2009	1.2
2010 – 2014	6.4

$11.7

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 —	Pension and Retirement Plans (Continued)

      In 2004, we recorded an additional minimum pension liability for our foreign plans in accordance with SFAS No. 87, totaling $11.7 million ($7.3 million net of taxes) upon completion of our annual pension valuations. The adjustment to the minimum pension liability was included in accumulated other comprehensive loss as a direct charge to shareholders’ equity, net of related tax effect.

Note 7 —	Income Taxes

      Earnings (loss) from continuing operations, before income taxes, consists of the following:

	For the Fiscal Years Ended
	September 30,

	2004	2003	2002

	(in millions)
United States	$18.2	$(17.8)	$(15.1)
Foreign	29.5	13.9	23.9

	$47.7	$(3.9)	$8.8

      The provision for (benefit from) income taxes attributable to our earnings (loss) from continuing operations before income taxes consists of the following:

	For the Fiscal Years Ended
	September 30,

	2004	2003	2002

	(in millions)
Current:
Federal	$(0.6)	$(14.3)	$—
State	1.6	1.7	3.2
Foreign	15.4	7.3	8.5
Deferred	2.2	(8.7)	(34.8)

	$18.6	$(14.0)	$(23.1)

      We were able to carry back net operating losses in 2002 for which we had previously established a valuation allowance in 2001 as a result of a change in tax law under the Job Creation and Worker’s Assistance Act of 2002. We had established the valuation allowance in 2001 to reflect the uncertainty of the future realization of losses recognized in connection with the 2001 Disposal Plan (see Note 3).

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 —	Income Taxes (Continued)

      The components of deferred income tax assets and liabilities are as follows:

	At September 30,

	2004	2003

	(in millions)
Deferred tax assets:
Accruals and allowances	$50.8	$36.3
Post-employment benefits	15.0	8.2
Property, plant and equipment	1.7	—
Inventory	0.6	—
Other	2.8	1.5
Foreign tax credits	18.2	11.4
Expected benefit from Disposal Plans & capital loss carryforwards	86.4	70.1

Gross deferred tax assets	175.5	127.5
Valuation allowance	(103.8)	(79.8)

Total deferred tax assets	71.7	47.7

Deferred tax liabilities:
Property, plant and equipment	—	5.9
Inventory	—	2.8
Net pension assets	39.2	12.2
Deductible goodwill	3.7	3.2
Purchased intangibles	22.2	24.2
Mark-to-market investments	1.4	8.2
Other	—	1.9

Total deferred tax liabilities	66.5	58.4

Net deferred tax asset (liability)	$5.2	$(10.7)

      We have established a valuation allowance principally related to deferred tax assets resulting from the losses recognized in connection with the 2001 Disposal Plan, foreign losses (ordinary) and U.S. foreign tax credits reflecting the uncertainty of the future realization of these assets. At September 30, 2004 and 2003, we had approximately $200.2 million in capital loss carryforwards in the U.S. for which we established a valuation allowance of $74.0 million and $70.1 million, respectively. These capital losses expire in 2007. In addition, we had foreign tax credit carryforwards of $18.2 million and $11.4 million at September 30, 2004 and 2003, respectively, for which we established valuation allowances of $18.2 million and $9.7 million at the end of 2004 and 2003, respectively. A substantial portion of these foreign tax credits will expire in 2011 and 2013. During 2004, we recognized the existence of U.K. and Canadian loss carryforwards and, at the same time, established full valuation allowances against them of $10.5 million and $1.1 million, respectively.

      During the first quarter of 2003, the IRS completed its examination of our federal income tax returns for 1995 through 1997. As a result of the audit settlement, a tax benefit of $13.6 million was recorded in 2003. The IRS did not include an interest calculation on the refund of taxes; therefore, interest income of $2.5 million was recorded once it was determined, which was in 2004. In early November 2003, the IRS informed us that it was ready to begin its audit of our returns for years after 1997. The IRS is only at the information gathering stage of the process and has not communicated any areas of concern. The IRS

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 —	Income Taxes (Continued)

anticipates completing their audit in June 2005. In addition, several states and various other countries have examinations either in the planning stages or currently underway, and one of our subsidiaries is also under audit by the IRS for 1997 and 1998, a period prior to our acquisition of that subsidiary.

      The number of years with open tax audits varies depending on the tax jurisdiction. A number of years may elapse before a particular matter is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe that our financial statements reflect the probable outcome of known tax contingencies.

      During the first quarter of 2004, a law was passed in Italy eliminating certain refunds of previously paid tax that would have been available when our Italian subsidiary declared a dividend. Under FASB Statement No. 109, Accounting for Income Taxes (“SFAS No. 109”), this $2.6 million dollar charge with an anticipated corresponding foreign tax credit is included in our tax provision in 2004.

      The deferred tax balances have been classified in the balance sheets as follows:

	At September 30,

	2004	2003

	(in millions)
Current assets	$30.3	$18.3
Current liabilities	—	(2.8)

Net current asset	30.3	15.5

Non-current assets	41.4	29.4
Non-current liabilities	(66.5)	(55.6)

Net non-current liability	(25.1)	(26.2)

Net deferred tax asset (liability)	$5.2	$(10.7)

      Our effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. The tax rate is sensitive to the jurisdiction where the income is earned since different jurisdictions will have different statutory tax rates. Significant judgment is required in determining our effective tax rate and in evaluation of our tax provisions. Despite our belief that our tax return positions are fully supportable, we estimate tax exposures and establish accruals when in our judgment we believe that certain positions are likely to be challenged and that we may not succeed. We adjust these reserves in light of changing facts and circumstances, such as the progress of a tax audit.

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 —	Income Taxes (Continued)

      The following is a reconciliation of income taxes at the federal statutory rate of 35% to the provision for (benefit from) income taxes attributable to continuing operations:

	For the Fiscal Years Ended
	September 30,

	2004	2003	2002

	(in millions)
Federal tax provision (benefit) computed at the statutory rate	$16.7	$(1.4)	$3.1
Foreign income tax differential	0.5	1.4	2.0
State income taxes (net of Federal benefit)	1.1	1.1	2.1
Resolution of tax contingencies	—	(13.6)	—
Other non-deductible items	0.4	—	(0.7)
Valuation allowance	0.6	(1.7)	(29.6)
Other, net	(0.7)	0.2	—

	$18.6	$(14.0)	$(23.1)

      Income taxes paid during 2004, 2003 and 2002 were $16.9 million, $18.0 million and $18.5 million, respectively.

Note 8 —	Employee Benefit Plans

Incentive Stock Plans

      We maintain stock incentive plans (the “Stock Plans”) that provide for the grants of stock options and restricted stock awards to our directors, officers and key employees. As of September 30, 2004, there were 3,441,122 shares of common stock reserved for issuance to directors, officers and key employees under our Stock Plans. Under these Stock Plans, stock options must be granted at an option price equal to the market value of the stock on the date of the grant. Options granted under this plan become exercisable over four years in equal annual installments after the date of grant, provided that the individual is continuously employed by our company. All options granted expire ten years from the date of grant. We had authorization under the Stock Plan to grant 4,264,270 additional stock awards at September 30, 2004. In the third quarter of 2004, we cashed-out options to purchase 469,887 shares of our common stock held by former employees for $0.4 million.

      At September 30, 2004 and 2003, respectively, we had 776,989 and 236,499 restricted shares of our common stock (“restricted stock awards”) outstanding. On March 17, 2004, in connection with an option exchange offer, we accepted for cancellation options to purchase 1,903,337 shares of our common stock, and granted 435,730 restricted stock awards in exchange. Participants tendered 100% of the options eligible to be exchanged. Later in 2004, an additional 215,000 restricted stock awards were granted to employees.

      Restricted stock awards granted in the last year vest in quarterly increments over four years. Restricted stock awards issued in prior years either vest in equal annual increments over five years or vest over seven years (either in thirds — on the third year, fifth year and seventh year — or solely at the end of the seventh year). Although subject to certain restrictions and forfeiture provisions, restricted stock awards are considered to be issued and outstanding common stock. The restricted stock award’s intrinsic value, which is determined on the date of the grant, is amortized over the vesting period in tranches consistent with our accounting policy of recognizing expense for awards with graded vesting under the expense attribution method described in FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. Unamortized compensation expense associated with the restricted stock awards is included in

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 —	Employee Benefit Plans (Continued)

our balance sheets as a separate component of stockholders’ equity. During 2004, 2003 and 2002, we recognized $2.1 million, $0.6 million and $2.3 million, respectively, of compensation expense associated with our restricted stock awards.

      In accordance with EITF No. 00-23, Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees, and FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, employee stock options issued within six months of the option exchange are considered replacement awards and are subject to variable accounting until the award is exercised, forfeited or canceled. As of September 30, 2004, there are 91,250 employee stock options being accounted for under these provisions. During 2004, less than $0.1 million of expense was recognized under these variable accounting provisions.

Retirement Savings Plans

      We have two 401(k) retirement savings plans that allow eligible employees to contribute up to 17% of their salaries, commissions and bonuses, up to $13,000 annually, to the plan on a pretax basis in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Matching contributions of common stock or cash that are made into the plan are equivalent to 50% of the first 6% of an employee’s contributions. During 2004, 2003 and 2002, $1.4 million, $1.4 million and $0.7 million, respectively, was recognized as compensation expense under these programs.

Accounting for Stock-Based Compensation

      We apply APB No. 25 and related Interpretations in accounting for our stock-based compensation plans. Thus, we use the intrinsic value method to determine the compensation cost for our stock-based awards. A summary of the status of and changes in our stock option plans for the last three years is presented below:

	2004		2003		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of year	5,190,202	$9.97	5,202,796	$11.88	6,170,932	$13.57
Granted	298,750	9.42	849,250	3.39	731,500	3.73
Exercised	(277,875)	—	(875)	3.82	—	—
Canceled/ expired	(2,570,518)	13.93	(860,969)	13.96	(1,699,636)	14.52

Outstanding at end of year	2,640,559	6.35	5,190,202	9.97	5,202,796	11.88

Exercisable at end of year	1,632,434	7.42	3,743,793	11.87	3,678,995	13.34

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 —	Employee Benefit Plans (Continued)

      The following table summarizes the status of the stock options outstanding and exercisable at September 30, 2004:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Range of Exercise Prices	Options	Life (in years)	Price	Options	Price

$2.20 to $5.49	1,178,375	7.6	$3.56	475,250	$2.20
$5.50 to $7.99	296,250	9.2	6.73	43,750	6.31
$8.00 to $9.42	1,164,334	1.6	9.09	1,111,834	9.11
$9.43 to $15.31	1,600	0.2	15.31	1,600	15.31

	2,640,559	5.1	6.35	1,632,434	7.42

      Had compensation cost for awards under our stock-based compensation plans been determined using the fair value method prescribed by SFAS No. 123, our net income (loss) and income (loss) per share would have been reduced to the pro forma amounts presented in Note 2. The pro forma information was determined using the Black-Scholes option-pricing model based on the following assumptions:

–	expected volatility rates of 66% for both 2004 and 2003 and 58% for 2002;

–	risk-free interest rates of 2.97% for 2004, 2.66% for 2003 and 3.99% for 2002;

–	expected option lives of 4 years for all three years; and

–	expected dividend yield of 0% for all three years.

      The weighted average fair values of options granted during 2004, 2003 and 2002 were $5.73, $4.03 and $1.80 per option, respectively.

Note 9 —	Capital Stock

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

      The Rights will expire on October 15, 2008 or 90 days following the date the Rights become exercisable, whichever is earlier. The Board of Directors has agreed to permit Southeastern Asset

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 — Capital Stock (Continued)

Management, Inc. and its managed funds to purchase up to 19.9% of the outstanding voting securities without causing the Rights to separate and become exercisable, and we have entered into a standstill agreement with Southeastern Asset Management containing limitations and restrictions on the voting and transfer of shares of common stock acquired in excess of 15%.

Note 10 —	Commitments and Contingencies

Operating Leases

      The table below shows our future minimum lease payments due under non-cancelable leases as of September 30, 2004. Certain of these leases contain stated escalation clauses while others contain renewal options. These minimum lease payments (presented in millions) have not been reduced by minimum sublease rental income of $1.7 million; however, they include facility leases that were accrued as restructuring costs (see Note 4).

2005	$9.3
2006	8.2
2007	6.0
2008	3.6
2009	3.0
Thereafter	19.4

$49.5

      Rent expense, including equipment rental, was approximately $16.9 million, $17.4 million and $18.2 million in 2004, 2003 and 2002, respectively.

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

Note 10 — Commitments and Contingencies (Continued)

the original activities that led to the contamination. No information currently available reasonably suggests that projected expenditures associated with any of these proceedings or any remediation of these sites will have a material adverse effect on our financial condition, results of operations or cash flows.

      As of September 30, 2004, we had accrued approximately $4.2 million ($0.7 million accrued as current liabilities and $2.5 million as non-current liabilities), including $0.8 million for discontinued operations, for environmental liabilities. These amounts have not been discounted. We accrue an amount for each case when the likelihood of an unfavorable outcome is probable and the amount of loss associated with such unfavorable outcome is reasonably estimable. We believe that the range of liability for these matters could reach $16.7 million if it included cases where the likelihood of an unfavorable outcome is only reasonably possible. We cannot predict whether future developments in laws and regulations concerning environmental protection or unanticipated enforcement actions will require material capital expenditures or otherwise affect our financial condition, results of operations or cash flows in a materially adverse manner, or whether our businesses will be successful in meeting future demands of regulatory agencies in a manner which will not have a material adverse effect on our financial condition, results of operations or cash flows.

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

      Litigation resulting from a dispute with the former owners of the Sundance Spas business has resulted in a judgment of approximately $5.1 million in our favor. The gain of $3.9 million resulting from the judgment is not included in the results of our operations in fiscal 2004 as it is still subject to appeal.

      In June 1998, we merged with Zurn, which now operates as one of our wholly-owned subsidiaries. At the time of our acquisition, Zurn had itself owned various subsidiaries. Zurn, along with many other unrelated companies, is a co-defendant in numerous asbestos related lawsuits pending in the U.S. Plaintiffs’ claims primarily allege personal injuries allegedly caused by exposure to asbestos used primarily in industrial boilers formerly manufactured by a segment of Zurn that has been accounted for as a discontinued operation. Zurn did not manufacture asbestos or asbestos components. Instead, Zurn purchased it from suppliers.

      Federal legislation has been proposed that would remove asbestos claims from the current tort system and place them in a trust fund system. This trust would be funded by the insurers and defendant companies. There can be no assurance as to when or if this or any other legislation will be passed and become law or what, if any, the financial impact it could have on Zurn.

      New claims filed against Zurn in fiscal 2004 were lower year-over-year. During fiscal 2004, approximately 25,000 new asbestos claims were filed against Zurn versus 32,400 in fiscal 2003. As of September 30, 2004, the number of asbestos claims pending against Zurn was approximately 75,500 compared to 59,000 as of September 30, 2003. The increase in pending claims is a result of new claims exceeding the number of claims newly resolved during the period. The claims are handled pursuant to a defense strategy funded by Zurn’s insurers. The pending claims against Zurn as of September 30, 2004 were included in approximately 5,872 lawsuits, in which Zurn and an average of 85 other companies are named as defendants, and which cumulatively allege damages of approximately $10.3 billion against all defendants.

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 —	Commitments and Contingencies (Continued)

Defense costs currently do not erode the coverage amounts in the insurance policies, although a few policies that will be accessed in the future may count defense costs toward aggregate limits.

      During fiscal 2004 and as of the end of such period, approximately 26,000 claims were paid and/or pending payment and approximately 4,900 claims were dismissed and/or pending dismissal. During fiscal 2003 and as of the end of such period, approximately 45,000 claims were paid and/or pending payment and approximately 3,000 claims were dismissed and/or pending dismissal. Since Zurn received its first asbestos claim in the 1980s, Zurn has paid or dismissed or agreed to settle or dismiss approximately 100,600 asbestos claims including dismissals or agreements to dismiss of approximately 10,600 of such claims through September 30, 2004 compared to 84,000 and 6,400 claims, respectively, through September 30, 2003.

      Zurn engaged an independent economic consulting firm with substantial experience in asbestos liability valuations to assist in the estimation of Zurn’s potential asbestos liability. At September 30, 2004, that firm estimated that Zurn’s potential liability for asbestos claims pending against it and for claims estimated to be filed through 2014 is approximately $171 million. That firm estimated Zurn will pay approximately $127.6 million through 2014 on such claims, with the balance of the estimated liability being paid in subsequent years. As discussed below in more detail, Zurn expects all such payments to be paid by its carriers. The estimated liability of $171 million is comprised of approximately (i) $12 million in claims that had been settled but unpaid as of September 30, 2004; (ii) $26 million in proposed settlements of certain pending and future claims; and (iii) $133 million for other pending and future claims. At September 30, 2003, it was estimated that Zurn’s potential liability for asbestos claims pending against it and for claims estimated to be filed through 2013 was approximately $160 million.

      These asbestos liability estimates were based on the current and anticipated number of future asbestos claims, the timing and amounts of asbestos payments, the status of ongoing litigation and the potential impact of defense strategies and settlement initiatives. However, there are inherent uncertainties involved in estimating the number of future asbestos claims, future settlement costs, and the effectiveness of Zurn’s defense strategies and settlement initiatives. In addition, Zurn’s current estimate could be adversely affected due to changes in law and other factors beyond its control. As a result, Zurn’s actual liability could exceed Zurn’s estimate described herein.

      Zurn’s current estimate of its asbestos liability of $171 million for claims filed through 2014 assumes that (i) its continuous vigorous defense strategy will remain effective; (ii) new asbestos claims filed annually against it will decline modestly through 2014; (iii) the values by disease will remain consistent with past experience; and (iv) its insurers will continue to pay defense costs without eroding the coverage amounts of its insurance policies. While Zurn believes there is evidence, in recent claims settlements, for such an impact of a successful defense strategy, if the defense strategy ultimately is not successful to the extent assumed by Zurn, the severity and frequency of asbestos claims could increase substantially above Zurn’s estimates. Further, while Zurn’s current asbestos liability is based on an estimate of claims through 2014, such liability may continue beyond 2014, and such liability could be substantial.

      Zurn estimates that its available insurance to cover its potential asbestos liability as of September 30, 2004 is approximately $302.1 million. Zurn estimated that its available insurance to cover its potential asbestos liability as of September 30, 2003 was approximately $314.0 million. The decrease in the amount of available insurance reflects the payments made during fiscal 2004 offset by a credit in the third quarter of fiscal 2004 of approximately $1.5 million from the carriers relating to claims processed in prior periods. Zurn believes, based on its experience in defending and dismissing such claims and the coverage available, that it has sufficient insurance to cover the pending and reasonably estimable future claims. This conclusion was reached after considering Zurn’s experience in asbestos litigation, the insurance payments made to date by Zurn’s insurance carriers, existing insurance policies, the industry ratings of the insurers and the advice of

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 —	Commitments and Contingencies (Continued)

insurance coverage counsel with respect to applicable insurance coverage law relating to the terms and conditions of those policies. As of September 30, 2004 and September 30, 2003, Zurn recorded a receivable from its insurance carriers of $171 million and $160 million, respectively, which corresponds to the amount of Zurn’s potential asbestos liability that is covered by available insurance and is probable of recovery.

      However, there is no assurance that $302.1 million of insurance coverage will ultimately be available or that Zurn’s asbestos liabilities will not ultimately exceed this amount. Factors that could cause a decrease in the amount of available coverage include changes in law governing the policies, potential disputes with the carriers on the scope of coverage, and insolvencies of one or more of Zurn’s carriers.

      Principally as a result of the past insolvency of certain of Zurn’s insurance carriers, coverage analysis reveals that certain gaps exist in Zurn’s insurance coverage, but only if and after Zurn uses approximately $230.1 million of its remaining approximate $302.1 million of insurance coverage. As noted above, the estimate of Zurn’s potential liability for asbestos claims pending against it and for claims estimated to be filed through 2014 is $171 million with the expected amount to be paid through 2014 being $127.6 million. In order to use approximately $277.1 million of the $302.1 million of its insurance coverage from solvent carriers, Zurn estimates that it would need to satisfy approximately $14 million of asbestos claims, with additional gaps of $80 million layered within the final $25 million of the $302.1 million of coverage. We will pursue, if necessary, any available recoveries on our approximately $148 million of coverage with insolvent carriers, which includes approximately $83 million of coverage attributable to the gaps discussed above. These estimates are subject to the factors noted above.

      After review of the foregoing with Zurn and its consultants, we believe that the resolution of Zurn’s pending and reasonably estimable asbestos claims will not have a material adverse effect on Zurn’s financial condition, results of operations or cash flows.

Note 11 — Segment Information

      We currently operate as three reportable business segments, consisting of the Bath Products segment, the Plumbing Products segment and the Rexair segment. Our Bath Products segment manufactures whirlpool baths, spas, showers, sanitary ware, including sinks and toilets, and bathtubs for the construction and remodeling markets. Our Plumbing Products segment manufactures professional grade drainage, water control, commercial brass and PEX piping products for the commercial and institutional construction, renovation and facilities maintenance markets. Our Rexair segment manufactures premium vacuum cleaner systems that are sold in the direct sales retail channel.

      The financial information of our segments is regularly evaluated by the chief operating decision makers in determining resource allocation and assessing performance and is periodically reviewed by our Board of Directors. We evaluate the performance of each business segment based on its operating results and, other than general corporate expenses, allocate specific corporate overhead to each segment. The same accounting policies are used throughout the organization (see Note 2).

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 — Segment Information (Continued)

      The following is a summary of our financial information by segment, reconciled to our consolidated totals.

	Bath	Plumbing			Consolidated
	Products	Products	Rexair	Corporate	Total

	(in millions)
Net Sales
2004	$934.4	$308.0	$104.8	$—	$1,347.2
2003	813.9	276.6	102.1	—	1,192.6
2002	711.9	257.8	98.6	—	1,068.3
Operating Income (Loss)(1)
2004	$26.5	$60.7	$27.3	$(18.0)	$96.5
2003	7.4	62.1	26.6	(14.9)	81.2
2002	26.7	51.3	27.4	(11.0)	94.4
Capital Expenditures
2004	$17.5	$3.5	$1.5	$0.8	$23.3
2003	14.5	1.7	2.9	0.1	19.2
2002	11.6	2.1	1.3	—	15.0
Depreciation and Amortization
2004	$15.4	$5.3	$3.3	$2.4	$26.4
2003	14.5	5.8	3.5	0.8	24.6
2002	14.0	5.4	4.2	2.5	26.1
Assets(2)
At September 30, 2004	$645.3	$183.2	$157.9	$385.4	$1,371.8
At September 30, 2003	612.5	163.9	153.4	407.0	1,336.8

(1)	Operating income (loss) for the Bath Products segment includes impairment, restructuring, and other charges of $22.9 million, $14.6 million, and $2.5 million in 2004, 2003 and 2002, respectively (see Note 4). Operating income (loss) for the Plumbing Products segment includes an $8.6 million sale of a technology license in 2003 and restructuring and other charges of $1.3 million in 2002. Corporate expenses include restructuring and other (credits) charges of $(0.6) million in 2004, $5.3 million in 2003 and $3.4 million in 2002.

(2)	Corporate assets include assets held for sale of $3.6 million and $16.8 million in 2004 and 2003, respectively.

      Aside from the operating income (loss) amounts noted above, our income from continuing operations includes interest income and expense, other income and expense items and income taxes, none of which are included in our measurement of segment operating profit. Corporate includes pension income of $10.3 million, $13.4 million and $17.1 million for 2004, 2003 and 2002, respectively. Corporate assets consist primarily of real property, assets held for sale, escrow deposits, cash and cash equivalents and other investments.

      Our operations are principally located in North America and Europe and to a lesser extent, in other regions of the world. Our country of domicile is the United States. Export sales represented 9%, 8% and 7% of total sales for 2004, 2003 and 2002, respectively. Principal international markets served include Europe, South America, Canada and Asia.

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 — Segment Information (Continued)

      The following table presents summarized financial information by geographic area:

	For the Fiscal Years Ended
	September 30,

	2004	2003	2002

	(in millions)
Net Sales
United States	$971.2	$884.0	$802.8
United Kingdom	240.0	191.0	154.8
Other foreign	136.0	117.6	110.7

	$1,347.2	$1,192.6	$1,068.3

Operating Income(1)
United States	$59.8	$48.2	$63.6
United Kingdom	12.6	11.2	6.6
Other foreign	24.1	21.8	24.2

	$96.5	$81.2	$94.4

Long-lived Assets (at period end)
United States	$363.9	$374.7
United Kingdom	91.9	88.6
Other foreign	10.5	10.3

	$466.3	$473.6

(1)	Operating income for the years ended September 30, 2004, 2003 and 2002 include impairment, restructuring and other charges of $22.3 million, $19.9 million, and $7.2 million, respectively, all of which relate to operations in the United States. Also included in 2003 is an $8.6 million sale of a license for certain technology that had been the subject of patent litigation. Corporate expenses are included in the United States.

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 —	Quarterly Financial Data (Unaudited)

      Summarized quarterly financial information for the fiscal years ended September 30, 2004 and 2003 is as follows (in millions, except per share amounts):

	For the Fiscal 2004 Quarters Ended				For the Fiscal 2003 Quarters Ended

	Dec. 31	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30

Net sales	$303.8	$332.9	$366.8	$343.7	$265.9	$283.8	$315.5	$327.4
Gross profit	92.1	98.1	116.9	105.8	81.0	90.9	94.1	92.2
Earnings (loss) from continuing operations	4.0	5.9	13.7	5.5	14.3	5.7	5.5	(15.4)
Net earnings (loss)	3.4	5.9	13.7	5.5	13.5	(33.4)	5.1	(16.3)
Earnings (loss) per basic common share:
Continuing operations	$0.05	$0.08	$0.18	$0.07	$0.19	$0.08	$0.07	$(0.21)
Net earnings (loss)	0.04	0.08	0.18	0.07	0.18	(0.45)	0.07	(0.22)
Earnings (loss) per diluted common share:
Continuing operations	$0.05	$0.08	$0.18	$0.07	$0.19	$0.08	$0.07	$(0.21)
Net earnings (loss)	0.04	0.08	0.18	0.07	0.18	(0.45)	0.07	(0.22)

      Operating income for the first quarter of 2004 includes a $0.9 million increase in the allowance for bad debts resulting from the bankruptcy of one of our distributors. Operating income for the second quarter 2004 includes a $4.1 million charge for non-performing customer notes incurred as a result of financial difficulties encountered by several of our Brazilian bath product distributors and $3.0 million of impairment, restructuring and other charges associated with the shut down of our Salem, OH cast iron plant and the downsizing of our Ford City, PA ceramic plant. Operating income for the quarter ended June 30, 2004 includes $3.2 million of restructuring charges associated with the shut down of the Salem, OH cast iron plant, the downsizing of the Ford City, PA ceramic plant and the continued consolidation of administrative functions in the Dallas, TX shared services center. The 2004 fourth quarter net earnings include $10.1 million of restructuring charges related to the shut down of our Tupelo, MS ceramic plant; $2.1 million related to the downsizing of our Ford City, PA ceramic plant; $0.2 million related to the shut down of the Salem, OH cast iron plant; and $1.4 million associated with the consolidation of our customer service center into the shared services functions in Dallas, TX.

      The quarter ended March 31, 2003 includes a $39.9 million charge to reduce the carrying value of our swimming pool and equipment, hearth and water systems businesses to their net realizable value pursuant to our 2003 Disposal Plan. It also includes revenues of $8.6 million related to the sale of a license for certain technology that had been the subject of patent litigation. The quarter ended September 30, 2003 includes debt issuance and other financing costs of $19.2 million. It also includes impairment, restructuring and other charges of $11.6 million.

Note 13 —	Supplemental Joint Issuer and Guarantor Financial Information

      The following represents the supplemental condensed consolidating financial statements of Jacuzzi Brands, Inc. (“JBI”), which is the issuer of our Senior Notes, the subsidiaries which are guarantors of the Senior Notes and our subsidiaries which are not guarantors of the Senior Notes as of September 30, 2004 and September 30, 2003 and for each of the three years in the period ended September 30, 2004. Certain of our existing and future domestic restricted subsidiaries guarantee the Senior Notes, jointly and severally, on a senior basis. The Senior Notes are secured by a first-priority lien on and security interest in substantially all of our domestic real property, plant and equipment (referred to as Notes Collateral). The Senior Notes are

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 —	Supplemental Joint Issuer and Guarantor Financial Information (Continued)

also secured by a second-priority lien on and security interest in the Bank Collateral (see Note 5). Separate condensed consolidated financial statements of each guarantor are not presented, as we have determined that they would not be material to investors.

	For the Fiscal Year Ended September 30, 2004

		Combined	Combined
		Guarantor	Non-Guarantor
	JBI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(in millions)
Net sales	$—	$990.3	$363.9	$(7.0)	$1,347.2
Operating costs and expenses:
Cost of products sold	—	688.2	253.1	(7.0)	934.3
Selling, general and administrative expenses	18.0	199.9	76.2	—	294.1
Impairment, restructuring and other charges	—	22.3	—	—	22.3

Operating (loss) income	(18.0)	79.9	34.6	—	96.5
Interest expense	(48.9)	(0.9)	(0.8)	—	(50.6)
Interest income	2.6	1.6	0.5	—	4.7
Intercompany interest (expense) income, net	(13.9)	14.0	(0.1)	—	—
Equity in earnings (losses) of investees, net	78.5	15.8	—	(94.3)	—
Other expense, net	(0.1)	(1.2)	(1.6)	—	(2.9)
Other intercompany income (expense), net	(0.1)	2.3	(2.2)	—	—

Earnings (loss) before income taxes and discontinued operations	0.1	111.5	30.4	(94.3)	47.7
Benefit from (provision for) income taxes	29.0	(33.9)	(13.7)	—	(18.6)

Earnings (loss) from continuing operations	29.1	77.6	16.7	(94.3)	29.1
(Loss) earnings from discontinued operations	(0.6)	(0.6)	(0.9)	1.5	(0.6)

Net earnings (loss)	$28.5	$77.0	$15.8	$(92.8)	$28.5

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 —	Supplemental Joint Issuer and Guarantor Financial Information (Continued)

	For the Fiscal Year Ended September 30, 2003

		Combined	Combined
		Guarantor	Non-Guarantor
	JBI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(in millions)
Net sales	$—	$900.9	$296.5	$(4.8)	$1,192.6
Operating costs and expenses:
Cost of products sold	—	633.3	205.9	(4.8)	834.4
Selling, general and administrative expenses	9.0	190.1	58.9	—	258.0
Impairment, restructuring and other charges	8.5	10.5	—	—	19.0

Operating (loss) income	(17.5)	67.0	31.7	—	81.2
Interest expense	(44.3)	(15.4)	(1.0)	—	(60.7)
Interest income	0.6	1.0	0.5	—	2.1
Intercompany interest (expense) income, net	(17.2)	22.9	(5.7)	—	—
Equity in earnings (losses) of investees, net	129.0	8.5	—	(137.5)	—
Minority interest (expense) income	(61.6)	61.6	—	—	—
Other expense, net	(10.0)	(16.8)	0.3	—	(26.5)
Other intercompany income (expense), net	0.3	10.8	(11.1)	—	—

(Loss) earnings before income taxes and discontinued operations	(20.7)	139.6	14.7	(137.5)	(3.9)
Benefit from (provision for) income taxes	30.8	(10.6)	(6.2)	—	14.0

Earnings (loss) from continuing operations	10.1	129.0	8.5	(137.5)	10.1
Loss (earnings) from discontinued operations	(41.2)	(41.2)	(26.0)	67.2	(41.2)

Net earnings (loss)	$(31.1)	$87.8	$(17.5)	$(70.3)	$(31.1)

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 —	Supplemental Joint Issuer and Guarantor Financial Information (Continued)

	For the Fiscal Year Ended September 30, 2002

		Combined
		Guarantor	Non-Guarantor
	JBI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(in millions)
Net sales	$—	$820.1	$253.7	$(5.5)	$1,068.3
Operating costs and expenses:
Cost of products sold	—	567.8	169.6	(5.5)	731.9
Selling, general and administrative expenses	20.4	162.8	51.6	—	234.8
Impairment, restructuring and other charges	—	7.2	—	—	7.2

Operating (loss) income	(20.4)	82.3	32.5	—	94.4
Interest expense	(36.7)	(37.1)	(0.9)	—	(74.7)
Interest income	3.0	0.9	0.7	—	4.6
Intercompany interest (expense) income, net	(12.1)	16.5	(4.4)	—	—
Management fee income (expense)	73.2	(73.2)	—	—	—
Equity in earnings (losses) of investees, net	8.0	15.7	—	(23.7)	—
Minority interest income (expense)	19.7	(19.7)	—	—	—
Other expense, net	(7.6)	(7.5)	(0.4)	—	(15.5)

Earnings (loss) before income taxes and discontinued operations	27.1	(22.1)	27.5	(23.7)	8.8
Benefit from (provision for) income taxes	4.8	30.1	(11.8)	—	23.1

Earnings (loss) from continuing operations	31.9	8.0	15.7	(23.7)	31.9
Earnings (loss) from discontinued operations	9.0	9.0	20.1	(29.1)	9.0

Net earnings (loss)	$40.9	$17.0	$35.8	$(52.8)	$40.9

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 —	Supplemental Joint Issuer and Guarantor Financial Information (Continued)

	At September 30, 2004

		Combined	Combined
		Guarantor	Non-Guarantor
	JBI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$0.9	$1.0	$37.7	$—	$39.6
Trade receivables, net	—	155.6	92.1	—	247.7
Inventories	—	152.8	42.6	—	195.4
Deferred income taxes	29.3	—	1.0	—	30.3
Assets held for sale	—	3.6	—	—	3.6
Other current assets	3.3	8.7	11.7	—	23.7

Total current assets	33.5	321.7	185.1	—	540.3
Property, plant and equipment, net	1.1	73.9	49.9	—	124.9
Pension assets	150.3	—	—	—	150.3
Insurance for asbestos claims	—	171.0	—	—	171.0
Goodwill	—	229.2	52.5	—	281.7
Other intangibles, net	—	59.7	—	—	59.7
Other non-current assets	26.8	16.9	0.2	—	43.9
Investment in subsidiaries/Intercompany receivable (payable), net	571.0	823.9	178.1	(1,573.0)	—

Total assets	$782.7	$1,696.3	$465.8	$(1,573.0)	$1,371.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$—	$21.1	$—	$21.1
Current maturities of long-term debt	2.5	1.4	—	—	3.9
Trade accounts payable	0.4	68.8	54.5	—	123.7
Income taxes payable	0.3	19.2	(1.2)	—	18.3
Liabilities associated with assets held for sale	—	—	—	—	—
Accrued expenses and other current liabilities	22.9	79.2	32.3	—	134.4

Total current liabilities	26.1	168.6	106.7	—	301.4
Long-term debt	441.8	5.0	—	—	446.8
Deferred income taxes	(11.5)	37.1	(0.5)	—	25.1
Asbestos claims	—	171.0	—	—	171.0
Other liabilities	37.2	73.2	28.0	—	138.4

Total liabilities	493.6	454.9	134.2	—	1,082.7
Stockholders’ equity	289.1	1,241.4	331.6	(1,573.0)	289.1

Total liabilities and stockholders’ equity	$782.7	$1,696.3	$465.8	$(1,573.0)	$1,371.8

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 —	Supplemental Joint Issuer and Guarantor Financial Information (Continued)

	At September 30, 2003

		Combined	Combined
		Guarantor	Non-Guarantor
	JBI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$0.2	$2.9	$28.1	$—	$31.2
Trade receivables, net	—	143.9	85.7	—	229.6
Inventories	—	127.6	37.4	—	165.0
Deferred income taxes	27.9	(12.4)	—	—	15.5
Assets held for sale	—	11.9	4.9	—	16.8
Other current assets	3.2	12.0	14.9	—	30.1

Total current assets	31.3	285.9	171.0	—	488.2
Property, plant and equipment, net	0.5	84.3	44.9	—	129.7
Pension assets	148.3	—	—	—	148.3
Insurance for asbestos claims	—	160.0	—	—	160.0
Goodwill	—	229.2	53.9	—	283.1
Other intangibles, net	—	60.8	—	—	60.8
Other non-current assets	28.7	37.9	0.1	—	66.7
Investment in subsidiaries/Intercompany receivable (payable), net	568.7	829.1	160.6	(1,558.4)	—

Total assets	$777.5	$1,687.2	$430.5	$(1,558.4)	$1,336.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$—	$23.5	$—	$23.5
Current maturities of long-term debt	23.9	1.3	—	—	25.2
Trade accounts payable	—	56.0	46.3	—	102.3
Income taxes payable	2.2	8.0	0.6	—	10.8
Liabilities associated with assets held for sale	—	6.4	2.3	—	8.7
Accrued expenses and other current liabilities	27.9	71.7	28.6	—	128.2

Total current liabilities	54.0	143.4	101.3	—	298.7
Long-term debt	445.0	6.4	—	—	451.4
Minority interest	—	91.5	—	(91.5)	—
Deferred income taxes	(6.2)	31.9	0.5	—	26.2
Asbestos claims	—	160.0	—	—	160.0
Other liabilities	29.0	97.0	18.8	—	144.8

Total liabilities	521.8	530.2	120.6	(91.5)	1,081.1
Stockholders’ equity	255.7	1,157.0	309.9	(1,466.9)	255.7

Total liabilities and stockholders’ equity	$777.5	$1,687.2	$430.5	$(1,558.4)	$1,336.8

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 —	Supplemental Joint Issuer and Guarantor Financial Information (Continued)

	For the Fiscal Year Ended September 30, 2004

		Combined	Combined
		Guarantor	Non-Guarantor
	JBI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(in millions)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$24.4	$(14.4)	$34.6	$—	$44.6
INVESTING ACTIVITIES:
Proceeds from sale of businesses	—	2.4	2.1	—	4.5
Purchases of property, plant and equipment	(0.8)	(14.7)	(7.8)	—	(23.3)
Proceeds from sale of property, plant and equipment	—	0.2	0.2	—	0.4
Proceeds from sale of excess real estate	3.2	0.3	—	—	3.5
Other investing activities	—	2.4	—	—	2.4
Net transfers with subsidiaries	(1.8)	15.2	—	(13.4)	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	0.6	5.8	(5.5)	(13.4)	(12.5)
FINANCING ACTIVITIES:
Proceeds from long-term debt	46.5	(0.1)	—	—	46.4
Repayment of long-term debt	(71.1)	(1.2)	—	—	(72.3)
Deposits into restricted cash collateral accounts	—	—	—	—	—
Withdrawals from restricted cash collateral accounts	—	—	—	—	—
Proceeds for the issuance of common stock for stock option exercises	0.9	—	—	—	0.9
Payment of debt issuance and other financing costs	(1.6)	0.1	—	—	(1.5)
Proceeds from notes payable, net	—	—	(4.4)	—	(4.4)
Net transfers with parent	—	1.8	(15.2)	13.4	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(25.3)	0.6	(19.6)	13.4	(30.9)
Effect of exchange rate changes on cash and cash equivalents	1.0	6.1	0.1	—	7.2

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	0.7	(1.9)	9.6	—	8.4
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	0.2	2.9	28.1	—	31.2

CASH AND CASH EQUIVALENTS AT END OF YEAR	$0.9	$1.0	$37.7	$—	$39.6

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 —	Supplemental Joint Issuer and Guarantor Financial Information (Continued)

	For the Fiscal Year Ended September 30, 2003

		Combined	Combined
		Guarantor	Non-Guarantor
	JBI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(in millions)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$6.6	$25.8	$42.5	$—	$74.9
INVESTING ACTIVITIES:
Proceeds from sale of businesses	—	107.1	13.4	—	120.5
Purchases of property, plant and equipment	(0.1)	(15.1)	(4.0)	—	(19.2)
Proceeds from sale of property, plant and equipment	—	0.2	—	—	0.2
Proceeds from sale of excess real estate	—	11.1	—	—	11.1
Net transfers with subsidiaries	(161.0)	49.0	—	112.0	—

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(161.1)	152.3	9.4	112.0	112.6
FINANCING ACTIVITIES:
Proceeds from long-term debt	127.0	—	—	—	127.0
Repayment of long-term debt	(227.2)	(222.1)	—	—	(449.3)
Deposits into restricted cash collateral accounts	(66.5)	—	—	—	(66.5)
Withdrawals from restricted cash collateral accounts	224.3	—	—	—	224.3
Proceeds from issuance of New Notes	380.0	—	—	—	380.0
Redemption of Old Notes	(250.0)	(125.0)	—	—	(375.0)
Payment of debt issuance and other financing costs	(33.2)	(12.4)	—	—	(45.6)
Proceeds from notes payable, net	—	—	7.2	—	7.2
Net transfers with parent	—	161.0	(49.0)	(112.0)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	154.4	(198.5)	(41.8)	(112.0)	(197.9)
Effect of exchange rate changes on cash and cash equivalents	—	12.3	(2.8)	—	9.5

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(0.1)	(8.1)	7.3	—	(0.9)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	0.3	11.0	20.8	—	32.1

CASH AND CASH EQUIVALENTS AT END OF YEAR	$0.2	$2.9	$28.1	$—	$31.2

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 —	Supplemental Joint Issuer and Guarantor Financial Information (Continued)

	For the Fiscal Year Ended September 30, 2002

		Combined	Combined
		Guarantor	Non-Guarantor
	JBI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(in millions)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(50.5)	$89.0	$33.6	$—	$72.1
INVESTING ACTIVITIES:
Proceeds from sale of businesses	—	368.8	19.4	—	388.2
Proceeds from sale of Strategic notes	105.9	—	—	—	105.9
Purchases of property, plant and equipment	—	(9.2)	(5.8)	—	(15.0)
Proceeds from sale of property, plant and equipment	—	1.4	0.1	—	1.5
Proceeds from sale of excess real estate	—	0.5	—	—	0.5
Other investing activities, net	—	1.3	—	—	1.3
Net transfers with subsidiaries	123.0	84.0	—	(207.0)	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	228.9	446.8	13.7	(207.0)	482.4
FINANCING ACTIVITIES:
Proceeds from long-term debt	67.2	5.3	—	—	72.5
Repayment of long-term debt	(125.0)	(373.3)	—	—	(498.3)
Deposits into restricted cash collateral accounts	(108.3)	(44.4)	—	—	(152.7)
Payment of debt issuance and other financing costs	(12.2)	—	—	—	(12.2)
Proceeds from notes payable, net	—	—	2.6	—	2.6
Net transfers with parent	—	(123.0)	(84.0)	207.0	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(178.3)	(535.4)	(81.4)	207.0	(588.1)
Effect of exchange rate changes on cash and cash equivalents	0.5	—	—	—	0.5

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	0.6	0.4	(34.1)	—	(33.1)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	(0.3)	10.6	54.9	—	65.2

CASH AND CASH EQUIVALENTS AT END OF YEAR	$0.3	$11.0	$20.8	$—	$32.1

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      We carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for recording, processing and summarizing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Our management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature can provide only reasonable assurance regarding management’s control objectives. There has been no change in our internal control over financial reporting during our fourth quarter, identified in connection with the evaluation referred to above, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Information concerning our executive officers is set forth in Item 1 of this Annual Report on Form 10-K under the caption “Executive Officers.”

      Information with respect to our directors is incorporated herein by reference to the information “Election of Directors” in our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 2005 Annual Meeting of Stockholders to be held on February 10, 2005 (the “Proxy Statement”).

      Information required by Item 401(h), 401(i) and 401(j) of Regulation S-K is incorporated herein by reference to the information under “Corporate Governance — Organization of the Board and its Committees” in the Proxy Statement.

      Information required by Item 405 of Regulation S-K is incorporated herein by reference to “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

      Information required by Item 406 of Regulation S-K is incorporated herein by reference to the information under the caption “Corporate Governance” in this Annual Report on Form 10-K and the Proxy Statement.

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

      Information with respect to principal accounting fees and services is incorporated herein by reference to the information under the caption “Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

      (a) The following documents are filed as a part of this report:

1. The financial statements listed in Item 8.

2. The financial statement schedule consists of the following:

II. Valuation and Qualifying Accounts

3. The exhibits listed in the “Index to Exhibits.”

      (b) Exhibits

INDEX TO EXHIBITS

Exhibit
Number		Exhibit

2.1		Amended and Restated Securities Purchase Agreement, dated as of March 24, 2000, by and among U.S. Industries, Inc., JUSI Holdings, Inc., Strategic Industries, LLC and Automotive Interior Products LLC (filed as Exhibit 10.1 to our Report on Form 8-K filed April 10, 2000)*
2.2		Agreement and Plan of Merger, dated February 16, 1998, among U.S. Industries, Inc., USI Atlantic, Zurn Industries, Inc. and certain other parties named therein (included as Appendix A-1 to the Merger Proxy)*
2.3		Stock and Asset Purchase Agreement dated as of March 19, 2002 among U.S. Industries, Inc., JUSI Holdings, Inc., USI Canada Inc. and Hubbell Incorporated (filed as Exhibit 2.1 of our Report on Form 8-K filed on May 10, 2002)*
2.4		Amendment No. 1 to Stock and Asset Purchase Agreement dated as of April 26, 2002 among JUSI Holdings, Inc. and Hubbell Incorporated (filed as Exhibit 2.2 of our Report on Form 8-K filed on May 10, 2002)*
2.5		Stock and Asset Purchase Agreement dated as of May 17, 2002 by and among U.S. Industries, Inc., Eljer Plumbingware, Inc., Selkirk, Inc., Selkirk Canada U.S.A., Inc., Selkirk Canada, Inc., Selkirk Acquisition Partners, L.P. and Tinicum Capital Partners, L.P. (filed as Exhibit 10.4 to our 10-Q filed August 13, 2002)*
2.6		Share Purchase Agreement dated as of August 2, 2002 among JUSI Holdings, Inc., U.S. Industries, Inc. and SiTeco Beteiligungs GmbH & Co KG (filed as Exhibit 2.1 to our Report on Form 8-K filed on October 24, 2002)*
2.7		Amendment Agreement dated as of August 2, 2002 among JUSI Holdings, Inc., U.S. Industries, Inc. and SiTeco Beteiligungs GmbH & Co KG (filed as Exhibit 2.2 to our Report on Form 8-K filed on October 24, 2002)*
2.8		Stock Purchase Agreement dated as of August 23, 2002 among USI Mayfair Limited and MegaPro Tools, Inc. and S and J Acquisition Corp. (filed as Exhibit 10.47(a) to our Report on Form 10-K filed on December 24, 2002)*
3	.1(a)	Form of Amended and Restated Certificate of Incorporation (filed as part of our Registration Statement No. 333-47101 on Form S-4 (the “1998 S-4”), as Appendix B-1 to the Joint Proxy Statement/ Prospectus (the “Merger Proxy”) included therein)*
3	.1(b)	Form of Certificate of Designations of Series A Junior Preferred Stock (filed as Exhibit (c) within the Rights Agreement filed as Exhibit (4) to our Report on Form 8-K filed October 16, 1998)*
3.2		Amended and Restated By-laws of our company (filed as Exhibit 3(ii) to the Form 10-Q filed Feb 16, 1999)*
3.3		Charters of subsidiary guarantors (filed as Exhibit 3.1 to the Form 10-Q filed February 12, 2004)*
3.4		Bylaws of subsidiary guarantors (filed as Exhibit 3.1 to the Form 10-Q filed February 12, 2004)*
4.1		Specimen form of certificate representing shares of Common Stock of U.S. Industries, Inc. (filed as Exhibit 4.1 to the Form 10 filed April 20, 1995 (the “Form 10”))*
4.2		Indenture dated July 15, 2003, between the Company as Issuer and Wilmington Trust Company as Trustee (filed as Exhibit 4.1 to our Report on Form 8-K filed on August 12, 2003)*
4.3		Loan and Security Agreement dated July 15, 2003, among the Company and other subsidiaries of the Company as party thereto as Loan Parties, Fleet Capital Corporation, Fleet Securities, Inc., Credit Suisse First Boston, Bank One, NA and Silver Point Finance LLC (filed as Exhibit 10.2 to the Form 10-Q filed on August 12, 2003)*
4.4		Guaranty Agreement, dated July 15, 2003, among the Company and other subsidiaries of the Company as party thereto as Guarantors, Fleet Capital Corporation and Various Banks named therein (filed as Exhibit 10.3 to the Form 10-Q filed on August 12, 2003)*
4.5		Pledge Agreement, dated July 15, 2003, among the Company and other subsidiaries of the Company as party thereto as Pledgors, Fleet Capital Corporation and Various Banks named therein (filed as Exhibit 10.4 to the Form 10-Q filed on August 12, 2003)*

Exhibit
Number	Exhibit

4.6	Intercreditor Agreement, dated July 15, 2003, by and among the Company and other subsidiaries of the Company as party thereto, Fleet Capital Corporation and Various Banks named therein and Wilmington Trust Company (filed as Exhibit 10.5 to the Form 10-Q filed on August 12, 2003)*
4.7	Class A Collateral Agreement, dated July 15, 2003, among the Company and other subsidiaries of the Company as party thereto as Grantors and Wilmington Trust Company as Collateral Agent (filed as Exhibit 10.6 to the Form 10-Q filed on August 12, 2003)*
4.8	Class B Collateral Agreement, dated July 15, 2003, among the Company and other subsidiaries of the Company as party thereto as Grantors and Wilmington Trust Company as Collateral Agent (filed as Exhibit 10.7 to the Form 10-Q filed on August 12, 2003)*
4.9	Class B Pledge Agreement, dated July 15, 2003, among the Company and other subsidiaries of the Company as party thereto as Pledgors and Wilmington Trust Company as Collateral Agent (filed as Exhibit 10.8 to the Form 10-Q filed on August 12, 2003)*
4.10	Collateral Agency Agreement, dated July 15, 2003, among the Company and other subsidiaries of the Company as party thereto, the Representatives and Unrepresented Holders as party thereto and Wilmington Trust Company, as Trustee and as Collateral Agent (filed as Exhibit 10.9 to the Form 10-Q filed on August 12, 2003)*
4.11	First Amendment to Loan and Security Agreement among Jacuzzi Brands, Inc., the other borrowers named on the signature page thereto, Fleet Capital Corporation, Silver Point Finance LLC, the Revolving Credit Lenders named therein, and the Term Loan B Lenders named therein dated October 10, 2003 (filed as Exhibit 10.53 to the Form 10-K filed on December 19, 2004)*
4.12	Supplement and First Amendment to Pledge Agreement among JBI Holdings Limited, the Pledgors party to the Pledge Agreement and Fleet Capital Corporation dated October 16, 2003 (filed as Exhibit 10.54 to the Form 10-K filed on December 19, 2004)*
4.13	Supplement to Guaranty and Guarantor Security Agreement between JBI Holdings Limited and Fleet Capital Corporation dated October 16, 2003 (filed as Exhibit 10.55 to the Form 10-K filed on December 19, 2004)*
4.14	Supplement and First Amendment to Class B Pledge Agreement among JBI Holdings Limited, the Pledgors party to the Class B Pledge Agreement and Wilmington Trust Company dated October 16, 2003 (filed as Exhibit 10.56 to the Form 10-K filed on December 19, 2004)*
4.15	Supplement to Class B Collateral Agreement among JBI Holdings Limited, the Grantors party to the Class B Collateral Agreement and Wilmington Trust Company dated October 16, 2003 (filed as Exhibit 10.57 to the Form 10-K filed on December 19, 2004)*
4.16	Supplement Indenture dated as of October 16, 2003 among JBI Holdings Limited, the Subsidiary Guarantors and Wilmington Trust Company (filed as Exhibit 10.58 to the Form 10-K filed on December 19, 2004)*
4.17	Second Amendment to Loan and Security Agreement among Jacuzzi Brands, Inc., the other borrowers named on the signature pages thereto, Fleet Capital Corporation, Silver Point Finance LLC, the Revolving Credit Lenders named therein, and the Term Loan B Lenders named therein dated June 30, 2004 (filed as Exhibit 10.1 to the Form 10-Q filed on August 12, 2004)*
10.1	Subscription Agreement, dated May 31, 1995, between Hanson PLC and USI Atlantic (filed as Exhibit 10.10 to the 1995 10-K)*
10.2	Tax Sharing and Indemnification Agreement, dated May 30, 1995, among HM Anglo-American Ltd., HM Holdings, Inc., Endicott Johnson Corporation, Kidde Industries, Inc., HMB Holdings Inc., Kaiser Cement Corporation, Spartus Corporation, USI Atlantic and USIAH (Filed as Exhibit 10.14 to the 1995 10-K)*
10.3	Tax Sharing and Indemnification Agreement, dated May 30, 1995, among HM Anglo-American Ltd., Quantum Chemical Corporation, Endicott Johnson Corporation, Spartus Corporation, USI Atlantic and USIAH (Filed as Exhibit 10.15 to the 1995 10-K)*
10.4	Indemnification Agreement, dated as of March 24, 2000, by and among Strategic Industries, LLC, U.S. Industries, Inc. and JUSI Holdings, Inc. (filed as Exhibit 10.2 to our Report on Form 8-K filed April 10, 2000)*

Exhibit
Number		Exhibit

10.5		Amended and Restated Subscription Agreement, dated as of March 24, 2000, by and among U.S. Industries, Inc., JUSI Holdings, Inc., Strategic Industries, LLC, Strategic Industries, Inc. and Automotive Interior Products LLC (filed as Exhibit 10.3 to our Report on Form 8-K filed April 10, 2000)*
10.6		Rexair Indemnification Agreement, dated as of March 24, 2000, by and among U.S. Industries, Inc., JUSI Holdings, Inc., Strategic Industries, LLC and Strategic Industries, Inc. (filed as Exhibit 10.4 to our Report on Form 8-K filed April 10, 2000)*
10	.7(a)	Employment Agreement dated February 22, 1995 between our company and David H. Clarke (filed as Exhibit 10.9 to the Form 10)*
10	.7(b)	First Amendment, dated June 12, 1995, to the Employment Agreement dated February 22, 1995 between our company and David H. Clarke (filed as Exhibit 10.19(b) to the 1995 10-K)*
10	.8(a)	Employment Agreement by and between our company and Francisco V. Puñal, dated as of December 15, 2001 (filed as Exhibit 10.9 to our 10-Q filed May 15, 2001)*
10	.8(b)	Amendment dated May 1, 2001 to the Employment Agreement between our company and Francisco V. Puñal (filed as Exhibit 10.19 (b) to our Form 10-K filed on December 24, 2002)*
10.9		Amended U.S. Industries, Inc. Stock Option Plan, as restated June 11, 1998 (filed as Exhibit 10.9 to the 1998 10-K)*
10.10		U.S. Industries, Inc. Supplemental Retirement Plan (filed as Exhibit 10.14 to the Form 10)*
10.11		U.S. Industries, Inc. Restricted Stock Plan, as restated June 11, 1998 (filed as Exhibit 10.11 to the 1998 10-K)*
10.12		U.S. Industries, Inc. Long-Term Incentive Plan (filed as Exhibit 10.15 to the Form 10)*
10.13		Rights Agreement dated as of October 15, 1998 between our company and the Chase Manhattan Bank, as Rights Agent (filed as Exhibit (4) to our Report on Form 8-K filed October 16, 1998)*
10.14		Stock and Asset Purchase Agreement dated as of December 21, 2001, by and among JUSI Holdings, Inc., Spear & Jackson plc, USI Global Corp., USI Canada Inc., U.S. Industries, Inc. and ATT Acquisition Co. (filed as Exhibit 10.33 to the 2001 10-K)*
10	.15(a)	Employment Agreement, March 31, 2000, of Steven C. Barre (filed as Exhibit 10.12(a) to the 2000 10-K)*
10	.15(b)	Letter Agreement, dated November 3, 2000 between our company and Steven C. Barre (filed as Exhibit 10.12(b) to the 2000 10-K)*
10	.15(c)	First Amendment, dated September 11, 2001, to the Employment Agreement dated March 31, 2001 between the Company and Steven C. Barre (filed as Exhibit 10.34(c) to the 2001 10-K)*
10.16		Amendment No. 1 to the Stock and Asset Purchase Agreement dated as of January 14, 2002 among JUSI Holdings, Inc., Spear & Jackson plc, USI Global Corp., USI Canada Inc., U.S. Industries, Inc. and ATT Acquisition Co. (filed as Exhibit 2.2 of our Report on Form 8-K filed on January 18, 2002)*
10.17		Escrow Agreement dated as of April 26, 2002 among U.S. Industries, Inc., JUSI Holdings, Inc. and Hubbell Incorporated (filed as Exhibit 2.3 of our Report on Form 8-K filed on May 10, 2002)*
10.18		Tax Sharing and Indemnification Agreement effective as of March 19, 2002 among U.S. Industries, Inc., JUSI Holdings, Inc., USI Canada Inc. and Hubbell Incorporated (filed as Exhibit 2.4 of our Report on Form 8-K filed on May 10, 2002)*
10.19		Stockholders Agreement dated as of September 6, 2002 among MegaPro Tools, Inc. and the stockholders party thereto (filed as Exhibit 10.47(b) to our Report on Form 10-K filed on December 24, 2002)*
10.20		Standstill Agreement dated as of December 5, 2002 between U.S. Industries, Inc., and Southeastern Asset Management, Inc. Subsidiaries of U.S. Industries, Inc. (filed as Exhibit 10.48 to our Report on Form 10-K filed on December 24, 2002)*
10.21		Standstill Agreement dated as of December 5, 2002 between U.S. Industries, Inc. and Southeastern Asset Management, Inc. (filed as Exhibit 10.48 to the Form 10-K filed on December 24, 2002)*
10.22		Employment Agreement by and between the Company and Donald C. Devine dated April 21, 2003 (filed as Exhibit 10.10 to the Form 10-Q filed on August 12, 2003)*

Exhibit
Number	Exhibit

10.23	Employment Agreement by and between the Company and Jeffrey B. Park dated April 21, 2003 (filed as Exhibit 10.11 to the Form 10-Q filed on August 12, 2003)*
10.24	Charge over Shares Agreement between Jacuzzi Brands, Inc. and Fleet Capital Corporation dated October 16, 2003 (filed as Exhibit 10.51 to the Form 10-K filed on December 19, 2004)*
10.25	Charge over Shares Agreement between Jacuzzi Brands, Inc. and Wilmington Trust Company dated October 16. 2003 (filed as Exhibit 10.52 to the Form 10-K filed on December 19, 2004)*
10.26	Jacuzzi Brands, Inc. 2004 Stock Incentive Plan (filed as Appendix B to our Definitive Proxy Statement on Schedule 14A on January 6, 2004)*
10.27	First Amendment to the Jacuzzi Brands, Inc. 2004 Stock Incentive Plan (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on October 7, 2004)*
10.28	Amended and Restated Non-Employee Director Deferred Compensation Plan (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 7, 2004)*
10.29	Transition Agreement between the registrant and David H. Clarke, dated December 8, 2004 (filed as Exhibit 10.1 to our Current Report on Form 8-K/A filed on December 9, 2004)
10.30	Employment Agreement between the registrant and Donald C. Devine, dated December 8, 2004 (filed as Exhibit 10.2 to our Current Report on Form 8-K/A filed on December 9, 2004)
10.31	Change of Control Agreement between the registrant and Donald C. Devine, dated December 8, 2004 (filed as Exhibit 10.3 to our Current Report on Form 8-K/A filed on December 9, 2004)
14.1	Amendment to Code of Business Conduct and Ethics dated October 12, 2004 (filed as Exhibit 99 to our Current Report on Form 8-K filed on October 18, 2004)*
21.1	Subsidiaries of Jacuzzi Brands, Inc.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
25.1	Separate Company Financial Statements
As described elsewhere herein, certain of our existing and future domestic restricted subsidiaries guarantee the 9.625% senior notes, jointly and severally, on a senior basis. These notes are secured by a first-priority lien on and security interest in substantially all of our domestic real property, plant and equipment (referred to as Notes Collateral). They are also secured by a second-priority lien on and security interest in the Bank Collateral, which consists of existing and future domestic subsidiaries and 65% of the capital stock of, or other equity interest in, existing and future first-tier foreign subsidiaries and substantially all of the other assets (other than the assets that constitute the Notes Collateral), in each case that are held by Jacuzzi Brands, Inc. or any of our subsidiary guarantors. Our legal structure utilizes subsidiary holding companies at various levels to hold the shares of its operating subsidiaries. The consolidated financial statements of five of our subsidiary holding companies are presented separately, as each entity constitutes a “substantial portion” of the collateral (within the meaning of the Security and Exchange Commission’s Regulation S-X Rule 3-16) for our 9.625% senior notes. Accordingly, the consolidated financial statements of JBI Holdings Limited, USI American Holdings, Inc., USI Mayfair Limited, Rexair, Inc., Zurn Industries, Inc. and JUSI Holdings, Inc. are included herein.
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

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of December, 2004.

JACUZZI BRANDS, INC.

By:	/s/ DAVID H. CLARKE

David H. Clarke
Chairman of the Board and
Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, and on the date set forth above.

Signature	Title

/s/ DAVID H. CLARKE David H. Clarke	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ JEFFREY B. PARK Jeffrey B. Park	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ FRANCISCO V. PUÑAL Francisco V. Puñal	Vice President and Controller (Principal Accounting Officer)

/s/ BRIAN C. BEAZER Brian C. Beazer	Director

/s/ DONALD C. DEVINE Donald C. Devine	Director, President and Chief Operating Officer

/s/ VERONICA M. HAGEN Veronica M. Hagen	Director

/s/ JOHN J. MCATEE, JR. John J. McAtee, Jr.	Director

/s/ CLAUDIA E. MORF Claudia E. Morf	Director

/s/ SIR HARRY SOLOMON Sir Harry Solomon	Director

/s/ ROYALL VICTOR III Royall Victor III	Director

/s/ THOMAS B. WALDIN Thomas B. Waldin	Director

/s/ ROBERT R. WOMACK Robert R. Womack	Director

SCHEDULE II

JACUZZI BRANDS, INC

VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C	Column D	Column E

			Deductions —
	Balance at	Additions —	Write-offs,	Balance at
	Beginning	Charged to	Payments	End of
Description	of Period	Expense	and Other	Period

	(In millions)
Allowance for doubtful accounts:
2004	$9.0	$5.4	$(5.4)	$9.0
2003	8.4	5.8	(5.2)	9.0
2002	8.1	3.3	(3.0)	8.4

      All other schedules have been omitted because they are inapplicable, not required or the information is included elsewhere herein.