Form 10-Q
period 2005-01-01
JACUZZI BRANDS INC
filed 2005-02-09
CIK 1056874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                        For the quarterly period ended January 1, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                        For the transition period from ___to ___

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
Yes ☑ No ☐

As of January 31, 2005 Jacuzzi Brands, Inc. had one class of common stock, of which 76,700,721 shares were outstanding.

JACUZZI BRANDS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

JACUZZI BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share data)
(unaudited)

	Three Months Ended
	December 31,
	2004	2003

Net sales	$313.1	$303.8
Operating costs and expenses:
Cost of products sold	217.6	211.7
Selling, general and administrative expenses	73.7	69.7
Restructuring charges	2.8	2.7

Operating income	19.0	19.7

Interest expense	(12.1)	(13.0)
Interest income	1.0	0.5
Other income (expense), net	0.7	(0.7)

Earnings before income taxes	8.6	6.5

Provision for income taxes	(3.2)	(2.5)

Earnings from continuing operations	5.4	4.0

Discontinued operations:
Loss from operations (net of tax benefit of $0.2)	—	(0.6)

Net earnings	$5.4	$3.4

Basic earnings (loss) per share:
Continuing operations	$0.07	$0.05
Discontinued operations	—	(0.01)

	$0.07	$0.04

Diluted earnings (loss) per share:
Continuing operations	$0.07	$0.05
Discontinued operations	—	(0.01)

	$0.07	$0.04

The accompanying notes are an integral part of these statements.

JACUZZI BRANDS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31,	September 30,
	2004	2004
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$37.2	$39.6
Trade receivables, net	223.6	247.7
Inventories	215.6	195.4
Deferred income taxes	30.7	30.3
Assets held for sale	3.6	3.6
Other current assets	29.2	23.7

Total current assets	539.9	540.3

Property, plant and equipment, net	127.0	124.9
Pension assets	150.5	150.3
Insurance for asbestos claims	171.0	171.0
Goodwill	285.2	281.7
Other intangibles, net	59.4	59.7
Other non-current assets	43.6	43.9

TOTAL ASSETS	$1,376.6	$1,371.8

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable	$24.5	$21.1
Current maturities of long-term debt	4.8	3.9
Trade accounts payable	105.1	123.7
Income taxes payable	21.9	18.3
Accrued expenses and other current liabilities	132.9	134.4

Total current liabilities	289.2	301.4

Long-term debt	446.8	446.8
Deferred income taxes	23.7	25.1
Asbestos claims	171.0	171.0
Other non-current liabilities	138.5	138.4

Total liabilities	1,069.2	1,082.7

Commitments and contingencies
Stockholders’ equity	307.4	289.1

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,376.6	$1,371.8

The accompanying notes are an integral part of these statements.

JACUZZI BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three months ended
	December 31,
	2004	2003

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(3.9)	$3.5

INVESTING ACTIVITIES:
Proceeds from sale of business, net	—	4.4
Purchases of property, plant and equipment	(4.2)	(3.9)
Proceeds from sale of real estate	—	3.0

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(4.2)	3.5

FINANCING ACTIVITIES:
Proceeds from long-term debt	8.1	19.9
Repayment of long-term debt	(7.2)	(23.9)
Payment of financing fees	—	(1.3)
Payment to cancel options	(0.2)	—
Increase (decrease) in notes payable, net	2.1	(4.3)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2.8	(9.6)

Effect of exchange rate changes on cash and cash equivalents	2.9	1.0

DECREASE IN CASH AND CASH EQUIVALENTS	(2.4)	(1.6)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	39.6	31.2

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$37.2	$29.6

The accompanying notes are an integral part of these statements.

JACUZZI BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions)
(unaudited)

Note 1-Basis of Presentation

We manufacture and distribute a broad range of consumer and industrial products through our operating subsidiaries in three business segments – Bath Products, Plumbing Products and Rexair. Please refer to Note 13 regarding our business segments.

We operate on a 52- or 53-week fiscal year ending on the Saturday nearest to September 30. The three-month periods presented in our condensed consolidated financial statements reflect the 13-or 14-week periods ending on the Saturday nearest December 31 of the respective year, but are presented as of December 31 for convenience. The fiscal quarter periods presented in this report on Form 10-Q, which consist of the 13 weeks ended December 31, 2004 (also referred to as the “first quarter of 2005”) and the 14 weeks ended December 31, 2003 (also referred to as the “first quarter of 2004”), are unaudited. However, in our opinion, these financial statements reflect all normal, recurring adjustments necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. These interim financial statements are condensed, and thus, do not include all of the information and footnotes required by accounting principles generally accepted in the United States for presentation of a complete set of financial statements. The balance sheet as of October 2, 2004 (referred to as of September 30, 2004 for convenience) has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements.

These interim results are not necessarily indicative of the results that should be expected for the full year. For a better understanding of Jacuzzi Brands, Inc. and our financial statements, the condensed interim financial statements should be read in conjunction with our audited consolidated financial statements for the year ended October 2, 2004, which are included in our 2004 Annual Report on Form 10-K, filed on December 10, 2004.

Any potential variable interest entity (“VIE”) in which we hold a variable interest has been assessed to determine whether the VIE should be consolidated into our results based on criteria established by the Financial Accounting Standards Board (“FASB”) in Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46”). We have evaluated our interests in our wholly-owned subsidiaries and continue to consolidate them under the guidelines set forth in ARB No. 51, Consolidated Financial Statements, and FASB Statement No. 94, Consolidation of All Majority-Owned Subsidiaries. We have also completed an evaluation of all of our variable interests and believe that we do not have any interests in variable interest entities, as defined by FIN 46. However, even after exhaustive efforts, we have been unable to obtain information from Woodlands Ventures, LLC (“Woodlands”), a property developer from whom we obtained a $9.3 million note receivable upon the sale of a piece of property in October 2002, that would allow us to assess whether the entity is a VIE. We will continue to make exhaustive efforts to obtain the information necessary to complete our evaluation. We believe it is highly unlikely that we would be considered the primary beneficiary if it is determined that Woodlands is a VIE.

Certain amounts have been reclassified in our prior year consolidated financial statements to conform them to the presentation used in the current year.

Note 2- New Accounting Pronouncements

In December 2004, the FASB issued Statement No. 153, Exchange of Non-monetary Assets an Amendment of APB Opinion No. 29 (“SFAS No. 153”). This Statement amends APB Opinion No. 29, Accounting for Non-monetary Transactions, to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under this Statement, a non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 will become effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect the adoption of SFAS No. 153 to have a material impact on our financial position or results of operations.

In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). This statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and its related implementation guidance.

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 2- New Accounting Pronouncements (continued)

Under SFAS No. 123R, entities are required to recognize the cost of an equity award based on its fair value at the date of grant. The cost, which is calculated in a similar manner to the pro forma calculation shown in Note 9, is recognized over the attribution period, which is the expected period of benefit. SFAS No. 123R is effective for periods beginning after June 15, 2005.   SFAS No. 123R allows a company to choose among three different methods of adoption, which range from full restatement of prior period results to prospective application beginning in the period of adoption. We are currently in the process of assessing the impact on our financial position and results of operations of alternative fair value methodologies and alternative methods of adoption.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (the “Act”) (“FSP No. 109-1”), and FASB Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP No. 109-2”). FSP No. 109-1 provides that the tax deduction on qualified production activities allowed under the Act should be treated as a special deduction rather than a tax rate deduction. The Act allows us to begin taking this deduction beginning in fiscal 2006. We have not yet assessed the impact these potential tax deductions will have on our financial position and results of operations. FSP No. 109-2 provides accounting and disclosure guidance for a special one-time dividends received deduction allowed on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. This guidance became effective for us in the first quarter of 2005; however, it allows for an exception to the requirement to reflect in the period of enactment the effect of a new tax law. We have a policy of repatriating foreign earnings. In addition, various provisions under the Internal Revenue Code have created situations that result in “deemed” dividends. We have not completed our evaluation of the potential benefits of these deductions under the Act. We anticipate completing our study in the fourth quarter of 2005. The law requires that we distribute the “deemed” dividends before any dividends are eligible for the tax deduction. We currently have approximately $25.2 million of “deemed” dividends that have not been distributed. As of September 30, 2004, we had approximately $16.1 million of repatriated earnings that would qualify for the new dividend deduction. Given the level of actual and “deemed” dividends over the past five years, we do not expect the impact to be material to our financial position or results of operations.

In November 2004, FASB Statement No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”), was issued. The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. SFAS No. 151 will become effective for us beginning in fiscal 2006. We are in the process of assessing the impact that SFAS No. 151 will have on our financial position and results of operations.

Note 3-Inventories

Inventories consist of the following:

	December 31,	September 30,
	2004	2004
Finished products	$145.8	$132.1
In-process products	15.2	13.1
Raw materials	54.6	50.2

	$215.6	$195.4

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 4-Goodwill and Other Intangible Assets

As of December 31, 2004, we had goodwill of $285.2 million compared to $281.7 million at September 30, 2004. The increase in the goodwill balance is due to exchange rate fluctuations.

Identifiable intangible assets, which are included in the Rexair segment, are comprised of:

		December 31, 2004		September 30, 2004
	Estimated	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Life	Amount	Amortization	Amount	Amortization
Patented technology	10 years	$2.6	$0.9	$2.6	$0.8
Distributor network	40 years	36.0	3.0	36.0	2.8
Trade name	Indefinite	24.7	—	24.7	—

Total identifiable intangible assets		$63.3	$3.9	$63.3	$3.6

Note 5-Long-Term Debt

Long-term debt consists of the following:

	December 31,	September 30,
	2004	2004
Senior Notes	$380.0	$380.0
Bank Facilities:
Asset-based credit facility	3.4	2.5
Term loan	61.8	61.8
Other long-term debt	6.4	6.4

	451.6	450.7
Less: current maturities	(4.8)	(3.9)

Long-term debt	$446.8	$446.8

The 9.625% senior secured notes (“Senior Notes”) have been registered with the Securities and Exchange Commission under the Securities Act, are due on July 1, 2010 and require the payment of interest of $18.3 million on January 1 and July 1 of each year.

The term loan matures July 15, 2009 and bears interest at LIBOR plus 5.0%. The weighted-average interest rate associated with the term loan was 7.25% for the first quarter of 2005 and 9.25% for the first quarter of 2004. The asset-based credit facility matures on July 15, 2008 and currently bears interest at 2.25% over LIBOR or 0.25% over prime. The weighted-average interest rate associated with the asset-based credit facility was 5.3% for the first quarter of 2005 and 3.9% for the first quarter of 2004.

Under the asset-based credit facility, we can borrow up to $200.0 million subject to a borrowing base consisting of eligible accounts receivable and eligible inventory, plus eligible trademarks. At December 31, 2004, we had approximately $135.6 million available to be borrowed under the asset-based facility, of which we had utilized approximately $44.9 million (including $41.5 million of letters of credit), leaving $90.7 million available for additional borrowings. In addition, we have outstanding foreign commercial letters of credit of $2.3 million which do not affect availability under the asset-based credit facility.

We paid $2.1 million of interest on our borrowings in the first quarter of 2005. Additional information regarding our long-term debt structure can be found in our 2004 Annual Report on Form 10-K, filed on December 10, 2004.

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 6-Commitments and Contingencies (continued)

Warranties

We record a reserve for future warranty costs based on current unit sales, historical experience and management’s judgment regarding anticipated rates of warranty claims and cost per claim. The adequacy of the recorded warranty reserves is assessed each quarter and adjustments are made as necessary. The specific terms and conditions of the warranties vary depending on the products sold and the countries in which we do business. Changes in our warranty reserves during the first quarter of 2005 are as follows:

At September 30, 2004	$23.4
Warranty accrual	3.9
Cash payments	(3.9)

At December 31,2004	$23.4

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

We have sold a number of assets and businesses over the last several years and have, on occasion, provided indemnifications for liabilities relating to product liability, environmental, insurance and other claims. We have recorded reserves totaling approximately $20.9 million as of December 31, 2004 for asserted and potential unasserted claims related to these liabilities. These amounts have not been discounted.

We have an agreement with a third party financing company to repurchase any new or salable spas returned to us within twelve months of the original sale date. The costs associated with this agreement have been minimal to date.

Environmental Matters

We are subject to numerous foreign, federal, state and local laws and regulations concerning such matters as zoning, health and safety and protection of the environment. Laws and regulations protecting the environment may in certain circumstances impose “strict liability,’’ rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. In addition, from time to time, we may receive notices of violation or may be denied applications for environmental licenses or permits because the practices of the operating unit are not consistent with regulations or ordinances.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 6-Commitments and Contingencies (continued)

We are investigating and remediating contamination at a number of present and former operating sites under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA’’ or “Superfund’’), the Federal Resource Conservation and Recovery Act or comparable state statutes or agreements with third parties. These proceedings are in various stages ranging from initial investigations to active settlement negotiations to the cleanup of sites. We have been named as a potentially responsible party at a number of Superfund sites under CERCLA or comparable state statutes. Under these statutes, responsibility for the entire cost of cleanup of a contaminated site can be imposed upon any current or former site owner or operator, or upon any party who sent waste to the site, regardless of the lawfulness of the original activities that led to the contamination. No information currently available reasonably suggests that projected expenditures associated with any of these proceedings or any remediation of these sites will have a material adverse effect on our financial condition, results of operations or cash flows.

As of December 31, 2004, we had accrued approximately $4.6 million ($1.4 million accrued as current liabilities and $3.2 million as non-current liabilities), including $1.6 million for discontinued operations, for environmental liabilities. These amounts are net of $9.4 million held in escrow and have not been discounted. We accrue an amount for each case when the likelihood of an unfavorable outcome is probable and the amount of loss associated with such unfavorable outcome is reasonably estimable. We believe that the range of liability for these matters could reach $14.5 million if it included cases where the likelihood of an unfavorable outcome is only reasonably possible. We cannot predict whether future developments in laws and regulations concerning environmental protection or unanticipated enforcement actions will require material capital expenditures or otherwise affect our financial condition, results of operations or cash flows in a materially adverse manner, or whether our businesses will be successful in meeting future demands of regulatory agencies in a manner which will not have a material adverse effect on our financial condition, results of operations or cash flows.

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

Litigation resulting from a dispute with the former owners of the Sundance Spas business resulted in a judgment in May 2004 of approximately $5.1 million in our favor. The gain of $3.9 million resulting from the judgment has not yet been included in the results of our operations as it is still subject to appeal.

In June 1998, we acquired Zurn Industries, Inc. (“Zurn”), which operates as one of our wholly-owned subsidiaries. At the time of the acquisition, Zurn had itself owned various subsidiaries. Zurn, along with many other unrelated companies, is a co-defendant in numerous asbestos related lawsuits pending in the U.S. Plaintiffs’ claims primarily allege personal injuries allegedly caused by exposure to asbestos used primarily in industrial boilers formerly manufactured by a segment of Zurn that has been accounted for as a discontinued operation. Zurn did not manufacture asbestos or asbestos components. Instead, Zurn purchased it from suppliers.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 6-Commitments and Contingencies (continued)

New claims filed against Zurn were lower period-over-period. During the first quarter of 2005, approximately 2,200 new asbestos claims were filed against Zurn versus 8,400 in the first quarter of 2004. As of December 31, 2004, the number of asbestos claims pending against Zurn was approximately 76,400 compared to 75,500 as of September 30, 2004. The increase in pending claims is a result of new claims exceeding the number of claims newly resolved during the period. The claims are handled pursuant to a defense strategy funded by Zurn’s insurers. The pending claims against Zurn as of December 31, 2004 were included in approximately 6,200 lawsuits, in which Zurn and an average of 113 other companies are named as defendants, and which cumulatively allege damages of approximately $9.8 billion against all defendants. Defense costs currently do not erode the coverage amounts in the insurance policies, although a few policies that will be accessed in the future may count defense costs toward aggregate limits.

During the first quarter of 2005 and as of the end of such period, approximately 15,328 claims were paid and/or pending payment and approximately 1,105 claims were dismissed and/or pending dismissal. During the first quarter of 2004 and as of the end of such period, approximately 21,800 claims were paid and/or pending payment and approximately 800 claims were dismissed and/or pending dismissal. Since Zurn received its first asbestos claim in the 1980s, Zurn has paid or dismissed or agreed to settle or dismiss approximately 101,500 asbestos claims including dismissals or agreements to dismiss of approximately 11,300 of such claims through December 31, 2004.

Zurn used an independent economic consulting firm with substantial experience in asbestos liability valuations to assist in the estimation of Zurn’s potential asbestos liability. At September 30, 2004, that firm estimated that Zurn’s potential liability for asbestos claims pending against it and for claims estimated to be filed through 2014 is approximately $171 million. That firm estimated Zurn will pay approximately $127.6 million through 2014 on such claims, with the balance of the estimated liability being paid in subsequent years. As discussed below in more detail, Zurn expects all such payments to be paid by its carriers. The estimated liability of $171 million is comprised of approximately (i) $12 million in claims that had been settled but unpaid as of the end of fiscal 2004; (ii) $26 million in proposed settlements of certain pending and future claims; and (iii) $133 million for other pending and future claims.

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

Zurn estimates that its available insurance to cover its potential asbestos liability as of December 31, 2004 is approximately $300 million. Zurn believes, based on its experience in defending and dismissing such claims and the coverage available, that it has sufficient insurance to cover the pending and reasonably estimable future claims. This conclusion was reached after considering Zurn’s experience in asbestos litigation, the insurance payments made to date by Zurn’s insurance carriers, existing insurance policies, the industry ratings of the insurers and the advice of insurance coverage counsel with respect to applicable insurance coverage law relating to the terms and conditions of those policies. As of December 31, 2004 and September 30, 2004, Zurn recorded a receivable from its insurance carriers of $171 million, which corresponds to the amount of Zurn’s potential asbestos liability that is covered by available insurance and is probable of recovery.

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 6-Commitments and Contingencies (continued)

However, there is no assurance that $300 million of insurance coverage will ultimately be available or that Zurn’s asbestos liabilities will not ultimately exceed this amount. Factors that could cause a decrease in the amount of available coverage include changes in law governing the policies, potential disputes with the carriers on the scope of coverage, and insolvencies of one or more of Zurn’s carriers.

Principally as a result of the past insolvency of certain of Zurn’s insurance carriers, coverage analysis reveals that certain gaps exist in Zurn’s insurance coverage, but only if and after Zurn uses approximately $228 million of its remaining approximate $300 million of insurance coverage. As noted above, the estimate of Zurn’s potential liability for asbestos claims pending against it and for claims estimated to be filed through 2014 is $171 million with the expected amount to be paid through 2014 being $127.6 million. In order to use approximately $275 million of the $300 million of its insurance coverage from solvent carriers, Zurn estimates that it would need to satisfy approximately $14 million of asbestos claims, with additional gaps of $80 million layered within the final $25 million of the $300 million of coverage. We will pursue, if necessary, any available recoveries on our approximately $148 million of coverage with insolvent carriers, which includes approximately $83 million of coverage attributable to the gaps discussed above. These estimates are subject to the factors noted above.

After review of the foregoing with Zurn and its consultants, we believe that the resolution of Zurn’s pending and reasonably estimable asbestos claims will not have a material adverse effect on Zurn’s financial condition, results of operations or cash flows.

Note 7 - Comprehensive Earnings

The components of comprehensive earnings are as follows:

	First Quarter
	2005	2004
Net earnings	$5.4	$3.4
Foreign currency translation adjustments arising during the period	11.8	14.7
Net unrealized loss on investments, net of tax	(0.2)	(7.3)

Comprehensive earnings	$17.0	$10.8

Note 8 - Earnings Per Share

The information required to compute net earnings per basic and diluted share is as follows:

	First Quarter
	2005	2004
Basic weighted-average number of common shares outstanding	75.0	74.8
Effect of potentially dilutive securities:
Stock options	0.5	0.4
Restricted stock	0.3	0.1

Diluted weighted-average number of common shares outstanding	75.8	75.3

Options to purchase 0.1 million and 3.6 million shares in the first quarter of 2005 and 2004, respectively, were not included in the computation of diluted earnings per share because the exercise prices of these options exceeded the average market price of the common shares during the respective periods.

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 9 - Employee Stock Options

We apply APB No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for our stock-based compensation plans. Thus, we use the intrinsic value method to determine the compensation cost for our stock-based awards. Had compensation cost for awards under our stock-based compensation plans been determined using the fair value method prescribed by SFAS No. 123, our net earnings and earnings per share would have been reduced to the pro forma amounts presented below:

	First Quarter
	2005	2004
Net earnings, as reported:	$5.4	$3.4
Stock-based employee compensation expense, net of tax	0.8	0.6
Total stock-based employee compensation expense determined under the fair value method, net of tax	(1.0)	(1.0)

Pro forma net earnings	$5.2	$3.0

Earnings per share:
Basic - as reported	$0.07	$0.04
Basic - pro forma	0.07	0.04
Diluted - as reported	$0.07	$0.04
Diluted - pro forma	0.07	0.04

These pro forma results are not necessarily indicative of results that may be expected in future periods since additional options may be granted and the estimated fair value of the stock options is assumed to be amortized to expense over the expected option lives.

The pro forma information above was determined using the Black-Scholes option-pricing model based on the following assumptions:

-	expected volatility rates of 63% for 2005 and 66% for 2004;

-	risk-free interest rates of 3.34% for 2005 and 2.81% for 2004;

-	expected option lives of 4 years for both years; and

-	expected dividend yield of 0% for both years.

On December 1, 2004, in connection with an option exchange offer, we accepted for cancellation options to purchase 926,859 shares of our common stock, in exchange for 79,259 restricted shares of our common stock (“restricted stock awards”) and $0.2 million in cash. Participants tendered 926,859 of the 936,834 options eligible for the exchange.

In accordance with EITF No. 00-23, Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees (“EITF 00-23”), and FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, employee stock options issued within six months of the option exchange are considered replacement awards and are subject to variable accounting until the award is exercised, forfeited or canceled. As of December 31, 2004, no stock options had been issued to employees associated with this exchange that were deemed to be replacement awards and therefore subject to variable accounting.

EITF 00-23 also provides that variable accounting be applied for those awards that are retained by employees because the offer is declined, and continues until the award is exercised, is forfeited, or expires unexercised. We did not record any compensation expense in the first quarter of 2005 associated with the retained options as the exercise price of those options were greater than the value of our common stock.

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 9 - Employee Stock Options (continued)

The restricted stock awards granted in connection with this exchange offer will vest in quarterly increments over the next three years. The restricted stock awards’ value of $0.8 million at the grant date is being amortized over the vesting period in tranches consistent with our accounting policy of recognizing expense for awards with graded vesting under the expense attribution method described in FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. During the first quarter of 2005, we recognized $0.1 million of amortization associated with these awards and $0.6 million of amortization associated with all outstanding restricted stock awards.

Note 10 - Pension and Retirement Plans

We sponsor a number of non-contributory defined benefit pension plans and a number of defined contribution plans. Additionally, we provide other post-retirement benefits, such as health care and life insurance benefits, to certain groups of retirees, with most retirees contributing a portion of our costs.

The components of net periodic expense (income) for our defined benefit pension and other post-retirement benefit plans are as follows:

	Pension Plans		Other Plans
	First Quarter		First Quarter
	2005	2004	2005	2004
Service cost	$2.0	$2.0	$0.1	$0.1
Interest cost	5.8	5.2	0.7	1.0
Expected return on plan assets	(8.8)	(8.9)	—	—
Amortization of prior service cost	0.4	0.1	(0.8)	(0.2)
Amortization of net actuarial loss	1.4	0.6	0.8	0.5

Periodic expense (income) of defined benefit plans	0.8	(1.0)	0.8	1.4
Defined contribution plans	0.4	0.3	—	—

Net periodic expense (income)	$1.2	$(0.7)	$0.8	$1.4

In the first quarter of 2005, net periodic expense related to our defined benefit plans was negatively impacted by a lower discount rate and increased amortization of net actuarial losses.

As of December 31, 2004, we have contributed $0.6 million to our foreign pension plans and expect to contribute another $1.6 million during the remainder of fiscal 2005.

Note 11 - Restructuring Costs

The activity in the restructuring liability accounts by cost category is as follows:

	Lease and	Severance
	Contract-Related	and Related	Total
	Costs	Costs	Costs
At September 30, 2004	$7.9	$4.5	$12.4
Charges	0.7	2.1	2.8
Cash payments	(1.4)	(1.2)	(2.6)

At December 31, 2004	$7.2	$5.4	$12.6

We recorded restructuring charges of $2.8 million during the first quarter of 2005. These charges related to the closures of our Salem, OH ($0.1 million) and Tupelo, MS ($0.7 million) plants, the downsizing of our Ford City, PA manufacturing plant ($0.5 million) and $1.5 million associated with the consolidation of administrative functions into our shared services center in Dallas, TX. We expect to incur approximately $3.8 million in additional restructuring charges related to these initiatives during the remaining three quarters of 2005.

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 11 - Restructuring Costs (continued)

Approximately $10.7 million of the accrued restructuring costs at December 31, 2004 are included in the balance sheet caption “Accrued expenses and other current liabilities,” while the remaining $1.9 million are recorded in the balance sheet caption “Other non-current liabilities.” We expect the remaining accruals to be paid with cash over the next three years as provided by the severance and lease agreements.

Note 12-Income Taxes

We provided for taxes on earnings from continuing operations at an effective tax rate of approximately 37% for the first quarter of 2005 and 39% in the first quarter of 2004. The reduced tax rate in 2005 resulted from a decrease in certain foreign tax rates and increased utilization of foreign tax credits. The Internal Revenue Service (“IRS”) has been conducting an audit of our tax returns for the fiscal years 1998 through 2002 since the first quarter of 2004. The IRS has not communicated any areas of concern or proposed adjustments that were not previously identified and accrued. The IRS anticipates completing their audit in June 2005.

Note 13-Segment Data

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

		Bath	Plumbing		Corporate	Consolidated
		Products	Products	Rexair	and Other	Total
Net Sales
First Quarter	2005	$212.5	$76.8	$23.8	$—	$313.1
	2004	211.9	67.2	24.7	—	303.8

Total Operating Income (Loss)
First Quarter	2005	$2.8	$15.2	$6.5	$(5.5)	$19.0
	2004	6.0	12.2	6.0	(4.5)	19.7

Capital Expenditures
First Quarter	2005	$3.1	$0.9	$0.1	$0.1	$4.2
	2004	2.3	0.7	0.7	0.2	3.9

Depreciation and Amortization
First Quarter	2005	$4.0	$1.2	$0.8	$1.2	$7.2
	2004	3.6	1.3	0.7	0.2	5.8

Restructuring Charges Included in Operating Income (Loss)
First Quarter	2005	$2.8	$—	$—	$—	$2.8
	2004	2.4	—	—	0.3	2.7

Assets
As of December 31, 2004		$678.7	$196.1	$155.3	$346.5	$1,376.6
As of September 30, 2004		670.5	197.4	158.3	345.6	1,371.8

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 14-Supplemental Joint Issuer and Guarantor Financial Information

The following represents the supplemental consolidating condensed financial statements of Jacuzzi Brands, Inc. (“JBI”), which is the issuer of our Senior Notes, the subsidiaries which are guarantors of the Senior Notes and our subsidiaries which are not guarantors of the Senior Notes as of December 31, 2004 and September 30, 2004 and for each of the three months ended December 31, 2004 and 2003. Certain of our existing and future domestic restricted subsidiaries guarantee the Senior Notes, jointly and severally, on a senior basis. The Senior Notes are secured by a first-priority lien on and security interest in substantially all of our domestic real property, plant and equipment (referred to as Notes Collateral). The Senior Notes are also secured by a second-priority lien on and security interest in the Bank Collateral (see our 2004 Annual Report on Form 10-K, filed on December 10, 2004). Separate consolidated financial statements of each guarantor are not presented, as we have determined that they would not be material to investors.

	For the Three Months Ended December 31, 2004
		Combined	Combined
		Guarantor	Non-Guarantor
	JBI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$225.0	$91.1	$(3.0)	$313.1
Operating costs and expenses:
Cost of products sold	—	156.5	64.1	(3.0)	217.6
Selling, general and administrative expenses	5.4	49.5	18.8	—	73.7
Restructuring charges	—	2.8	—	—	2.8

Operating (loss) income	(5.4)	16.2	8.2	—	19.0

Interest expense	(11.7)	(0.2)	(0.2)	—	(12.1)
Interest income	—	0.4	0.6	—	1.0
Intercompany interest (expense) income, net	(3.8)	3.7	0.1	—	—
Equity in earnings (losses) of investees, net	19.0	6.3	—	(25.3)	—
Other (expense) income, net	—	(1.3)	2.0	—	0.7
Other intercompany (expense) income, net	(0.1)	0.9	(0.8)	—	—

(Loss) earnings before income taxes and discontinued operations	(2.0)	26.0	9.9	(25.3)	8.6
Benefit from (provision for) income taxes	7.4	(7.0)	(3.6)	—	(3.2)

Net earnings	$5.4	$19.0	$6.3	$(25.3)	$5.4

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 14-Supplemental Joint Issuer and Guarantor Financial Information (Continued)

	For the Three Months Ended December 31, 2003
		Combined	Combined
		Guarantor	Non-Guarantor
	JBI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$224.0	$81.2	$(1.4)	$303.8
Operating costs and expenses:
Cost of products sold	—	157.1	56.0	(1.4)	211.7
Selling, general and administrative expenses	4.2	48.1	17.4	—	69.7
Impairment, restructuring and other charges	0.2	2.5	—	—	2.7

Operating (loss) income	(4.4)	16.3	7.8	—	19.7

Interest expense	(12.6)	(0.2)	(0.2)	—	(13.0)
Interest income	—	0.3	0.2	—	0.5
Intercompany interest (expense) income, net	(3.5)	3.2	0.3	—	—
Equity in earnings (losses) of investees, net	32.7	4.4	—	(37.1)	—
Minority interest (expense) income	(15.4)	15.4	—	—	—
Other income (expense), net	0.1	(2.0)	1.2	—	(0.7)
Other intercompany (expense) income, net	—	(0.4)	0.4	—	—

(Loss) earnings before income taxes and discontinued operations	(3.1)	37.0	9.7	(37.1)	6.5
Benefit from (provision for) income taxes	7.1	(5.2)	(4.4)	—	(2.5)

Earnings from continuing operations	4.0	31.8	5.3	(37.1)	4.0
(Loss) earnings from discontinued operations	(0.6)	(0.6)	—	0.6	(0.6)

Net earnings	$3.4	$31.2	$5.3	$(36.5)	$3.4

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 14-Supplemental Joint Issuer and Guarantor Financial Information (Continued)

	At December 31, 2004
		Combined	Combined
		Guarantor	Non-Guarantor
	JBI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$0.6	$(6.7)	$43.3	$—	$37.2
Trade receivables, net	—	125.3	98.3	—	223.6
Inventories	—	164.3	51.3	—	215.6
Deferred income taxes	7.0	21.9	1.8	—	30.7
Assets held for sale	—	3.6	—	—	3.6
Other current assets	3.7	10.7	14.8	—	29.2

Total current assets	11.3	319.1	209.5	—	539.9

Property, plant and equipment, net	1.1	72.2	53.7	—	127.0
Pension assets	150.5	—	—	—	150.5
Insurance for asbestos claims	—	171.0	—	—	171.0
Goodwill	—	229.2	56.0	—	285.2
Other intangibles, net	—	59.4	—	—	59.4
Other non-current assets	26.0	17.2	0.4	—	43.6
Investment in subsidiaries/ Intercompany receivable (payable), net	625.3	821.5	172.2	(1,619.0)	—

Total assets	$814.2	$1,689.6	$491.8	$(1,619.0)	$1,376.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$—	$24.5	$—	$24.5
Current maturities of long-term debt	3.4	1.4	—	—	4.8
Trade accounts payable	—	47.7	57.4	—	105.1
Income taxes payable	8.9	12.2	0.8	—	21.9
Accrued expenses and other current liabilities	28.6	69.8	34.5	—	132.9

Total current liabilities	40.9	131.1	117.2	—	289.2
Long-term debt	441.8	5.0	—	—	446.8
Deferred income taxes	(13.3)	37.6	(0.6)	—	23.7
Asbestos claims	—	171.0	—	—	171.0
Other non-current liabilities	37.4	71.2	29.9	—	138.5

Total liabilities	506.8	415.9	146.5	—	1,069.2
Commitments and contingencies Stockholders’ equity	307.4	1,273.7	345.3	(1,619.0)	307.4

Total liabilities and stockholders’ equity	$814.2	$1,689.6	$491.8	$(1,619.0)	$1,376.6

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 14-Supplemental Joint Issuer and Guarantor Financial Information (Continued)

	At September 30, 2004
		Combined	Combined
		Guarantor	Non-Guarantor
	JBI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$0.9	$1.0	$37.7	$—	$39.6
Trade receivables, net	—	155.6	92.1	—	247.7
Inventories	—	152.8	42.6	—	195.4
Deferred income taxes	29.3	—	1.0	—	30.3
Assets held for sale	—	3.6	—	—	3.6
Other current assets	3.3	8.7	11.7	—	23.7

Total current assets	33.5	321.7	185.1	—	540.3

Property, plant and equipment, net	1.1	73.9	49.9	—	124.9
Pension assets	150.3	—	—	—	150.3
Insurance for asbestos claims	—	171.0	—	—	171.0
Goodwill	—	229.2	52.5	—	281.7
Other intangibles, net	—	59.7	—	—	59.7
Other non-current assets	26.8	16.9	0.2	—	43.9
Investment in subsidiaries/ Intercompany receivable (payable), net	571.0	823.9	178.1	(1,573.0)	—

Total assets	$782.7	$1,696.3	$465.8	$(1,573.0)	$1,371.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$—	$21.1	$—	$21.1
Current maturities of long-term debt	2.5	1.4	—	—	3.9
Trade accounts payable	0.4	68.8	54.5	—	123.7
Income taxes payable	0.3	19.2	(1.2)	—	18.3
Accrued expenses and other current liabilities	22.9	79.2	32.3	—	134.4

Total current liabilities	26.1	168.6	106.7	—	301.4

Long-term debt	441.8	5.0	—	—	446.8
Deferred income taxes	(11.5)	37.1	(0.5)	—	25.1
Asbestos claims	—	171.0	—	—	171.0
Other liabilities	37.2	73.2	28.0	—	138.4

Total liabilities	493.6	454.9	134.2	—	1,082.7
Stockholders’ equity	289.1	1,241.4	331.6	(1,573.0)	289.1

Total liabilities and stockholders’ equity	$782.7	$1,696.3	$465.8	$(1,573.0)	$1,371.8

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 14-Supplemental Joint Issuer and Guarantor Financial Information (Continued)

	For the Three Months Ended December 31, 2004
		Combined	Combined
		Guarantor	Non-Guarantor
	JBI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$41.6	$(43.9)	$(1.6)	$—	$(3.9)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(0.1)	(2.5)	(1.6)	—	(4.2)
Net transfers with subsidiaries	(40.8)	(5.9)	—	46.7	—

NET CASH USED IN INVESTING ACTIVITIES	(40.9)	(8.4)	(1.6)	46.7	(4.2)

FINANCING ACTIVITIES:
Proceeds from long-term debt	8.1	—	—	—	8.1
Repayment of long-term debt	(7.2)	—	—	—	(7.2)
Payment to cancel options	(0.2)	—	—	—	(0.2)
Increase in notes payable, net	—	0.1	2.0	—	2.1
Net transfers with parent	—	—	5.9	(5.9)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	0.7	0.1	7.9	(5.9)	2.8

Effect of exchange rate changes on cash and cash equivalents	(1.7)	3.7	0.9	—	2.9

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(0.3)	(48.5)	5.6	40.8	(2.4)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	0.9	1.0	37.7	—	39.6

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$0.6	$(47.5)	$43.3	$40.8	$37.2

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 14-Supplemental Joint Issuer and Guarantor Financial Information (Continued)

	For the Three Months Ended December 31, 2003
		Combined	Combined
		Guarantor	Non-Guarantor
	JBI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(18.4)	$2.4	$19.5	$—	$3.5

INVESTING ACTIVITIES:
Proceeds from sale of businesses, net	—	2.3	2.1	—	4.4
Purchases of property, plant and equipment	(0.3)	(2.6)	(1.0)	—	(3.9)
Proceeds from sale of excess real estate	—	—	3.0	—	3.0
Net transfers with subsidiaries	26.0	14.3	—	(40.3)	—

NET CASH PROVIDED BY INVESTING ACTIVITIES	25.7	14.0	4.1	(40.3)	3.5

FINANCING ACTIVITIES:
Proceeds from long-term debt	19.9	—	—	—	19.9
Repayment of other long-term debt	(23.9)	—	—	—	(23.9)
Payment of financing fees	(1.3)	—	—	—	(1.3)
Decrease in notes payable, net	—	—	(4.3)	—	(4.3)
Net transfers with parent	—	(26.0)	(14.3)	40.3	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(5.3)	(26.0)	(18.6)	40.3	(9.6)

Effect of exchange rate changes on cash and cash equivalents	(0.3)	3.2	(1.9)	—	1.0

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1.7	(6.4)	3.1	—	(1.6)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	0.2	2.9	28.1	—	31.2

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1.9	$(3.5)	$31.2	$—	$29.6

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

Forward-looking information involves risks and uncertainties. This information is based on various factors and assumptions about future events that may or may not actually come true. As a result, our operations and financial results in the future could differ substantially from those we have discussed in the forward-looking statements in this Quarterly Report and other documents that have been filed or furnished with the Securities and Exchange Commission. In particular, various economic and competitive factors, including those outside our control, such as interest rates, foreign currency exchange rates, inflation rates, instability in domestic and foreign financial markets, acts of war, terrorist acts, outbreak of new diseases, consumer spending patterns, energy costs and availability, freight costs, availability of consumer and commercial credit, adverse weather, levels of residential and commercial construction, changes in raw material and component costs and the creditworthiness of our customers, insurers and investees, could cause our actual results during the remainder of fiscal 2005 and in future years to differ materially from those expressed in any forward-looking statement made in this Quarterly Report on Form 10-Q. In addition, under the heading “Critical Accounting Policies and Estimates” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K, we describe various estimates and assumptions that we make that affect the reported amounts of assets, liabilities, sales and expenses as well as the disclosure of contingent assets and liabilities. Future revisions to these estimates and assumptions may cause these amounts, when reported, to differ materially from those expressed in any forward-looking statement made in this Quarterly Report on Form 10-Q, particularly with respect to statements relating to pension and other post-retirement benefits, asbestos liabilities, self-insurance reserves, inventories and trade receivables. All subsequent written and oral forward-looking statements attributable to Jacuzzi Brands, Inc. and our subsidiaries are expressly qualified in their entirety by the foregoing factors.

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

Demand for our products is primarily driven by new home starts, remodeling and commercial construction activity. Accordingly, many external factors affect our business including weather and the impact of the broader economy on our end markets. Weather is an important variable for us as it significantly impacts construction. The spring and summer months in the U.S. and Europe represent the main construction season for new housing starts and remodeling, as well as increased construction in the commercial and institutional markets. As a result, sales in our Bath Products and Plumbing Products segments increase in our third and fourth quarters as compared to the first two quarters of our fiscal year. The autumn and winter months generally impede construction and installation activity.

Housing starts, consumer spending and remodeling expenditures have a major impact on the consumer-focused bath and spa businesses, of our Bath Products segment. The Bath Products segment generates the majority of its sales in the residential construction and remodeling markets, which have been strong for the last several years primarily as a result of overall strong demand. We believe that macro-economic and demographic factors such as population growth will continue to drive demand in these markets over the long-term.

We continue to initiate programs to improve the operation of our Bath Products segment. We have recently invested in global branding and product development initiatives in an effort to unify the marketing and innovation efforts of our JACUZZI® products. We launched a global consumer awareness initiative in January 2005 focused on our new line of JACUZZI® brand baths and spas, and we have recently introduced a number of new product lines. We also initiated several plans to improve our Bath Products segment profitability over the past year. These initiatives included the downsizing of a manufacturing plant, the closure of two manufacturing facilities, the outsourcing of products through lower cost suppliers, the rationalization of unprofitable product lines, and the further consolidation of selling and administrative functions into our shared services center in Dallas, TX. Additionally, in an effort to offset the impact of rising raw material costs, we have adopted a number of margin expansion initiatives, such as overseas product sourcing and price increases, and efficiency-enhancing manufacturing techniques such as lean manufacturing.

Our Plumbing Products business is dependent upon commercial and institutional construction activity and is therefore affected by macroeconomic factors such as economic growth and interest rates. The U.S. commercial and institutional construction market is cyclical in nature. Commercial and institutional construction increased slightly in 2004 after a few years of decline. Sales of our products have steadily grown during this difficult period as a result of product innovation, targeted marketing programs and favorable pricing driven by our low-cost base. We believe that macroeconomic and demographic factors such as population growth and infrastructure demands will ultimately drive growth in these markets over the long-term.

The operating results of our Plumbing Products segment have also been impacted by the rising raw materials costs. We have established initiatives targeting procurement and finished product pricing to offset the increased cost for raw materials such as scrap iron and steel. We continually monitor commodity prices and are confident that these ongoing initiatives will mitigate the impact that rising costs might have on our future operating results.

Overall

	First Quarter
	2005	2004
Net sales
Bath Products	$212.5	$211.9
Plumbing Products	76.8	67.2
Rexair	23.8	24.7

Total net sales	$313.1	$303.8

Operating income
Bath Products	$2.8	$6.0
Plumbing Products	15.2	12.2
Rexair	6.5	6.0

	24.5	24.2
Corporate expenses	(5.5)	(4.5)

Total operating income	$19.0	$19.7

Net sales for the first quarter of 2005 increased 3.1% to $313.1 million from $303.8 million in the same period last year. The first quarter of 2005 was composed of 13 operating weeks compared to 14 weeks in the first quarter of 2004. We operate on a 52- or 53-week fiscal year, with the extra week in 2004 falling in the first quarter. The overall sales increase was driven primarily by an increase in Plumbing Products sales. Sales in the first quarter of 2005 were also supported by $7.3 million from favorable foreign currency exchange rate fluctuations.

Operating income decreased $0.7 million or 3.5% to $19.0 million in the first quarter of 2005. Operating income was impacted by increased marketing and advertising costs associated with our global branding and marketing program, new product development costs, increased raw material and freight costs and higher corporate expenses. In addition, operating income included restructuring charges of $2.8 million in the first quarter of 2005 and $2.7 million in the first quarter of 2004. The first quarter of 2005 operating income benefited $0.7 million from favorable foreign currency exchange rates.

Bath Products

Sales in the Bath Products segment increased slightly in the quarter of fiscal 2005 in comparison with the same period in 2004. A $7.3 million foreign currency benefit was largely offset by a decline in Eljer branded sales relating primarily to previously announced product rationalizations. Year-over-year comparisons are impacted by the additional week in the quarter of 2004. Overall sales in the Bath Products segment are expected to increase in 2005 as a result of our new product introductions and enhanced marketing initiatives, but will be partially offset by decreases in sales of Eljer products resulting from our product rationalization plan.

Operating income in the Bath Products segment decreased $3.2 million in the first quarter of 2005 compared to the first quarter of 2004. The decrease was primarily due to higher costs for freight and raw materials and higher selling, general and administrative expenses. Selling, general and administrative expenses increased by $2.4 million primarily as a result of the new product introductions, greater investment in marketing the JACUZZI® brand and start-up costs associated with the expanded stainless steel sink plant in Malta. These product and marketing investments were undertaken in a seasonally slow period so that we could enjoy the benefits beginning in the second quarter of 2005 and should be recovered through higher sales later in the year. Margin expansion initiatives, such as alternative materials sourcing and product price increases, were also put in place during the first quarter of 2005.

Operating income also included restructuring charges of $2.8 million in the first quarter of 2005 and $2.4 million in the first quarter of 2004. The 2005 restructuring charges related to the previously announced closings and downsizing of certain Eljer manufacturing facilities as well as the consolidation of administrative functions into the Dallas, TX shared services center. We expect to incur approximately $3.8 million in additional restructuring charges related to these initiatives during the remaining three quarters of 2005. See Restructuring Costs below for additional information concerning restructuring.

Operating income in the first quarter of 2005 benefited by $0.7 million from favorable foreign currency exchange rate fluctuations.

Plumbing Products

Sales in the Plumbing Products segment increased 14.3% to $76.8 million in the first quarter of 2005 compared to the same period last year despite the extra week of sales in the first quarter of 2004. The higher sales were driven by growth in our principal markets, rising acceptance of our superior sensor technology, the market’s continued conversion from copper pipe to PEX tubing in plumbing applications, and the full realization of price increases implemented during the latter half of 2004.

Operating income for the first quarter of 2005 increased 24.6% to $15.2 million (19.8% of sales) from $12.2 million (18.2% of sales). Strong sales volume and favorable pricing more than offset higher scrap iron and steel costs. Our initiatives targeting raw material sourcing have also made a positive contribution to overall margins.

Rexair

Rexair’s sales decreased slightly in the first quarter of 2005 compared to the same quarter of 2004 as a result of the shorter 13-week reporting period and the impact of the new “Do Not Call” legislation on domestic sales. This legislation restricts the calling of referred customers without first obtaining permission. Rexair is launching alternative strategies to replace appointments lost due to this legislation, such as setting up appointments while still in the home, registering people at home and at trade shows, and door-to-door registrations.

Rexair’s first quarter 2005 operating income increased to 27.3% of sales from 24.3% of sales in the same period last year because fiscal 2004 included costs related to the launch of the new e 2 RAINBOW™.

Corporate Expenses

Corporate expenses increased to $5.5 million in the first quarter of 2005 from $4.5 million in the first quarter of 2004 as a result of reduced pension income due to a lower discount rate and increased amortization of net actuarial losses ($0.9 million), increased audit and other fees associated with Sarbanes-Oxley compliance ($0.4 million), and amortization associated with various option exchange and buy back programs implemented over the last twelve months ($0.6 million), partially offset by decreased professional fees ($0.7 million).

Interest Income and Expense

Interest expense in the first quarter of fiscal 2005 declined by $0.9 million, from the first quarter of 2004, reflecting reduced debt levels and lower interest rates realized as a result of the June 2004 bank amendment. Interest income increased by $0.5 million as a result of interest received from an Italian tax refund.

Other Income (Expense), net

Other income (expense), net increased $1.4 million in the first quarter of 2005 compared to the first quarter of 2004. The first quarter of 2005 includes a foreign currency transaction gain, while the first quarter of 2004 includes the impairment of a non-operating note receivable, partially offset by a gain on the sale of an excess property.

Taxes

We provided for taxes on earnings from continuing operations at an effective tax rate of approximately 37% for the first quarter of 2005 and 39% in the first quarter of 2004. The reduced tax rate in 2005 resulted from a decrease in certain foreign tax rates and increased utilization of foreign tax credits. The Internal Revenue Service (“IRS”) has been conducting an audit of our tax returns for the fiscal years 1998 through 2002 since the first quarter of 2004. The IRS has not communicated any areas of concern or proposed adjustments that were not previously identified and accrued. The IRS anticipates completing their audit in June 2005.

Restructuring Costs

The activity in the restructuring liability accounts by cost category is as follows:

	Lease and	Severance
	Contract-Related	and Related	Total
	Costs	Costs	Costs
At September 30, 2004	$7.9	$4.5	$12.4
Charges	0.7	2.1	2.8
Cash payments	(1.4)	(1.2)	(2.6)

At December 31, 2004	$7.2	$5.4	$12.6

We recorded restructuring charges of $2.8 million in the first quarter of 2005. These charges related to the closures of our Salem, OH ($0.1 million) and Tupelo, MS ($0.7 million) plants, the downsizing of our Ford City, PA manufacturing plant ($0.5 million) and $1.5 million associated with the consolidation of administrative functions into our shared services center in Dallas, TX. We expect to incur approximately $3.8 million in additional restructuring charges related to these initiatives during the remaining three quarters of 2005.

Approximately $10.7 million of the accrued restructuring costs at December 31, 2004 are included in the balance sheet caption “Accrued expenses and other current liabilities,” while the remaining $1.9 million are recorded in the balance sheet caption “Other non-current liabilities.” We expect the remaining accruals to be paid with cash over the periods provided by the severance and lease agreements over the next three years.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash and cash equivalents as well as cash provided from operations and available borrowings. We expect to satisfy our operating needs, including the cash requirements of our capital expenditures and restructuring programs, through operating cash flows and borrowings under our existing bank facilities.

Net cash used in operating activities was $3.9 million in the first quarter of 2005 compared to net cash provided by operating activities of $3.5 million in the first quarter of 2004. We paid the semi-annual interest on the senior notes in the first quarter of 2004, while this year’s payment fell into the second quarter of 2005. The year-over-year decrease in cash provided by operations was due to the additional week of operations in the first quarter of 2004 and an increase in our working capital levels. These increases resulted from the recent introduction of our new product lines, increased sales volume and an increase in overseas sourcing of products. Overseas outsourcing increases inventory lead times, which increases stocking requirements. Trade accounts receivables and payables declined $24.1 million and $18.6 million, respectively, from the balances at September 30, 2004 as a result of the seasonal declines in our business. We typically use cash in the first half of the year due to the seasonality of most of our businesses. Weather can significantly impact construction and installation, which ultimately impacts sales in our Bath Products and Plumbing Products segments. Sales of outdoor jetted spas and other products are also sensitive to weather conditions and tend to decrease during the fall and winter months (predominantly the first and second quarters).

During the first quarter of 2005, we paid approximately $2.6 million related to our restructuring plans, and expect to pay approximately $10.7 million over the next 12 months (see Restructuring Costs). We paid approximately $2.3 million related to our restructuring plans during the first quarter of 2004.

Net cash used in investing activities in the first quarter of 2005 consisted entirely of capital expenditures of $4.2 million. Net cash provided by investing activities for the same period in 2004 was $3.5 million, which consisted of $4.4 million in net proceeds from the sale of a discontinued business and $3.0 million in proceeds from the sale of an excess property, partially offset by $3.9 million in capital expenditures.

We expect total capital expenditures for the remainder of 2005 to be in the range of $20.0 million to $25.0 million for new business requirements, system upgrades and implementations, initiatives involving the consolidation of workflows and improvement of manufacturing efficiencies and other capital requirements in the ordinary course of business.

Net cash provided by financing activities was $2.8 million during the first quarter of 2005, and was comprised of the net borrowings on long-term debt and notes. Net cash used in financing activities in the first quarter of 2004 was $9.6 million, and consisted of $8.3 million in net repayments of long-term debt and notes and $1.3 million in payments of financing fees.

The outstanding debt balances and the maximum availability under our debt instruments at December 31, 2004 were as follows:

	Maximum	Amount	Applicable
	Availability	Outstanding	Interest Rate
Senior Notes	$380.0	$380.0	9.625%
Asset-based credit facility (1)	135.6	3.4	2.25% over LIBOR or 0.25% over Prime
Term loan	61.8	61.8	5.0% over LIBOR
US Brass note	6.4	6.4	Interest imputed at 9.5%

Total	$583.8	$451.6

(1) An additional $41.5 million of the facility is utilized for letters of credit at the end of the first quarter of 2005.

The 9.625% senior secured notes (“Senior Notes”) have been registered with the Securities and Exchange Commission under the Securities Act, are due on July 1, 2010 and require the payment of interest of $18.3 million on January 1 and July 1 of each year.

The term loan matures July 15, 2009 and bears interest at LIBOR plus 5.0%. The weighted-average interest rate associated with the term loan was 7.25% for the first quarter of 2005 and 9.25% for the first quarter of 2004. The asset-based credit facility matures on July 15, 2008 and currently bears interest at 2.25% over LIBOR or 0.25% over Prime. The weighted-average interest rate associated with the asset-based credit facility was 5.3% for the first quarter of 2005 and 3.9% for the first quarter of 2004.

Under the asset-based credit facility, we can borrow up to $200.0 million subject to a borrowing base consisting of eligible accounts receivable and eligible inventory, plus eligible trademarks.

The Bank Facilities require us to maintain a minimum consolidated fixed charge coverage ratio, which is only applicable if our availability under the asset-based credit facility falls below $20.0 million. We were not subject to this debt covenant at December 31, 2004 because our availability exceeded the required threshold. We expect to maintain availability in excess of $20.0 million for the foreseeable future. Our Bank Facilities also include a restriction on the payment of dividends.

We paid $2.1 million of interest on our borrowings in the first quarter of 2005. Additional information regarding our long-term debt structure can be found in our 2004 Annual Report on Form 10-K, filed on December 10, 2004.

Commitments

At December 31, 2004, we had approximately $135.6 million available to be borrowed under the asset-based facility, of which we had utilized approximately $44.9 million (including $41.5 million of letters of credit); leaving $90.7 million available for additional borrowings. In addition, we have outstanding foreign commercial letters of credit of $2.3 million which do not affect the availability under the asset-based credit facility.

Guarantees and Indemnifications

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

We have sold a number of assets and businesses over the last several years and have, on occasion, provided indemnifications for liabilities relating to product liability, environmental, insurance and other claims. We have recorded reserves totaling approximately $20.9 million as of December 31, 2004 for asserted and potential unasserted claims related to these liabilities. These amounts have not been discounted.

We have an agreement with a third party financing company to repurchase any new or salable spas returned to us within twelve months of the original sale date. The costs associated with this agreement have been minimal to date.

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

To manage exposure to interest rate movements, we have used interest rate protection agreements. However, as of December 31, 2004, we do not have any such agreements outstanding. Based on our overall exposure to interest rate changes under our existing debt structure (see Note 5 to our Annual Report on Form 10-K, filed on December 10, 2004), a hypothetical increase of 1% across all maturities of our floating rate debt obligations, would decrease our estimated pre-tax earnings in the twelve month period by approximately $0.7 million. There were no swap agreements outstanding during any portion of the first quarter ended December 31, 2004.

We are also exposed to foreign currency exchange risk related to our international operations as well as our U.S. businesses, which import or export goods. We have made limited use of financial instruments to manage this risk and have no such instruments outstanding as of December 31, 2004. A hypothetical unfavorable movement of 10% across each of the foreign exchange rates that we have exposure would have decreased our estimated income from continuing operations by approximately $3.9 million in 2004. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. Changes in exchange rates also affect the volume of sales as the price of foreign goods increase or decrease and products from foreign competitors become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in these potential changes in sales levels.

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

JACUZZI BRANDS, INC.

Date: February 9, 2005	By:	/s/ Jeffrey B. Park
Jeffrey B. Park
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ Francisco V. Puñal
Francisco V. Puñal
Vice President and Controller
(Principal Accounting Officer)