Form 10-Q
period 2005-04-02
JACUZZI BRANDS INC
filed 2005-05-10
CIK 1056874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or	For the quarterly period ended April 2, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☑ No ☐

As of April 30, 2005 Jacuzzi Brands, Inc. had one class of common stock, of which 76,696,322 shares were outstanding.

JACUZZI BRANDS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

JACUZZI BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
		(Restated)		(Restated)
Net sales	$337.6	$332.9	$650.7	$636.7
Operating costs and expenses:
Cost of products sold	238.1	234.8	455.7	446.5
Selling, general and administrative expenses	77.0	77.1	150.7	146.8
Restructuring charges	1.2	3.0	4.0	5.7

Operating income	21.3	18.0	40.3	37.7

Interest expense	(12.4)	(12.5)	(24.5)	(25.5)
Interest income	0.2	3.0	1.2	3.5
Other income (expense), net	(0.9)	1.2	(0.2)	1.5

Earnings before income taxes	8.2	9.7	16.8	17.2

Provision for income taxes	(0.4)	(3.8)	(3.7)	(6.7)

Earnings from continuing operations	7.8	5.9	13.1	10.5

Discontinued operations:
Loss from operations (net of tax benefit of $0.2)	—	—	—	(0.6)
Loss from disposal (net of tax benefit of $0.2)	(0.3)	—	(0.3)	—

Net earnings	$7.5	$5.9	$12.8	$9.9

Basic earnings (loss) per share:
Continuing operations	$0.10	$0.08	$0.17	$0.14
Discontinued operations	—	—	—	(0.01)

	$0.10	$0.08	$0.17	$0.13

Diluted earnings (loss) per share:
Continuing operations	$0.10	$0.08	$0.17	$0.14
Discontinued operations	—	—	—	(0.01)

	$0.10	$0.08	$0.17	$0.13

The accompanying notes are an integral part of these statements.

JACUZZI BRANDS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	March 31,	September 30,
	2005	2004
	(unaudited)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$26.2	$39.6
Trade receivables, net	244.9	247.7
Inventories	229.1	195.4
Deferred income taxes	30.0	30.3
Assets held for sale	2.6	3.6
Other current assets	39.4	23.7

Total current assets	572.2	540.3
Property, plant and equipment, net	126.8	124.9
Pension assets	150.6	150.3
Insurance for asbestos claims	171.0	171.0
Goodwill	284.2	281.7
Other intangibles, net	59.1	59.7
Other non-current assets	28.7	44.9

TOTAL ASSETS	$1,392.6	$1,372.8

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable	$20.2	$21.1
Current maturities of long-term debt	29.7	3.9
Trade accounts payable	119.5	123.7
Income taxes payable	20.8	18.3
Accrued expenses and other current liabilities	121.3	134.4

Total current liabilities	311.5	301.4
Long-term debt	440.9	446.8
Deferred income taxes	23.3	25.9
Asbestos claims	171.0	171.0
Other non-current liabilities	134.5	138.4

Total liabilities	1,081.2	1,083.5

Commitments and contingencies
Stockholders’ equity	311.4	289.3

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,392.6	$1,372.8

The accompanying notes are an integral part of these statements.

JACUZZI BRANDS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six months ended
	March 31
	2005	2004
OPERATING ACTIVITIES:
Net cash used in operating activities of continuing operations	$(28.6)	$(1.9)
Net cash used in operating activities of discontinued operations	—	(1.9)

NET CASH USED IN OPERATING ACTIVITIES	(28.6)	(3.8)

INVESTING ACTIVITIES:
Proceeds from sale of business, net	—	4.5
Purchases of property, plant and equipment	(11.3)	(8.3)
Proceeds from sale of excess real estate and other non-operating assets	7.1	3.0
Proceeds from sale of fixed assets	0.1	0.3

NET CASH USED IN INVESTING ACTIVITIES	(4.1)	(0.5)

FINANCING ACTIVITIES:
Proceeds from long-term debt	46.8	31.5
Repayment of long-term debt	(26.9)	(25.3)
Payment of financing fees	—	(1.3)
Payment to cancel options	(0.2)	—
Proceeds from the issuance of common stock for option exercises	0.2	0.5
Decrease in notes payable, net	(1.8)	(3.3)

NET CASH PROVIDED BY FINANCING ACTIVITIES	18.1	2.1

Effect of exchange rate changes on cash and cash equivalents	1.2	(2.2)

DECREASE IN CASH AND CASH EQUIVALENTS	(13.4)	(4.4)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	39.6	31.2

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$26.2	$26.8

The accompanying notes are an integral part of these statements.

JACUZZI BRANDS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions)
(unaudited)

Note 1-Basis of Presentation

We manufacture and distribute a broad range of consumer and industrial products through our operating subsidiaries in three business segments – Bath Products, Plumbing Products and Rexair. Please refer to Note 14 regarding our business segments.

We operate on a 52- or 53-week fiscal year ending on the Saturday nearest to September 30. The three- and six-month periods presented in our condensed consolidated financial statements reflect the 13-week and 26-week or 27-week periods ending on the Saturday nearest March 31 of the respective year, but are presented as of March 31 for convenience. The fiscal periods presented in this report on Form 10-Q, which consist of the 13 weeks and 26 weeks ended March 31, 2005 (also referred to as the “second quarter of 2005” and “first half of 2005”) and the 13 weeks and 27 weeks ended March 31, 2004 (also referred to as the “second quarter of 2004” and “first half of 2004”), are unaudited. However, in our opinion, these financial statements reflect all normal, recurring adjustments necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. These interim financial statements are condensed, and thus, do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for presentation of a complete set of financial statements. The balance sheet as of October 2, 2004 (referred to as September 30, 2004 for convenience) has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for a complete set of financial statements.

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

Any potential variable interest entity (“VIE”) in which we hold a variable interest has been assessed to determine whether the VIE should be consolidated into our results based on criteria established by the Financial Accounting Standards Board (“FASB”) in Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46”). We have evaluated our interests in our wholly-owned subsidiaries and continue to consolidate them under the guidelines set forth in ARB No. 51, Consolidated Financial Statements, and FASB Statement No. 94, Consolidation of All Majority-Owned Subsidiaries. We have also completed an evaluation of all of our variable interests and believe that we do not have any interests in VIEs, as defined by FIN 46. However, even after exhaustive efforts, we have been unable to obtain information from Woodlands Ventures, LLC (“Woodlands”), a property developer from whom we obtained a $9.3 million note receivable upon the sale of a property in October 2002, that would allow us to assess whether the entity is a VIE. We will continue to make exhaustive efforts to obtain the information necessary to complete our evaluation. We believe it is highly unlikely that we would be considered the primary beneficiary if it is determined that Woodlands is a VIE.

Certain amounts have been reclassified in our prior year consolidated financial statements to conform them to the presentation used in the current year.

Restatement

Upon the sale of Spear & Jackson in September 2002, we retained 3,543,281 common shares of the buyer which subsequently changed its name to Spear & Jackson (“SJ”). We have been subject to restrictions on the voting of these shares and have not been involved in the management or operations of SJ. Previously, we accounted for our investment in SJ as an available for sale security and recorded unrealized gains or losses in comprehensive income as its market value fluctuated. In the second quarter of 2005, our ownership interest increased from 29.5% to 61.8% of SJ’s outstanding shares. As a result, we changed the accounting for our investment in SJ to the equity method, which required that we restate our prior period results. In the third quarter of fiscal 2005, for reasons discussed below, we will consolidate SJ into our financial statements and include their operating results in discontinued operations.

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 1-Basis of Presentation (continued)

In the second quarter of 2005, SJ’s former CEO was required to return his common shares to SJ as part of a settlement reached with the SEC. As the number of SJ’s outstanding shares decreased, our ownership percentage increased. We continued to be subject to voting restrictions. Thus, we changed the accounting for our investment in SJ to the equity method as prescribed by Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock (“APB No. 18”). We have restated prior periods and eliminated inter-company transactions as a result of this change in accounting. The book value of our investment in SJ approximated its market value, as determined by the share price, at March 31, 2005. The carrying value of our investment differed from the underlying equity in the net assets of SJ by $11.6 million at March 31, 2005. This basis difference is attributable to our interest in SJ’s long-lived assets. APB No. 18 requires that future equity earnings be adjusted for the difference over the useful lives of the identified assets.

On April 11, 2005, subsequent to the end of our second quarter, SJ agreed to the termination of the agreement that was restricting our ability to vote all of our shares. We agreed to provide SJ and its affiliates (except Dennis Crowley and his spouse) with a general release of liability. The termination of the agreement gave us a majority voting interest in SJ. We will consolidate SJ into our consolidated financial statements in accordance with Accounting Research Bulletin No. 51, Consolidated Financial Statements (“ARB 51”) beginning in the third quarter of fiscal 2005.

On April 15, 2005, we adopted a plan to dispose of our investment in SJ. As a result, we will account for SJ as a discontinued operation in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”) beginning in the third quarter of fiscal 2005. This accounting treatment will require that SJ’s historical and future operating results be reported as a discontinued operation. Therefore, the consolidation of SJ’s operating results will not have an impact on our continuing operations in future periods.

A reconciliation of the net earnings and earnings per share previously reported in our condensed consolidated statements of earnings for the second quarter and first half of fiscal 2004 to the net earnings and earnings per share in this Report on Form 10-Q is provided as follows:

	As	Equity Method	As
	Reported	Adjustments	Restated
Net earnings
Second quarter of 2004	$5.9	$—	$5.9
First half of 2004	9.3	0.6	9.9

Basic earnings per share
Second quarter of 2004	$0.08	$—	$0.08
First half of 2004	0.12	0.01	0.13

Diluted earnings per share
Second quarter of 2004	$0.08	$—	$0.08
First half of 2004	0.12	0.01	0.13

A reconciliation of the amounts previously reported in our consolidated balance sheets as of September 30, 2004 to the amounts in this Report on Form 10-Q is provided as follows:

	As	Equity Method	As
	Reported	Adjustments	Restated
Other non-current assets	$43.9	$1.0	$44.9
Total assets	$1,371.8	$1.0	$1,372.8
Deferred income taxes	$25.1	$0.8	$25.9
Total liabilities	$1,082.7	$0.8	$1,083.5
Stockholders’ equity	$289.1	$0.2	$289.3
Total liabilities and stockholders’ equity	$1,371.8	$1.0	$1,372.8

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 1-Basis of Presentation (continued)

Subsequent Events

On May 6, 2005, we entered into an agreement to sell 70% of our investment in Rexair in a transaction valued at $170 million. We will receive net cash proceeds of approximately $145 million, and we anticipate recording an after tax gain, net of debt retirement costs, of approximately $24 million in the third quarter of fiscal 2005. Capital loss carryforwards will be used to offset the gain on the sale for tax purposes. We will begin accounting for our retained investment in Rexair under the equity method of accounting as prescribed by APB No. 18 upon completion of the sale.

Note 2- New Accounting Pronouncements

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). This Interpretation clarifies that conditional asset retirement obligations meet the definition of a liability and should be recognized when incurred if the fair value can be reasonably estimated. FIN 47 also provides guidance as to when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. We do not expect the adoption of FIN 47 to have a material impact on our financial position or results of operations.

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

In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and its related implementation guidance. Under SFAS No. 123R, entities are required to recognize the cost of an equity award based on its fair value at the date of grant. The cost, which is calculated in a similar manner to the pro forma calculation shown in Note 10, is recognized over the attribution period, which is the expected period of benefit. SFAS No. 123R is effective for fiscal years beginning after June 15, 2005. SFAS No. 123R allows a company to choose among three different methods of adoption, which range from full restatement of prior period results to prospective application beginning in the period of adoption. We are currently in the process of assessing the impact on our financial position and results of operations of alternative fair value methodologies and alternative methods of adoption.

In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (the “Act”) (“FSP No. 109-1”), and FASB Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP No. 109-2”). FSP No. 109-1 provides that the tax deduction on qualified production activities allowed under the Act should be treated as a special deduction rather than a tax rate deduction. The Act allows us to begin taking this deduction beginning in fiscal 2006. We have not yet assessed the impact these potential tax deductions will have on our financial position and results of operations. FSP No. 109-2 provides accounting and disclosure guidance for a special one-time dividends received deduction allowed on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. This guidance became effective for us in the first quarter of 2005; however, it allows for an exception to the requirement to reflect in the period of enactment the effect of a new tax law. We have a policy of repatriating foreign earnings. In addition, various provisions under the Internal Revenue Code have created situations that result in “deemed” dividends. We have not completed our evaluation of the potential benefits of these deductions under the Act. We anticipate completing our study in the fourth quarter of fiscal 2005. The law requires that we distribute the “deemed” dividends before any dividends are eligible for the tax deduction. We currently have approximately $25.2 million of “deemed” dividends that have not been distributed. As of September 30, 2004, we had approximately $16.1 million of un-repatriated earnings that would qualify for the new dividend deduction. Given the level of actual and “deemed” dividends over the past five years, we do not expect the impact to be material to our financial position or results of operations.

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 2- New Accounting Pronouncements (continued)

In November 2004, FASB Statement No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”), was issued. The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities. SFAS No. 151 will become effective for fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS No. 151 to have a material impact on our financial position or results of operations.

Note 3-Inventories

Inventories consist of the following:

	March 31,	September 30,
	2005	2004
Finished products	$159.2	$132.1
In-process products	15.4	13.1
Raw materials	54.5	50.2

	$229.1	$195.4

Note 4-Goodwill and Other Intangible Assets

As of March 31, 2005 we had goodwill of $284.2 million compared to $281.7 million at September 30, 2004. The increase in the goodwill balance is due to exchange rate fluctuations.

Identifiable intangible assets, which are included in the Rexair segment, are comprised of:

		March 31, 2005		September 30, 2004
	Estimated	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Life	Amount	Amortization	Amount	Amortization
Patented technology	10 years	$2.6	$0.9	$2.6	$0.8
Distributor network	40 years	36.0	3.3	36.0	2.8
Trade name	Indefinite	24.7	—	24.7	—

Total identifiable intangible assets		$63.3	$4.2	$63.3	$3.6

Note 5-Other Non-current Assets

In March 2005, we sold a $5.0 million, 6% convertible note receivable, which we obtained from PolyAir Interpak, Inc. in conjunction with the sale of our swimming pool and equipment business in May 2003. We received $4.4 million in net proceeds from the sale resulting in a $0.7 million loss. The loss is included in other income (expense), net.

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 6-Long-Term Debt

Long-term debt consists of the following:

	March 31,	September 30,
	2005	2004
Senior Notes	$380.0	$380.0
Bank Facilities:
Asset-based credit facility	28.2	2.5
Term loan	57.4	61.8
Other long-term debt	5.0	6.4

	470.6	450.7
Less: current maturities	(29.7)	(3.9)

Long-term debt	$440.9	$446.8

The 9.625% senior secured notes (“Senior Notes”), which were previously registered with the Securities and Exchange Commission under the Securities Act, were de-registered on March 2, 2005. The Senior Notes are due on July 1, 2010 and require the payment of interest of $18.3 million on January 1 and July 1 of each year.

The term loan matures July 15, 2009 and bears interest at LIBOR plus 5.0%. The weighted-average interest rate associated with the term loan was 7.3% for the first half of 2005 and 9.25% for the first half of 2004. The asset-based credit facility matures on July 15, 2008 and currently bears interest at 2.25% over LIBOR or 0.25% over Prime. The weighted-average interest rate associated with the asset-based credit facility was 5.0% for the first half of 2005 and 3.8% for the first half of 2004.

Under the asset-based credit facility, we can borrow up to $200.0 million subject to a borrowing base consisting of eligible accounts receivable and eligible inventory, plus eligible trademarks. At March 31, 2005, we had approximately $133.9 million available to be borrowed under the asset-based facility, of which we had utilized approximately $69.3 million (including $41.1 million of letters of credit), leaving $64.6 million available for additional borrowings. In addition, we have outstanding foreign commercial letters of credit of $2.5 million which do not affect the availability under the asset-based credit facility.

We paid $23.6 million of interest on our borrowings in the first half of 2005. Additional information regarding our long-term debt structure can be found in our 2004 Annual Report on Form 10-K, filed on December 10, 2004.

Note 7-Commitments and Contingencies

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

Changes in our warranty reserves during the first half of 2005 are as follows:

At September 30, 2004	$25.6
Warranty accrual	6.7
Cash payments	(8.6)

At March 31, 2005	$23.7

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 7-Commitments and Contingencies (continued)

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

We have sold a number of assets and businesses over the last several years and have, on occasion, provided indemnifications for liabilities relating to product liability, environmental, insurance, tax and other claims. We have recorded reserves totaling approximately $19.6 million as of March 31, 2005 for asserted and potential unasserted claims related to these liabilities. These amounts have not been discounted.

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

As of March 31, 2005, we had accrued approximately $4.7 million ($1.8 million accrued as current liabilities and $2.9 million as non-current liabilities), including $1.4 million for discontinued operations, for environmental liabilities. These amounts are net of $9.4 million held in escrow and have not been discounted. We accrue an amount for each case when the likelihood of an unfavorable outcome is probable and the amount of loss associated with such unfavorable outcome is reasonably estimable. We believe that the range of liability for these matters could reach $18.6 million if it included cases where the likelihood of an unfavorable outcome is only reasonably possible.

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 7-Commitments and Contingencies (continued)

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

We reached an agreement to recover $3.5 million of warranty costs from the previous owners of the Sundance Spas business. The excess recovery of $2.2 million reduced our warranty expense in the second quarter of 2005.

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

New claims filed against Zurn were lower period-over-period. During the second quarter and first half of 2005, approximately 4,400 and 6,600, respectively, new asbestos claims were filed against Zurn. During the second quarter and first half of 2004, approximately 6,700 and 15,100, respectively, new asbestos claims were filed against Zurn. As of March 31, 2005, the number of asbestos claims pending against Zurn was approximately 74,400 compared to 75,500 as of September 30, 2004. The pending claims against Zurn as of March 31, 2005 were included in approximately 7,700 lawsuits, in which Zurn and an average of 100 other companies are named as defendants, and which cumulatively allege damages of approximately $10.4 billion against all defendants. The claims are handled pursuant to a defense strategy funded by Zurn’s insurers. Defense costs currently do not erode the coverage amounts in the insurance policies, although a few policies that will be accessed in the future may count defense costs toward aggregate limits.

During the second quarter and first half of 2005 and as of the end of such periods, approximately 14,100 and 16,200 claims, respectively, were paid and/or pending payment and approximately 6,500 and 7,100 claims, respectively, were dismissed and/or pending dismissal. During the second quarter and first half of 2004 and as of the end of such period, approximately 18,000 and 22,900 claims, respectively, were paid and/or pending payment and approximately 1,100 and 1,400 claims, respectively, were dismissed and/or pending dismissal. Since Zurn received its first asbestos claim in the 1980s, Zurn has paid or dismissed or agreed to settle or dismiss approximately 108,200 asbestos claims including dismissals or agreements to dismiss of approximately 17,100 of such claims through March 31, 2005.

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

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 7-Commitments and Contingencies (continued)

These asbestos liability estimates were based on the current and anticipated number of future asbestos claims, the timing and amounts of asbestos payments, the status of ongoing litigation and the potential impact of defense strategies and settlement initiatives. However, there are inherent uncertainties involved in estimating the number of future asbestos claims, future settlement costs, and the effectiveness of Zurn’s defense strategies and settlement initiatives. In addition, Zurn’s current estimate could be affected due to changes in law and other factors beyond its control. As a result, Zurn’s actual liability could differ from Zurn’s estimate described herein.

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

Zurn estimates that its available insurance to cover its potential asbestos liability as of March 31, 2005 is approximately $297 million. Zurn believes, based on its experience in defending and dismissing such claims and the coverage available, that it has sufficient insurance to cover the pending and reasonably estimable future claims. This conclusion was reached after considering Zurn’s experience in asbestos litigation, the insurance payments made to date by Zurn’s insurance carriers, existing insurance policies, the industry ratings of the insurers and the advice of insurance coverage counsel with respect to applicable insurance coverage law relating to the terms and conditions of those policies. As of March 31, 2005 and September 30, 2004, Zurn recorded a receivable from its insurance carriers of $171 million, which corresponds to the amount of Zurn’s potential asbestos liability that is covered by available insurance and is probable of recovery.

However, there is no assurance that $297 million of insurance coverage will ultimately be available or that Zurn’s asbestos liabilities will not ultimately exceed this amount. Factors that could cause a decrease in the amount of available coverage include changes in law governing the policies, potential disputes with the carriers on the scope of coverage, and insolvencies of one or more of Zurn’s carriers.

Principally as a result of the past insolvency of certain of Zurn’s insurance carriers, coverage analysis reveals that certain gaps exist in Zurn’s insurance coverage, but only if and after Zurn uses approximately $227 million of its remaining approximate $297 million of insurance coverage. As noted above, the estimate of Zurn’s potential liability for asbestos claims pending against it and for claims estimated to be filed through 2014 is $171 million with the expected amount to be paid through 2014 being $127.6 million. In order to use approximately $272 million of the $297 million of its insurance coverage from solvent carriers, Zurn estimates that it would need to satisfy approximately $14 million of asbestos claims, with additional gaps of $80 million layered within the final $25 million of the $297 million of coverage. We will pursue, if necessary, any available recoveries on our approximately $148 million of coverage with insolvent carriers, which includes approximately $83 million of coverage attributable to the gaps discussed above. These estimates are subject to the factors noted above.

After review of the foregoing with Zurn and its consultants, we believe that the resolution of Zurn’s pending and reasonably estimable asbestos claims will not have a material adverse effect on Zurn’s financial condition, results of operations or cash flows.

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 8 - Comprehensive Earnings

The components of comprehensive earnings are as follows:

	Second Quarter		First Half
	2005	2004	2005	2004
Net earnings	$7.5	$5.9	$12.8	$9.9
Foreign currency translation adjustments, net of tax	(3.6)	(0.4)	8.2	16.2
Net unrealized loss on investments, net of tax	—	(4.0)	(0.2)	0.1

Comprehensive earnings	$3.9	$1.5	$20.8	$26.2

Note 9 - Earnings Per Share

The information required to compute net earnings per basic and diluted share is as follows:

	Second Quarter		First Half
	2005	2004	2005	2004
Basic weighted-average number of common shares outstanding	75.5	75.0	75.3	74.9
Effect of potentially dilutive securities:
Stock options	0.5	0.5	0.5	0.5
Restricted stock	0.5	0.2	0.7	0.1

Diluted weighted-average number of common shares outstanding	76.5	75.7	76.5	75.5

Options to purchase 0.1 million shares in the first half of 2005 and options to purchase 1.5 million and 1.7 million shares in the second quarter and first half of 2004, respectively, were not included in the computation of diluted earnings per share because the exercise prices of these options exceeded the average market price of the common shares during the respective periods. The effect of anti-dilutive options in the second quarter of 2005 was minimal.

Note 10 - Stock-Based Compensation

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

	Second Quarter		First Half
	2005	2004	2005	2004
Net earnings, as reported:	$7.5	$5.9	$12.8	$9.9
Stock-based employee compensation expense, net of tax	0.8	0.4	1.6	0.7
Total stock-based employee compensation expense determined under the fair value method, net of tax	(0.9)	(0.4)	(2.0)	(1.1)

Pro forma net earnings	$7.4	$5.9	$12.4	$9.5

Earnings per share:
Basic — as reported	$0.10	$0.08	$0.17	$0.13
Basic — pro forma	0.10	0.08	0.17	0.13
Diluted — as reported	$0.10	$0.08	$0.17	$0.13
Diluted — pro forma	0.10	0.08	0.16	0.13

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 10 - Stock-Based Compensation (continued)

These pro forma results are not necessarily indicative of results that may be expected in future periods since additional options may be granted and the estimated fair value of the stock options is assumed to be amortized to expense over the expected option lives.

The pro forma information above was determined using the Black-Scholes option-pricing model based on the following assumptions:

-	expected volatility rates of 61% for 2005 and 67% for 2004;

-	risk-free interest rates of 3.4% for 2005 and 2.8% for 2004;

-	expected option lives of 4 years for both years; and

-	expected dividend yield of 0% for both years.

On December 1, 2004, in connection with an option exchange offer, we accepted for cancellation options to purchase 926,859 shares of our common stock, in exchange for 79,259 restricted shares of our common stock (“restricted stock awards”) and $0.2 million in cash. Participants tendered 926,859 of the 936,834 options eligible for the exchange.

In accordance with EITF No. 00-23, Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees (“EITF 00-23”), and FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, employee stock options issued within six months of the option exchange are considered replacement awards and are subject to variable accounting until the award is exercised, forfeited or canceled. As of March 31, 2005, no stock options had been issued to employees associated with this exchange that were deemed to be replacement awards and therefore subject to variable accounting.

EITF 00-23 also provides that variable accounting be applied for those awards that are retained by employees because the offer is declined, and continues until the award is exercised, is forfeited, or expires unexercised. We recorded less than $0.1 million of compensation expense in the second quarter and first half of 2005 associated with the retained options.

The restricted stock awards granted in connection with this exchange offer will vest in quarterly increments over the next three years. The restricted stock awards’ value of $0.8 million at the grant date is being amortized over the vesting period in tranches consistent with our accounting policy of recognizing expense for awards with graded vesting under the expense attribution method described in FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. We recognized amortization associated with these awards of $0.4 million and $0.5 million during the second quarter and first half of 2005, respectively. Amortization associated with all outstanding restricted stock awards totaled $1.5 million and $2.5 million in the second quarter and first half of 2005, respectively.

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 11 - Pension and Retirement Plans

We sponsor a number of non-contributory defined benefit pension plans and a number of defined contribution plans. Additionally, we provide other post-retirement benefits, such as health care and life insurance benefits, to certain groups of retirees, with most retirees contributing a portion of our costs.

The components of net periodic expense (income) for our defined benefit pension and other post-retirement benefit plans are as follows:

		Pension Plans
	Second Quarter		First Half
	2005	2004	2005	2004
Service cost	$2.1	$2.0	$4.1	$4.0
Interest cost	5.7	5.3	11.5	10.5
Expected return on plan assets	(8.8)	(8.9)	(17.6)	(17.8)
Amortization of prior service cost	0.4	0.1	0.8	0.2
Amortization of net actuarial loss	1.4	0.6	2.8	1.2
Curtailment/settlements	—	0.4	—	0.4

Periodic expense of (income from) defined benefit plans	0.8	(0.5)	1.6	(1.5)
Defined contribution plans	0.4	0.4	0.8	0.7

Net periodic expense (income)	$1.2	$(0.1)	$2.4	$(0.8)

	Other Post-retirement Benefit Plans
	Second Quarter		First Half
	2005	2004	2005	2004
Service cost	$0.1	$0.1	$0.2	$0.3
Interest cost	0.7	0.9	1.4	1.9
Amortization of prior service cost	(0.8)	(0.2)	(1.6)	(0.4)
Amortization of net actuarial loss	0.8	0.5	1.6	1.0
Curtailment/settlements	—	0.6	—	0.6

Net periodic expense	$0.8	$1.9	$1.6	$3.4

Our funding policy is to contribute amounts to our pension plans sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such additional amounts as we may determine to be appropriate from time to time. During the first half of 2005, we contributed $1.0 million to our foreign pension plans and expect to contribute another $1.0 million during the remainder of fiscal 2005. We do not expect to make any contributions to our domestic pension plan during fiscal 2005.

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 12 - Restructuring Costs

The activity in the restructuring liability accounts by cost category is as follows:

	Lease and	Severance
	Contract-Related	and Related	Total
	Costs	Costs	Costs
At September 30, 2004	$7.9	$4.5	$12.4
Charges (credits)	(0.4)	4.4	4.0
Cash payments	(2.1)	(3.0)	(5.1)

At March 31, 2005	$5.4	$5.9	$11.3

During the second quarter and first half of 2005, we recorded net restructuring charges of $1.2 million and $4.0 million, respectively. These charges included:

•	Plant shut down and restructuring costs associated with the closure of our Salem, OH manufacturing plant of $0.1 million in the second quarter and $0.2 million in the first half of 2005;

•	Restructuring charges associated with the downsizing of our Ford City, PA manufacturing plant of $0.1 million in the second quarter and $0.6 million in the first half of 2005;

•	Plant shut down and restructuring costs associated with the closure of our Tupelo, MS manufacturing plant of $0.3 million in the second quarter and $1.0 million in the first half of 2005, which includes a $1.3 million reduction in our accrual for environmental restoration as a result of revised estimates; and

•	Severance related to the consolidation of our administrative functions into our shared services center in Dallas, TX of $0.7 million in the second quarter and $2.2 million in the first half of 2005, which was completed in the second quarter of 2005.

We expect to incur approximately $1.8 million in additional restructuring charges during the remainder of fiscal 2005.

Approximately $9.4 million of the accrued restructuring costs at March 31, 2005 are included in the balance sheet caption “Accrued expenses and other current liabilities,” while the remaining $1.9 million are recorded in the balance sheet caption “Other non-current liabilities.” We expect the remaining accruals to be paid with cash over the next three years as provided by the severance and lease agreements.

Note 13-Income Taxes

Our effective tax rate in the first half of 2005 declined as a result of a $2.9 million tax benefit recognized in the second quarter of 2005 upon completion of a Federal tax audit.

The Internal Revenue Service (“IRS”) has been conducting a separate audit of our tax returns for the fiscal years 1998 through 2002 since the first quarter of 2004. The IRS has not communicated any areas of concern or proposed any adjustments that were not previously identified and accrued. The IRS anticipates completing their audit in August 2005.

During the second quarter of 2004, we received a refund of $4.0 million relating to the examination of the federal income tax returns for the fiscal years 1995 through 1997, which was already included in our tax rates in prior periods. In addition to the tax refund, we received $2.5 million in interest relating to the refund, which was included in interest income in the second quarter and first half of 2004.

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 14-Segment Data

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

		Bath	Plumbing		Corporate	Consolidated
		Products	Products	Rexair	and Other	Total
Net Sales
Second Quarter	2005	$227.9	$82.1	$27.6	$—	$337.6
	2004	232.3	71.4	29.2	—	332.9
First Half	2005	$440.4	$158.9	$51.4	$—	$650.7
	2004	444.3	138.5	53.9	—	636.7

Total Operating Income (Loss)
Second Quarter	2005	$5.0	$15.3	$6.0	$(5.0)	$21.3
	2004	2.5	12.1	6.7	(3.3)	18.0
First Half	2005	$7.8	$30.5	$12.5	$(10.5)	$40.3
	2004	8.5	24.4	12.7	(7.9)	37.7

Capital Expenditures
Second Quarter	2005	$5.6	$1.3	$0.1	$0.1	$7.1
	2004	2.9	0.9	0.1	0.5	4.4
First Half	2005	$8.7	$2.2	$0.2	$0.2	$11.3
	2004	5.2	1.6	0.9	0.6	8.3

Depreciation and Amortization
Second Quarter	2005	$4.2	$1.3	$0.8	$0.9	$7.2
	2004	3.9	1.3	0.8	0.2	6.2
First Half	2005	$8.2	$2.7	$1.6	$1.9	$14.4
	2004	7.5	2.6	1.6	0.3	12.0

Restructuring Charges Included in Operating Income (Loss)
Second Quarter	2005	$1.2	$—	$—	$—	$1.2
	2004	3.3	—	—	(0.3)	3.0
First Half	2005	$4.0	$—	$—	$—	$4.0
	2004	5.7	—	—	—	5.7

Assets
As of March 31, 2005		$689.7	$204.5	$154.8	$343.6	$1,392.6
As of September 30, 2004		670.5	197.4	158.3	346.6	1,372.8

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 15-Supplemental Joint Issuer and Guarantor Financial Information

The following represents the supplemental consolidating condensed financial statements of Jacuzzi Brands, Inc. (“JBI”), which is the issuer of our Senior Notes, the subsidiaries which are guarantors of the Senior Notes and our subsidiaries which are not guarantors of the Senior Notes as of March 31, 2005 and September 30, 2004 and for each of the three and six months ended March 31, 2005 and 2004. Certain of our existing and future domestic restricted subsidiaries guarantee the Senior Notes, jointly and severally, on a senior basis. The Senior Notes are secured by a first-priority lien on and security interest in substantially all of our domestic real property, plant and equipment (referred to as Notes Collateral). The Senior Notes are also secured by a second-priority lien on and security interest in the Bank Collateral (see our 2004 Annual Report on Form 10-K, filed on December 10, 2004). Separate consolidated financial statements of each guarantor are not presented, as we have determined that they would not be material to investors.

	For the Three Months Ended March 31, 2005
		Combined	Combined
		Guarantor	Non-Guarantor
	JBI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$243.3	$97.1	$(2.8)	$337.6
Operating costs and expenses:
Cost of products sold	—	171.1	69.8	(2.8)	238.1
Selling, general and administrative expenses	4.7	50.7	21.6	—	77.0
Restructuring charges	—	1.2	—	—	1.2

Operating (loss) income	(4.7)	20.3	5.7	—	21.3
Interest expense	(12.0)	(0.2)	(0.2)	—	(12.4)
Interest income	—	—	0.2	—	0.2
Intercompany interest (expense) income, net	(3.8)	3.7	0.1	—	—
Equity in earnings (losses) of investees, net	21.0	2.8	—	(23.8)	—
Other (expense) income, net	(0.6)	0.5	(0.8)	—	(0.9)
Other intercompany (expense) income, net	0.1	(0.2)	0.1	—	—

(Loss) earnings before income taxes and discontinued operations	—	26.9	5.1	(23.8)	8.2
Benefit from (provision for) income taxes	7.8	(5.9)	(2.3)	—	(0.4)

Income (loss) from continuing operations	7.8	21.0	2.8	(23.8)	7.8
(Loss) income from discontinued operations	(0.3)	(0.3)	—	0.3	(0.3)

Net earnings	$7.5	$20.7	$2.8	$(23.5)	$7.5

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

     Note 15-Supplemental Joint Issuer and Guarantor Financial Information (Continued)

	For the Three Months Ended March 31, 2004
		Combined	Combined
		Guarantor	Non-Guarantor
	JBI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$236.5	$97.7	$(1.3)	$332.9
Operating costs and expenses:
Cost of products sold	—	167.9	68.2	(1.3)	234.8
Selling, general and administrative expenses	3.4	51.4	22.3	—	77.1
Restructuring charges	(0.3)	3.3	—	—	3.0

Operating (loss) income	(3.1)	13.9	7.2	—	18.0
Interest expense	(12.2)	(0.3)	—	—	(12.5)
Interest income	2.5	0.4	0.1	—	3.0
Intercompany interest (expense) income, net	(3.5)	5.2	(1.7)	—	—
Equity in earnings (losses) of investees, net	16.5	(21.7)	—	5.2	—
Other (expense) income, net	—	1.3	(0.1)	—	1.2
Other intercompany income (expense), net	—	0.3	(0.3)	—	—

Earnings (loss) before income taxes and discontinued operations	0.2	(0.9)	5.2	5.2	9.7
Benefit from (provision for) income taxes	5.7	(7.2)	(2.3)	—	(3.8)

Income (loss) from continuing operations	5.9	(8.1)	2.9	5.2	5.9
(Loss) income from discontinued operations	—	(39.1)	(24.6)	63.7	—

Net earnings	$5.9	$(47.2)	$(21.7)	$38.1	$5.9

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 15-Supplemental Joint Issuer and Guarantor Financial Information (Continued)

	For the Six Months Ended March 31, 2005
		Combined	Combined
		Guarantor	Non-Guarantor
	JBI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$468.2	$188.2	$(5.7)	$650.7
Operating costs and expenses:
Cost of products sold	—	327.5	133.9	(5.7)	455.7
Selling, general and administrative expenses	10.0	100.2	40.5	—	150.7
Restructuring charges	—	4.0	—	—	4.0

Operating (loss) income	(10.0)	36.5	13.8	—	40.3
Interest expense	(23.6)	(0.4)	(0.5)	—	(24.5)
Interest income	—	0.4	0.8	—	1.2
Intercompany interest (expense) income, net	(7.6)	7.4	0.2	—	—
Equity in earnings (losses) of investees, net	39.5	8.1	—	(47.6)	—
Other (expense) income, net	(0.6)	(0.8)	1.2	—	(0.2)
Other intercompany (expense) income, net	(0.1)	0.8	(0.7)	—	—

(Loss) earnings before income taxes and discontinued operations	(2.4)	52.0	14.8	(47.6)	16.8
Benefit from (provision for) income taxes	15.5	(12.5)	(6.7)	—	(3.7)

Income (loss) from continuing operations	13.1	39.5	8.1	(47.6)	13.1
(Loss) income from discontinued operations	(0.3)	(0.3)	—	0.3	(0.3)

Net earnings	$12.8	$39.2	$8.1	$(47.3)	$12.8

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 15-Supplemental Joint Issuer and Guarantor Financial Information (Continued)

	For the Six Months Ended March 31, 2004
		Combined	Combined
		Guarantor	Non-Guarantor
	JBI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$460.5	$179.0	$(2.8)	$636.7
Operating costs and expenses:
Cost of products sold	—	325.1	124.2	(2.8)	446.5
Selling, general and administrative expenses	7.5	99.5	39.8	—	146.8
Restructuring charges	—	5.7	—	—	5.7

Operating (loss) income	(7.5)	30.2	15.0	—	37.7
Interest expense	(24.8)	(0.5)	(0.2)	—	(25.5)
Interest income	2.6	0.7	0.2	—	3.5
Intercompany interest (expense) income, net	(7.0)	8.4	(1.4)	—	—
Equity in earnings (losses) of investees, net	65.2	8.2	—	(73.4)	—
Minority interest (expense) income	(30.8)	30.8	—	—	—
Other income (expense), net	—	0.4	1.1	—	1.5
Other intercompany (expense) income, net	(0.1)	—	0.1	—	—

(Loss) income before income taxes and discontinued operations	(2.4)	78.2	14.8	(73.4)	17.2
Benefit from (provision for) income taxes	12.9	(13.0)	(6.6)	—	(6.7)

Income (loss) from continuing operations	10.5	65.2	8.2	(73.4)	10.5
(Loss) income from discontinued operations	(0.6)	(0.6)	—	0.6	(0.6)

Net earnings	$9.9	$64.6	$8.2	$(72.8)	$9.9

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 15-Supplemental Joint Issuer and Guarantor Financial Information (Continued)

	At March 31, 2005
		Combined	Combined
		Guarantor	Non-Guarantor
	JBI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$—	$7.7	$18.5	$—	$26.2
Trade receivables, net	—	151.5	93.4	—	244.9
Inventories	—	176.1	53.0	—	229.1
Deferred income taxes	7.0	21.9	1.1	—	30.0
Assets held for sale	—	2.6	—	—	2.6
Other current assets	10.9	13.3	15.2	—	39.4

Total current assets	17.9	373.1	181.2	—	572.2
Property, plant and equipment, net	1.2	72.9	52.7	—	126.8
Pension assets	150.6	—	—	—	150.6
Insurance for asbestos claims	—	171.0	—	—	171.0
Goodwill	—	229.2	55.0	—	284.2
Other intangibles, net	—	59.1	—	—	59.1
Other non-current assets	17.0	11.4	0.3	—	28.7
Investment in subsidiaries/ Intercompany receivable (payable), net	648.2	798.8	197.0	(1,644.0)	—

Total assets	$834.9	$1,715.5	$486.2	$(1,644.0)	$1,392.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$—	$20.2	$—	$20.2
Current maturities of long-term debt	28.2	1.5	—	—	29.7
Trade accounts payable	—	60.4	59.1	—	119.5
Income taxes payable	15.1	2.7	3.0	—	20.8
Accrued expenses and other current liabilities	19.9	69.7	31.7	—	121.3

Total current liabilities	63.2	134.3	114.0	—	311.5
Long-term debt	437.4	3.5	—	—	440.9
Deferred income taxes	(13.8)	38.1	(1.0)	—	23.3
Asbestos claims	—	171.0	—	—	171.0
Other non-current liabilities	36.7	68.6	29.2	—	134.5

Total liabilities	523.5	415.5	142.2	—	1,081.2
Commitments and contingencies Stockholders’ equity	311.4	1,300.0	344.0	(1,644.0)	311.4

Total liabilities and stockholders’ equity	$834.9	$1,715.5	$486.2	$(1,644.0)	$1,392.6

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 15-Supplemental Joint Issuer and Guarantor Financial Information (Continued)

	At September 30, 2004
		Combined	Combined
		Guarantor	Non-Guarantor
	JBI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$0.9	$1.0	$37.7	$—	$39.6
Trade receivables, net	—	155.6	92.1	—	247.7
Inventories	—	152.8	42.6	—	195.4
Deferred income taxes	29.3	—	1.0	—	30.3
Assets held for sale	—	3.6	—	—	3.6
Other current assets	3.3	8.7	11.7	—	23.7

Total current assets	33.5	321.7	185.1	—	540.3
Property, plant and equipment, net	1.1	73.9	49.9	—	124.9
Pension assets	150.3	—	—	—	150.3
Insurance for asbestos claims	—	171.0	—	—	171.0
Goodwill	—	229.2	52.5	—	281.7
Other intangibles, net	—	59.7	—	—	59.7
Other non-current assets	27.0	17.6	0.3	—	44.9
Investment in subsidiaries/ Intercompany receivable (payable), net	570.9	835.7	179.1	(1,585.7)	—

Total assets	$782.8	$1,708.8	$466.9	$(1,585.7)	$1,372.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$—	$21.1	$—	$21.1
Current maturities of long-term debt	2.5	1.4	—	—	3.9
Trade accounts payable	0.3	68.9	54.5	—	123.7
Income taxes payable	0.3	19.2	(1.2)	—	18.3
Accrued expenses and other current liabilities	22.9	79.1	32.4	—	134.4

Total current liabilities	26.0	168.6	106.8	—	301.4
Long-term debt	441.8	5.0	—	—	446.8
Deferred income taxes	(11.5)	37.9	(0.5)	—	25.9
Asbestos claims	—	171.0	—	—	171.0
Other non-current liabilities	37.2	73.2	28.0	—	138.4

Total liabilities	493.5	455.7	134.3	—	1,083.5
Commitments and contingencies Stockholders’ equity	289.3	1,253.1	332.6	(1,585.7)	289.3

Total liabilities and stockholders’ equity	$782.8	$1,708.8	$466.9	$(1,585.7)	$1,372.8

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 15-Supplemental Joint Issuer and Guarantor Financial Information (Continued)

	For the Six Months Ended March 31, 2005
		Combined	Combined
		Guarantor	Non-Guarantor
	JBI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$47.1	$(81.0)	$5.3	$—	$(28.6)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(0.2)	(7.7)	(3.4)	—	(11.3)
Proceeds from sale of property, plant and equipment	—	0.1	—	—	0.1
Proceeds from sale of excess real estate & other non operating assets	—	7.1	—	—	7.1
Net transfers with subsidiaries	(77.3)	17.9	—	59.4	—

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(77.5)	17.4	(3.4)	59.4	(4.1)

FINANCING ACTIVITIES:
Proceeds from long-term debt	46.8	—	—	—	46.8
Repayment of long-term debt	(25.5)	(1.4)	—	—	(26.9)
Payments for stock option exchange	0.2	—	—	—	0.2
Issuance of common stock options	(0.2)	—	—	—	(0.2)
Increase in notes payable, net	—	—	(1.8)	—	(1.8)
Net transfers with parent	—	77.3	(17.9)	(59.4)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	21.3	75.9	(19.7)	(59.4)	18.1

Effect of exchange rate changes on cash and cash equivalents	8.2	(5.6)	(1.4)	—	1.2

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(0.9)	6.7	(19.2)	—	(13.4)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	0.9	1.0	37.7	—	39.6

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$(0.0)	$7.7	$18.5	$—	$26.2

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)

Note 15-Supplemental Joint Issuer and Guarantor Financial Information (Continued)

	For the Six Months Ended March 31, 2004
		Combined	Combined
		Guarantor	Non-Guarantor
	JBI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$8.8	$(37.0)	$24.4	$—	$(3.8)

INVESTING ACTIVITIES:
Proceeds from sale of businesses, net	—	2.4	2.1	—	4.5
Purchases of property, plant and equipment	(0.5)	(4.9)	(2.9)	—	(8.3)
Proceeds from sale of excess real estate	—	—	3.0	—	3.0
Proceeds from the sale of fixed assets	—	0.2	0.1	—	0.3
Net transfers with subsidiaries	(14.8)	6.0	—	8.8	—

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(15.3)	3.7	2.3	8.8	(0.5)

FINANCING ACTIVITIES:
Proceeds from long-term debt	31.5	—	—	—	31.5
Repayment of other long-term debt	(24.1)	(1.2)	—	—	(25.3)
Payment of financing fees	(1.3)	—	—	—	(1.3)
Proceeds from the issuance of common stock for option exercises	0.5	—	—	—	0.5
Decrease in notes payable, net	—	—	(3.3)	—	(3.3)
Net transfers with parent	—	14.8	(6.0)	(8.8)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	6.6	13.6	(9.3)	(8.8)	2.1

Effect of exchange rate changes on cash and cash equivalents	—	10.7	(12.9)	—	(2.2)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	0.1	(9.0)	4.5	—	(4.4)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	0.2	2.9	28.1	—	31.2

CASH AND CASH EQUIVALENTS AT END OF YEAR	$0.3	$(6.1)	$32.6	$—	$26.8

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

Results of Operations

Overview

Jacuzzi Brands, Inc., through our subsidiaries, is a leading global producer of branded bath and plumbing products for the residential, commercial and institutional markets. We currently operate as three business segments, consisting of the Bath Products segment, the Plumbing Products segment and the Rexair segment. Our Bath Products segment manufactures whirlpool baths, spas, showers, sanitary ware, including sinks and toilets, and bathtubs for the construction and remodeling markets. Our Plumbing Products segment manufactures professional grade drainage, water control, commercial brass and PEX piping products for the commercial and institutional construction, renovation and facilities maintenance markets. Our Rexair segment manufactures premium vacuum cleaner systems sold through independent distributors in the direct sales retail channel. Subsequent to the end of the second quarter of 2005, we entered into an agreement to sell 70% of our investment in Rexair. As a result, we will begin accounting for Rexair under the equity method upon completion of the sale as prescribed by APB No. 18. (Refer to Liquidity and Capital Resources for more information regarding the Rexair sale.)

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

We continue to initiate programs to improve the operation of our Bath Products segment. We have recently invested in global branding and product development initiatives in an effort to unify the marketing and innovation efforts of our JACUZZI® products. We launched a global consumer awareness initiative in January 2005 focused on our new line of JACUZZI® brand baths and spas, and we have recently introduced a number of new product lines. We also initiated several plans to improve our Bath Products segment profitability over the past two years. These initiatives included the downsizing of a manufacturing plant, the closure of two manufacturing facilities, the outsourcing of products through lower cost suppliers, the rationalization of unprofitable product lines, and the further consolidation of selling and administrative functions into our shared services center in Dallas, TX. In addition, we recently expanded our state-of-the-art stainless steel sink plant in Malta and announced the opening of an engineering and sourcing center in Zhuhai, China to further advance our cost-saving initiatives.

Our Plumbing Products business is dependent upon commercial and institutional construction activity and is therefore affected by macroeconomic factors such as economic growth and interest rates. The U.S. commercial and institutional construction market is cyclical in nature. Commercial and institutional construction increased slightly in 2004 after a few years of decline. This market has continued to show signs of improvement during the first half of 2005. Sales of our products have steadily grown at rates in excess of market growth over the past few years as a result of product innovation, targeted marketing programs and favorable pricing driven by our low-cost base. We believe that macroeconomic and demographic factors such as population growth and infrastructure demands will ultimately drive growth in these markets over the long-term.

The operating results of our Plumbing Products segment have also been impacted by the rising raw materials costs. We have established initiatives targeting procurement and finished product pricing to offset the increased cost for raw materials such as scrap iron and steel.

Overall

	Second Quarter		First Half
	2005	2004	2005	2004
Net sales
Bath Products	$227.9	$232.3	$440.4	$444.3
Plumbing Products	82.1	71.4	158.9	138.5
Rexair	27.6	29.2	51.4	53.9

Total net sales	$337.6	$332.9	$650.7	$636.7

Operating income
Bath Products	$5.0	$2.5	$7.8	$8.5
Plumbing Products	15.3	12.1	30.5	24.4
Rexair	6.0	6.7	12.5	12.7

	26.3	21.3	50.8	45.6
Corporate expenses	(5.0)	(3.3)	(10.5)	(7.9)

Total operating income	$21.3	$18.0	$40.3	$37.7

Net sales increased in the second quarter and first half of 2005 compared to the second quarter and first half of 2004. The overall sales increases were driven primarily by increased Plumbing Products sales. Sales in the second quarter and first half of 2005 benefited from $3.6 million and $11.2 million of favorable foreign currency exchange rate fluctuations.

Operating income also increased in the second quarter and first half of 2005 compared to the same periods of the prior year. The Plumbing Products and Bath Products segments each reported increases in operating income for the second quarter of 2005, which offset a slight decline in operating income at Rexair. The Plumbing Products segment drove the increase in operating income for the first half of 2005. Operating income was impacted by increased marketing and advertising costs associated with our global branding and marketing program, new product development costs, increased raw material and freight costs and higher corporate expenses. In addition, operating income included restructuring charges of $1.2 million and $4.0 million in the second quarter and first half of 2005, respectively. Operating income benefited from $0.2 million and $0.9 million of favorable foreign currency exchange rates in the second quarter and first half of 2005, respectively.

Bath Products

Sales in the Bath Products segment decreased 1.9% in the second quarter of 2005 from the same period in 2004 and decreased 0.9% on a year-to-date basis. Foreign currency benefits of $3.6 million and $11.2 million in the second quarter and first half of 2005, respectively, were offset by lower sales in the U.K. Bath and Sink businesses caused by decline in the U.K. market, lower domestic spa sales and a decline in Eljer® branded sales attributable to the previously announced product rationalizations. Bath and Sink sales in the UK declined as the market abruptly slowed in the second quarter and retailers reduced orders to address higher inventory levels. Domestic spa sales decreased primarily because of a sluggish market resulting from an unusually wet winter in a number of regions and higher energy costs. Service disruptions experienced when consolidating the customer service functions into the Dallas, TX shared services center also contributed to the lower sales. Changes are being implemented to address the customer service issues.

Operating income increased $2.5 million in the second quarter of 2005 and decreased $0.7 million in the first half of 2005 compared to the same periods of 2004. The increase in the second quarter was primarily the result of a $2.1 million decline in restructuring charges and a $0.2 million benefit from favorable exchange rates. Operating income in the second quarter and first half of 2005 included net restructuring charges of $1.2 million and $4.0 million, respectively. These charges related to the previously announced closings and downsizing of certain Eljer manufacturing facilities, as well as the consolidation of administrative functions into the Dallas, TX shared services center. In addition, we settled a dispute with the previous owners of the Sundance Spas business regarding the payment of pre-acquisition warranty costs for $3.5 million, resulting in a reduction in warranty costs of $2.2 million in the second quarter of 2005. Results for the second quarter of 2004 included a $4.1 million increase in bad debt reserves associated with financial difficulties encountered by several Brazilian distributors.

Operating income in the second quarter and first half of 2005 was negatively impacted by the year-over-year decline in sales and higher costs associated with our global branding, marketing and product development initiatives. Operating income also included costs for the expansion of the Malta stainless steel sink plant, the separation of the President of our Jacuzzi business, and the opening of the Zhuhai, China Engineering and Sourcing Center. Product price increases benefited the quarter and year-to-date comparisons and offset higher commodity prices.

Plumbing Products

Sales in the Plumbing Products segment increased 15.0% to $82.1 million in the second quarter of 2005 and increased 14.7% to $158.9 million for the first half of 2005 compared to the same periods last year. The higher sales were driven by continued growth in our principal markets, the market’s increasing conversion from copper pipe to PEX tubing in plumbing applications, and the full realization of price increases implemented during the latter half of fiscal 2004 to offset higher raw material costs.

Operating income for the second quarter of 2005 increased 26.4% to $15.3 million (18.6% of sales). Operating income in the first half of 2005 increased 25.0% to $30.5 million (19.2% of sales). Strong sales volume and favorable pricing continue to offset higher scrap iron and steel costs leading to the improved margins.

Rexair

Rexair’s sales decreased 5.5% or $1.6 million in the second quarter of fiscal 2005 and 4.6% or $2.5 million in the first half of 2005 compared to the same 2004 periods. Domestic sales continue to be challenged by the “Do Not Call” legislation, which restricts the calling of referred customers without first obtaining permission. Rexair has launched alternative strategies to replace appointments lost due to this legislation, such as setting up referral appointments while still in the home, registering people at trade shows, and door-to-door registrations.

Rexair’s second quarter and first half of 2005 operating income remained relatively stable as a percentage of sales compared to the same periods last year, despite lower sales.

Corporate Expenses

Corporate expenses increased to $5.0 million in the second quarter of 2005 from $3.3 million in the second quarter of 2004. The increase was the result of reduced pension income due to a lower discount rate and increased amortization of net actuarial losses ($0.9 million), increased audit and other fees associated with Sarbanes-Oxley compliance ($0.7 million), and amortization associated with various option exchange and buy back programs implemented over the last twelve months ($0.4 million). These increases were partially offset by an overall decrease in other consulting and professional fees.

Interest Income and Expense

Interest expense in the second quarter and first half of 2005 was consistent compared to the same periods of 2004. Interest income decreased on a quarter and year-to-date basis as a result of interest received in the second quarter of 2004 related to a prior IRS audit settlement.

Other Income (Expense), net

Other income (expense), net consist of the following:

	Second Quarter		First Half
	2005	2004	2005	2004
Keller Ladder	$(0.7)	$(1.2)	$(1.6)	$(2.2)
Equity earnings in investees	(0.3)	—	(0.3)	1.5
Gain on sale of excess properties	1.8	0.1	1.8	0.6
Gain (loss) on sale of other non-operating assets	(0.7)	2.4	(0.7)	2.5
Other, net	(1.0)	(0.1)	0.6	(0.9)

Other Income (Expense), net	$(0.9)	$1.2	$(0.2)	$1.5

Taxes

Our effective tax rate in the first half of 2005 declined as a result of a $2.9 million tax benefit recognized in the second quarter of 2005 upon completion of a Federal tax audit.

The IRS has been conducting a separate audit of our tax returns for the fiscal years 1998 through 2002 since the first quarter of 2004. The IRS has not communicated any areas of concern or proposed any adjustments that were not previously identified and accrued. The IRS anticipates completing their audit in August 2005.

During the second quarter of 2004, we received a refund of $4.0 million relating to the examination of the federal income tax returns for the fiscal years 1995 through 1997, which was already included in our tax rates in prior periods. In addition to the tax refund, we received $2.5 million in interest relating to the refund, which was included in interest income in the second quarter and first half of 2004.

Restructuring Costs

The activity in the restructuring liability accounts by cost category is as follows:

	Lease and	Severance
	Contract-Related	and Related	Total
	Costs	Costs	Costs
At September 30, 2004	$7.9	$4.5	$12.4
Charges (credits)	(0.4)	4.4	4.0
Cash payments	(2.1)	(3.0)	(5.1)

At March 31, 2005	$5.4	$5.9	$11.3

During the second quarter and first half of 2005, we recorded net restructuring charges of $1.2 million and $4.0 million, respectively. These charges included:

•	Plant shut down and restructuring costs associated with the closure of our Salem, OH manufacturing plant of $0.1 million in the second quarter and $0.2 million in the first half of 2005;

•	Restructuring charges associated with the downsizing of our Ford City, PA manufacturing plant of $0.1 million in the second quarter and $0.6 million in the first half of 2005;

•	Plant shut down and restructuring costs associated with the closure of our Tupelo, MS manufacturing plant of $0.3 million in the second quarter and $1.0 million in the first half of 2005, which includes a $1.3 million reduction in our accrual for environmental restoration as a result of revised estimates; and

•	Severance related to the consolidation of our administrative functions into our shared services center in Dallas, TX of $0.7 million in the second quarter and $2.2 million in the first half of 2005, which was completed in the second quarter of 2005.

We expect to incur approximately $1.8 million in additional restructuring charges during the remainder of fiscal 2005.

Approximately $9.4 million of the accrued restructuring costs at March 31, 2005 are included in the balance sheet caption “Accrued expenses and other current liabilities,” while the remaining $1.9 million are recorded in the balance sheet caption “Other non-current liabilities.” We expect the remaining accruals to be paid with cash over the next three years as provided by the severance and lease agreements.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash and cash equivalents as well as cash provided from operations and available borrowings. We expect to satisfy our operating needs, including the cash requirements of our capital expenditures and restructuring programs, through operating cash flows and borrowings under our existing bank facilities.

Net cash used in operating activities of continuing operations was $28.6 million in the first half of 2005 compared to $1.9 million in the first half of 2004. The year-over-year increase in cash used was primarily due to a $6.5 million tax refund and $7.7 million received as a result of the resolution of a litigation claim in the first half of 2004. Cash used in the current year included the payment of $5.8 million in additional dealer rebates as a result of the increase in sales in 2004. Inventory levels increased during the first half of 2005 as a result of higher commodity prices, weak top line performance in our domestic spa and UK bath and sink businesses, the introduction of new product lines and an increase in overseas sourcing of products. Overseas sourcing increases inventory lead times, requiring additional stocking levels. We have plans in place to reduce inventory levels during our peak third and fourth quarter selling season in addition to improving payment terms with our customers and vendors.

During the first half of 2004, our discontinued operations used cash of $1.9 million associated with the operations of our water systems business, which was sold in October 2003. In the third quarter of fiscal 2005, for reasons discussed in Note 1, we will consolidate SJ into our financial statements and include their operating results in discontinued operations. We do not expect the consolidation of SJ to have an impact on our future working capital.

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

During the first half of 2005, we paid approximately $5.1 million related to our restructuring plans, and expect to pay approximately $5.4 million over the next two quarters (see Restructuring Costs for information on restructuring charges). We paid approximately $5.3 million related to our restructuring plans during the first half of 2004.

Net cash used in investing activities in the first half of 2005 was $4.1 million compared to $0.5 million used in the same period of 2004. Net cash used in the first half of 2005 consisted of capital expenditures of $11.3 million, partially offset by net proceeds of $4.4 million from the sale of a note receivable obtained in conjunction with the sale of our swimming pool and equipment business in May 2003 and net proceeds of $2.7 million for the sale of an excess property. Net cash used in investing activities in the first half of 2004 included $8.3 million in capital expenditures, net proceeds of $4.5 million associated with the sale of two discontinued businesses and proceeds of $3.0 million from the sale of an excess property.

On May 6, 2005, we entered into an agreement to sell 70% of our investment in Rexair in a transaction valued at $170 million. We will receive net cash proceeds of approximately $145 million, and we anticipate recording an after tax gain, net of debt retirement costs, of approximately $24 million in the third quarter of fiscal 2005. Capital loss carryforwards will be used to offset the gain on the sale for tax purposes. We will begin accounting for our retained investment in Rexair under the equity method of accounting as prescribed by APB No. 18 upon completion of the sale. A portion of the proceeds will be used to retire the term loan and repay the balance of the asset-based credit facility, which together amounted to approximately $86 million at March 31, 2005.

Capital expenditures increased in the Bath Products segment during the first half of 2005 as we continued to invest in new products and upgrades in point-of-sale materials and merchandising. We expect company wide capital expenditures for the remainder of fiscal 2005 to be $17.5 million. These expenditures will include new business requirements, system upgrades and implementations, initiatives involving the consolidation of workflows and improvement of manufacturing efficiencies and other capital requirements in the ordinary course of business.

Net cash provided by financing activities was $18.1 million during the first half of 2005 and $2.1 million in the first half of 2004. Cash was provided in both periods from net borrowings on long-term debt and notes. In addition, we paid $1.3 million in financing fees and received proceeds of $0.5 million from stock option exercises in the first half of 2004.

The outstanding debt balances and the maximum availability under our debt instruments at March 31, 2005 were as follows:

	Maximum	Amount	Applicable
	Availability	Outstanding	Interest Rate
Senior Notes	$380.0	$380.0	9.625%
Asset-based credit facility (1)	133.9	28.2	2.25% over LIBOR or 0.25% over Prime
Term loan	57.4	57.4	5.0% over LIBOR
US Brass note	5.0	5.0	Interest imputed at 9.5%

Total	$576.3	$470.6

(1)	An additional $41.1 million of the facility is utilized for letters of credit at the end of the second quarter of 2005.

The 9.625% senior secured notes (“Senior Notes”), which were previously registered with the Securities and Exchange Commission under the Securities Act, were de-registered on March 2, 2005. The Senior Notes are due on July 1, 2010 and require the payment of interest of $18.3 million on January 1 and July 1 of each year.

The term loan matures July 15, 2009 and bears interest at LIBOR plus 5.0%. The weighted-average interest rate associated with the term loan was 7.3% for the first half of 2005 and 9.25% for the first half of 2004. The asset-based credit facility matures on July 15, 2008 and currently bears interest at 2.25% over LIBOR or 0.25% over Prime. The weighted-average interest rate associated with the asset-based credit facility was 5.0% for the first half of 2005 and 3.8% for the first half of 2004.

Under the asset-based credit facility, we can borrow up to $200.0 million subject to a borrowing base consisting of eligible accounts receivable and eligible inventory, plus eligible trademarks.

The Bank Facilities require us to maintain a minimum consolidated fixed charge coverage ratio, which is only applicable if our availability under the asset-based credit facility falls below $20.0 million. We were not subject to this debt covenant at March 31, 2005 because our availability exceeded the required threshold. We expect to maintain availability in excess of $20.0 million for the foreseeable future. Our Bank Facilities also include a restriction on the payment of dividends.

We paid $23.6 million of interest on our borrowings in the first half of 2005. Additional information regarding our long-term debt structure can be found in our 2004 Annual Report on Form 10-K, filed on December 10, 2004.

Commitments

At March 31, 2005, we had approximately $133.9 million available to be borrowed under the asset-based facility, of which we had utilized approximately $69.3 million (including $41.1 million of letters of credit); leaving $64.6 million available for additional borrowings. In addition, we have outstanding foreign commercial letters of credit of $2.5 million which do not affect the availability under the asset-based credit facility.

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

We have sold a number of assets and businesses over the last several years and have, on occasion, provided indemnifications for liabilities relating to product liability, environmental, insurance, tax and other claims. We have recorded reserves totaling approximately $19.6 million as of March 31, 2005 for asserted and potential unasserted claims related to these liabilities. These amounts have not been discounted.

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

To manage exposure to interest rate movements, we have used interest rate protection agreements. However, as of March 31, 2005, we do not have any such agreements outstanding. Based on our overall exposure to interest rate changes under our existing debt structure (see Note 6 to our Annual Report on Form 10-K, filed on December 10, 2004), a hypothetical increase of 1% across all maturities of our floating rate debt obligations, would decrease our estimated pre-tax earnings in the twelve month period by approximately $0.7 million.

We are also exposed to foreign currency exchange risk related to our international operations as well as our U.S. businesses, which import or export goods. We have made limited use of financial instruments to manage this risk and have no such instruments outstanding as of March 31, 2005. A hypothetical unfavorable movement of 10% across each of the foreign exchange rates that we have exposure would have decreased our estimated income from continuing operations by approximately $3.9 million in fiscal 2004. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. Changes in exchange rates also affect the volume of sales as the price of foreign goods increase or decrease and products from foreign competitors become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in these potential changes in sales levels.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 7 to our Condensed Consolidated Financial Statements.

Item 4. Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on February 10, 2005. At the meeting:

1.	The following persons were elected as Directors in Class I, to serve until the 2008 Annual Meeting of Stockholders or until their successors are elected and qualified:

Nominee	Votes For	Votes Withheld
Brian C. Beazer	65,786,691	3,337,817
Veronica M. Hagen	65,791,427	3,333,081
John J. McAtee, Jr.	64,497,366	4,627,142

The terms of the Directors in Class II will continue until the 2006 Annual Meeting of Stockholders. The names of the Class II Directors are included in, and incorporated by reference to, the definitive proxy statement for our 2005 Annual Meeting of Stockholders, which was filed with the SEC on January 5, 2005.

2.	Our stockholders ratified the appointment of Ernst & Young LLP as our independent Registered Public Accounting Firm for the 2005 fiscal year with 68,396,223 votes for, 609,430 votes against and 118,855 abstentions.

3.	Our stockholders ratified the 2005 Stock Incentive Plan with 66,194,886 votes for, 2,372,808 votes against and 556,814 abstentions.

Item 6. Exhibits

31.1	Certification of principal executive officer required by Rule 13a-14(a) of the Exchange Act.

31.2	Certification of principal financial officer required by Rule 13a-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JACUZZI BRANDS, INC.

Date: May 10, 2005	By:	/s/ Jeffrey B. Park

Jeffrey B. Park
Senior Vice President,
Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Francisco V. Puñal

Francisco V. Puñal
Vice President and Controller
(Principal Accounting Officer)