Form 10-Q
period 2005-07-02
JACUZZI BRANDS INC
filed 2005-08-11
CIK 1056874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2005
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
Yes ☑ No ☐
As of July 31, 2005, Jacuzzi Brands, Inc. had one class of common stock, of which 76,672,607 shares were outstanding.

JACUZZI BRANDS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
JACUZZI BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
		(Restated)		(Restated)

Net sales	$334.2	$331.3	$916.7	$892.7
Operating costs and expenses:
Cost of products sold	223.5	217.6	621.2	595.8
Selling, general and administrative expenses	75.3	72.1	214.6	206.0
Restructuring charges	1.4	0.5	3.6	1.5

Operating income	34.0	41.1	77.3	89.4

Interest expense	(12.4)	(12.9)	(36.9)	(38.4)
Interest income	0.3	0.3	1.5	3.8
Gain on sale of business	25.8	—	25.8	—
Other expense, net	(5.9)	(0.8)	(5.9)	(0.7)

Earnings before income taxes and discontinued operations	41.8	27.7	61.8	54.1
Provision for income taxes	(3.9)	(10.8)	(8.7)	(20.8)

Earnings from continuing operations	37.9	16.9	53.1	33.3

Discontinued operations:
Loss from operations (net of tax benefit of $1.5, $1.9, $2.4 and $5.9, respectively)	(2.7)	(3.1)	(4.7)	(10.3)
Loss from disposals (net of tax benefit of $1.0 and $1.2, respectively)	(56.0)	—	(56.3)	—

Net (loss) earnings	$(20.8)	$13.8	$(7.9)	$23.0

Basic earnings (loss) per share:
Continuing operations	$0.50	$0.22	$0.70	$0.44
Discontinued operations	(0.78)	(0.04)	(0.81)	(0.13)

	$(0.28)	$0.18	$(0.11)	$0.31

Diluted earnings (loss) per share:
Continuing operations	$0.50	$0.22	$0.69	$0.44
Discontinued operations	(0.77)	(0.04)	(0.79)	(0.14)

	$(0.27)	$0.18	$(0.10)	$0.30

The accompanying notes are an integral part of these statements.

JACUZZI BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	June 30,	September 30,
	2005	2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$69.2	$39.6
Trade receivables, net	221.9	220.1
Inventories	172.6	180.7
Deferred income taxes	27.0	27.8
Assets held for sale	78.1	70.2
Other current assets	32.2	22.1

Total current assets	601.0	560.5

Restricted cash collateral	12.4	—
Property, plant and equipment, net	105.3	118.6
Pension assets	146.2	150.3
Insurance for asbestos claims	171.0	171.0
Goodwill	228.3	281.7
Other intangibles, net	—	59.7
Other non-current assets	35.1	38.6

TOTAL ASSETS	$1,299.3	$1,380.4

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable	$17.8	$21.1
Current maturities of long-term debt	1.5	3.9
Trade accounts payable	106.9	113.3
Income taxes payable	24.1	18.2
Liabilities associated with assets held for sale	71.4	43.1
Accrued expenses and other current liabilities	113.5	120.2

Total current liabilities	335.2	319.8

Long-term debt	383.5	446.8
Deferred income taxes	8.4	34.3
Asbestos claims	171.0	171.0
Other non-current liabilities	119.5	120.0

Total liabilities	1,017.6	1,091.9

Commitments and contingencies

Stockholders’ equity	281.7	288.5

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,299.3	$1,380.4

The accompanying notes are an integral part of these statements.

JACUZZI BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine months ended
	June 30,
	2005	2004
		(Restated)
OPERATING ACTIVITIES:
Net cash provided by operating activities of continuing operations	$8.8	$27.2
Net cash used in operating activities of discontinued operations	(26.6)	(20.5)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(17.8)	6.7

INVESTING ACTIVITIES:
Proceeds from sale of businesses, net	140.7	4.5
Proceeds from sale of investment	4.4	—
Purchases of property, plant and equipment	(18.4)	(11.9)
Proceeds from sale of excess real estate	2.8	3.2
Proceeds from sale of fixed assets	0.2	0.3

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	129.7	(3.9)

FINANCING ACTIVITIES:
Proceeds from long-term debt	59.1	44.2
Repayment of long-term debt	(124.8)	(44.7)
Payment of financing fees	(1.0)	(1.6)
Deposits into restricted cash collateral accounts	(12.4)	—
Payments for stock option exchange	(0.2)	(0.4)
Proceeds from stock option exercises	0.2	0.9
Decrease in notes payable, net	(2.9)	(4.1)

NET CASH USED IN FINANCING ACTIVITIES	(82.0)	(5.7)

Effect of exchange rate changes on cash and cash equivalents	(0.3)	(2.2)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	29.6	(5.1)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	39.6	31.2

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$69.2	$26.1

The accompanying notes are an integral part of these statements.

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions)
(unaudited)
Note 1—Basis of Presentation
We manufacture and distribute a broad range of consumer and industrial products through our operating subsidiaries in three business segments — Bath Products, Plumbing Products and Rexair. Please refer to Note 15 regarding our business segments.
On June 30, 2005, we completed the sale of Rexair to an affiliate of Rhone Capital, LLC (“Rhone”) in a transaction valued at $170 million. We received net cash of $149.2 million and a 30% beneficial interest in Rexair’s new parent company. We recorded a gain of $25.8 million and debt retirement costs of $3.2 million associated with this transaction. The 30% beneficial interest is valued at $5.0 million at June 30, 2005. This investment is accounted for under the equity method in accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock (“APB No. 18”). Our share of Rexair’s net earnings after the date of sale is recorded in other expense, net. Beginning July 1, 2005, Rexair’s results will no longer be reported in operating income as a separate business segment.
In the third quarter of 2005, we completed the sale of substantially all the assets and liabilities of Eljer to an affiliate of Sun Capital Partners, Inc. (“Sun Capital”). Eljer is now accounted for as a discontinued operation and is no longer included in the results of our Bath Products segment (see Note 13).
We operate on a 52- or 53-week fiscal year ending on the Saturday nearest to September 30. The three- and nine-month periods presented in our condensed consolidated financial statements reflect the 13-week and 39-week or 40-week periods ending on the Saturday nearest June 30 of the respective year, but are presented as of June 30 for convenience. The fiscal periods presented in this report on Form 10-Q, which consist of the 13 weeks and 39 weeks ended June 30, 2005 (also referred to as the “third quarter of 2005” and “nine months ended 2005”) and the 13 weeks and 40 weeks ended June 30, 2004 (also referred to as the “third quarter of 2004” and “nine months ended 2004”), are unaudited. However, in our opinion, these financial statements reflect all normal, recurring adjustments necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. These interim financial statements are condensed, and thus, do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for presentation of a complete set of financial statements. The balance sheet as of October 2, 2004 (referred to as September 30, 2004 for convenience) has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for a complete set of financial statements.
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
Any potential variable interest entity (“VIE”) in which we hold a variable interest has been assessed to determine whether the VIE should be consolidated into our results based on criteria established by the Financial Accounting Standards Board (“FASB”) in Interpretation No. 46(R), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46R”). We have evaluated our interests in our wholly-owned subsidiaries and continue to consolidate them under the guidelines set forth in Accounting Research Bulletin No. 51, Consolidated Financial Statements(“ARB 51”), and FASB Statement No. 94, Consolidation of All Majority-Owned Subsidiaries. We have also completed an evaluation of all of our variable interests and believe that we do not have any interests in VIEs, as defined by FIN 46R. However, even after exhaustive efforts, we have been unable to obtain information from Woodlands Ventures, LLC (“Woodlands”), a property developer from whom we obtained a $9.3 million note receivable upon the sale of a property in October 2002, that would allow us to assess whether the entity is a VIE. We will continue to make exhaustive efforts to obtain the information necessary to complete our evaluation. We believe it is highly unlikely that we would be considered the primary beneficiary if it is determined that Woodlands is a VIE.
Certain amounts have been reclassified in our prior year consolidated financial statements to conform them to the presentation used in the current year.

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)
Note 1—Basis of Presentation (continued)
Restatement
Upon the sale of Spear & Jackson in September 2002, we retained 3,543,281 common shares of the buyer which subsequently changed its name to Spear & Jackson (“SJ”). We had been subject to restrictions on the voting of these shares and have not been involved in the management or operations of SJ. Previously, we accounted for our investment in SJ as an available-for-sale security and recorded unrealized gains or losses in comprehensive income as its market value fluctuated. In the second quarter of 2005, SJ’s majority shareholder was required to return his common shares to SJ as part of a settlement reached with the SEC. As the number of SJ’s outstanding shares decreased, our ownership percentage increased. As a result, we changed the accounting for our investment in SJ to the equity method. In the third quarter of 2005, SJ agreed to the termination of the agreement that was restricting our ability to vote all of our shares. We agreed to provide SJ and its affiliates (except the majority shareholder and his spouse) with a general release of liability. The termination of the agreement gave us a majority voting interest in SJ. Thus, we began consolidating SJ into our consolidated financial statements in accordance with ARB 51.
Net earnings (loss) and earnings (loss) per share were restated to reflect the change in accounting for our investment in SJ as a result of the increase in our ownership percentage. Net earnings for the three months ended 2004 increased by $0.1 million; earnings per share for that period did not change. The impact of the restatement on the nine months ended 2004 did not result in a change of the net earnings or earnings per share previously reported. SJ’s operating results are included in discontinued operations for all periods presented. Our consolidated balance sheet as of September 30, 2004 was restated in our second quarter Form 10-Q filed on May 10, 2005 to reflect the change in accounting for our investment in SJ to the equity method, which had the same impact as if the investment was consolidated. Furthermore, SJ’s assets and liabilities have been reclassified to assets held for sale and liabilities associated with assets held for sale, respectively, as a result of the plan of disposal.
Note 2—New Accounting Pronouncements
In June 2005, the Emergency Issues Task Force reached a consensus on Issue No. 04-05, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-05”). EITF 04-05 requires that a general partner in a limited partnership consolidate the partnership unless the presumption of control can be overcome by showing that the limited partners have the ability to dissolve the partnership or otherwise remove the general partner without cause or possess substantive participating rights. EITF 04-05 is effective for (a) general partners of all newly formed limited partnerships and (b) existing limited partnerships for which the partnership agreements are modified. For general partners in all other limited partnerships, it is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. We are in the process of determining the impact of EITF 04-05 on our results of operations; however, we do not expect the impact to be material to our financial position or results of operations.
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
(Tabular amounts in millions)
(unaudited)
Note 2—New Accounting Pronouncements (continued)
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
Note 3—Inventories
Inventories consist of the following:

	June 30,	September 30,
	2005	2004
Finished products	$118.2	$121.5
In-process products	11.3	11.9
Raw materials	43.1	47.3

	$172.6	$180.7

Note 4—Goodwill and Other Intangible Assets
As of June 30, 2005, we had goodwill of $228.3 million compared to $281.7 million at September 30, 2004. The decrease in the goodwill balance is primarily due to the sale of Rexair. Identifiable intangible assets were included in the Rexair segment until the business was sold (see Note 1).
Note 5—Other Non-current Assets
In March 2005, we sold a $5.0 million, 6% convertible note receivable, which we obtained from PolyAir Interpak, Inc. in conjunction with the sale of our swimming pool and equipment business in May 2003. We received $4.4 million in net proceeds from the sale resulting in a $0.7 million loss. The loss is included in other expense, net.

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)
Note 6—Long-Term Debt
Long-term debt consists of the following:

	June 30,	September 30,
	2005	2004
Senior Notes	$380.0	$380.0
Bank Facilities:
Asset-based credit facility	—	2.5
Term loan	—	61.8
Other long-term debt	5.0	6.4

	385.0	450.7
Less: current maturities	(1.5)	(3.9)

Long-term debt	$383.5	$446.8

The 9.625% senior secured notes (“Senior Notes”), which were previously registered with the Securities and Exchange Commission under the Securities Act, were de-registered on March 2, 2005. The Senior Notes are due on July 1, 2010 and require the payment of interest of $18.3 million on January 1 and July 1 of each year. We deposited $12.4 million into restricted cash collateral accounts for the benefit of the bondholders upon the sales of Rexair and Eljer (see Note 1).
The term loan, which was scheduled to mature July 15, 2009, was retired with the proceeds from the sale of Rexair. We paid a prepayment penalty of $1.0 million and expensed $2.2 million of deferred loan costs in connection with the termination of the term loan.
The term loan bore interest at LIBOR plus 5.0%. The weighted-average interest rate associated with the term loan was 7.6% for the nine months ended 2005 and 9.2% for the nine months ended 2004. The asset-based credit facility matures on July 15, 2008 and currently bears interest at 2.25% over LIBOR or 0.25% over Prime. The weighted-average interest rate associated with the asset-based credit facility was 5.0% for nine months ended 2005 and 3.7% for the nine months ended 2004.
Under the asset-based credit facility, we can borrow up to $200.0 million subject to a borrowing base consisting of eligible accounts receivable and eligible inventory, plus eligible trademarks. At June 30, 2005, we had approximately $127.7 million available to be borrowed under the asset-based facility, of which we had utilized approximately $41.2 million for letters of credit, leaving $86.5 million available for additional borrowings. In addition, we have outstanding foreign commercial letters of credit of $2.4 million which do not affect availability under the asset-based credit facility.
The availability under our asset-based credit facility must be reduced by the amount that our cash balance falls below the $42.0 million excess proceeds we received from the sale of Rexair. We are required to either reinvest the excess proceeds in our business or redeem the Senior Notes at par within one year of the date of sale. Our cash balance exceeded $42.0 million at June 30, 2005, thus the availability under our asset-based credit facility was not impacted by this bank facility requirement.
We paid $44.5 million of interest on our borrowings during the nine months ended 2005 and $42.4 million during the nine months ended 2004. Additional information regarding our long-term debt structure can be found in our 2004 Annual Report on Form 10-K, filed on December 10, 2004.
Note 7—Commitments and Contingencies
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

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)
Note 7—Commitments and Contingencies (continued)
Changes in our warranty reserves during the nine months ended 2005 are as follows:

At September 30, 2004	$25.3
Warranty accrual	9.9
Cash payments	(11.4)
Sale of Rexair (see Note 1)	(1.0)

At June 30, 2005	$22.8

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
We have sold a number of assets and businesses over the last several years and have, on occasion, provided indemnifications for liabilities relating to product liability, environmental, insurance, tax and other claims. We have recorded reserves, net of escrow deposits totaling approximately $22.1 million as of June 30, 2005 for asserted and potential unasserted claims related to these liabilities. These amounts have not been discounted.
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

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)
Note 7—Commitments and Contingencies (continued)
As of June 30, 2005, we had accrued approximately $8.4 million ($5.8 million accrued as current liabilities and $2.6 million as non-current liabilities), including $1.8 million for discontinued operations, for environmental liabilities. These amounts are net of $13.8 million held in escrow and have not been discounted. We accrue an amount for each case when the likelihood of an unfavorable outcome is probable and the amount of loss associated with such unfavorable outcome is reasonably estimable. We believe that the range of liability for these matters could reach $17.4 million if it included cases where the likelihood of an unfavorable outcome is only reasonably possible.
Litigation
Certain of our subsidiaries are defendants or plaintiffs in lawsuits that have arisen in the normal course of business. While certain of these matters involve substantial amounts, it is management’s opinion, based on the advice of counsel, that the ultimate resolution of such litigation will not have a material adverse effect on our financial condition, results of operations or cash flows.
In April 2005, we reached an agreement to recover $3.5 million of warranty costs from the previous owners of the Sundance Spas business. The excess recovery of $2.2 million reduced our warranty expense for the nine months ended 2005.
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
New claims filed against Zurn were lower period-over-period. During the third quarter and nine months ended 2005, approximately 2,600 and 9,200, respectively, new asbestos claims were filed against Zurn. During the third quarter and nine months ended 2004, approximately 6,700 and 21,800, respectively, new asbestos claims were filed against Zurn. As of June 30, 2005, the number of asbestos claims pending against Zurn was approximately 71,000 compared to 75,500 as of September 30, 2004. The pending claims against Zurn as of June 30, 2005 were included in approximately 7,700 lawsuits, in which Zurn and an average of 100 other companies are named as defendants, and which cumulatively allege damages of approximately $16.5 billion against all defendants. The claims are handled pursuant to a defense strategy funded by Zurn’s insurers. Defense costs currently do not erode the coverage amounts in the insurance policies, although a few policies that will be accessed in the future may count defense costs toward aggregate limits.
During the third quarter and nine months ended 2005 and as of the end of such periods, approximately 12,800 and 16,000 claims, respectively, were paid and/or pending payment and approximately 5,100 and 11,800 claims, respectively, were dismissed and/or pending dismissal. During the third quarter and nine months ended 2004 and as of the end of such period, approximately 15,400 and 24,100 claims, respectively, were paid and/or pending payment and approximately 2,300 and 3,200 claims, respectively, were dismissed and/or pending dismissal. Since Zurn received its first asbestos claim in the 1980s, Zurn has paid or dismissed or agreed to settle or dismiss approximately 113,600 asbestos claims including dismissals or agreements to dismiss of approximately 21,200 of such claims through June 30, 2005.
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
(Tabular amounts in millions)
(unaudited)
Note 7—Commitments and Contingencies (continued)
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
Zurn estimates that its available insurance to cover its potential asbestos liability as of June 30, 2005 is approximately $294 million. Zurn believes, based on its experience in defending and dismissing such claims and the coverage available, that it has sufficient insurance to cover the pending and reasonably estimable future claims. This conclusion was reached after considering Zurn’s experience in asbestos litigation, the insurance payments made to date by Zurn’s insurance carriers, existing insurance policies, the industry ratings of the insurers and the advice of insurance coverage counsel with respect to applicable insurance coverage law relating to the terms and conditions of those policies. As of June 30, 2005 and September 30, 2004, Zurn recorded a receivable from its insurance carriers of $171 million, which corresponds to the amount of Zurn’s potential asbestos liability that is covered by available insurance and is probable of recovery.
However, there is no assurance that $294 million of insurance coverage will ultimately be available or that Zurn’s asbestos liabilities will not ultimately exceed this amount. Factors that could cause a decrease in the amount of available coverage include changes in law governing the policies, potential disputes with the carriers on the scope of coverage, and insolvencies of one or more of Zurn’s carriers.
Principally as a result of the past insolvency of certain of Zurn’s insurance carriers, coverage analysis reveals that certain gaps exist in Zurn’s insurance coverage, but only if and after Zurn uses approximately $224 million of its remaining approximate $294 million of insurance coverage. As noted above, the estimate of Zurn’s potential liability for asbestos claims pending against it and for claims estimated to be filed through 2014 is $171 million with the expected amount to be paid through 2014 being $127.6 million. In order to use approximately $269 million of the $294 million of its insurance coverage from solvent carriers, Zurn estimates that it would need to satisfy approximately $14 million of asbestos claims, with additional gaps of $80 million layered within the final $25 million of the $294 million of coverage. We will pursue, if necessary, any available recoveries on our approximately $148 million of coverage with insolvent carriers, which includes approximately $83 million of coverage attributable to the gaps discussed above. These estimates are subject to the factors noted above.
After review of the foregoing with Zurn and its consultants, we believe that the resolution of Zurn’s pending and reasonably estimable asbestos claims will not have a material adverse effect on Zurn’s financial condition, results of operations or cash flows.
Note 8 — Comprehensive Earnings
The components of comprehensive earnings are as follows:

	Third Quarter		Nine Months Ended
	2005	2004	2005	2004
		(Restated)		(Restated)
Net (loss) earnings	$(20.8)	$13.8	$(7.9)	$23.0
Foreign currency translation adjustments, net of tax	(9.9)	(0.4)	(1.7)	15.8
Minimum pension liability adjustment, net of tax	0.7	(0.1)	(0.7)	(1.4)
Net unrealized gain (loss) on investments, net of tax	—	0.3	(0.2)	0.4

Comprehensive (loss) earnings	$(30.0)	$13.6	$(10.5)	$37.8

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)
Note 9 — Earnings Per Share
The information required to compute net earnings per basic and diluted share is as follows:

	Third Quarter		Nine Months Ended
	2005	2004	2005	2004
Basic weighted-average number of common shares outstanding	75.5	75.2	75.3	75.0
Effect of potentially dilutive securities:
Stock options	0.5	0.5	0.5	0.5
Restricted stock and restricted stock units	0.6	0.1	0.8	0.1

Diluted weighted-average number of common shares outstanding	76.6	75.8	76.6	75.6

Options to purchase 0.1 million shares in the nine months ended 2005 and options to purchase 1.0 million and 1.1 million shares in the third quarter and nine months ended 2004, respectively, were not included in the computation of diluted earnings per share because the exercise prices of these options exceeded the average market price of the common shares during the respective periods. The effect of anti-dilutive options in the third quarter of 2005 was minimal.
Note 10 — Stock-Based Compensation
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

	Third Quarter		Nine Months Ended
	2005	2004	2005	2004
		(Restated)		(Restated)

Net (loss) earnings, as reported:	$(20.8)	$13.8	$(7.9)	$23.0
Stock-based employee compensation expense, net of tax	0.6	0.9	2.1	1.6
Total stock-based employee compensation expense determined under the fair value method, net of tax	(0.8)	(1.1)	(2.6)	(2.2)

Pro forma net (loss) earnings	$(21.0)	$13.6	$(8.4)	$22.4

(Loss) earnings per share:
Basic — as reported	$(0.28)	$0.18	$(0.11)	$0.31
Basic — pro forma	(0.28)	0.18	(0.11)	0.31
Diluted — as reported	$(0.27)	$0.18	(0.10)	$0.30
Diluted — pro forma	(0.27)	0.18	(0.11)	0.30
These pro forma results are not necessarily indicative of results that may be expected in future periods since additional options may be granted and the estimated fair value of the stock options is assumed to be amortized to expense over the expected option lives.
The pro forma information above was determined using the Black-Scholes option-pricing model based on the following assumptions:

— expected volatility rates of 58% for 2005 and 67% for 2004;

— risk-free interest rates of 3.41% for 2005 and 2.87% for 2004;

— expected option lives of 4 years for both years; and

— expected dividend yield of 0% for both years.

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)
Note 10 — Stock-Based Compensation (continued)
On December 1, 2004, in connection with an option exchange offer, we accepted for cancellation options to purchase 926,859 shares of our common stock, in exchange for 79,259 restricted shares of our common stock (“restricted stock awards”) and $0.2 million in cash. Participants tendered 926,859 of the 936,834 options eligible for the exchange.
In accordance with EITF No. 00-23, Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees (“EITF 00-23”), and FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, employee stock options issued within six months of the option exchange are considered replacement awards and are subject to variable accounting until the award is exercised, forfeited or canceled. As of June 30, 2005, no stock options had been issued to employees associated with this exchange that were deemed to be replacement awards and therefore subject to variable accounting.
EITF 00-23 also provides that variable accounting be applied for those awards that are retained by employees because the offer is declined, and continues until the award is exercised, is forfeited, or expires unexercised. We recorded $0.2 million of compensation expense in the third quarter and nine months ended 2005 associated with the retained options.
The restricted stock awards granted in connection with this exchange offer will vest in equal quarterly increments over four years. The restricted stock awards’ value of $0.8 million at the grant date is being amortized over the vesting period in tranches consistent with our accounting policy of recognizing expense for awards with graded vesting under the expense attribution method described in FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. We recognized amortization associated with these awards of $0.1 million during both the third quarter and nine months ended 2005. Amortization associated with all outstanding restricted stock awards totaled $0.9 million and $3.2 million in the third quarter and nine months ended 2005, respectively.
Note 11 — Pension and Retirement Plans
We sponsor a number of non-contributory defined benefit pension plans and a number of defined contribution plans. Additionally, we provide other post-retirement benefits, such as health care and life insurance benefits, to certain groups of retirees, with most retirees contributing a portion of our costs.
The components of net periodic expense (income) for our defined benefit pension and other post-retirement benefit plans are as follows:

	Pension Plans
	Third Quarter		Nine Months Ended
	2005	2004	2005	2004
Service cost	$2.1	$1.9	$6.2	$6.0
Interest cost	5.8	5.3	17.3	15.8
Expected return on plan assets	(8.9)	(8.9)	(26.5)	(26.7)
Amortization of prior service cost	0.4	0.2	1.2	0.5
Amortization of net actuarial loss	1.5	0.6	4.3	1.8
Curtailment/settlement	4.5	—	4.5	0.4

Periodic expense of (income from) defined benefit plans including discontinue operations	5.4	(0.9)	7.0	(2.2)
Net reclassification adjustment for discontinued operations	(2.9)	(0.4)	(4.6)	(1.4)

Net periodic expense of (income from):
Defined benefit plans	2.5	(1.3)	2.4	(3.6)
Defined contribution plans	0.4	0.3	1.2	1.0

Net periodic expense (income)	$2.9	$(1.0)	$3.6	$(2.6)

Included in the third quarter and nine months ended 2005 are curtailment and settlement charges of $4.5 million related to the sales of Rexair and Eljer (See Notes 1 and 13). The curtailment charge of $0.4 million in the first nine months of 2004 relates to a change in benefits provided to certain employees of Eljer.

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)
Note 11 — Pension and Retirement Plans (continued)

	Other Post-retirement Benefit Plans
	Third Quarter		Nine Months Ended
	2005	2004	2005	2004
Service cost	$0.1	$0.1	$0.3	$0.4
Interest cost	0.6	0.9	2.0	2.8
Amortization of prior service cost	(0.8)	(0.2)	(2.4)	(0.6)
Amortization of net actuarial loss	0.8	0.5	2.4	1.5
Curtailment	(0.4)	—	(0.4)	0.6

Net periodic expense including discontinued operations	0.3	1.3	1.9	4.7
Net reclassification adjustment for discontinued operations	(0.7)	(1.3)	(2.1)	(4.6)

Net periodic (income) expense	$(0.4)	$—	$(0.2)	$0.1

Included in the third quarter and nine months ended 2005 is a curtailment credit of $0.4 million associated with the sale of Rexair. The curtailment charge of $0.6 million in the first nine months of 2004 relates to a change in benefits provided to certain employees of Eljer. Eljer’s long-term retiree medical liability was transferred to Sun Capital at the time of sale (See Note 13).
Our funding policy is to contribute amounts to our pension plans sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such additional amounts as we may determine to be appropriate from time to time. During the nine months ended fiscal 2005, we contributed $0.5 million to our foreign pension plans and expect to contribute another $1.5 million during the remainder of fiscal 2005. We do not expect to make any contributions to our domestic pension plan during fiscal 2005.
Note 12 — Restructuring Costs
The activity in the restructuring liability accounts by cost category is as follows:

	Lease and	Severance
	Contract-Related	and Related	Total
	Costs	Costs	Costs
At September 30, 2004	$3.1	$2.5	$5.6
Charges (credits)	(0.3)	3.9	3.6
Cash payments	(0.9)	(3.8)	(4.7)

At June 30, 2005	$1.9	$2.6	$4.5

During the third quarter and nine months ended 2005, we recorded net restructuring charges of $1.4 million and $3.6 million, respectively. The charges included:
•	Lease and contract related net credits of $0.3 million during the third quarter of 2005 associated with a reorganization of our North American bath operations. This is primarily related to an adjustment associated with the leased space used by our shared services center in Dallas, TX.

•	Severance charges of $1.7 million for the third quarter and $3.9 million for the first nine months of 2005 associated with the consolidation of administrative functions into the shared services center in Dallas, TX along with the elimination of certain G&A positions within our North American bath operations, the streamlining of our UK Bath manufacturing operations and the elimination of certain management positions in Brazil.
We expect to incur approximately $1.0 million in additional restructuring charges during the fourth quarter of 2005.
Approximately $3.4 million of the accrued restructuring costs at June 30, 2005 are included in the balance sheet caption “Accrued expenses and other current liabilities,” while the remaining $1.1 million are recorded in the balance sheet caption “Other non-current liabilities.” We expect the remaining accruals to be paid with cash over the next three years as provided by the severance and lease agreements.

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)
Note 13 — Discontinued Operations
On May 20, 2005, the Board of Directors approved a plan to dispose of Eljer. In the third quarter of 2005, we completed the sale of substantially all the assets, the current liabilities, the long-term retiree medical liability and certain other liabilities of Eljer to Sun Capital. Sun Capital also took over our Ford City, PA and Tupelo, MS operations. We retained the Salem, OH manufacturing facility, which was closed in fiscal 2004, and several liabilities associated with events occurring before the acquisition, such as employee and environmental claims. We also agreed to provide transition services at no cost for a period of up to four months after the sale and to pay any severance liabilities for any Eljer employee not retained by Sun Capital. The sale of Eljer resulted in a loss of $56.0 million, net of tax.
Eljer’s operations were previously included in our Bath Products segment. The operating results of this business are included in our loss from discontinued operations for all periods presented in accordance with SFAS No. 144. Summarized results of the business are as follows:

	Third Quarter		Nine months ended
	2005	2004	2005	2004
Net sales	$35.7	$35.5	$104.9	$110.8
Operating loss	$(5.4)	$(5.0)	$(8.4)	$(15.6)
Eljer’s operating loss for the third quarter of 2005 includes net restructuring credits of $0.2 million, while the operating loss for the third quarter of 2004 includes restructuring charges of $2.4 million. Excluding these charges and credits, Eljer’s operating loss for the third quarter of 2005 increased year over year primarily as a result of an increase in workers’ comp expense and a reduction in shipping days as a result of the sale. Eljer’s operating loss for the first nine months of 2005 and 2004 included restructuring charges of $1.7 million and $7.1 million, respectively, associated with cost reduction initiatives such as the closure of the Salem, OH plant and the downsizing of the Ford City, PA plant. Excluding these charges, Eljer’s operating loss for the first nine months of 2005 decreased year over year as we began to see the benefits of our cost reduction initiatives.
On April 15, 2005, we adopted a plan to dispose of our investment in SJ. In the third quarter of 2005, we consolidated SJ into our financial statements and began accounting for SJ as a discontinued operation in accordance with SFAS No. 144. Additional disclosure of the SJ transaction is included in Note 1.
The assets and liabilities of these businesses are included in assets held for sale and liabilities associated with assets held for sale, respectively, at September 30, 2004. The Eljer business was sold prior to the end of the third quarter of 2005; thus, only the assets and liabilities of SJ are included in assets and liabilities held for sale at June 30, 2005.
The major classes of assets and liabilities classified as held for sale are as follows:

	June 30,	September 30,
	2005	2004
Cash	$11.4	$—
Trade receivables, net	21.0	27.6
Inventories	25.7	14.6
Other current assets	1.7	1.5
Deferred taxes	2.1	12.0
Property, plant and equipment, net	5.4	10.0
Equity investment	—	3.8
Other long term assets	10.8	0.7

Assets held for sale	$78.1	$70.2

Trade accounts payable	$9.3	$10.5
Taxes payable	0.1	—
Other current liabilities	13.8	14.2
Other long term liabilities	35.7	18.4
Minority interest	12.5	—

Liabilities associated with assets held for sale	$71.4	$43.1

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)
Note 13 — Discontinued Operations (continued)
Included in assets held for sale under the classification of property, plant and equipment are properties held for sale of $2.7 million at June 30, 2005 and $3.6 million at September 30, 2004. These properties are currently being marketed for sale and meet all of the criteria for classification as held for sale at June 30, 2005 as required by SFAS No. 144. These properties are recorded at the lower of their carrying value or fair value less cost to sell.
Restructuring
Restructuring charges incurred by Eljer have been reclassified to discontinued operations. Approximately $1.9 million of the accrued restructuring liabilities at June 30, 2005 are included in the balance sheet caption “Accrued expenses and other current liabilities,” while the remaining $1.3 million are recorded in the balance sheet caption “Other non-current liabilities.” We expect the remaining accruals to be paid with cash over the next three years as provided by the severance and lease agreements.
Pension Plan
SJ operates a contributory defined benefit pension plan (“The Plan”) covering certain of its employees in its United Kingdom based subsidiaries. The benefits covered by the Plan are based on years of service and compensation history. Plan assets are primarily invested in equities, fixed income securities and government securities.
Pension costs amounted to $1.0 million for the third quarter of 2005 and $0.3 for the same quarter last year. Pension costs for the nine months ended 2005 were $3.0 million compared with $1.0 million for the equivalent period last year. The net periodic costs include the following components:

	Third Quarter		Nine Months Ended
	2005	2004	2005	2004
Service cost	$0.5	$0.4	$1.4	$1.1
Interest cost	2.5	2.2	7.6	6.8
Expected return on plan assets	(2.7)	(2.7)	(8.0)	(8.2)
Recognition of actuarial loss	0.7	0.4	2.0	1.3

Total benefit cost	$1.0	$0.3	$3.0	$1.0

SJ’s funding policy with respect to the Plan is to contribute annually not less than the minimum required by applicable UK law and pension regulations. Amounts payable are determined on the advice of the Plan’s actuaries.
The pension plan actuarial advisors carried out an actuarial valuation of the Plan as of December 31, 2004. This valuation showed an increase in the Plan’s deficit compared to that calculated at April 5, 2002, the date of the last full actuarial valuation. Following discussions between SJ and the Trustees of the Plan, it was agreed that SJ would make a lump sum special contribution to the Plan of approximately $7.2 million. Approximately $3.6 million was paid in June 2005 with the remainder to be paid by the end of September 2005.
SJ has contributed $4.4 million to the Plan in the third quarter of 2005 ($0.6 million in the third quarter of 2004) and $5.9 million in the nine months ended 2005 ($2.1 in the nine months ended 2004). The amounts for the three and nine months ended 2005 include $3.6 million relating to the special contribution that was made in June 2005.
Generally accepted accounting principles require a minimum pension liability be recorded when the value of pension assets is less than the accumulated benefit obligation (“ABO”) at the annual measurement date. As of September 30, 2004, SJ’s most recent measurement date for pension accounting, the value of the ABO exceeded the market value of investments held by the pension plan by approximately $33.5 million. In accordance with generally accepted accounting principles, the charge against stockholders’ equity will be adjusted in the fourth quarter of 2005 to reflect the value of pension assets compared to the ABO as of the end of September 2005. If the level of pension assets exceeds the ABO as of a future measurement date, the full charge against stockholders’ equity would be reversed.
Our share of SJ’s pension benefit cost is included in loss from discontinued operations.

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)
Note 14—Income Taxes
Our effective tax rate in the nine months ended 2005 declined as a result of the following:
•	No taxes will be incurred on the Rexair gain because it resulted in a capital loss for tax purposes.

•	A $2.9 million tax benefit was recognized in the second quarter of 2005 upon the completion of a Federal tax audit of a subsidiary.

•	A $4.4 million tax benefit was recognized in the third quarter of 2005 as a result of a Federal tax audit of our consolidated tax returns for the fiscal years 1998 through 2002. The benefit resulted from agreed upon computational adjustments. The IRS provided their preliminary report for this audit in July 2005. We continue to discuss the findings in the preliminary report with the IRS. We have adequate reserves to cover the current proposed adjustments.
Excluding the impact of these three items, our effective tax rate for the year has increased as a result of the change in the mix of foreign and domestic earnings after the sales of Rexair and Eljer.
During the nine months ended 2004, we received a refund of $4.0 million relating to the examination of the federal income tax returns for the fiscal years 1995 through 1997, which was already included in our tax rates in prior periods. In addition to the tax refund, we received $2.5 million in interest relating to the refund, which was included in interest income in the nine months ended 2004.

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)
Note 15—Segment Data
Our results of operations are reported in three business segments, consisting of the Bath Products segment, the Plumbing Products segment and the Rexair segment. Our Bath Products segment manufactures whirlpool baths, spas, showers, sanitary ware, including sinks and toilets, and bathtubs for the construction and remodeling markets. Our Plumbing Products segment manufactures professional grade drainage, water control, commercial brass and PEX piping products for the commercial and institutional construction, renovation and facilities maintenance markets. Our Rexair segment manufactures premium vacuum cleaner systems that are sold in the direct sales retail channel. The Rexair business was sold on June 30, 2005 (see Note 1). The following is a summary of the significant accounts and balances by segment, reconciled to the consolidated totals.

		Bath	Plumbing		Corporate	Consolidated
		Products	Products	Rexair	and Other	Total
Net Sales
Third Quarter	2005	$213.3	$96.2	$24.7	$—	$334.2
	2004	218.3	86.2	26.8	—	331.3
Nine Months Ended	2005	$585.5	$255.1	$76.1	$—	$916.7
	2004	587.3	224.7	80.7	—	892.7

Total Operating Income (Loss)
Third Quarter	2005	$12.4	$20.7	$6.5	$(5.6)	$34.0
	2004	19.4	18.8	7.5	(4.6)	41.1
Nine Months Ended	2005	$23.2	$51.2	$19.0	$(16.1)	$77.3
	2004	38.7	43.1	20.2	(12.6)	89.4

Capital Expenditures
Third Quarter	2005	$6.1	$0.7	$0.2	$0.1	$7.1
	2004	3.1	0.5	0.1	0.1	3.8
Nine Months Ended	2005	$14.8	$2.9	$0.4	$0.3	$18.4
	2004	8.2	2.1	1.0	0.6	11.9

Depreciation and Amortization
Third Quarter	2005	$3.6	$1.2	$0.7	$0.7	$6.2
	2004	2.9	1.5	0.9	0.6	5.9
Nine Months Ended	2005	$10.8	$3.9	$2.3	$2.6	$19.6
	2004	8.5	4.1	2.5	0.9	16.0

Restructuring Charges Included in Operating Income (Loss)
Third Quarter	2005	$1.4	$—	$—	$—	$1.4
	2004	1.1	—	—	(0.6)	0.5
Nine Months Ended	2005	$3.6	$—	$—	$—	$3.6
	2004	2.1	—	—	(0.6)	1.5

Assets
As of June 30, 2005		$595.6	$205.2	$—	$498.5	$1,299.3
As of September 30, 2004		679.9	197.4	158.3	344.8	1,380.4

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)
Note 16—Supplemental Joint Issuer and Guarantor Financial Information
The following represents the supplemental consolidating condensed financial statements of Jacuzzi Brands, Inc. (“JBI”), which is the issuer of our Senior Notes, the subsidiaries which are guarantors of the Senior Notes and our subsidiaries which are not guarantors of the Senior Notes as of June 30, 2005 and September 30, 2004 and for each of the three and nine months ended June 30, 2005 and 2004. Certain of our existing and future domestic restricted subsidiaries guarantee the Senior Notes, jointly and severally, on a senior basis. The Senior Notes are secured by a first-priority lien on and security interest in substantially all of our domestic real property, plant and equipment (referred to as Notes Collateral). The Senior Notes are also secured by a second-priority lien on and security interest in the Bank Collateral (see our 2004 Annual Report on Form 10-K, filed on December 10, 2004). Separate consolidated financial statements of each guarantor are not presented, as we have determined that they would not be material to investors.

	For the Three Months Ended June 30, 2005
		Combined	Combined
		Guarantor	Non-Guarantor
	JBI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$244.0	$94.1	$(3.9)	$334.2
Operating costs and expenses:
Cost of products sold	—	161.1	66.3	(3.9)	223.5
Selling, general and administrative expenses	5.5	47.3	22.5	—	75.3
Restructuring charges	—	0.8	0.6	—	1.4

Operating (loss) income	(5.5)	34.8	4.7	—	34.0

Interest expense	(11.9)	(0.2)	(0.3)	—	(12.4)
Interest income	0.1	—	0.2	—	0.3
Intercompany interest (expense) income, net	(4.0)	3.7	0.3	—	—
Equity in earnings (losses) of investees, net	76.2	2.9	—	(79.1)	—
Gain on sale of business	—	25.8	—	—	25.8
Other (expense) income, net	(4.3)	(0.8)	(0.8)	—	(5.9)
Other intercompany (expense) income, net	(35.2)	34.4	0.8	—	—

Earnings (loss) before income taxes and discontinued operations	15.4	100.6	4.9	(79.1)	41.8
Benefit from (provision for) income taxes	22.5	(24.4)	(2.0)	—	(3.9)

Earnings (loss) from continuing operations	37.9	76.2	2.9	(79.1)	37.9

(Loss) income from discontinued operations	(58.7)	(58.7)	—	58.7	(58.7)

Net (loss) earnings	$(20.8)	$17.5	$2.9	$(20.4)	$(20.8)

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)
Note 16—Supplemental Joint Issuer and Guarantor Financial Information (Continued)

	For the Three Months Ended June 30, 2004
		Combined	Combined
		Guarantor	Non-Guarantor
	JBI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$238.2	$95.6	$(2.5)	$331.3
Operating costs and expenses:
Cost of products sold	—	154.5	65.6	(2.5)	217.6
Selling, general and administrative expenses	5.1	47.1	19.9	—	72.1
Restructuring charges	—	0.5	—	—	0.5

Operating (loss) income	(5.1)	36.1	10.1	—	41.1

Interest expense	(12.3)	(0.2)	(0.4)	—	(12.9)
Interest income	—	0.2	0.1	—	0.3
Intercompany interest (expense) income, net	(3.5)	3.1	0.4	—	—
Equity in earnings (losses) of investees, net	30.5	5.6	—	(36.1)	—
Other (expense) income, net	—	(0.9)	0.1	—	(0.8)
Other intercompany income (expense), net	—	0.2	(0.2)	—	—

Earnings (loss) before income taxes and discontinued operations	9.6	44.1	10.1	(36.1)	27.7
Benefit from (provision for) income taxes	7.3	(13.6)	(4.5)	—	(10.8)

Earnings (loss) from continuing operations	16.9	30.5	5.6	(36.1)	16.9

(Loss) earnings from discontinued operations	(3.1)	(3.1)	—	3.1	(3.1)

Net earnings (loss)	$13.8	$27.4	$5.6	$(33.0)	$13.8

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)
Note 16—Supplemental Joint Issuer and Guarantor Financial Information (Continued)

	For the Nine Months Ended June 30, 2005
		Combined	Combined
		Guarantor	Non-Guarantor
	JBI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$645.1	$282.3	$(10.7)	$916.7
Operating costs and expenses:
Cost of products sold	—	431.8	200.1	(10.7)	621.2
Selling, general and administrative expenses	15.5	136.2	62.9	—	214.6
Restructuring charges	—	3.0	0.6	—	3.6

Operating (loss) income	(15.5)	74.1	18.7	—	77.3

Interest expense	(35.6)	(0.5)	(0.8)	—	(36.9)
Interest income	0.1	0.4	1.0	—	1.5
Intercompany interest (expense) income, net	(11.5)	11.0	0.5	—	—
Equity in earnings (losses) of investees, net	108.6	11.8	—	(120.4)	—
Gain on sale of Rexair	—	25.8	—	—	25.8
Other (expense) income, net	(4.9)	(1.4)	0.4	—	(5.9)
Other intercompany (expense) income, net	(20.7)	20.6	0.1	—	—

Earnings (loss) before income taxes and discontinued operations	20.5	141.8	19.9	(120.4)	61.8
Benefit from (provision for) income taxes	32.6	(33.2)	(8.1)	—	(8.7)

Earnings (loss) from continuing operations	53.1	108.6	11.8	(120.4)	53.1

(Loss) earnings from discontinued operations	(61.0)	(61.0)	—	61.0	(61.0)

Net (loss) earnings	$(7.9)	$47.6	$11.8	$(59.4)	$(7.9)

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)
Note 16—Supplemental Joint Issuer and Guarantor Financial Information (Continued)

	For the Nine Months Ended June 30, 2004
		Combined	Combined
		Guarantor	Non-Guarantor
	JBI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$—	$624.6	$274.6	$(6.5)	$892.7
Operating costs and expenses:
Cost of products sold	—	412.4	189.9	(6.5)	595.8
Selling, general and administrative expenses	12.6	133.7	59.7	—	206.0
Restructuring charges	—	1.5	—	—	1.5

Operating (loss) income	(12.6)	77.0	25.0	—	89.4

Interest expense	(37.1)	(0.7)	(0.6)	—	(38.4)
Interest income	2.5	0.9	0.4	—	3.8
Intercompany interest (expense) income, net	(10.4)	11.5	(1.1)	—	—
Equity in earnings (losses) of investees, net	70.7	12.6	—	(83.3)	—
Other income (expense), net	0.1	(2.0)	1.2	—	(0.7)
Other intercompany income (expense), net	—	0.1	(0.1)	—	—

Earnings (loss) before income taxes and discontinued operations	13.2	99.4	24.8	(83.3)	54.1
Benefit from (provision for) income taxes	20.1	(29.7)	(11.2)	—	(20.8)

Earnings (loss) from continuing operations	33.3	69.7	13.6	(83.3)	33.3

(Loss) earnings from discontinued operations	(10.3)	(10.3)	(1.0)	11.3	(10.3)

Net earnings (loss)	$23.0	$59.4	$12.6	$(72.0)	$23.0

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)
Note 16—Supplemental Joint Issuer and Guarantor Financial Information (Continued)

	At June 30, 2005
		Combined	Combined
		Guarantor	Non-Guarantor
	JBI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$51.8	$(4.5)	$21.9	$—	$69.2
Trade receivables, net	—	133.5	88.4	—	221.9
Inventories	—	121.1	51.5	—	172.6
Deferred income taxes	7.0	19.4	0.6	—	27.0
Assets held for sale	—	1.8	76.3	—	78.1
Other current assets	12.8	7.5	11.9	—	32.2

Total current assets	71.6	278.8	250.6	—	601.0

Restricted cash collateral	12.4	—	—	—	12.4
Property, plant and equipment, net	1.2	52.8	51.3	—	105.3
Pension assets	146.2	—	—	—	146.2
Insurance for asbestos claims	—	171.0	—	—	171.0
Goodwill	—	176.7	51.6	—	228.3
Other non-current assets	18.3	16.7	0.1	—	35.1
Investment in subsidiaries/ Intercompany receivable (payable), net	491.5	955.3	178.9	(1,625.7)	—

Total assets	$741.2	$1,651.3	$532.5	$(1,625.7)	$1,299.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$—	$17.8	$—	$17.8
Current maturities of long-term debt	—	1.5	—	—	1.5
Trade accounts payable	—	54.2	52.7	—	106.9
Income taxes payable	18.5	5.2	0.4	—	24.1
Liabilities associated with assets held for sale	—	—	71.4	—	71.4
Accrued expenses and other current liabilities	2.0	80.0	31.5	—	113.5

Total current liabilities	20.5	140.9	173.8	—	335.2

Long-term debt	380.0	3.5	—	—	383.5
Deferred income taxes	17.7	0.7	(10.0)	—	8.4
Asbestos claims	—	171.0	—	—	171.0
Other non-current liabilities	41.3	50.6	27.6	—	119.5

Total liabilities	459.5	366.7	191.4	—	1,017.6
Commitments and contingencies
Stockholders’ equity	281.7	1,284.6	341.1	(1,625.7)	281.7

Total liabilities and stockholders’ equity	$741.2	$1,651.3	$532.5	$(1,625.7)	$1,299.3

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)
Note 16—Supplemental Joint Issuer and Guarantor Financial Information (Continued)

	At September 30, 2004
		Combined	Combined
		Guarantor	Non-Guarantor
	JBI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$0.9	$1.0	$37.7	$—	$39.6
Trade receivables, net	—	128.0	92.1	—	220.1
Inventories	—	138.1	42.6	—	180.7
Deferred income taxes	29.3	(2.5)	1.0	—	27.8
Assets held for sale	—	70.2	—	—	70.2
Other current assets	3.3	7.1	11.7	—	22.1

Total current assets	33.5	341.9	185.1	—	560.5

Property, plant and equipment, net	1.1	67.6	49.9	—	118.6
Pension assets .	150.3	—	—	—	150.3
Insurance for asbestos claims	—	171.0	—	—	171.0
Goodwill .	—	229.2	52.5	—	281.7
Other intangibles, net	—	59.7	—	—	59.7
Other non-current assets	26.8	11.6	0.2	—	38.6
Investment in subsidiaries/Intercompany receivable (payable), net	570.4	823.9	178.1	(1,572.4)	—

Total assets	$782.1	$1,704.9	$465.8	$(1,572.4)	$1,380.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$—	$21.1	$—	$21.1
Current maturities of long-term debt	2.5	1.4	—	—	3.9
Trade accounts payable	0.4	58.4	54.5	—	113.3
Income taxes payable	0.3	19.1	(1.2)	—	18.2
Liabilities associated with assets held for sale	—	43.1	—	—	43.1
Accrued expenses and other current liabilities	22.9	65.0	32.3	—	120.2

Total current liabilities	26.1	187.0	106.7	—	319.8
Long-term debt	441.8	5.0	—	—	446.8
Deferred income taxes	(11.5)	46.3	(0.5)	—	34.3
Asbestos claims	—	171.0	—	—	171.0
Other non-current liabilities	37.2	54.8	28.0	—	120.0

Total liabilities	493.6	464.1	134.2	—	1,091.9
Commitments and contingencies
Stockholders’ equity	288.5	1,240.8	331.6	(1,572.4)	288.5

Total liabilities and stockholders’ equity	$782.1	$1,704.9	$465.8	$(1,572.4)	$1,380.4

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)
Note 16—Supplemental Joint Issuer and Guarantor Financial Information (Continued)

	For the Nine Months Ended June, 2005
		Combined	Combined
		Guarantor	Non-Guarantor
	JBI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(59.7)	$33.2	$8.7	$—	$(17.8)

INVESTING ACTIVITIES:
Proceeds from sale of businesses,net	—	140.7	—	—	140.7
Proceeds from sale of investment	—	4.4	—	—	4.4
Purchases of property, plant and equipment	(0.3)	(11.3)	(6.8)	—	(18.4)
Proceeds from sale of fixed assets	—	0.2	—	—	0.2
Proceeds from sale of excess real estate	—	2.8	—	—	2.8
Net transfers with subsidiaries	190.3	15.5	—	(205.8)	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	190.0	152.3	(6.8)	(205.8)	129.7

FINANCING ACTIVITIES:
Proceeds from long-term debt	59.1	—	—	—	59.1
Repayment of long-term debt	(123.4)	(1.4)	—	—	(124.8)
Payment of financing fees	(1.0)	—	—	—	(1.0)
Deposits into restricted cash collateral accounts	(12.4)	—	—	—	(12.4)
Payments for stock option exchange	(0.2)	—	—	—	(0.2)
Proceeds from stock option excercises	0.2	—	—	—	0.2
Decrease in notes payable, net	—	—	(2.9)	—	(2.9)
Net transfers with parent	—	(190.3)	(15.5)	205.8	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(77.7)	(191.7)	(18.4)	205.8	(82.0)

Effect of exchange rate changes on cash and cash equivalents	(1.7)	0.7	0.7	—	(0.3)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	50.9	(5.5)	(15.8)	—	29.6
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	0.9	1.0	37.7	—	39.6

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$51.8	$(4.5)	$21.9	$—	$69.2

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)
Note 16—Supplemental Joint Issuer and Guarantor Financial Information (Continued)

	For the Nine Months Ended June 30, 2004
		Combined	Combined
		Guarantor	Non-Guarantor
	JBI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$11.8	$(34.5)	$29.4	$—	$6.7

INVESTING ACTIVITIES:
Proceeds from sale of business, net	—	2.4	2.1	—	4.5
Purchases of property, plant and equipment	(0.6)	(7.1)	(4.2)	—	(11.9)
Proceeds from sale of excess real estate	—	—	3.2	—	3.2
Proceeds from sale of fixed assets	—	0.1	0.2	—	0.3
Net transfers with subsidiaries	(11.2)	12.5	—	(1.3)	—

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(11.8)	7.9	1.3	(1.3)	(3.9)

FINANCING ACTIVITIES:
Proceeds from long-term debt	44.1	0.1	—	—	44.2
Repayment of long-term debt	(43.4)	(1.3)	—	—	(44.7)
Payment of financing fees	(1.6)	—	—	—	(1.6)
Proceeds from stock option exercises	0.9	—	—	—	0.9
Payments for stock option exchange	(0.4)	—	—	—	(0.4)
Decrease in notes payable, net	—	—	(4.1)	—	(4.1)
Net transfers with parent	—	11.2	(12.5)	1.3	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(0.4)	10.0	(16.6)	1.3	(5.7)

Effect of exchange rate changes on cash and cash equivalents	(0.2)	11.0	(13.0)	—	(2.2)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(0.6)	(5.6)	1.1	—	(5.1)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	0.2	2.9	28.1	—	31.2

CASH AND CASH EQUIVALENTS AT END OF YEAR	$(0.4)	$(2.7)	$29.2	$—	$26.1

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
Results of Operations
Overview
Jacuzzi Brands, Inc., through our subsidiaries, is a leading global producer of branded bath and plumbing products for the residential, commercial and institutional markets. Our results of operations are reported in three business segments, consisting of the Bath Products segment, the Plumbing Products segment and the Rexair segment. Our Bath Products segment manufactures whirlpool baths, spas, showers, sanitary ware, including sinks and toilets, and bathtubs for the construction and remodeling markets. Our Plumbing Products segment manufactures professional grade drainage, water control, commercial brass and PEX piping products for the commercial and institutional construction, renovation and facilities maintenance markets. Our Rexair segment manufactures premium vacuum cleaner systems sold through independent distributors in the direct sales retail channel.
On June 30, 2005, we completed the sale of Rexair to Rhone in a transaction valued at $170 million. We recorded a gain of $25.8 million and debt retirement costs of $3.2 million associated with this transaction. (Refer to Note 1 and Liquidity and Capital Resources for more information regarding the Rexair sale.)
In the third quarter of 2005, we completed the sale of substantially all the assets and liabilities of Eljer to Sun Capital. Eljer’s operations are classified as discontinued for all periods presented and are excluded from the following discussion of continuing operations. Eljer was previously accounted for as part of the Bath Products segment. See the Discontinued Operations section for a more detailed discussion.
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
Our Plumbing Products business is dependent upon commercial and institutional construction activity and is therefore affected by macro-economic factors such as economic growth and interest rates. The U.S. commercial and institutional construction market is cyclical in nature. Commercial and institutional construction increased slightly in 2004 after a few years of decline. This market has continued to show signs of improvement during the first nine months of 2005. Sales of our products have steadily grown at rates in excess of market growth over the past few years as a result of product innovation, targeted marketing programs and favorable pricing driven by our low-cost base. We believe that macro-economic and demographic factors such as population growth and infrastructure demands will ultimately drive growth in these markets over the long-term.
The operating results of our Plumbing Products segment have also been impacted by the rising raw materials costs. We have established initiatives targeting procurement and finished product pricing to offset the increased cost for raw materials such as scrap iron and steel.
Overall

	Third Quarter		Nine Months Ended
	2005	2004	2005	2004
Net sales
Bath Products	$213.3	$218.3	$585.5	$587.3
Plumbing Products	96.2	86.2	255.1	224.7
Rexair	24.7	26.8	76.1	80.7

Total net sales	$334.2	$331.3	$916.7	$892.7

Operating income
Bath Products	$12.4	$19.4	$23.2	$38.7
Plumbing Products	20.7	18.8	51.2	43.1
Rexair	6.5	7.5	19.0	20.2

	39.6	45.7	93.4	102.0
Corporate expenses	(5.6)	(4.6)	(16.1)	(12.6)

Total operating income	$34.0	$41.1	$77.3	$89.4

Net sales increased in the third quarter and nine months ended 2005 compared to the third quarter and nine months ended 2004. The overall sales increases were driven by increased Plumbing Products sales. Sales in the third quarter and nine months ended 2005 also benefited from $3.3 million and $14.1 million of favorable foreign currency exchange rate fluctuations.
Operating income decreased in the third quarter and nine months ended 2005 compared to the same periods of the prior year. The Plumbing Products segment reported increases in operating income for both periods, which partially offset declines in operating income at the Bath Products and Rexair segments. Operating income was impacted by decreased margins in our Bath Products segment caused by lower production levels in our U.K. bath, Italian bath and U.S. spa businesses and a shift in mix to lower margin products in our U.K. and Italian bath businesses. Operating income was also affected by increased marketing and advertising costs associated with our global branding and marketing program, new product development costs, increased raw material and freight costs and higher corporate expenses. In addition, operating income included restructuring charges of $1.4 million and $3.6 million in the third quarter and nine months ended 2005, respectively. Operating income benefited from $0.2 million and $1.2 million of favorable foreign currency exchange rates in the third quarter and nine months ended 2005, respectively.

Bath Products
Sales in the Bath Products segment decreased 2.3% in the third quarter of 2005 from the same period in 2004 and decreased 0.3% on a year-to-date basis. Foreign currency benefits of $3.3 million and $14.1 million in the third quarter and nine months ended 2005, respectively, were offset by lower sales in the U.K. and Italian bath businesses and the U.S. spa business. Sales in our U.K. bath business, which serves as our largest market outside the U.S., declined by 14.6% in local currency as the slow down in the U.K. market, which began in the second quarter, continued through the end of the third quarter. As retail sales in the U.K. declined, customers have reacted by reducing their inventory levels as they wait for a consumer rebound. We do not expect to see a U.K. rebound in our current fiscal year. At the same time, sales in our U.K. sink business improved over last year despite the U.K. market slowdown, largely as a result of increased export sales to the U.S. Sales in the Italian bath and U.S. spa businesses declined primarily as a result of continued softness in the Italian bath and U.S. spa markets.
Operating income decreased $7.0 million in the third quarter of 2005 and decreased $15.5 million in the nine months ended 2005 compared to the same periods of 2004. The decline was primarily the result of the decreased sales in the U.K. and Italian bath businesses and the U.S. spa business. These declines also triggered decreases in production levels, which resulted in lower absorption of fixed costs and reduced margins. The U.K. and Italian bath businesses were also affected by a shift in mix to lower margin products. Operating income in the domestic bath business improved as a result of a decrease in workers’ compensation costs resulting from improved claims experience and increased production efficiencies at the Chino, CA bath plant. The nine months ended 2005 also included higher costs associated with our global branding, marketing and product development initiatives, costs associated with the opening of the Zhuhai, China Engineering and Sourcing center and the expansion of the Malta stainless steel sink plant. These costs were partially offset by the settlement of a dispute with the previous owners of the Sundance Spas business regarding the payment of pre-acquisition warranty costs for $3.5 million, resulting in a reduction in warranty costs of $2.2 million. Results for the nine months ended 2004 included a $4.1 million increase in bad debt reserves associated with financial difficulties encountered by several Brazilian distributors, a $1.0 million write-off of accounts receivable associated with the bankruptcy of a domestic distributor, and $1.0 million in severance related to staffing reductions in Brazil.
Operating income in the third quarter and nine months ended 2005 included net restructuring charges of $1.4 million and $3.6 million, respectively. The 2005 charges were primarily related to staffing reductions in the U.K., management changes in the domestic bath business and other overhead reductions.
Plumbing Products
Sales in the Plumbing Products segment increased 11.6% to $96.2 million in the third quarter of 2005 and increased 13.5% to $255.1 million for the nine months ended 2005 compared to the same periods last year. The higher sales were driven by continued growth in principal markets and favorable pricing trends of the Zurn specification drain product lines, which resulted from favorable market conditions and successful new product introductions.
Operating income for the third quarter of 2005 increased 10.1% to $20.7 million. Operating income in the nine months ended 2005 increased 18.8% to $51.2 million. Strong sales volume, favorable pricing and lower purchased parts costs resulting from new sourcing initiatives offset escalating resin costs, which negatively impacted PEX margins.
Rexair
Rexair’s sales decreased $2.1 million in the third quarter of fiscal 2005 and $4.6 million in the nine months ended 2005 compared to the same 2004 periods. Domestic sales continue to be challenged by the “Do Not Call” legislation, which restricts the calling of referred customers without first obtaining permission. Rexair’s operating income in the third quarter and nine months ended 2005 declined $1.0 million and $1.2 million, respectively, as compared to the same periods last year primarily as a result of the lower sales volume.
As discussed above in the Overview section, we sold our investment in Rexair to Rhone on June 30, 2005.
Corporate Expenses
Corporate expenses increased to $5.6 million in the third quarter of 2005 from $4.6 million in the third quarter of 2004. The third quarter of fiscal 2004 benefited from the reversal of the restructuring reserve for unused lease space in Dallas, TX of $0.6 million. The remaining increase was primarily the result of reduced pension income due to a lower discount rate and increased amortization of net actuarial losses ($0.9 million) as well as increased audit and other fees associated with Sarbanes-Oxley compliance ($1.5 million) partially offset by a reduction in compensation and benefit costs ($1.5 million).

Other Expense, net
Other expense, net consists of the following:

	Third Quarter		Nine Months Ended
	2005	2004	2005	2004
Keller Ladder	$0.3	$1.1	$1.9	$3.3
Debt retirement costs	3.2	—	3.2	—
Gain on sale of excess properties	—	—	(1.8)	(0.6)
Loss (gain) on sale of other non-operating assets	—	—	0.7	(2.5)
Foreign currency transaction losses (gains)	0.9	(0.1)	(0.3)	(0.1)
Other, net	1.5	(0.2)	2.2	0.6

Other expense, net	$5.9	$0.8	$5.9	$0.7

In conjunction with the sale of Rexair (see Overview), we received a 30% equity interest in Rexair’s new parent company. This investment is being accounted for under the equity method of accounting in accordance with APB No. 18. Our share of Rexair’s net earnings after the date of sale is recorded in other expense, net.
Taxes
Our effective tax rate in the nine months ended 2005 declined as a result of the following:
•	No taxes will be incurred on the Rexair gain because it resulted in a capital loss for tax purposes.

•	A $2.9 million tax benefit was recognized in the second quarter of 2005 upon the completion of a Federal tax audit of a subsidiary.

•	A $4.4 million tax benefit was recognized in the third quarter of 2005 as a result of a Federal tax audit of our consolidated tax returns for the fiscal years 1998 through 2002. The benefit resulted from agreed upon computational adjustments. The IRS provided their preliminary report for this audit in July 2005. We continue to discuss the findings in the preliminary report with the IRS. We have adequate reserves to cover the current proposed adjustments.
Excluding the impact of these three items, our effective tax rate for the year has increased as a result of the change in the mix of foreign and domestic earnings after the sales of Rexair and Eljer.
During the nine months ended 2004, we received a refund of $4.0 million relating to the examination of the federal income tax returns for the fiscal years 1995 through 1997, which was already included in our tax rates in prior periods. In addition to the tax refund, we received $2.5 million in interest relating to the refund, which was included in interest income in the nine months ended 2004.
Restructuring Costs
The activity in the restructuring liability accounts by cost category is as follows:

	Lease and	Severance
	Contract-Related	and Related	Total
	Costs	Costs	Costs
At September 30, 2004	$3.1	$2.5	$5.6
Charges (credits)	(0.3)	3.9	3.6
Cash payments	(0.9)	(3.8)	(4.7)

At June 30, 2005	$1.9	$2.6	$4.5

During the third quarter and nine months ended 2005, we recorded net restructuring charges of $1.4 million and $3.6 million, respectively. The charges included:
•	Lease and contract related net credits of $0.3 million during the third quarter of 2005 associated with a reorganization of our North American bath operations. This is primarily related to an adjustment associated with the leased space used by our shared services center in Dallas, TX.

•	Severance charges of $1.7 million for the third quarter and $3.9 million for the first nine months of 2005 associated with the consolidation of administrative functions into the shared services center in Dallas, TX along with the elimination of certain G&A positions within our North American bath operations, the streamlining of our UK Bath manufacturing operations and the elimination of certain management positions in Brazil.

We expect to incur approximately $1.0 million in additional restructuring charges during the fourth quarter of 2005.
Approximately $3.4 million of the accrued restructuring costs at June 30, 2005 are included in the balance sheet caption “Accrued expenses and other current liabilities,” while the remaining $1.1 million are recorded in the balance sheet caption “Other non-current liabilities.” We expect the remaining accruals to be paid with cash over the next three years as provided by the severance and lease agreements.
Discontinued Operations
On May 20, 2005, the Board of Directors approved a plan to dispose of Eljer. In the third quarter of 2005, we completed the sale of substantially all the assets, the current liabilities, the long-term retiree medical liability and certain other liabilities of Eljer to Sun Capital. Sun Capital also took over our Ford City, PA and Tupelo, MS operations. We retained the Salem, OH manufacturing facility, which was closed in fiscal 2004, and several liabilities associated with events occurring before the acquisition, such as employee and environmental claims. We also agreed to provide transition services at no cost for a period of up to four months after the sale and to pay any severance liabilities for any Eljer employee not retained by Sun Capital. The sale of Eljer resulted in a loss on sale of discontinued operations of $56.0 million, net of tax.
Eljer’s operations were previously included in our Bath Products segment. The operating results of this business are included in our loss from discontinued operations for all periods presented in accordance with SFAS No. 144. Summarized results of the business are as follows:

	Third Quarter		Nine months ended
	2005	2004	2005	2004
Net sales	$35.7	$35.5	$104.9	$110.8
Operating loss	$(5.4)	$(5.0)	$(8.4)	$(15.6)
Eljer’s operating loss for the third quarter of 2005 includes net restructuring credits of $0.2 million, while the operating loss for the third quarter of 2004 includes restructuring charges of $2.4 million. Excluding these charges and credits, Eljer’s operating loss for the third quarter of 2005 increased year over year primarily as a result of an increase in workers’ comp expense and a reduction in shipping days as a result of the sale. Eljer’s operating loss for the first nine months of 2005 and 2004 included restructuring charges of $1.7 million and $7.1 million, respectively, associated with cost reduction initiatives such as the closure of the Salem, OH plant and the downsizing of the Ford City, PA plant. Excluding these charges, Eljer’s operating loss for the first nine months of 2005 decreased year over year as we began to see the benefits of our cost reduction initiatives.
On April 15, 2005, we adopted a plan to dispose of our investment in SJ. In the third quarter of 2005, we consolidated SJ into our financial statements and began accounting for SJ as a discontinued operation in accordance with SFAS No. 144. Additional disclosure of the SJ transaction is included in Note 1.
The assets and liabilities of these businesses are included in assets held for sale and liabilities associated with assets held for sale, respectively, at September 30, 2004. The Eljer business was sold prior to the end of the third quarter of 2005; thus, only the assets and liabilities of SJ are included in assets and liabilities held for sale at June 30, 2005.

The major classes of assets and liabilities classified as held for sale are as follows:

	June 30,	September 30,
	2005	2004
Cash	$11.4	$—
Trade receivables, net	21.0	27.6
Inventories	25.7	14.6
Other current assets	1.7	1.5
Deferred taxes	2.1	12.0
Property, plant and equipment, net	5.4	10.0
Equity investment	—	3.8
Other long term assets	10.8	0.7

Assets held for sale	$78.1	$70.2

Trade accounts payable	9.3	10.5
Taxes payable	0.1	—
Other current liabilities	13.8	14.2
Other long term liabilities	35.7	18.4
Minority interest	12.5	—

Liabilities associated with assets held for sale	$71.4	$43.1

Included in assets held for sale under the classification of property, plant and equipment are properties held for sale of $2.7 million at June 30, 2005 and $3.6 million at September 30, 2004. These properties are currently being marketed for sale and meet all of the criteria for classification as held for sale at June 30, 2005 as required by SFAS No. 144. These properties are recorded at the lower of their carrying value or fair value less cost to sell.
Restructuring
Restructuring charges incurred by Eljer have been reclassified to discontinued operations. Approximately $1.9 million of the accrued restructuring liabilities at June 30, 2005 are included in the balance sheet caption “Accrued expenses and other current liabilities,” while the remaining $1.3 million are recorded in the balance sheet caption “Other non-current liabilities.” We expect the remaining accruals to be paid with cash over the next three years as provided by the severance and lease agreements.
Liquidity and Capital Resources
Our primary sources of liquidity and capital resources are cash and cash equivalents as well as cash provided from operations and available borrowings. We expect to satisfy our operating needs, including the cash requirements of our capital expenditures and restructuring programs, through operating cash flows and borrowings under our existing bank facilities.
Net cash provided by operating activities of continuing operations was $8.8 million in the nine months ended 2005 compared to $27.2 million in the nine months ended 2004. In the third quarter of 2005, we received $3.5 million from the previous owners of the Sundance Spas business as a result of the resolution of a litigation claim. During the nine months ended 2004, we collected $10.1 million in long-term receivables and a $6.5 million tax refund. The remaining decrease was primarily associated with lower operating results.
During the nine months ended 2005, our discontinued operations used cash of $26.1 million compared to cash used of $20.5 million in the same period of 2004. The cash used during 2005 related to the operations of Eljer (see the Discontinued Operations section above), while the cash used in 2004 was associated with the operations of Eljer and our water systems business, which was sold in October 2003. The increase in cash used was the result of increased reliance on foreign sourcing.
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
During the nine months ended 2005, we paid approximately $4.7 million related to our restructuring plans, and expect to pay approximately $2.0 million over the remainder of fiscal 2005 (see Restructuring Costs and Discontinued Operations for information on restructuring charges). We paid approximately $6.2 million related to our restructuring plans during the nine months ended 2004.
Net cash provided by investing activities in the nine months ended 2005 was $129.7 million compared to cash used of

$3.9 million in the same period of 2004. Net cash provided in the nine months ended 2005 consisted mainly of net proceeds of $149.2 million from the sale of Rexair, net of $8.5 million of costs associated with the sale of Eljer, as well as the sale of a $4.4 million note receivable in March 2005. The note was obtained in conjunction with the sale of our swimming pool and equipment business in May 2003. We also received net proceeds of $3.0 million from the sale of excess property and fixed assets. Cash provided from these proceeds was partially offset by cash used for capital expenditures of $18.4 million. Net cash used in investing activities in the nine months ended 2004 included $11.9 million in capital expenditures, net proceeds of $4.5 million associated with the sale of two discontinued businesses and proceeds of $3.2 million from the sale of an excess property.
We expect total capital expenditures for the remainder of 2005 to be approximately $7.2 million. These expenditures will include new business requirements, system upgrades and implementations, initiatives involving the consolidation of workflows and improvement of manufacturing efficiencies and other capital requirements in the ordinary course of business.
Net cash used in financing activities was $82.0 million during the nine months ended 2005 and $5.7 million in the nine months ended 2004. During the nine months ended 2005, we reduced our total debt borrowings by $68.6 million. In addition, we paid $1.0 million in fees associated with our debt retirement, and we deposited $12.4 million into restricted cash collateral accounts in conjunction with the sales of Rexair and Eljer. Cash used in the nine months ended 2004 consisted of net payments on long-term debt and notes of $4.6 million, $1.6 million in financing fees and proceeds of $0.9 million from stock option exercises.
The outstanding debt balances and the maximum availability under our debt instruments at June 30, 2005 were as follows:

	Maximum	Amount	Applicable
	Availability	Outstanding	Interest Rate
Senior Notes	$380.0	$380.0	9.625%
Asset-based credit facility (1)	127.7	—	2.25% over LIBOR or 0.25% over Prime
US Brass note	5.0	5.0	Interest imputed at 9.5%

Total	$512.7	$385.0

(1)	At the end of the third quarter, $41.2 million of the facility was being utilized for letters of credit.
The 9.625% senior secured notes (“Senior Notes”), which were previously registered with the Securities and Exchange Commission under the Securities Act, were de-registered on March 2, 2005. The Senior Notes are due on July 1, 2010 and require the payment of interest of $18.3 million on January 1 and July 1 of each year. We deposited $12.4 million into restricted cash collateral accounts for the benefit of the bondholders upon the sale of Rexair.
The term loan, which was scheduled to mature on July 15, 2009, was retired with $57.4 million of the proceeds from the sale of Rexair. The term loan bore interest at LIBOR plus 5.0%. The weighted-average interest rate associated with the term loan was 7.6% for the nine months ended 2005 and 9.2% for the nine months ended 2004. The asset-based credit facility matures on July 15, 2008 and currently bears interest at 2.25% over LIBOR or 0.25% over Prime. The weighted-average interest rate associated with the asset-based credit facility was 5.0% for the nine months ended 2005 and 3.7% for the nine months ended 2004.
Under the asset-based credit facility, we can borrow up to $200.0 million subject to a borrowing base consisting of eligible accounts receivable and eligible inventory, plus eligible trademarks.
The asset-based credit facility requires us to maintain a minimum consolidated fixed charge coverage ratio, which is only applicable if our availability under the asset-based credit facility falls below $20.0 million. We were not subject to this debt covenant at June 30, 2005 because our availability exceeded the required threshold. We expect to maintain availability in excess of $20.0 million for the foreseeable future. This credit facility also includes a restriction on the payment of dividends.
We paid $44.5 million of interest on our borrowings in the nine months ended 2005 and $42.4 million during the nine months ended 2004. Additional information regarding our long-term debt structure can be found in our 2004 Annual Report on Form 10-K, filed on December 10, 2004.
Commitments
At June 30, 2005, we had approximately $127.7 million available to be borrowed under the asset-based facility, of which we had utilized approximately $41.2 million for letters of credit; leaving $86.5 million available for additional borrowings. In addition, we have outstanding foreign commercial letters of credit of $2.4 million, which do not affect availability under the asset-based credit facility.

The availability under our asset-based credit facility must be reduced by the amount that our cash balance falls below the $42.0 million excess proceeds we received from the sale of Rexair. We are required to either reinvest the excess proceeds in our business or redeem the Senior Notes at par within one year of the date of sale. Our cash balance exceeded $42.0 million at June 30, 2005, thus the availability under our asset-based credit facility was not impacted by this bank facility requirement.
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
We have sold a number of assets and businesses over the last several years and have, on occasion, provided indemnifications for liabilities relating to product liability, environmental, insurance, tax and other claims. We have recorded reserves totaling approximately $22.1 million as of June 30, 2005 for asserted and potential unasserted claims related to these liabilities. These amounts have not been discounted.
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
To manage exposure to interest rate movements, we have used interest rate protection agreements. However, as of June 30, 2005, we do not have any such agreements outstanding. Based on our overall exposure to interest rate changes under our existing debt structure (see Note 6 to our Annual Report on Form 10-K, filed on December 10, 2004), a hypothetical increase of 1% across all maturities of our floating rate debt obligations, would decrease our estimated pre-tax earnings in the twelve month period by approximately $0.7 million.
We are also exposed to foreign currency exchange risk related to our international operations as well as our U.S. businesses, which import or export goods. We have made limited use of financial instruments to manage this risk and have no such instruments outstanding as of June 30, 2005. A hypothetical unfavorable movement of 10% across each of the foreign exchange rates that we have exposure would have decreased our estimated income from continuing operations by approximately $3.9 million in fiscal 2004. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. Changes in exchange rates also affect the volume of sales as the price of foreign goods increase or decrease and products from foreign competitors become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in these potential changes in sales levels.
Item 4. Controls and Procedures
We carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for recording, processing and summarizing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Our management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature can provide only reasonable assurance regarding management’s control objectives. There has been no change in our internal control over financial reporting during our last quarter, identified in connection with the evaluation referred to above, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have enhanced internal processes related to certain general computer controls. The principal focus of these enhancements related to establishing the appropriate level of segregation of duties among our staff and limiting access to network infrastructure.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See Note 7 to our Condensed Consolidated Financial Statements.
In June 2005, our subsidiary that operated our former Eljer business was named in a purported class action complaint brought by private parties and filed in the United States District Court for the Eastern District of Pennsylvania alleging that Eljer and certain of its competitors/co-defendants conspired to fix prices for bath and kitchen fixtures in the U.S. No specific amount of damages was claimed. This matter is not expected to have a material adverse effect on our financial condition, results of operations or cash flows.
Item 6. Exhibits
4.1	Third Amendment to Loan and Security Agreement among Jacuzzi Brands, Inc., the other borrowers named on the signature pages thereto, Fleet Capital Corporation, Silver Point Finance LLC, the Revolving Credit Lenders named therein, and the Term Loan B Lenders named therein dated June 17, 2005

4.2	Fourth Amendment to Loan and Security Agreement among Jacuzzi Brands, Inc., the other borrowers named on the signature pages thereto, Fleet Capital Corporation, Silver Point Finance LLC, the Revolving Credit Lenders named therein, and the Term Loan B Lenders named therein dated June 30, 2005

4.3	Fifth Amendment to Loan and Security Agreement among Jacuzzi Brands, Inc., the other borrowers named on the signature pages thereto, Fleet Capital Corporation, Silver Point Finance LLC, the Revolving Credit Lenders named therein, and the Term Loan B Lenders named therein dated June 30, 2005

31.1	Certification of principal executive officer required by Rule 13a-14(a) of the Exchange Act.

31.2	Certification of principal financial officer required by Rule 13a-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JACUZZI BRANDS, INC.
Date: August 11, 2005	By:	/s/ Jeffrey B. Park
Jeffrey B. Park
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Francisco V. Puñal
Francisco V. Puñal
Vice President and Controller (Principal Accounting Officer)