Form 10-K
period 2005-10-01
JACUZZI BRANDS INC
filed 2005-12-15
CIK 1056874

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 1, 2005
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

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐        No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes ☐        No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:    Yes ☑        No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes ☑        No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes ☐        No ☑
     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of April 2, 2005 (based on the last reported sale price of such stock on the New York Stock Exchange on such date) was approximately $737,009,028.
     As of November 30, 2005, the registrant had 77,076,132 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Certain portions of the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders of the registrant to be held on February 6, 2006 are incorporated by reference into Part III of this Report.

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
      Our products are marketed through their widely recognized brand names, including JACUZZI®, SUNDANCE®, ZURN®, and WILKINStm a Zurn company (“WILKINStm”). Through the strength of these brands and the ability to leverage them effectively across multiple retail and wholesale distribution channels, we have built and maintained leadership positions within most of the markets we serve. The JACUZZI® and SUNDANCE® branded products hold leading positions in the whirlpool bath and spa markets in the U.S. and Europe, and the ZURN® branded products hold leading market positions in most of the domestic commercial and institutional markets they serve.
      We were originally incorporated in 1995 when we were spun-off from Hanson plc (“Hanson”). At that time, we had holdings in 34 diverse businesses, including Jacuzzi. We subsequently merged with Zurn in 1998. Through asset disposal programs, we have transformed from a diversified industrial conglomerate into a focused operating company. These dispositions included our ladder business, our infant and children footwear business, our fire protection businesses, our European HVAC business and several other businesses in fiscal 2000. We also disposed of Ames True Temper, Lighting Corporation of America, Selkirk and Spear & Jackson in fiscal 2002; SiTeco, our swimming pool and equipment and hearth businesses in fiscal 2003; our water systems business in fiscal 2004; and our Rexair and Eljer businesses in fiscal 2005.
      In fiscal 2005, we sold Eljer Plumbingware (“Eljer”), a business which had incurred losses for several years and consumed a significant amount of management’s resources. We continue to explore various ways to improve operating efficiencies and the profitability of our businesses. Future plans may include, as they have in the past, closing or downsizing inefficient facilities, outsourcing products through lower cost suppliers and rationalization of unprofitable product lines.
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
      U.S. Bath Products. We distribute bath products throughout the U.S. primarily under the flagship JACUZZI® brand name and spas under the flagship SUNDANCE® brand name. We also offer less expensive bath products under the BATHCRAFT® and REDMONT® brand names.

      We distribute these products through multiple distribution channels. These channels include wholesalers such as Ferguson, Hughes and Hajoca; home centers such as Lowe’s and Menards; and specialty kitchen, bath and spa retailers. Wholesalers distribute our bath products to homebuilders and building and plumbing contractors.
      Ferguson, the largest wholesale distributor in North America, has positioned JACUZZI® as the preferred high-end whirlpool bath in their showrooms which has allowed us to expand our market share in the U.S. in the whirlpool bath category. We are the preferred supplier of whirlpool baths to all of the now more than 1,125 stores in the Lowe’s chain. Our product categories at Lowe’s include JACUZZI® branded whirlpool bath and sanitary ware. We believe the strong brand power of the JACUZZI® name is instrumental to our presence at Lowe’s.
      Our spa products, SUNDANCE® and JACUZZI HOT TUBS®, are primarily sold through our network of over 1,100 independent specialty retailers. We act as the exclusive supplier to a majority of these retailers, and we support them with extensive product training, comprehensive point-of-purchase marketing materials, advertising and a national warranty service support program. We have more than 750 service centers, which perform service on our products and provide parts replacements. We serve mass merchant retailers primarily through private label offerings which provide them with brand exclusivity.
      The majority of the bath products we distribute in the U.S. are manufactured domestically. Our whirlpool baths and showers are principally manufactured in a facility in Chino, CA which began operations in fiscal 2003. We also have a spa manufacturing facility in Chino, which began operating in 2001. We closed our spa manufacturing facility in Plant City, FL in November 2003, and the Chino facility began manufacturing these spas, without any interruption to our customers, in the first quarter of fiscal 2004. We will continue to evaluate ways to further reduce costs at all of our manufacturing facilities and enhance the quality of our products.
      International Bath Products. We manufacture and distribute bath products in the same product categories in the European and other international construction and remodeling markets. For fiscal 2005, approximately 51% of our Bath Products segment net sales were derived from sales of bath products outside the U.S., most of which were in Europe. We offer our branded bath products in Europe under the following brand names: JACUZZI®, JACUZZI PREMIUM® and B.C. SANITAN® which serve premium retailers; FORDHAM® which serves the construction and builder markets; and NIAGARA® which serves wholesale distributors. We also market a full line of composite and stainless steel kitchen sinks under the ASTRACAST® brand name.
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
      We also sell our whirlpool bath, shower and spa products in South America and Asia under the JACUZZI® brand name. In South America, we distribute these products, which are principally manufactured from our plants in Brazil and Chile, through home centers, wholesalers and specialty kitchen and bath retailers. In Asia, we distribute these products primarily through specialty retailers and manufacture them mainly in the U.S. and Italy.
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

      Our specification drainage and brass tubular products are sold under the ZURN® brand name. Our water control products, including the WILKINStm backflow preventer, are sold under the WILKINStm brand name. We market our sensor-operated flush valves and faucets and manual flush valves under the ZURN AQUAFLUSH® brand name and our heavy-duty commercial faucets under the ZURN AQUASPEC® brand name. Our PEX piping products are marketed as ZURN PEX® piping products.
      Product innovation is crucial in the commercial and institutional plumbing products markets since new products must continually be developed to meet specifications and regulatory demands. Our plumbing products are known in the industry for such innovation. For example, in fiscal 2005, we introduced various “labor-savings” products especially designed to reduce installation times for plumbing contractors and several “water-conserving” bathroom accessories that utilize sensor technology. We also continue to develop new PEX products to enhance the conversion of copper pipe to PEX pipe for residential water supplies as well as the conversion of forced-air heating to radiant heating.
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
Rexair Segment
      In June 2005, we disposed of Rexair, Inc., which comprised our Rexair segment. Rexair manufactures premium vacuum cleaner systems for the global direct sales market. A comprehensive discussion of this disposition can be found in Note 3 to our Consolidated Financial Statements.
Discontinued Operations
      In June 2005, we completed the sale of substantially all the assets and liabilities of Eljer to an affiliate of Sun Capital Partners, Inc. (“Sun Capital”). Eljer was previously included in the results of the Bath Products segment.
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

Seasonality
      Demand for our products is primarily driven by new home starts, remodeling and non-residential construction activity. Accordingly, many external factors affect our business including weather and the impact of the broader economy on our end markets. Weather is an important variable for us as it significantly impacts construction. Spring and summer months in the U.S. and Europe represent the main construction season for new housing starts and remodeling, as well as increased construction in the commercial and institutional markets. As a result, sales in our Bath Products and Plumbing Products segments increase significantly in our third and fourth fiscal quarters as compared to the first two quarters of our fiscal year. The autumn and winter months generally impede construction and installation activity.
Raw Materials, Energy and Suppliers
      We purchase a broad range of materials and components throughout the world in connection with our manufacturing activities in all of our segments. Major raw materials and components include acrylic, resin, natural gas, stainless steel, brass, plastic molded parts, lumber and spa siding, electronics and pumps. Our policy is to maintain alternate sources of supply for our important materials and components wherever possible. We have been able to successfully apply this policy, and consequently we are not dependent on a single source for any raw material or component. The materials and components required for our manufacturing operations have been readily available, and we do not foresee any significant shortages.
Patents, Trademarks and Licenses
      We have in excess of 900 U.S. and foreign patents, patent applications and registered trademarks that relate to the products we manufacture and sell. We believe that certain trademarks including JACUZZI®, SUNDANCE® and ASTRACAST® in our Bath Products segment and ZURN® and WILKINStm in our Plumbing Products segment are of material importance to our product lines. None of the material trademarks are of limited duration, and we believe our intellectual property is adequately protected in customary fashion under applicable law. Although protection of our patents and related technologies is an important component of our business strategy, none of the individual patents is material to our company as a whole.
Competition
      We sell all of our products in highly competitive markets. We compete in each of our markets based on product design, quality of products and services, product performance, distribution and price. Some of our competitors have greater financial, marketing, manufacturing and distribution resources than we do. Our principal competitors in the Bath Products segment are Kohler, American Standard, Teuco, Roca, Sanitec and Masco. Though the plumbing market is relatively fragmented, one competitor, Watts, competes with us across several lines. Sloan is a competitor in flush valves while Wirsbo is a competitor in PEX piping. Geberit is a competitor in commercial faucets.
Backlog
      Our backlog orders were $55.4 million and $59.4 million as of the end of fiscal 2005 and fiscal 2004, respectively. The backlog orders are all in the Bath Products and Plumbing Products segments. Backlog is comprised of all open customer orders not yet shipped as of a particular date. For numerous reasons, including the timing of shipments, the product mix of, or adjustments to, customer orders and the mix of futures and at-once orders, our backlog as of any date may not be a reliable measure of sales or net income for future periods. We expect all of our backlog orders to be filled within one year.
Export and International Operations
      Certain of our domestic businesses generate revenue from export sales and/or revenue from operations conducted outside the U.S. Export sales amounted to 7%, 9% and 8% of consolidated net sales in fiscal 2005, 2004 and 2003, respectively, principally reflecting sales by Rexair to foreign distributors of

RAINBOW® products in numerous countries. Revenue from international operations amounted to 31%, 31% and 30% of consolidated net sales in fiscal 2005, 2004 and 2003, respectively. Identifiable assets of international operations represented approximately 24%, 23% and 22% of total identifiable assets (excluding assets held for sale) at the end of fiscal years 2005, 2004 and 2003, respectively. These revenues and identifiable assets arise principally from international operations within our Bath Products segment.
      Our export sales and international manufacturing and sourcing are subject to certain risks including currency fluctuation, transportation delays, political and economic instability, restrictions on the transfer of funds, the imposition of duties, tariffs and import and export controls and changes in governmental policies. We have a number of sourcing relationships with companies in Asia.
Employee Relations
      We employed approximately 4,507 persons at October 1, 2005, of whom approximately 1,348 were salaried employees. Unions represented approximately 8% of our employees. We currently have collective bargaining agreements with two union locals in North America. None of the collective bargaining contracts covering North American locations are due to expire during fiscal 2006. We also have agreements covering employees at facilities in Italy, Malta and the U.K. The agreement in the U.K. is an annual agreement and covers approximately 45 employees. The agreement in Italy covers approximately 280 employees (69 of whom are members of a union). The first part of the contract, relating to norms and regulations, is valid for four years, and the second part of the contract, relating to compensation, is valid for two years. Even after these time periods elapse, the existing contract remains valid until national representatives negotiate a new agreement. As of October 1, 2005, we are still negotiating the renewal of the last agreement, which expired in May 2003. The agreement in Malta covers approximately 123 employees and expires in December 2007. We have not experienced any significant work stoppages in the last seven years with our ongoing businesses. We believe that our relations with our employees and unions are satisfactory.
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
      As of October 1, 2005, we had accrued approximately $7.7 million ($0.9 million accrued as current liabilities and $6.8 million as non-current liabilities), including $1.0 million for discontinued operations, for environmental liabilities. These amounts are net of $13.8 million held in escrow and have not been discounted. We accrue an amount for each case when the likelihood of an unfavorable outcome is probable and the amount of loss associated with such unfavorable outcome is reasonably estimable. We believe that the range of liability for these matters could reach $16.2 million if it included cases where the likelihood of an unfavorable outcome is only reasonably possible. We cannot predict whether future developments in laws and regulations concerning environmental protection or unanticipated enforcement actions will require material capital expenditures or otherwise affect our financial condition, results of operations or cash flows in a materially adverse manner, or whether our businesses will be successful in meeting future demands of regulatory agencies in a manner which will not have a material adverse effect on our financial condition, results of operations or cash flows.
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
Executive Officers
      Set forth below are the names, positions and ages, as of October 1, 2005, of our executive officers:

Name	Age	Position

David H. Clarke	64	Chairman of the Board and Chief Executive Officer
Alex P. Marini	59	President and Chief Operating Officer
Steven C. Barre	46	Senior Vice President, General Counsel and Secretary
Marie S. Dreher	47	Senior Vice President — Corporate Development and Strategy
Jeffrey B. Park	53	Senior Vice President, Chief Financial Officer and Treasurer
Diana E. Burton	60	Vice President — Investor Relations
Francisco V. Puñal	46	Vice President and Corporate Controller
      David H. Clarke has served as our Chairman and Chief Executive Officer since our spin-off from Hanson in 1995. Mr. Clarke was Vice Chairman of Hanson from 1993 until the spin-off, Deputy Chairman and Chief Executive Officer of Hanson Industries from 1992 until the spin-off and a director of Hanson from 1989 until May 1996. Mr. Clarke is a director of Fiduciary Trust International, a company engaged in investment management and administration of assets for individuals, which is a subsidiary of Franklin Templeton Investments. Mr. Clarke is also a director of DOBI Medical International, Inc., which is developing an optical imaging system for cancer diagnosis, iCurie, Inc., which is developing micro cooling systems for electronic products and United Pacific Industries Limited, which manufactures electronics and battery products in China.
      Alex P. Marini was appointed President and Chief Operating Officer in August 2005. Mr. Marini also serves as President of Zurn Industries, Inc. (“Zurn”), our Commercial Plumbing Products business, a position he has held since 1996. He joined Zurn in 1969 and held a variety of financial positions, including Vice President and Group Controller. He was promoted to Vice President of Sales, Marketing and Administration in 1984, and in 1987 was named President of Wilkins, a Zurn division, a position he held until becoming President of Zurn.
      Steven C. Barre has served as our Senior Vice President, General Counsel and Secretary since September 2001. From April 2000 to September 2001, Mr. Barre served as our Vice President, General Counsel and Secretary. Prior to that date, Mr. Barre served as our Associate General Counsel beginning with our spin-off from Hanson in 1995.
      Marie S. Dreher was named Senior Vice President, Corporate Development and Strategy in August 2005. Ms. Dreher joined our Company from Millennium Chemicals, Inc (“Millennium”), a manufacturer of titanium dioxide and other chemical products. She was made Vice President and Corporate Controller in 1996 following their spin-off from Hanson. She was named Senior Vice President, Strategy and Corporate Development of Millennium in 2003.
      Jeffrey B. Park has served as our Senior Vice President and Chief Financial Officer since April 2003 and Treasurer since February 2004. Mr. Park had served as Vice President and Chief Financial Officer of Jacuzzi, Inc., one of our wholly-owned subsidiaries, from August 2002 to April 2003. Prior to that, Mr. Park served as Vice President, Finance from April 2000 to August 2002 and Vice President, Corporate Controller from November 1986 to April 2000 of Gaylord Container Corporation, a manufacturer of packaging products.
      Diana E. Burton has served as our Vice President, Investor Relations since our spin-off from Hanson in 1995. Ms. Burton served as a consultant to Hanson Industries from January 1995 through February 1995, when she became an employee of a Hanson subsidiary. Ms. Burton was Vice President and Corporate Secretary of Marine Harvest, a publicly held aquaculture company, with principal responsibility for administration and investor relations, from September 1991 until its acquisition in November 1994.
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

Item 1A.	Risk Factors
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
      Demand in the building and home improvement product industries is influenced by new construction activity and the level of repair and remodeling activity. The level of new construction and repair and remodeling activity is affected by a number of factors beyond our control, including the overall strength of the U.S., U.K. and European economies (including confidence in these economies by our customers), the strength of the residential and commercial real estate markets, institutional building activity, the age of existing housing stock, unemployment rates and interest rates. Any declines in new housing or commercial construction starts or demand for replacement building and home improvement products may adversely impact us, and there can be no assurance that any such adverse effects would not be material and would not continue for an indeterminate period of time. Further, while we attempt to minimize our exposure to economic or market fluctuations by serving a balanced mix of end markets and geographic regions, we cannot assure you that a significant or sustained downturn in a specific end market or geographic region would not have a material adverse effect on us.

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
      We have certain customers, such as Lowe’s and Ferguson, that are very important to our business. Our competitors may adopt more aggressive sales policies and devote greater resources to the development, promotion and sale of their products than we do, which could result in a loss of customers. The loss of one or more of our major customers or deterioration in our relationship with any of them could have a material adverse effect on our business, results of operations and financial condition.

An increase in the price of raw materials, components, finished goods and other commodities could adversely affect our operations.
      We purchase most of the raw materials for our products on the open market, and rely on third parties for the sourcing of certain finished goods. Accordingly, our cost of products may be affected by changes in the market price of raw materials or sourced components or finished goods. In addition, our operating costs for our Bath Products and Plumbing Products segments are also significantly affected by the cost of natural gas used for fuel and the cost of electricity. Natural gas and electricity prices have historically been volatile, particularly in California and the U.K., where we have a significant manufacturing presence. We do not generally engage in commodity hedging transactions for raw materials. Significant increases in the prices of raw materials, sourced components or finished goods or other commodities could require us to increase the prices of our products, which may reduce consumer demand for our products or make us more susceptible to competition. Furthermore, in the event we are unable to pass along increases in our operating costs to our customers, our margins and profitability may be adversely affected.

We are exposed to political, economic and other risks that arise from operating a multinational business.
      We have significant operations outside the U.S. We currently have operations in Europe, Asia, Canada and South America, with approximately 24% of our assets (excluding assets held for sale) located outside the U.S. as of the end of fiscal 2005. Further, certain of our businesses obtain raw materials and finished goods from foreign suppliers. Accordingly, our business is subject to the political, economic and other risks that are inherent in operating in numerous countries. These risks include:

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

Adverse investment returns and other factors may increase our pension liability and pension expense.
      We have defined benefit pension plans covering many of our U.S. and U.K. employees, former employees and retirees. Our pension plan assets are invested primarily in equity securities, fixed-income securities and short-term securities. At present, our U.S. aggregate pension plan assets exceed the present value of the accrued benefit liabilities, while the U.K. plan has liabilities that exceed their assets. Under applicable law, we are required to make cash contributions to underfunded pension plans to the extent necessary to comply with minimum funding requirements imposed by regulatory requirements. The amount of such required cash contributions is based on an actuarial valuation of the plans. The funding status of the plans can change as a result of changes in the investment returns on plan assets, discount rates, mortality rates of plan participants, and a number of other factors. We cannot provide assurance that the value of our pension plan assets or the investment returns on plan assets will continue to be sufficient in the future. It is possible that we could be required to make significant additional cash contributions to our plans, which would reduce the cash available for our business and other needs, or to incur a significant pension liability adjustment.

Our financial statements are based upon estimates and assumptions that may differ from actual results.
      Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles and necessarily include amounts based on estimates and assumptions made by us or by our actuaries. Actual results could differ from these amounts. Significant items subject to such estimates and assumptions include allowances for doubtful accounts receivable, carrying values of long-lived assets, liabilities for litigation and claims, liabilities for self-insurance, liabilities for deferred taxes, reserves for future warranty costs, and pension plan liabilities, among others.

We are subject to numerous asbestos claims that could adversely affect us.
      Zurn operates as one of our wholly-owned subsidiaries. Zurn, along with many other unrelated companies, is a co-defendant in numerous asbestos related lawsuits pending in the U.S. Plaintiffs’ claims primarily allege personal injuries allegedly caused by exposure to asbestos used primarily in industrial boilers formerly manufactured by a segment of Zurn that has been accounted for as a discontinued operation. For further information, refer to Item 3. Legal Proceedings.

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
      Our success depends in part on our ability to attract, hire, train and retain qualified managerial, marketing and sales resources. The market for these resources is competitive. We may be unsuccessful in attracting and retaining the resources we require to generate sales and to expand our operations successfully, and, in such event, our business could be materially and adversely affected. Our success also depends to a significant extent on the continued service of our senior management team. The loss of any member of our senior management team could impair our ability to execute our business plan and could therefore have an adverse effect on our business, results of operations and financial condition.

Work stoppages and other labor problems could affect us.
      As of October 1, 2005, approximately 8% of our employees in the U.S. and abroad were represented by labor unions. While we believe our relations with our employees are satisfactory, a lengthy work stoppage at any of our facilities could have a material adverse effect on us. The collective bargaining agreements with two local unions in North America (covering 117 employees) are due for renegotiation in fiscal 2010. Three foreign agreements will expire through the end of calendar year 2007. One agreement expired in May 2003 (covering approximately 280 employees), but remains in effect until the new agreement is finalized; one agreement expires in August 2006 (covering approximately 45 employees) and another agreement will expire in December 2007 (covering approximately 123 employees). Negotiations for the extension of these agreements may result in modifications to the terms of these agreements, and these modifications could cause us to incur increased costs relating to our labor force.
Risks Related to Our Indebtedness
      Refer to Liquidity and Capital Resources in Item 7 of this Annual Report on Form 10-K for more information and definitions related to our indebtedness.

We have substantial indebtedness and servicing our indebtedness reduces funds available to operate our business.
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

Item 2.	Properties
      We lease approximately 15,134 square feet of office space for our headquarters in West Palm Beach, Florida. The principal properties of each of our operating companies as of October 1, 2005, and the location, primary use, approximate square footage and ownership status, are set forth below:

		Approximate
Location	Use	Square Footage	Owned/Leased

Bath Products:
Europe/ Asia
Valvasone, Italy	Manufacturing/Warehouse	251,472	Owned
Newcastle, England	Manufacturing	99,429	Owned
Bradford, England	Manufacturing/Office Warehouse	528,256	Owned
Birstal, England	Manufacturing/Showroom	136,375	Owned
Hilton, England	Warehouse	125,000	Leased
Paris, France	Warehouse	79,653	Leased
Cedex, France	Manufacturing	10,764	Owned
Marsa, Malta	Manufacturing	57,834	Leased
South America
Itu, Brazil	Manufacturing/Office	234,695	Owned
Santiago, Chile	Manufacturing/Office/Showroom	52,480	Owned
United States
Chino, California	Spa Manufacturing/Warehouse	350,000	Leased
Chino, California	Spa Office Space & Bath Manufacturing	90,000	Owned
Chino, California	Whirlpool Bath Manufacturing/Warehouse	306,700	Leased
Carrollton, Texas	Manufacturing/Warehousing/Testing	11,440	Leased
Plant City, Florida	Office	1,000	Leased
Valdosta, Georgia	Manufacturing/Office	363,876	Leased
Statesville, Georgia	Warehouse	12,000	Leased
Salem, Ohio	Warehouse	479,644	Owned
Addison, Texas	Office	110,649	Leased

		Approximate
Location	Use	Square Footage	Owned/Leased

Plumbing Products:
Canada
Mississauga, Ontario	Manufacturing/Warehouse	27,878	Leased
United States
Gardena, California	Office/Warehouse/Distribution	73,987	Owned
Paso Robles, California	Manufacturing/Office	158,000	Owned
Norcross, Georgia	Warehouse/Office	57,600	Leased
Elkhart, Indiana	Manufacturing/Distribution	110,000	Owned
Hayward, California	Warehouse/Office	23,640	Leased
Sacramento, California	Warehouse	16,000	Leased
Falconer, New York	Manufacturing/Warehouse/Distribution	151,520	Leased
Sanford, North Carolina	Assembly/Office	78,000	Owned
Northwood, Ohio	Warehouse	17,920	Leased
Ben Salem, Pennsylvania	Warehouse/Office	40,000	Leased
Erie, Pennsylvania	Manufacturing/Office/Distribution	310,562	Leased
Harborcreek, Pennsylvania	Warehouse/Office	100,000	Leased
Commerce, Texas	Manufacturing/Distribution	175,000	Owned
Dallas, Texas	Warehouse/Office	33,000	Leased
      In addition, we lease sales office space in Idaho Falls, Idaho; Singapore; Nice, France; Lohne, Germany; Rome, Italy; Barcelona, Spain; Kuala Lumpur, Malaysia; Taipei, R.O.C.; Dubai, UAE and Bensheim, Germany and an engineering and sourcing center in Zhuhai, China. We lease additional warehouse space in southern California on a week-to-week basis as it is needed. We also own several properties being held for sale in: Thomasville, North Carolina; Milford, Virginia; and Itu, Brazil. We believe our owned/leased properties are sufficient for our current and future needs.

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
      In April 2005, we reached an agreement to recover $3.5 million of warranty costs from the previous owners of the Sundance Spas business. The excess recovery of $2.2 million reduced our warranty expense for fiscal 2005.
      In June 1998, we acquired Zurn, which operates as one of our wholly-owned subsidiaries. At the time of the acquisition, Zurn had itself owned various subsidiaries. Zurn, along with many other unrelated companies, is a co-defendant in numerous asbestos related lawsuits pending in the U.S. Plaintiffs’ claims primarily allege personal injuries allegedly caused by exposure to asbestos used primarily in industrial boilers formerly manufactured by a segment of Zurn that has been accounted for as a discontinued operation. Zurn did not manufacture asbestos or asbestos components. Instead, Zurn purchased it from suppliers.
      Federal legislation has been proposed that would remove asbestos claims from the current tort system and place them in a trust fund system. This trust would be funded by the insurers and defendant companies. There can be no assurance as to when or if this or any other legislation will be passed and become law or what, if any, the financial impact it could have on Zurn.
      New claims filed against Zurn were lower year-over-year. During fiscal 2005, approximately 10,400 new asbestos claims were filed against Zurn versus 25,000 in fiscal 2004. As of October 1, 2005, the number of asbestos claims pending against Zurn was approximately 69,900 compared to 75,500 as of October 2, 2004. The pending claims against Zurn as of October 1, 2005 were included in approximately 7,900 lawsuits, in which Zurn and an average of 100 other companies are named as defendants, and which cumulatively allege damages of approximately $16.8 billion against all defendants. The claims are handled pursuant to a defense strategy funded by Zurn’s insurers. Defense costs currently do not erode the coverage amounts in the insurance policies, although a few policies that will be accessed in the future may count defense costs toward aggregate limits.
      During fiscal 2005 and as of the end of such period, approximately 17,000 claims were paid and/or pending payment and approximately 13,600 claims were dismissed and/or pending dismissal. During fiscal 2004 and as of the end of such period, approximately 26,000 claims were paid and/or pending payment and approximately 4,900 claims were dismissed and/or pending dismissal. Since Zurn received its first asbestos claim in the 1980s, Zurn has paid or dismissed or agreed to settle or dismiss approximately 115,900 asbestos claims including dismissals or agreements to dismiss of approximately 23,900 of such claims through the end of fiscal 2005 compared to 100,600 and 10,600 claims, respectively, through the end of fiscal 2004.
      Zurn used an independent economic consulting firm with substantial experience in asbestos liability valuations to assist in the estimation of Zurn’s potential asbestos liability. At October 1, 2005, that firm estimated that Zurn’s potential liability for asbestos claims pending against it and for claims estimated to be filed through 2015 is approximately $153 million, of which Zurn expects to pay approximately $114 million through 2015 on such claims, with the balance of the estimated liability being paid in subsequent years. As discussed below in more detail, Zurn expects all such payments to be paid by its carriers.
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
      Zurn’s current estimate of its asbestos liability of $153 million for claims filed through 2015 assumes that (i) its continuous vigorous defense strategy will remain effective; (ii) new asbestos claims filed annually against it will decline modestly through 2015; (iii) the values by disease will remain consistent with past experience; and (iv) its insurers will continue to pay defense costs without eroding the coverage amounts of its insurance policies. While Zurn believes there is evidence, in its claims settlements experience, for such an impact of a successful defense strategy, if the defense strategy ultimately is not successful to the extent assumed by Zurn, the severity and frequency of asbestos claims could increase substantially above Zurn’s estimates. Further, while Zurn’s current asbestos liability is based on an estimate of claims through 2015, such liability may continue beyond 2015, and such liability could be substantial.
      Zurn estimates that its available insurance to cover its potential asbestos liability as of October 1, 2005 is approximately $293 million. Zurn estimated that its available insurance to cover its potential asbestos liability as of October 2, 2004 was approximately $302 million. Zurn believes, based on its experience in defending and dismissing such claims and the coverage available, that it has sufficient insurance to cover the pending and reasonably estimable future claims. This conclusion was reached after considering Zurn’s experience in asbestos litigation, the insurance payments made to date by Zurn’s insurance carriers, existing insurance policies, the industry ratings of the insurers and the advice of insurance coverage counsel with respect to applicable insurance coverage law relating to the terms and conditions of those policies. As of October 1, 2005 and October 2, 2004, Zurn recorded a receivable from its insurance carriers of $153 million and $171 million, respectively, which corresponds to the amount of Zurn’s potential asbestos liability that is covered by available insurance and is probable of recovery.
      However, there is no assurance that $293 million of insurance coverage will ultimately be available or that Zurn’s asbestos liability will not ultimately exceed this amount. Factors that could cause a decrease in the amount of available coverage include changes in law governing the policies, potential disputes with the carriers on the scope of coverage and insolvencies of one or more of Zurn’s carriers.
      Principally as a result of the past insolvency of certain of Zurn’s insurance carriers, coverage analysis reveals that certain gaps exist in Zurn’s insurance coverage, but only if and after Zurn uses approximately $223 million of its remaining approximate $293 million of insurance coverage. As noted above, the estimate of Zurn’s potential liability for asbestos claims pending against it and for claims estimated to be filed through 2015 is $153 million with the expected amount to be paid through 2015 being $114 million. In order to use approximately $268 million of the $293 million of its insurance coverage from solvent carriers, Zurn estimates that it would need to satisfy approximately $14 million of asbestos claims, with additional gaps of $80 million layered within the final $25 million of the $293 million of coverage. We will pursue, if necessary, any available recoveries on our approximately $148 million of coverage with insolvent carriers, which includes approximately $83 million of coverage attributable to the gaps discussed above. These estimates are subject to the factors noted above.
      After review of the foregoing with Zurn and its consultants, we believe that the resolution of Zurn’s pending and reasonably estimable asbestos claims will not have a material adverse effect on Zurn’s financial condition, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders
      We did not submit any matter to a vote of security holders during the last quarter of fiscal 2005.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      (a) Market Information.
      Our common stock is traded on the NYSE under the symbol JJZ. The following table sets forth, for the fiscal periods indicated, the high and low closing sales price per share of common stock as reported by the NYSE.

	Fiscal 2005		Fiscal 2004

	High	Low	High	Low

First Quarter	$9.75	$7.94	$7.50	$6.00
Second Quarter	$10.85	$8.28	$9.51	$7.72
Third Quarter	$11.35	$8.09	$9.93	$7.40
Fourth Quarter	$11.57	$7.23	$9.61	$7.50
      (b) Holders.
      As of November 30, 2005, there were approximately 16,831 record holders of our common stock.
      (c) Dividends.
      We have not paid cash dividends in the past three fiscal years. Our bank facilities include a restriction on the payment of dividends (See Liquidity and Capital Resources in Item 7 of this Annual Report on Form 10-K).

      (d) Securities authorized for issuance under equity compensation plans.
      The following table sets forth information, as of the end of fiscal year 2005, with respect to our compensation plans under which shares of our common stock is or was authorized for issuance and is outstanding:

	Column(a)	Column(b)	Column(c)

	Number of Securities	Weighted-Average
	to be Issued Upon	Exercise Price of	Number of Securities
	Exercise of	Outstanding	Remaining Available for
	Outstanding	Options,	Future Issuance Under
	Options,	Warrants and	Equity Compensation
Plan Category	Warrants and Rights	Rights	Plans(1)

Equity compensation plans:
Approved by security holders	1,266,032	$5.37	3,240,255
Not approved by security holders	—	—	—

Total	1,266,032	$5.37	3,240,255

(1)	Excluding securities reflected in Column (a).

Item 6.	Selected Financial Data
      Our business has undergone significant changes during the last five years. Accordingly, results from any one period may not be comparable to results from any other year. The following matters affect the comparability of the selected financial data included in the table that follows.
      We disposed of the Rexair segment on June 30, 2005 and obtained an approximately 30% equity interest in Rexair’s new parent company in conjunction with this transaction. As a result of the sale, only nine months of Rexair’s sales and operating income are included in our consolidated sales and consolidated operating income results for fiscal 2005. The 30% equity interest is accounted for under the equity method of accounting. Rexair is not being accounted for as a discontinued operation as a result of this continuing investment. Operating income in fiscal 2005 includes restructuring charges of $9.4 million. Income from continuing operations in fiscal 2005 includes a pre-tax gain on the sale of Rexair of $24.7 million, pre-tax equity earnings from our investment in Rexair’s parent company of $0.6 million and a tax benefit of $8.8 million. Income from continuing operations also includes pre-tax charges of $3.2 million associated with the retirement of the term loan.
      Operating income in fiscal 2004 includes impairment, restructuring, and other charges of $2.9 million related to downsizing initiatives as well as the consolidation of administrative functions into our shared services center.
      Net sales in fiscal 2003 include $8.6 million from the sale of a license for certain patented technology. Operating income in fiscal 2003 includes impairment, restructuring and other charges of $9.6 million. Income from continuing operations in fiscal 2003 includes pre-tax charges of $21.5 million associated with the extension and eventual refinancing of our debt in July 2003. Income from continuing operations also includes a tax benefit of $13.6 million recorded as a result of an IRS audit settlement.
      Operating income in fiscal 2002 includes impairment, restructuring and other charges of $7.2 million. Income from continuing operations in fiscal 2002 includes $9.2 million of pre-tax charges related to financing initiatives. Also, we recorded a tax benefit of $29.6 million in fiscal 2002 largely attributable to the utilization of loss carry backs.
      Operating loss in fiscal 2001 includes impairment, restructuring and other charges of $60.8 million. Loss from continuing operations in fiscal 2001 includes pre-tax charges of $45.1 million related to the impairment of note securities, $23.6 million associated with the restructuring of our debt and $8.1 million for professional fees associated with the previously planned spin-off of a group of our businesses. Financial data in fiscal 2001 includes the Rexair business from the date of purchase in August 2001.

      Operating (loss) income for fiscal 2001 includes goodwill amortization of $8.6 million. We stopped amortizing goodwill after adoption of SFAS No. 142, Goodwill and other Intangible Assets, on October 1, 2001.
      In March 2001, the Board of Directors indefinitely suspended the quarterly payment of cash dividends. Furthermore, our bank facilities include a restriction on the payment of dividends (See Liquidity and Capital Resources under Item 7 of this Annual Report on Form 10-K).
      The following table presents summary historical consolidated financial data. The summary consolidated financial data for the fiscal years 2005, 2004 and 2003 has been derived from our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. You should read the following summary consolidated financial data in conjunction with Items 7 and 8 of this Annual Report on Form 10-K.

	For the Fiscal Years Ended

	October 1,	October 2,	September 27,	September 28,	September 29,
	2005	2004*	2003*	2002*	2001*

		(Restated)	(Restated)	(Restated)	(Restated)
	(in millions, except per share amounts)
Statements of Operations:
Net sales	$1,210.0	$1,201.2	$1,025.2	$904.1	$854.6
Operating income	94.4	127.2	99.1	95.2	17.2
Earnings (loss) from continuing operations	58.0	48.3	21.4	32.4	(121.3)
(Loss) earnings from discontinued operations, net of tax	(63.6)	(19.9)	(50.4)	8.5	(385.2)
Cumulative effect of accounting change, net of tax	—	—	—	—	(0.7)
Net (loss) earnings	(5.6)	28.4	(29.0)	40.9	(507.2)
Basic (loss) earnings per share:
Earnings (loss) from continuing operations	0.77	0.64	0.29	0.44	(1.64)
(Loss) earnings from discontinued operations	(0.84)	(0.26)	(0.68)	0.11	(5.20)
Cumulative effect of accounting change	—	—	—	—	(0.01)
Net (loss) earnings	(0.07)	0.38	(0.39)	0.55	(6.85)
Diluted (loss) earnings per share:
Earnings (loss) from continuing operations	0.76	0.64	0.29	0.44	(1.64)
(Loss) earnings from discontinued operations	(0.83)	(0.27)	(0.68)	0.11	(5.20)
Cumulative effect of accounting change	—	—	—	—	(0.01)
Net (loss) earnings	(0.07)	0.37	(0.39)	0.55	(6.85)
Cash dividend declared per share	—	—	—	—	0.05
Balance Sheet Data (at period end):
Cash and cash equivalents	$110.2	$39.6	$31.2	$32.1	$65.2
Working capital	260.7	240.7	194.8	293.0	449.0
Total assets	1,289.5	1,380.4	1,327.8	1,686.9	2,180.0
Total debt	407.0	471.8	500.1	808.1	1,226.8
Stockholders’ equity	285.2	288.5	245.5	254.4	217.0

*	Amounts have been restated to reflect our increased ownership in Spear & Jackson, which has been classified as a discontinued operation (see Note 1 to our Consolidated Financial Statements). In addition, amounts have been reclassified to reflect Eljer as a discontinued operation (see Note 3 to our Consolidated Financial Statements).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
      We are a leading global producer of branded bath and plumbing products for the residential, commercial and institutional markets. Our results of operations are reported in three business segments, consisting of the Bath Products segment, the Plumbing Products segment and the Rexair segment. Our Bath Products segment manufactures whirlpool baths, spas, showers, sanitary ware, including sinks and toilets, and bathtubs for the construction and remodeling markets. Our Plumbing Products segment manufactures professional grade drainage, water control, commercial brass and PEX piping products for the commercial and institutional construction, renovation and facilities maintenance markets. The Rexair segment, which was sold in fiscal 2005, manufactures premium vacuum cleaner systems sold through independent distributors in the direct sales retail channel.
      On June 30, 2005, we completed the sale of Rexair to Rhone Capital, LLC (“Rhone”) in a transaction valued at $170 million. We recorded a gain of $24.7 million and debt retirement costs of $3.2 million associated with this transaction. We also obtained an approximate 30% equity interest in Rexair’s new parent company in conjunction with this transaction. This investment is accounted for under the equity method in accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock (“APB No. 18”). Rexair is not being accounted for as a discontinued operation as a result of this continuing investment. Beginning in the fourth quarter of fiscal 2005, our share of Rexair’s earnings has been recorded in other income (expense), net. In all periods prior to the fourth quarter of fiscal 2005, Rexair’s sales and operating income are included in our consolidated sales and operating income results. Refer to Note 3 to our Consolidated Financial Statements and Liquidity and Capital Resources for more information regarding the Rexair sale.
      In the third quarter of fiscal 2005, we completed the sale of substantially all the assets and liabilities of Eljer to Sun Capital. Eljer’s operations are classified as discontinued for all periods presented and are excluded from the following discussion of continuing operations. Eljer was previously accounted for as part of the Bath Products segment. Refer to Note 3 to our Consolidated Financial Statements and Liquidity and Capital Resources for more information regarding the Eljer sale.
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
      Housing starts, residential re-sales, consumer spending and remodeling expenditures have a major impact on our consumer-focused bath and spa businesses of our Bath Products segment. The Bath Products segment generates the majority of its sales in the residential construction and remodeling markets. We believe that worldwide macro-economic and demographic factors such as population growth and household formation will continue to drive demand in these markets over the long-term.
      Our Plumbing Products business is dependent upon commercial and institutional construction activity and is therefore affected by macro-economic factors such as economic growth and interest rates. The U.S. commercial and institutional construction market is cyclical in nature. Commercial and institutional construction increased slightly in 2004 after a few years of decline, and this market has continued to show signs of improvement during 2005. Sales of our products have grown at rates in excess of market growth over the past few years as a result of product innovation, targeted marketing programs and an emphasis on customer service. We believe that macro-economic and demographic factors such as population growth and infrastructure demands will ultimately drive growth in these markets over the long-term.

      Our Board of Directors approved a formal disposal plan for the sale of five businesses in December 2001 (the “2001 Disposal Plan”) and a formal disposal plan for the sale of three businesses in February 2003 (the “2003 Disposal Plan”). We have completed the sale of all businesses under both disposal plans.
      On April 15, 2005, we adopted a plan to dispose of our investment in Spear & Jackson (“SJ”). See Note 1 of our Consolidated Financial Statements for additional information regarding the SJ transaction.
      Each of these disposal plans, in addition to the sale of Eljer discussed earlier, qualified for treatment as discontinued operations, and accordingly, are not included in our discussion of Results of Operations of this Annual Report on Form 10-K. Summarized results of the discontinued operations through the dates of sale are as follows:

	For the Fiscal Years Ended

	October 1,	October 2,	September 27,
	2005	2004	2003

	(in millions)
Net sales	$133.0	$148.1	$233.3
Operating loss	(9.1)	(31.6)	(18.6)
Loss from discontinued operations	(63.6)	(19.9)	(50.4)
      The decrease in net sales and operating loss over the periods presented is primarily the result of the lost contribution from the businesses for the periods subsequent to their sale. In addition, loss from discontinued operations for fiscal 2005 included the loss on the disposal of Eljer of $57.8 million, net of tax, and fiscal 2003 included the loss on the disposal of the swimming pool and equipment, hearth and water systems businesses of $39.9 million, net of tax. Loss from discontinued operations for all three years also includes our share of SJ’s net income. Our share of SJ’s net sales and operating income (loss) have been included in the respective lines of the above table from the date of consolidation in the third quarter of fiscal 2005. Prior to consolidation, net sales and operating loss would not have been impacted by the equity earnings. Changes in estimates for all of our previously discontinued operations are recorded in the period in which they arise. Refer to Note 3 to our Consolidated Financial Statements for additional information regarding the businesses sold and the corresponding sale dates.
Results of Operations
      The following table presents our results of operations by segment for the periods indicated. Certain amounts reported for the prior periods have been reclassified to conform to the current year’s presentation.

	For the Fiscal Years Ended

	October 1,	October 2,	September 27,
	2005	2004	2003

		(Restated)	(Restated)
	(in millions)
Net Sales
Bath Products	$780.8	$788.4	$646.5
Plumbing Products	353.1	308.0	276.6
Rexair(1)	76.1	104.8	102.1

Total Net Sales	$1,210.0	$1,201.2	$1,025.2

Operating Income
Bath Products	$30.1	$57.2	$25.3
Plumbing Products	75.3	60.7	62.1
Rexair(1)	19.0	27.3	26.6

	124.4	145.2	114.0
Corporate Expenses	(30.0)	(18.0)	(14.9)

Total Operating Income	$(94.4)	$127.2	$99.1

(1)	Reflects sales and operating income through June 30, 2005.

Fiscal 2005 Compared to Fiscal 2004

Overall
      Overall net sales increased $8.8 million in fiscal 2005 compared to fiscal 2004. The overall sales increase was driven by a 14.6% increase in Plumbing Products segment sales, which offset a slight decline in Bath Product segment sales and the absence of Rexair sales following the June 30, 2005 disposition mentioned in the Overview section. Rexair contributed $24.1 million of sales in the fourth quarter of fiscal 2004. Sales in fiscal 2005 also benefited from $13.5 million of favorable foreign currency exchange rate fluctuations.
      Operating income decreased $32.8 million in fiscal 2005 compared to the prior year primarily as a result of the absence of Rexair’s earnings for the fourth quarter of fiscal 2005 and a decrease in Bath Products unit sales. Rexair provided $7.1 million in operating income in the fourth quarter of fiscal 2004. The Plumbing Products segment reported an increase in operating income, which partially mitigated the decline in the Bath Products segment. Operating income included restructuring charges of $9.4 million in fiscal 2005 compared to $2.9 million in fiscal 2004. In addition, operating income included a $1.1 million benefit from favorable foreign currency exchange rates in fiscal 2005.

Bath Products
      Sales in the Bath Products segment decreased slightly in fiscal 2005 as compared to fiscal 2004. Foreign currency benefits of $13.5 million were offset by a decline in unit sales primarily caused by a slow down in the U.K. market and softness in the Italian bath and U.S. spa markets. Bath sales benefited from higher product pricing initiated to help offset higher energy, freight and raw material costs. However, these higher prices were not enough to offset the reduced volume, primarily in our U.K. markets. Sales in the U.K., our largest market outside the U.S., declined by 7.4% in local currency as the slow down in the U.K. market, which began in the second quarter of fiscal 2005, continued through the end of the fiscal year. As retail sales in the U.K. declined, customers reacted by reducing their inventory levels. Although we do not anticipate any significant recovery in the U.K. bath and sink markets or the U.S. spa market, we expect sales growth in the upcoming year to be driven by increased market share and continued growth in our emerging markets, primarily in Europe. We anticipate energy, freight and raw material costs to continue to escalate in the coming months, but at a slower rate than fiscal 2005. We intend to increase prices as necessary to help offset cost increases.
      Operating income decreased $27.1 million in fiscal 2005 compared to last year. The decline in unit sales also triggered decreases in production levels, which resulted in lower absorption of fixed manufacturing costs. The U.K. and Italian bath businesses were also affected by a shift in mix to lower margin products. Fiscal 2005 operating income also included higher costs associated with our global branding, marketing and product development initiatives, costs associated with the enhancement of our overseas sourcing capabilities and the expansion of the Malta stainless steel sink plant. These costs were partially offset by the settlement of a dispute with the previous owners of the Sundance Spas business over pre-acquisition warranty costs for $3.5 million, resulting in a reduction in warranty costs of $2.2 million. Results for fiscal 2004 included a $4.1 million increase in bad debt reserves associated with financial difficulties encountered by several Brazilian distributors and $1.0 million in severance related to the replacement of the management team and staffing reductions in Brazil. Our Brazilian operations experienced significant increases in sales and operating income in fiscal 2005 as a result of the organizational changes and new programs implemented by the new management team.
      Operating income included net restructuring charges of $4.5 million in fiscal 2005 and $3.5 million in fiscal 2004. Refer to Note 4 to our Consolidated Financial Statements for a discussion of these charges.

Plumbing Products
      Sales in the Plumbing Products segment increased 14.6% to $353.1 million in fiscal 2005 compared to last year. The higher sales were driven by continued growth in principal markets, successful new product introductions and improved pricing. We believe we will see continued growth in the plumbing business in the coming year.
      Operating income for fiscal 2005 increased 24.0% to $75.3 million as compared to fiscal 2004 primarily as a result of strong sales volume. Increased brass, steel and resin costs were offset by favorable pricing and lower purchased parts costs resulting from new sourcing initiatives. We expect costs to continue to increase, but at a slower pace than last year. We intend to increase prices as necessary to help offset cost increases.

Rexair
      As discussed above in the Overview section, we sold our investment in Rexair to Rhone on June 30, 2005. Therefore, the table above only includes Rexair operations through the sale date, whereas fiscal 2004 reflects a full year of operations.

Corporate Expenses
      Corporate expenses increased $12.0 million in fiscal 2005 compared to fiscal 2004. Fiscal 2005 expenses included restructuring charges of $4.9 million primarily related to the elimination of certain executive positions. In addition to the restructuring charge, the year-over-year increase was primarily attributable to a reserve for an intangible tax settlement ($2.0 million), reduced pension income due to a lower discount rate and increased amortization of net actuarial losses ($4.2 million), and increased audit and other fees associated with Sarbanes-Oxley compliance ($3.8 million) partially offset by a reduction in compensation and benefit costs ($1.3 million). Fiscal 2004 included a reversal of the restructuring reserve for unused leased space of $0.6 million associated with the customer service function that was relocated to the shared services operations center.

Interest Income and Expense
      The decrease in interest expense of $2.4 million from fiscal 2004 to fiscal 2005 was primarily due to lower debt balances. Interest income in fiscal 2004 includes interest of $2.5 million received from the IRS for an audit settlement.

Other Expense, net
      Other expense, net consists of the following:

	For the Fiscal Years
	Ended

	October 1,	October 2,
	2005	2004

	(in millions)
Keller Ladder expenses	$1.0	$1.6
Loss (gain) on sales of other non-operating assets	0.7	(2.5)
(Gain) loss on sale of excess properties and equipment	(1.7)	0.1
Foreign currency transaction (gains) losses	(0.4)	1.9
Debt retirement costs	3.2	—
Earnings on equity investment in Rexair	(0.6)	—
Other, net	3.8	2.1

	$6.0	$3.2

      We retained certain obligations related to our Keller Ladder subsidiary after the October 1999 sale. We continue to incur expenses related to those obligations. The debt retirement costs are associated with the pay down of the term loan, which was retired with proceeds from the sale of Rexair.

Taxes
      Our effective tax rate for fiscal 2005 declined as a result of the following:

•	No taxes will be incurred on the Rexair gain because it resulted in a capital loss for tax purposes.

•	A $2.9 million tax benefit was recognized in the second quarter of fiscal 2005 upon the completion of a Federal tax audit of a subsidiary.

•	A $5.9 million tax benefit was recognized in fiscal 2005 as a result of a Federal tax audit of our consolidated tax returns for the fiscal years 1998 through 2002. The benefit resulted from agreed upon computational adjustments. The IRS provided their final report for this audit in August 2005. We filed an appeal with the IRS in September 2005 regarding various issues that we could not reach agreement on. We have adequate reserves to cover the current proposed adjustments.
      Excluding the impact of these three items, our effective tax rate for the year has increased as a result of the change in the mix of foreign and domestic earnings after the sales of Rexair and Eljer.
      During fiscal 2004, we received a refund of $4.0 million relating to the examination of the federal income tax returns for the fiscal years 1995 through 1997. This refund was already included in our tax rates in prior periods. In addition to the tax refund, we received $2.5 million in interest relating to the refund, which was included in interest income in 2004.

Fiscal 2004 Compared to Fiscal 2003

Overall
      Overall, net sales increased 17.2% to $1.2 billion in fiscal year 2004 as compared to fiscal 2003. The increase reflects strong sales in our Bath Products and Plumbing Products segments. Fiscal 2003 results include $8.6 million in sales recognized upon the granting of a license for certain technology that had been the subject of patent litigation. Operating income increased $28.1 million or 28.4% in fiscal 2004 when compared to fiscal 2003 primarily due to strong operating results in our Bath Products segment. Included in our fiscal 2004 results are $2.9 million of restructuring charges, while fiscal 2003 results included $9.6 million of restructuring charges.

Bath Products
      Net sales in our Bath Products segment increased $141.9 million or 21.9% in fiscal 2004 as compared to fiscal 2003. The increase was primarily the result of continued growth in the domestic spa and bath businesses, due to an expanded specialty retailer base, as well as growth in the European bath and sink businesses, which was primarily the result of continued higher sales to the home center channel. Fiscal 2004 sales also included a $38.3 million benefit from favorable currency exchange rates mainly due to the firming of the British pound and the euro against the U.S. dollar.
      Operating income of $57.2 million for fiscal 2004 increased $31.9 million or 126.1% compared to fiscal 2003, due primarily to strong sales and margin growth in the domestic spa and whirlpool bath businesses. Gross margin increased as a percentage of net sales mainly due to increased volume over fixed overhead and improved manufacturing efficiencies. These efficiencies were experienced segment-wide, but especially in the new Chino, CA plant which became operational in fiscal 2003. Included in operating income was $3.5 million in restructuring charges, while fiscal 2003 included $4.3 million. These charges are discussed more fully in Note 4 to our Consolidated Financial Statements. Fiscal 2004 was also impacted by a $4.1 million increase in our bad debt reserves associated with financial difficulties encountered by several Brazilian bath product distributors and $1.0 million in severance related to staffing reductions in Brazil. In fiscal 2003, we also established a $2.5 million bad debt reserve against a receivable from one of the same Brazilian distributors. We have since taken over sales responsibility for the Brazilian home center channel. Operating income in fiscal 2003 was negatively impacted by the aforementioned restructuring charges as well as labor inefficiencies and start up costs related to the move to the new whirlpool bath manufacturing facility in Chino, CA, costs of process improvements to enhance quality and future operating efficiencies at the new Chino, CA plant, costs related to the Lowe’s roll-out and increased marketing expenses. Favorable currency exchange rates improved earnings in fiscal 2004 when compared to fiscal 2003 by $3.9 million.

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

Rexair
      Net sales increased $2.7 million or 2.6% in fiscal 2004 as compared with the previous fiscal year. The increase was due to the higher price points of the new e2 RAINBOWtm vacuum cleaner system, which was launched earlier that year. The rollout of the new e2 model was completed during the second quarter of fiscal 2004.
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

Corporate Expenses
      Corporate expenses increased $3.1 million in fiscal 2004 as compared to the prior year. The increase was attributable to reductions in pension income due to a lower discount rate, costs associated with Sarbanes-Oxley compliance, an increase in consulting fees and an increase in personnel costs reflecting our new operating company organization. Fiscal 2004 also includes charges and amortization totaling $1.6 million associated with an employee stock option buy back and exchange offer. Corporate expenses in fiscal 2003 include $5.3 million of restructuring charges associated with the consolidation of our corporate offices, net of a favorable adjustment reversing previously established reserves for vacant leased space now occupied by the shared services center in Dallas, TX. Fiscal 2004 also includes a reversal of the restructuring reserve for unused leased space of $0.6 million.

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

Other Expense, Net
      Other expense, net was $3.2 million in fiscal 2004 compared to $26.6 million in fiscal 2003. Included in other expense, net for both years are expenses associated with retained liabilities of our ladder operations, which was sold in October 1999. Fiscal 2004 also includes foreign currency transaction losses and a loss for the decrease in the value of the Polyair call option (see Note 2 to our Consolidated Financial Statements) offset by a gain of $3.2 million resulting from the resolution of litigation that was under appeal for several years. Fiscal 2003 includes $19.2 million of charges associated with the refinancing of our debt facilities in July 2003, gains on the sale of real estate of $3.5 million and $2.3 million of other financing charges related to the restructuring of our debt facilities.

Taxes
      During fiscal 2003, the IRS completed its examination of the federal income tax returns for fiscal 1995 through 1997. As a result of the audit settlement, a tax benefit of $13.6 million was recorded in fiscal 2003.
Liquidity and Capital Resources
      Our primary sources of liquidity and capital resources are cash and cash equivalents, cash provided from operations and available borrowings. We expect to satisfy operating needs including the cash requirements related to capital expenditures, acquisitions and restructuring programs through operating cash flows, cash on hand and borrowings under our existing bank facilities.
      Net cash provided by operating activities of continuing operations was $52.2 million for fiscal 2005, compared to $59.4 million for fiscal 2004. In fiscal 2005, we received $3.5 million from the previous owners of the Sundance Spas business as a result of the resolution of a litigation claim and a $2.1 million Canadian tax refund. During fiscal 2004, we collected $10.1 million in long-term receivables and a $6.5 million tax refund. We typically use cash in the first half of the fiscal year due to the seasonality of most of our businesses. Weather can significantly impact construction and installation, which ultimately impacts sales in our Bath Products and Plumbing Products segments. Sales of outdoor jetted spas and other products are also sensitive to weather conditions and tend to decrease during the fall and winter months (predominantly the first and second fiscal quarters).
      Subsequent to year-end, we approved offers to buyout certain vested post employment benefit plan liabilities owed to participants who are currently retired or terminated. Assuming 100% acceptance of such offers, approximately $8 million in cash will be utilized for the buyout. In addition, we collected $9.9 million in October 2005 from Woodlands Ventures, LLC, a property developer from whom we had obtained a note receivable upon the sale of a piece of property in October 2002.
      During fiscal 2005, we paid approximately $11.2 million related to our restructuring plans, and expect to pay approximately $4.0 million in the next 12 months (see Note 4 to our Consolidated Financial Statements) including $1.3 million of charges to be incurred during fiscal 2006. During fiscal 2004, we paid approximately $7.6 million related to our restructuring plans.
      Net cash used by discontinued operations in fiscal 2005 was $31.2 million as compared to net cash used of $14.6 million in fiscal 2004. The net cash used in fiscal 2005 pertained to the operations of Eljer, while the cash used in 2004 was associated with the operations of Eljer and our water systems business, which was sold in October 2003. The increase in cash used was primarily the result of payments associated with Eljer liabilities retained subsequent to the sale.
      Net cash provided by investing activities during fiscal 2005 was $125.4 million compared to cash used of $12.3 million last year. Net cash provided in fiscal 2005 consisted mainly of net proceeds of $149.2 million from the sale of Rexair, net of $8.5 million of costs associated with the sale of Eljer, as well as the sale of a $4.4 million note receivable in March 2005. The note was obtained in conjunction with the sale of our swimming pool and equipment business in May 2003. We also received net proceeds of $3.0 million from the sale of excess property and fixed assets. These proceeds were partially offset by cash used for capital expenditures of $22.7 million. Net cash used in investing activities in fiscal 2004 included $23.0 million in capital expenditures, net proceeds of $4.5 million associated with the sale of two discontinued businesses and proceeds of $3.8 million from the sale of an excess property and fixed assets.

      We expect total capital expenditures for fiscal 2006 to be approximately $18 to $22 million for new business requirements, system upgrades and implementations, initiatives involving the consolidation of workflows and improvement of manufacturing efficiencies and other capital requirements in the ordinary course of business. We are also considering broadening our Plumbing Products segment product portfolio through acquisitions, remaining mindful that any such purchase be strategic in fit and accretive to earnings.
      Net cash used in financing activities was $76.6 million in fiscal 2005 and $31.3 million in fiscal 2004. During fiscal 2005, we reduced our total debt borrowings by $64.4 million. In addition, we paid $1.0 million in fees associated with the retirement of our term loan, and we deposited $12.4 million into restricted cash collateral accounts in conjunction with the sales of Rexair and Eljer. The outflows were partially offset by $1.4 million in proceeds from stock option exercises. Cash used during fiscal 2004 included net payments on long-term debt and notes of $30.3 million, $1.5 million in financing fees and proceeds of $0.9 million from stock option exercises.
      The outstanding debt balances and the maximum availability under these debt instruments at October 1, 2005 were as follows:

	Maximum	Amount
	Availability	Outstanding	Applicable Interest Rate

	(in millions)
Senior Notes	$380.0	$380.0	9.625%
Asset-based credit facility (1)	121.9	—	2.25% over LIBOR or 0.25% over Prime
US Brass note	5.0	5.0	Interest imputed at 9.5%

Total	$506.9	$385.0

(1)	In addition, $41.5 million of the facility is utilized for letters of credit at the end of fiscal 2005.
      On July 15, 2003, we completed a comprehensive re-financing of our corporate debt by closing on the issuance of $380.0 million in aggregate principal amount of 9.625% senior secured notes (the “Senior Notes”), as well as a five-year $200.0 million asset-based revolving credit facility and a five-year $65.0 million term loan. The net cash proceeds from the Senior Notes were approximately $367.4 million after transaction fees. Transaction fees were capitalized and are being amortized over the seven-year term of the Senior Notes. The net proceeds from the Senior Notes, together with the initial borrowings under the term loan and asset-based loan, were used to repay the debt and redeem senior notes that were outstanding at that time.
      The Senior Notes, which were previously registered with the Securities and Exchange Commission under the Securities Act, were de-registered on March 2, 2005. The Senior Notes are due on July 1, 2010 and require the payment of interest of $18.3 million on January 1 and July 1 of each year. The indentures to the Senior Notes limit our ability to pay dividends, repurchase stock and make other restricted payments as defined therein.
      On and after July 1, 2007, we can redeem the Senior Notes subject to a redemption premium of 104.8% for the first 12 months and 102.4% for the following 12 months. On and after July 1, 2009, the Senior Notes can be redeemed at face value. In addition, until July 1, 2006, we can redeem up to 35% of the Senior Notes with the net cash proceeds of an equity offering.
      The term loan, which was scheduled to mature July 15, 2009, was retired with $57.4 million of the proceeds from the sale of Rexair. We paid a prepayment penalty of $1.0 million and expensed $2.2 million of deferred loan costs in connection with the termination of the term loan. The term loan bore interest at LIBOR plus 5.0%. The weighted-average interest rate associated with the term loan was 7.35% for fiscal 2005 and 8.88% for fiscal 2004.
      The five-year asset-based revolving credit facility matures on July 15, 2008. Under this facility, we can borrow up to $200.0 million subject to a borrowing base consisting of eligible accounts receivable and eligible inventory. There are several fees associated with the asset-based credit facility including an unused commitment fee of 0.5%, a letter of credit fee equal to the applicable LIBOR margin and a fronting fee of 0.125% on all outstanding letters of credit. The weighted-average interest rate was 5.22% for fiscal 2005 and 3.98% for fiscal 2004.
      The asset-based credit facility requires us to maintain a minimum consolidated fixed charge coverage ratio, which is only applicable if our availability under the asset-based credit facility falls below $20.0 million. We were not subject to this debt covenant at fiscal 2005 year-end because our availability exceeded the required threshold. We expect to maintain availability in excess of $20.0 million for the foreseeable future. This credit facility also includes a restriction on the payment of dividends.
      The availability under our asset-based credit facility must be reduced by the amount that our cash balance falls below the $42.0 million excess proceeds we received from the sale of Rexair. We are required to either reinvest the excess proceeds in our business or offer to redeem the Senior Notes at par within one year of the date of sale. Our cash balance exceeded $42.0 million at September 30, 2005, thus the availability under the asset-based credit facility was not impacted by this bank facility requirement.
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
      We paid $45.3 million and $45.1 million of interest on our borrowings in fiscal 2005 and 2004, respectively.

Commitments
      At October 1, 2005, we had approximately $121.9 million available to be borrowed under the asset-based facility, of which we had utilized approximately $41.5 million for letters of credit, leaving $80.4 million available for additional borrowings. In addition, we have outstanding foreign commercial letters of credit of $2.1 million, which do not affect availability under the asset-based facility. We do not have any other significant off-balance sheet obligations.
      Below is a summary of our significant contractual cash obligations as of October 1, 2005:

	Payments Due in Fiscal				Payments
					Due
	Total	2006	2007-2008	2009-2010	Thereafter

	(in millions)
Long-term debt	$385.0	$1.5	$3.5	$380.0	$—
Notes payable	22.0	22.0	—	—	—
Lease obligations	41.3	8.8	13.9	7.0	11.6
Purchase obligations(1)	82.6	82.6	—	—	—
Interest payments(2)	173.8	36.6	73.2	64.0	—
Other(3)	37.3	18.9	9.8	4.6	4.0

Total	$742.00	$170.4	$100.4	$455.6	$15.6

(1)	Purchase obligations are all open purchase orders at October 1, 2005. Of this amount, $6.6 million represents obligations that were relieved by October 6, 2005.

(2)	Interest payments represent interest on the Senior Notes.

(3)	Other includes obligations relating to restructuring initiatives and indemnifications for assets and previously sold businesses.

Guarantees and Indemnifications
      We continue to guarantee the lease payments of an Ames True Temper master distribution center. The lease obligation will expire in 2015. The scheduled lease payments totaled $3.8 million for fiscal 2005, and increase by 2.25% each year thereafter. In connection with the sale of Ames True Temper in January 2002, we obtained a security interest and indemnification from Ames True Temper on the lease that would enable us to exercise remedies in the event of default.
      We have an agreement with a third party financing company that we will repurchase any new or salable spas returned to us within twelve months of the original sale date. The costs associated with this agreement have been minimal to date.
      We have sold a number of assets and businesses over the last several years and have, on occasion, provided indemnifications for liabilities relating to product liability, environmental, insurance and other claims. We have recorded reserves totaling approximately $22.4 million as of October 1, 2005 for asserted and probable unasserted claims related to these liabilities. These amounts have not been discounted.
      We are in active negotiation with a state regarding past due taxes on property. We have accrued $2.5 million (including $0.5 million of interest) for the eventual settlement of this liability and believe that it is reasonably possible that the settlement could eventually total an additional $1.5 million.
New Accounting Pronouncements
      In June 2005, the Emerging Issues Task Force reached a consensus on Issue No. 04-05, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-05”). EITF 04-05 requires that a general partner in a limited partnership consolidate the partnership unless the presumption of control can be overcome by showing that the limited partners have the ability to dissolve the partnership or otherwise remove the general partner without cause or possess substantive participating rights. EITF 04-05 is effective for (a) general partners of all newly formed limited partnerships and (b) existing limited partnerships for which the partnership agreements are modified. For general partners in all other limited partnerships, it is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. We are in the process of determining the impact of EITF 04-05 on our results of operations; however, we do not expect the impact to be material to our financial position or results of operations.
      In June 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS No. 154”). This Statement requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the basis of the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that 1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and 2) redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The impact of SFAS No. 154 cannot be determined unless and until a change in accounting principle or estimate arises. We do not anticipate any changes in accounting principle at this time.
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

      In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). The Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and amends FASB Statement No. 95, Statement of Cash Flows. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow, as prescribed under current accounting rules. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Total cash flow will remain unchanged from what would have been reported under prior accounting rules. In April 2005, the Securities and Exchange Commission adopted a new rule that amends the effective dates for SFAS No. 123R. In accordance with the new rule, the accounting provisions of SFAS No. 123R will be effective for us beginning in the first quarter of fiscal 2006.
      SFAS No. 123R permits public companies to adopt its requirements using one of two methods- “modified prospective” or “modified retrospective”. The “modified prospective” method requires compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted, modified or settled after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date. The “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate, based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures, either (a) all prior periods presented or (b) prior interim periods of the year of adoption. We plan to adopt SFAS No. 123R using the modified prospective method.
      As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123R’s fair value method will not affect our total cash flows or financial position, but it will reduce reported income. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to our Consolidated Financial Statements. In addition, in the first quarter of fiscal 2006, upon adoption of SFAS No. 123R using the modified prospective application method, we expect to recognize an immaterial one-time pre-tax gain, representing the reversal of compensation costs recorded in prior years for restricted stock awards that are not expected to vest due to future forfeitures. We currently recognize compensation costs over the explicit service period for restricted stock awards subject to acceleration of vesting upon retirement. However, this policy must change upon adoption of SFAS No. 123R. For awards granted prior to the adoption of SFAS 123R, we will continue to recognize compensation cost over the explicit service period and accelerate any remaining unrecognized compensation cost when an employee actually retires. For awards granted or modified after the adoption of SFAS 123R and subject to acceleration of vesting upon retirement, we will recognize compensation cost over a period to the date the employee first becomes eligible for retirement. Had we recognized compensation cost at the point an employee is eligible for retirement, recognized compensation cost would have increased by approximately $1.3 million in fiscal 2004. Compensation cost in fiscal 2005 and fiscal 2003 would have remained approximately the same. We are in the process of determining how the guidance regarding valuing share-based compensation as prescribed by SFAS No. 123R will be applied to valuing share-based awards granted after the effective date and the impact that the recognition of compensation expense related to such awards will have on our financial statements.

      In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (the “Act”) (“FSP No. 109-1”), and FASB Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004(“FSP No. 109-2”). FSP No. 109-1 provides that the tax deduction on qualified production activities allowed under the Act should be treated as a special deduction rather than a tax rate deduction. The Act allows us to begin taking this deduction beginning in fiscal 2006. We have not yet assessed the impact these potential tax deductions will have on our financial position and results of operations. FSP No. 109-2 provides accounting and disclosure guidance for a special one-time dividends received deduction allowed on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. This guidance became effective for us in the first quarter of 2005; however, it allows for an exception to the requirement to reflect in the period of enactment the effect of a new tax law. We have a policy of repatriating foreign earnings. In addition, various provisions under the Internal Revenue Code have created situations that result in “deemed” dividends. We have completed our evaluation of the potential benefits of these deductions under the Act. The law requires that we distribute the “deemed” dividends before any dividends are eligible for the tax deduction. The law also requires that we exceed an average historical level of dividends before any dividend we declared would be eligible for the benefit. We currently have approximately $67.1 million of “deemed” dividends that have not been distributed. As of September 30, 2005, we had approximately $1.8 million of earnings that would qualify for the new dividend deduction. Given the level of actual and “deemed” dividends over the past five years, we will not benefit from this deduction.
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
Effects of Inflation
      Because of the relatively low level of inflation experienced in most of our principal markets, general inflation did not have a material impact on our results of operations during the periods presented. We have, however, experienced increased energy, freight, oil and metal based raw material costs. Favorable pricing of our products have helped to offset these increases.
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
      Significant judgment is required in determining our effective tax rate and in evaluation of our tax provisions. Despite our belief that our tax return positions are fully supportable, we estimate tax exposures and establish reserves when in our judgment we believe that certain positions are likely to be challenged and that we may not succeed. We adjust these reserves in light of changing facts and circumstances, such as the progress of a tax audit.

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

Goodwill
      We have significant intangible assets related to goodwill. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgment. Changes in strategy, reporting unit operating results and/or market conditions could significantly impact our judgment and could require adjustments to recorded asset balances. In accordance with SFAS No. 142, Goodwill and Intangible Assets (“SFAS No. 142”), we test our goodwill for impairment at the reporting unit level annually in the fourth quarter of each fiscal year, or earlier in the year if indications of impairment arise. The results of any of these tests could require adjustments to recorded asset balances in future periods.

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
      When valuing the pension plans at the end of fiscal 2005, we reduced our discount rate by 40 basis points for our domestic plan and 50 basis points for our U.K. plan. Future changes in the assumptions underlying our pension valuations, including those that arise as a result of declines in equity markets and interest rates, could result in further reductions in pension income, which could negatively affect our consolidated results of operations in future periods.
      We recognized $0.3 million of pension expense in fiscal 2005 and $4.9 million and $8.3 million of pension income in fiscal 2004 and 2003, respectively. These amounts affected our operating income by an equal amount for each of the respective periods. Excluding service costs, we recognize pension income related to our domestic Master Pension Plan. This income is included as a reduction of our corporate expenses. Our domestic Master Pension Plan covers certain employees in our operating segments and our corporate office, as well as certain employees of companies that we previously owned. Service costs associated with our domestic Master Pension Plan are allocated to the operating segments and corporate based on employee data. Pension expense associated with our foreign pension plans and our other post-employment benefit plans are recorded by the business whose employees benefit from such plans and are not shared between operating segments.

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
      Zurn’s present estimate of its asbestos liability assumes (i) its continuous vigorous defense strategy will remain effective; (ii) new asbestos claims filed annually against it will decline modestly through 2015; (iii) the values by disease will remain consistent with past experience and (iv) its insurers will continue to pay defense costs without eroding the coverage amounts of its insurance policies. Zurn’s potential asbestos liability could be adversely affected by changes in law and other factors beyond its control. Further, while Zurn’s current asbestos liability is based on an estimate of claims through 2015, such liability may continue beyond 2015, and such liability could be substantial.
      Zurn estimates that its available insurance to cover its potential asbestos liability as of the end of fiscal 2005 is greater than its potential asbestos liability. This conclusion was reached after considering Zurn’s experience in asbestos litigation, the insurance payments made to date by Zurn’s insurance carriers, existing insurance policies, the industry ratings of the insurers and the advice of insurance coverage counsel with respect to applicable insurance coverage law relating to the terms and conditions of those policies. Zurn used these same considerations when evaluating the recoverability of its receivable for insurance coverage of potential asbestos claims.

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

Discontinued Operations
      Effective October 1, 2002, we adopted SFAS, No. 144, which establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of. The swimming pool and equipment, hearth and water systems businesses, Eljer and SJ have all been accounted for in accordance with SFAS No. 144. This accounting standard contains criteria that must be met in order for a business to be presented as a discontinued operation.
      In connection with our accounting for these dispositions, we segregated the assets, liabilities and operations of the discontinued businesses. The operations are presented as discontinued operations in our consolidated statements of operations. The assets and liabilities of these businesses are included in assets held for sale and liabilities associated with assets held for sale in the balance sheets until they are sold.

Variable Interest Entities
      Any potential variable interest entity (“VIE”) created after January 31, 2003 in which we hold a variable interest must be assessed to determine whether the VIE should be consolidated into our results based on criteria established by FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46”). Management uses judgment to determine whether an entity is a variable interest entity and whether we are the primary beneficiary. We have completed an evaluation of our variable interests and believe that we do not have any interests in any VIEs. However, even after exhaustive efforts, we have been unable to obtain information from Woodlands Ventures, LLC, a property developer from whom we obtained a $9.3 million note receivable upon the sale of a piece of property in October 2002, that would allow us to assess whether the entity is a VIE. This note receivable was collected in October 2005.
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
      The following are some of the factors we believe could cause our actual results to differ materially from expected and historical results:

•	The seasonality of our sales and economic events may adversely affect our financial results and our ability to service our debt.

•	Weather could adversely affect the demand for our products and decrease our net sales.

•	Demand for building and home improvement products may depend on availability of financing.

•	We may be adversely affected by downturns in the markets we serve.

•	The markets in which we sell our products are highly competitive.

•	The loss of any significant customer could adversely affect our business.

•	An increase in the price of raw materials, components, finished goods and other commodities could adversely affect our operations.

•	We are exposed to political, economic and other risks that arise from operating a multi-national business.

•	We are subject to currency exchange rate and other related risks.

•	Adverse investment returns and other factors may increase our pension liability and pension expense.

•	Our financial statements are based upon estimates and assumptions that may differ from actual results.

•	We are subject to numerous asbestos claims that could adversely affect us.

•	We are subject to environmental regulation and incur costs relating to environmental matters.

•	We may not be able to protect our intellectual property rights.

•	Our failure to attract and retain qualified resources could have an adverse effect on us.

•	Work stoppages and other labor problems could affect us.

•	We have substantial indebtedness and servicing our indebtedness reduces funds available to operate our business.

•	Our debt instruments contain covenants which will limit our ability to operate our business.

•	To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.
      Other factors besides those listed here could also adversely affect results. For more information regarding these forward-looking statements and factors that may affect future results, refer to the Risk Factors section in Item 1 of this Annual Report on Form 10-K.

Item 7A.	Qualitative and Quantitative Disclosures About Market Risk
      In the normal course of doing business, we are exposed to the risks associated with changes in currency exchange rates. To limit the risks from such fluctuations, we may enter into various hedging transactions that have been authorized pursuant to our policies, but we do not engage in such transactions for trading purposes. We did not have any variable interest rate debt at October 1, 2005, and we do not anticipate incurring substantial amounts of such debt during fiscal 2006. Therefore, market risks associated with interest rate changes are expected to be minimal for fiscal 2006.
      We are exposed to foreign currency exchange risk related to our international operations as well as our U.S. businesses, which import or export goods. We have made limited use of financial instruments to manage this risk and have no such instruments outstanding as of October 1, 2005. Hypothetical unfavorable movements of 10% across each of the foreign exchange rates from which we have exposure would have decreased our estimated earnings from continuing operations by approximately $1.8 million, before taxes, in fiscal 2005 and $3.2 million, before taxes, in fiscal 2004. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

Item 8.	Financial Statements and Supplementary Data
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management of Jacuzzi Brands, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We recognize that internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and is subject to the possibility of human error or the circumvention or the overriding of internal control. Therefore, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, we believe we have designed into the process safeguards to reduce, though not eliminate, this risk. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In order to ensure that the Company’s internal control over financial reporting was effective as of September 30, 2005, we conducted an assessment of its effectiveness under the supervision and with the participation of our management group including our Chief Executive Officer and Chief Financial Officer. This assessment was based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In accordance with the SEC’s published guidance, we have excluded from our evaluation the 2005 acquisition of Spear and Jackson, which is included in the 2005 consolidated financial statements of Jacuzzi Brands, Inc. and which in the aggregate represent 5.2% of consolidated total assets, 0.2% of consolidated stockholders’ equity as of September 30, 2005, 0.0% of consolidated net revenues and 2.5% of loss from discontinued operations for the year ended September 30, 2005.
Based on our assessment of internal control over financial reporting under the criteria established in Internal Control — Integrated Framework, we have concluded that, as of September 30, 2005, the Company’s internal control over financial reporting is effective. Our assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.
December 8, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Jacuzzi Brands, Inc.
We have audited the accompanying consolidated balance sheets of Jacuzzi Brands, Inc. as of September 30, 2005 and 2004, and the related consolidated statements of operations, cash flows and changes in stockholders’ equity for each of the three years in the period ended September 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jacuzzi Brands, Inc. at September 30, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2005, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Jacuzzi Brands, Inc.’s internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 8, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants
West Palm Beach, Florida
December 8, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Jacuzzi Brands, Inc.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Jacuzzi Brands, Inc. maintained effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Criteria”). Jacuzzi Brands Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting in Item 9A, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Spear & Jackson, Inc. (“S&J”), which became a consolidated subsidiary in the third quarter of fiscal 2005, as a result of an increase in the Company’s ownership interest and is presented as a discontinued operation. S&J’s assets available for sale represent 5.2% of the Company’s total assets as of September 30, 2005, and its income from discontinued operations represented 2.5% of the Company’s loss from discontinued operations for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of S&J.
In our opinion, management’s assessment that Jacuzzi Brands, Inc. maintained effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on the COSO Criteria. Also in our opinion, Jacuzzi Brands, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on the COSO Criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Jacuzzi Brands, Inc. as of September 30, 2005 and 2004, and the related consolidated statements of operations, cash flows and change in stockholders’ equity for each of the three years in the period ended September 30, 2005 and our report dated December 8, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants
West Palm Beach, Florida
December 8, 2005

JACUZZI BRANDS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	For the Fiscal Years Ended
	September 30,

	2005	2004	2003

		(Restated)	(Restated)
Net sales	$1,210.0	$1,201.2	$1,025.2
Operating costs and expenses:
Cost of products sold	820.4	802.4	682.7
Selling, general and administrative expenses	285.8	268.7	233.8
Impairment, restructuring and other charges	9.4	2.9	9.6

Operating income	94.4	127.2	99.1
Interest expense	(48.1)	(50.5)	(60.6)
Interest income	3.0	4.7	2.1
Gain on sale of business	24.7	—	—
Other expense, net	(6.0)	(3.2)	(26.6)

Earnings before income taxes and discontinued operations	68.0	78.2	14.0
(Provision for) benefit from income taxes	(10.0)	(29.9)	7.4

Earnings from continuing operations	58.0	48.3	21.4
Discontinued operations:
Loss from operations, net of tax benefit of $2.3 in 2005, $11.5 in 2004 and $7.2 in 2003	(4.5)	(19.9)	(11.8)
Loss on disposals, net of tax provision of $0.6 in 2005 and tax benefit of $5.7 in 2003	(59.1)	—	(38.6)

Loss from discontinued operations	(63.6)	(19.9)	(50.4)

Net (loss) earnings	$(5.6)	$28.4	$(29.0)

Basic (loss) earnings per share:
Continuing operations	$0.77	$0.64	$0.29
Discontinued operations	(0.84)	(0.26)	(0.68)

Net (loss) earnings	$(0.07)	$0.38	$(0.39)

Diluted (loss) earnings per share:
Continuing operations	$0.76	$0.64	$0.29
Discontinued operations	(0.83)	(0.27)	(0.68)

Net (loss) earnings	$(0.07)	$0.37	$(0.39)

See Notes to Consolidated Financial Statements.

JACUZZI BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	At September 30,

	2005	2004

		(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$110.2	$39.6
Trade receivables, net of allowances of $8.2 in 2005 and $8.7 in 2004	200.5	220.1
Inventories	165.0	180.7
Deferred income taxes	27.9	27.8
Assets held for sale	69.7	70.2
Prepaid expenses and other current assets	22.6	22.1

Total current assets	595.9	560.5
Restricted cash collateral	12.4	—
Property, plant and equipment, net	103.7	118.6
Pension assets	147.8	150.3
Insurance for asbestos claims	153.0	171.0
Goodwill	228.2	281.7
Other intangibles, net	—	59.7
Other non-current assets	48.5	38.6

TOTAL ASSETS	$1,289.5	$1,380.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$22.0	$21.1
Current maturities of long-term debt	1.5	3.9
Trade accounts payable	105.7	113.3
Income taxes payable	24.7	18.2
Liabilities associated with assets held for sale	66.9	43.1
Accrued expenses and other current liabilities	114.4	120.2

Total current liabilities	335.2	319.8
Long-term debt	383.5	446.8
Deferred income taxes	5.6	34.3
Asbestos claims	153.0	171.0
Other liabilities	127.0	120.0

Total liabilities	1,004.3	1,091.9

Commitments and contingencies
Stockholders’ equity:
Common stock (par value $.01 per share, authorized 300,000,000 shares; issued 99,096,734 shares; outstanding 77,092,157 and 76,103,459 shares in 2005 and 2004, respectively)	1.0	1.0
Paid-in capital	630.7	639.7
Accumulated deficit	(8.8)	(3.2)
Unearned restricted stock	(5.2)	(4.6)
Cumulative foreign currency translation	12.8	14.0
Minimum pension liability	(29.4)	(25.0)
Unrealized gain on investments	—	0.2
Treasury stock (22,004,577 and 22,993,275 shares in 2005 and 2004, respectively), at cost	(315.9)	(333.6)

Total stockholders’ equity	285.2	288.5

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,289.5	$1,380.4

See Notes to Consolidated Financial Statements.

JACUZZI BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the Fiscal Years Ended
	September 30,

	2005	2004	2003

		(Restated)	(Restated)
OPERATING ACTIVITIES:
Earnings from continuing operations	$58.0	$48.3	$21.4
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation expense	21.7	19.2	18.1
Amortization of intangible assets	0.9	1.2	1.2
Amortization of unearned restricted stock	3.7	2.0	0.6
Amortization of debt issuance costs and other financing costs	3.3	3.7	8.9
Charges for debt restructuring and refinancing costs	3.2	—	21.5
(Benefit from) provision for deferred income taxes	4.7	2.1	(8.7)
Provision for doubtful accounts	3.1	5.0	5.7
Gain on sale of real estate	(1.8)	(0.5)	(3.5)
Other stock-based compensation expense, net	0.6	1.7	1.4
Loss on sale of property, plant and equipment	0.1	0.7	0.2
Loss on sale of notes	0.7	—	—
Gain on sale of business	(24.7)	—	—
Impairment, restructuring and other non-cash charges	1.3	—	3.4
Equity in earnings of investees	(0.5)	—	—
Changes in operating assets and liabilities, excluding the effects of acquisition and dispositions:
Trade receivables	3.5	(23.9)	(18.1)
Inventories	(4.1)	(27.1)	2.6
Other current assets	(1.2)	0.8	(1.9)
Other assets	(2.3)	(4.2)	(6.3)
Trade accounts payable	(5.2)	16.8	3.6
Income taxes payable	(5.2)	14.3	53.0
Accrued expenses and other current liabilities	(6.0)	5.0	(10.6)
Other liabilities	(1.6)	(5.7)	(8.9)
Other, net	—	—	(1.1)

Net cash provided by operating activities of continuing operations	52.2	59.4	82.5

Loss from discontinued operations	(63.6)	(19.9)	(50.4)
Adjustments to reconcile loss from discontinued operations to net cash used in discontinued operations:
Loss on disposal of discontinued operations	59.1	—	38.6
Other (increases) decreases in net assets held for sale	(26.7)	5.3	2.9

Net cash used in discontinued operations	(31.2)	(14.6)	(8.9)

NET CASH PROVIDED BY OPERATING ACTIVITIES	21.0	44.8	73.6

INVESTING ACTIVITIES:
Proceeds from sale of businesses	140.7	4.5	120.5
Proceeds from sale of notes	4.4	2.4	—
Purchases of property, plant and equipment	(22.7)	(23.0)	(17.9)
Proceeds from sale of property, plant and equipment	0.2	0.3	0.2
Proceeds from sale of real estate	2.8	3.5	11.1

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	125.4	(12.3)	113.9

FINANCING ACTIVITIES:
Proceeds from long-term debt	59.1	46.4	127.0
Repayment of long-term debt	(124.8)	(72.3)	(449.3)
Deposits into restricted cash collateral accounts	(12.4)	—	(66.5)
Withdrawals from restricted cash collateral accounts	—	—	224.3
Proceeds from issuance of Senior Notes	—	—	380.0
Redemption of Senior Notes	—	—	(375.0)
Payment of debt issuance, retirement and other financing costs	(1.0)	(1.5)	(45.6)
Proceeds from (repayment of) notes payable, net	1.3	(4.4)	7.2
Payment for stock option exchange	(0.2)	(0.4)	—
Proceeds from issuance of common stock for option exercise	1.4	0.9	—

NET CASH USED IN FINANCING ACTIVITIES	(76.6)	(31.3)	(197.9)

Effect of exchange rate changes on cash and cash equivalents	0.8	7.2	9.5

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	70.6	8.4	(0.9)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	39.6	31.2	32.1

CASH AND CASH EQUIVALENTS AT END OF YEAR	$110.2	$39.6	$31.2

See Notes to Consolidated Financial Statements.

JACUZZI BRANDS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Fiscal Years Ended September 30, 2005, 2004 and 2003
(in millions, except share data)

					Accumulated
				Unearned	Other		Comprehensive
	Common	Paid-in	Accumulated	Restricted	Comprehensive	Treasury	Earnings
	Stock	Capital	Deficit	Stock	Loss	Stock	(Loss)	Total

Balance at September 30, 2002	$1.0	$655.5	$(2.6)	$(1.7)	$(39.1)	$(358.7)		$254.4

Net loss			(29.0)				$(29.0)	(29.0)
Amortization of unearned restricted stock				0.6				0.6
Treasury stock issued to directors (79,793 shares)		(1.0)				1.3		0.3
Treasury stock issued in 401K match (309,815 shares)		(4.1)				5.2		1.1
Forfeiture of restricted stock (12,500 shares)		(0.3)		0.3				—
Exercise of stock options (2,375 shares)		—				—		—
Foreign currency translation adjustment, net of tax provision of $0.5					22.2		22.2	22.2
Minimum pension liability adjustment, net of tax benefit of $2.3					(4.1)		(4.1)	(4.1)

Other comprehensive earnings							18.1

Total comprehensive loss							$(10.9)

Balance at September 30, 2003	1.0	650.1	(31.6)	(0.8)	(21.0)	(352.2)		245.5

Net earnings			28.4				$28.4	28.4
Amortization of unearned restricted stock				2.1				2.1
Treasury stock issued to directors (6,988 shares)		—				0.1		0.1
Treasury stock issued in 401K match (135,098 shares)		(1.1)				2.4		1.3
Forfeiture of restricted stock (1,714 shares)		—		—		—		—
Exercise of stock options (277,875 shares)		(3.7)				4.6		0.9
Issuance of restricted stock grants (698,230 shares)		(5.6)		(5.9)		11.5		—
Foreign currency translation adjustment, net of tax provision of $0.4					16.8		16.8	16.8
Minimum pension liability adjustment, net of tax benefit of $1.9					(6.8)		(6.8)	(6.8)
Net unrealized losses on investments, net of tax provision of $0.1					0.2		0.2	0.2

Other comprehensive earnings							10.2

Total comprehensive earnings							$38.6

Balance at September 30, 2004	1.0	639.7	(3.2)	(4.6)	(10.8)	(333.6)		288.5

Net loss			(5.6)				$(5.6)	(5.6)
Amortization of unearned restricted stock				4.9				4.9
Treasury stock issued to directors (4,994 shares)		(0.1)				0.1		—
Deferred directors stock units		0.9						0.9
Treasury stock issued in 401K match (30,922 shares)		(0.2)				0.6		0.4
Forfeiture of restricted stock (101,901 shares)		(0.2)		1.1		(0.9)		—
Exercise of stock options (348,573 shares)		(4.0)				5.9		1.9
Issuance of restricted stock grants (706,110 shares)		(5.4)		(6.6)		12.0		—
Foreign currency translation adjustment, net of tax benefit of $0.8					(1.3)		(1.3)	(1.3)
Minimum pension liability adjustment, net of tax benefit of $2.5					(4.4)		(4.4)	(4.4)
Net unrealized losses on investments, net of tax benefit of $0.0					(0.1)		(0.1)	(0.1)

Other comprehensive loss							(5.8)

Total comprehensive loss							$(11.4)

Balance at September 30, 2005	$1.0	$630.7	$(8.8)	$(5.2)	$(16.6)	$(315.9)		$285.2

See Notes to Consolidated Financial Statements.

JACUZZI BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Basis of Presentation
      We manufacture and distribute a broad range of consumer and industrial products through our operating subsidiaries in three business segments — Bath Products, Plumbing Products and Rexair. Please refer to Note 11 regarding our business segments.
      On June 30, 2005, we completed the sale of Rexair, Inc. (“Rexair”) to an affiliate of Rhone Capital, LLC (“Rhone”), which was initially computed based on EITF 01-02, Interpretations of APB Opinion No. 29 (“EITF No. 01-02”). We received net cash of $149.2 million and an approximately 30% equity interest in Rexair’s new parent company. We recorded a gain of $24.7 million and debt retirement costs of $3.2 million associated with this transaction. The 30% equity interest is carried at $5.0 million at September 30, 2005. This investment is accounted for under the equity method in accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock (“APB No. 18”). Rexair is not being accounted for as a discontinued operation as a result of this continuing investment. Our share of Rexair’s net earnings after the date of sale is recorded in other expense, net. Beginning July 1, 2005, Rexair’s results are no longer reported in operating income as a separate business segment.
      In the third quarter of 2005, we completed the sale of substantially all the assets and liabilities of Eljer Plumbingware (“Eljer”) to an affiliate of Sun Capital Partners, Inc. (“Sun Capital”). Eljer is now accounted for as a discontinued operation and is no longer included in the results of our Bath Products segment (see Note 3).
      We operate on a 52- or 53-week fiscal year ending on the Saturday nearest to September 30. The fiscal year periods presented in our consolidated financial statements consist of the 52 weeks ended October 1, 2005 (“2005”), the 53 weeks ended on October 2, 2004 (“2004”) and the 52 weeks ended September 27, 2003 (“2003”), but are presented as of September 30 in each of those years for convenience. Businesses over which we had the ability to exercise significant influence, but are not consolidated into our results, were accounted for using the equity method. We eliminate inter-company balances and transactions when consolidating the account balances of our subsidiaries.
      Any potential variable interest entity (“VIE”) in which we hold a variable interest has been assessed to determine whether the VIE should be consolidated into our results based on criteria established by FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (“FIN 46”). We have evaluated our interests in our wholly-owned subsidiaries and continue to consolidate them under the guidelines set forth in ARB No. 51, Consolidated Financial Statements (“ARB 51”), and FASB Statement No. 94, Consolidation of All Majority-Owned Subsidiaries. We have also completed an evaluation of all of our variable interests and believe that we do not have any interests in variable interest entities, as defined by FIN 46. However, even after exhaustive efforts, we have been unable to obtain information from Woodlands Ventures, LLC, a property developer from whom we obtained a $9.3 million note receivable upon the sale of a piece of property in October 2002, that would allow us to assess whether the entity is a VIE. This note receivable was collected in October 2005.
      Certain amounts have been reclassified in our prior year consolidated financial statements to conform them to the presentation used in the current year.

Restatement
      Upon the sale of Spear & Jackson in September 2002, we retained 3,543,281 common shares of the buyer which subsequently changed its name to Spear & Jackson (“SJ”). We had been subject to restrictions on the voting of these shares and have not been involved in the management or operations of SJ. Previously, we accounted for our investment in SJ as an available-for-sale security and recorded unrealized gains or losses in other comprehensive income as its market value fluctuated. In the second

JACUZZI BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 1 —	Basis of Presentation (Continued)
quarter of 2005, SJ’s majority shareholder was required to return his common shares to SJ as part of a settlement reached with the SEC. As the number of SJ’s outstanding shares decreased, our ownership percentage increased. As a result, we changed the accounting for our investment in SJ to the equity method. In the third quarter of 2005, SJ agreed to the termination of the agreement that was restricting our ability to vote all of our shares. We agreed to provide SJ and its affiliates (except the majority shareholder and his spouse) with a general release of liability. The termination agreement gave us a majority voting interest in SJ. Thus, we began consolidating SJ into our consolidated financial statements in accordance with ARB 51. SJ manufactures and distributes a broad line of hand tools, lawn and garden tools, industrial magnets and metrology tools primarily in the U.K., Europe, Australia, North and South America, Asia and the Far East.
      Net earnings (loss) and earnings (loss) per share were restated to reflect the change in accounting for our investment in SJ as a result of the increase in our ownership percentage. A reconciliation of the net earnings and earnings per share previously reported in our consolidated statements of operations for 2004 and 2003 to the net earnings (loss) and earnings (loss) per share in this Report on Form 10-K is provided as follows:

	As	SJ	As
	Reported	Adjustments	Restated

	(in millions)
Net earnings (loss)
2004	$28.5	$(0.1)	$28.4
2003	(31.1)	2.1	(29.0)
Basic earnings (loss) per share
2004	$0.38	$—	$0.38
2003	(0.42)	0.03	(0.39)
Diluted earnings (loss) per share
2004	$0.37	$—	$0.37
2003	(0.42)	0.03	(0.39)

Note 2 —	Accounting Policies
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
      Trade Receivables and Concentration of Credit Risk: We record an allowance for doubtful accounts, reducing our receivables balance to an amount we estimate is collectible from our customers. A rollforward of the balances in allowances for doubtful accounts is as follows:

			Deductions-
			Write-offs,
	Balance at	Additions-	Payments	Balance at
	Beginning	Charged to	and Other	End of
Description	of Period	Expense	Adjustments	Period

	(in millions)
Allowance for doubtful accounts:
2005	$8.7	$3.1	$(3.6)	$8.2
2004	8.9	5.0	(5.2)	8.7
2003	6.9	5.7	(3.7)	8.9
      We operate in the U.S., Europe and, to a lesser extent, in other regions of the world. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. We encounter a certain amount of credit risk as a result of a concentration of receivables among a few significant customers, however, no single customer accounted for more than 10% of our total sales in 2005, 2004 or 2003. Credit losses have not been significant and have been within management’s expectations.
      Income Taxes: Deferred tax assets and liabilities represent the tax effects, based on current law, of any temporary differences in the timing of when revenues and expenses are recognized for tax purposes and when they are recognized for financial statement purposes. The deferred tax assets are reviewed periodically for recoverability and valuation allowances are provided as necessary.
      Inventories: Our inventories are stated at the lower of cost or market value. We used the first-in-first-out (FIFO) method for determining the cost of approximately 52.4% of our inventories in 2005 and approximately 58.4% of our inventories in 2004, and the last-in-first-out (LIFO) method for the remainder of our inventories. The carrying value of our LIFO method inventories approximate their FIFO cost value at September 30, 2005 and 2004. The FIFO method approximates replacement cost. Our inventories are categorized as follows:

	At September 30,

	2005	2004

	(in millions)
Finished products	$108.7	$121.5
In-process products	12.9	11.9
Raw materials	43.4	47.3

	$165.0	$180.7

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

JACUZZI BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 —	Accounting Policies (Continued)
      Property, plant and equipment consist of:

	At September 30,

	2005	2004

	(in millions)
Land and buildings	$63.6	$70.0
Machinery, equipment and furniture	161.9	176.4
Accumulated depreciation	(121.8)	(127.8)

	$103.7	$118.6

      Other Non-current Assets: In March 2005, we sold a $5.0 million, 6% convertible note receivable, which we obtained from PolyAir Interpak, Inc. in conjunction with the sale of our swimming pool and equipment business in May 2003. We received $4.4 million in net proceeds from the sale resulting in a $0.7 million loss. The loss is included in other expense, net. The fair value of this note at September 30, 2004 was $4.8 million.
      Included in other non-current assets at September 30, 2005 is $5.0 million related to our equity investment in Rexair. Upon the sale of Rexair in June 2005, we retained an approximate 30% equity interest in Rexair’s new parent company. The investment is accounted for under the equity method in accordance with APB No. 18. Also included in other non-current assets is $11.8 million of prepaid expenses, which consists mainly of debt related fees.
      Goodwill and Other Intangible Assets: Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests in accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). Finite-lived intangible assets are amortized over their useful lives and are subject to impairment evaluation under FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (“SFAS No. 144”).
      We test our goodwill and indefinite-lived intangible assets for impairment at the reporting unit level utilizing a two-step methodology. The initial step requires us to determine the fair value of each reporting unit and of each indefinite-lived intangible asset and compare it to the carrying value, including goodwill and other intangible assets, of such reporting unit or of such intangible asset. If the fair value exceeds the carrying value, no impairment loss is recognized and the second step, which is a calculation of the impairment, is not performed. However, if the carrying value of the reporting unit or intangible asset exceeds its fair value, an impairment charge equal to the difference in the values should be recorded. We perform an impairment test annually in the fourth quarter of each year, unless an event occurs earlier in the year that requires us to perform an interim test. In 2005 and 2004, the fair values of each of our reporting units exceeded their respective carrying values. Consequently, no impairment of our goodwill was indicated.
      In accordance with SFAS No. 142, any allocation of goodwill to an entity sold is done based on relative fair values. We sold our Rexair and Eljer business during 2005. Rexair was the only business in the Rexair segment; thus, we wrote off all goodwill associated with that segment. Eljer was part of our Bath Products segment. However, none of the goodwill was allocated to Eljer as part of the sale since Eljer’s fair value at the date of the transaction was minimal.

JACUZZI BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 —	Accounting Policies (Continued)
      Goodwill by reporting unit is as follows:

	At September 30,

	2005	2004

	(in millions)
Bath Products	$102.4	$103.4
Plumbing Products	125.8	125.8
Rexair	—	52.5

	$228.2	$281.7

      All of our identifiable intangible assets were included in the Rexair segment which was sold in June 2005. These assets were comprised of:

		At September 30, 2004

	Estimated	Gross Carrying	Accumulated
	Life	Amount	Amortization

		(in millions)
Patented technology	10 years	$2.6	$0.8
Distributor network	40 years	36.0	2.8
Trade name	Indefinite	24.7	—

		$63.3	$3.6

      Accrued Expenses and Other Current Liabilities: Accrued expenses and other current liabilities consist of the following:

	At September 30,

	2005	2004

	(in millions)
Compensation related	$16.0	$23.4
Insurance	4.8	8.0
Customer incentives	23.8	28.5
Interest	9.6	10.5
Warranty	12.2	11.6
Commissions	6.2	6.3
Other	41.8	31.9

	$114.4	$120.2

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
      Changes in our warranty reserves, a portion of which are classified as long-term on our consolidated balance sheets, during 2005 and 2004 are as follows:

	At September 30,

	2005	2004

	(in millions)
Beginning balance	$25.3	$20.9
Warranty accrual	15.4	21.1
Cash payments	(15.4)	(16.7)
Sale of Rexair (See Note 3)	(1.0)	—

Ending balance	$24.3	$25.3

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

Long-term Debt: The fair values of our Senior Notes (as defined in Note 5) were determined by reference to quoted market prices. The fair value of our remaining debt is determined by discounting the cash flows using current interest rates for financial instruments with similar characteristics and maturities. The fair value of our remaining debt approximates its carrying value as of September 30, 2005 and 2004.

There were no other significant differences as of September 30, 2005 and 2004 between the carrying value and fair value of our financial instruments except as disclosed below:

	At September 30, 2005		At September 30, 2004

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

(in millions)
9.625% Senior Notes	$380.0	$402.8	$380.0	$418.6

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
      As required by Emerging Issues Task Force Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), we account for sales incentives, such as discounts, rebates and volume incentives, as a reduction of revenue at the later of 1) the date that the related revenue is recognized or 2) the date when the sales incentive is offered. In the case of volume incentives, we recognize the reduction of revenue ratably over the period of the underlying transactions that result in progress by the customer toward earning the incentive. We record free product given to customers as a sales incentive in cost of products sold.
      Shipping and Handling Fees and Costs: We classify amounts charged to our customers for shipping and handling as revenues, while shipping and handling costs are recorded as cost of products sold.
      Other Expense, net: Other expense, net consists of the following:

	For the Fiscal Years
	Ended September 30,

	2005	2004	2003

	(in millions)
Keller Ladder expenses	$1.0	$1.6	$3.7
Loss (gain) on sales of other non-operating assets	0.7	(2.5)	—
(Gain) loss on sale of excess properties and equipment	(1.7)	0.1	(3.7)
Foreign currency translation (gains) losses	(0.4)	1.9	—
Debt retirement costs	3.2	—	—
Debt restructuring costs	—	—	2.3
Debt refinancing costs	—	—	19.2
Earnings on equity investment in Rexair	(0.6)	—	—
Other, net	3.8	2.1	5.1

	$6.0	$3.2	$26.6

      We retained certain obligations related to our Keller Ladder operations when we sold them in October 1999. We continue to incur expenses related to those obligations. Debt restructuring costs are associated with the senior note exchange and the extension of our facilities in 2003, while the debt refinancing costs are associated with the refinancing of our debt in July 2003 and the debt retirement costs are associated with the paydown of the term loan, which was retired with the proceeds from the sale of Rexair in 2005.
      Advertising Costs: Advertising costs are charged to expense when incurred. Advertising expense totaled $37.3 million, $27.8 million and $23.1 million in 2005, 2004 and 2003, respectively.
      Research and Development Costs: Research and development costs are expensed as incurred. Such amounts totaled $7.2 million, $4.1 million and $5.0 million in 2005, 2004 and 2003, respectively.
      Stock-Based Compensation: We account for stock-based compensation under the intrinsic value method in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations. Compensation cost recorded for our Stock Plans (as defined in Note 8) approximated $4.4 million, $3.8 million and $1.7 million in 2005, 2004 and 2003, respectively. In December 2004, the FASB issued Statement No. 123 (revised 2004, Share-Based Payment (“SFAS No. 123R”), which is a revision of Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). The Statement supersedes APB Opinion No. 25, Accounting for Stock

JACUZZI BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 2 — Accounting Policies (Continued)
Issued to Employees (“APB No. 25”) and its related implementation guidance. Effective the first quarter of 2006, we are required to record compensation expense for its employee stock options in accordance with SFAS No. 123R.
      Had compensation cost for awards under our stock-based compensation plans been determined using the fair value method prescribed by SFAS No. 123, our net earnings (loss) and earnings (loss) per share would have been reduced to the pro forma amounts presented below:

	For the Fiscal Years Ended
	September 30,

	2005	2004	2003

	(in millions, except per
	share amounts)
Net (loss) earnings, as reported	$(5.6)	$28.4	$(29.0)
Stock-based employee compensation expense, net of tax	2.5	2.2	1.0
Total stock-based employee compensation expense determined under fair value method, net of tax	(3.1)	(3.0)	(2.5)

Pro forma net (loss) earnings	$(6.2)	$27.6	$(30.5)

(Loss) earnings per share:
Basic — as reported	$(0.07)	$0.38	$(0.39)
Basic — pro forma	(0.08)	0.37	(0.41)
Diluted — as reported	$(0.07)	$0.37	$(0.39)
Diluted — pro forma	(0.08)	0.36	(0.41)
      These pro forma results are not necessarily indicative of results that may be expected in future periods since additional options may be granted and the estimated fair value of the stock options is assumed to be amortized to expense over the vesting periods.
      (Loss) Earnings Per Share: Net (loss) earnings per basic share is based on the weighted-average number of shares outstanding during each period, excluding the weighted average of restricted shares outstanding during each period (see Note 8). Net (loss) earnings per diluted share further assumes that, under the treasury stock method, any dilutive stock options are exercised, restricted stock awards are vested and any other dilutive equity instruments are converted.
      The information required to compute net (loss) earnings per basic and diluted share is as follows:

	For the Fiscal Years
	Ended September 30,

	2005	2004	2003

	(in millions)
Basic weighted-average number of common shares outstanding	75.5	75.0	74.6

Potential dilution of common shares	1.2	0.7	0.1

Diluted weighted-average number of common shares outstanding	76.7	75.7	74.7

      Options to purchase 0.1 million, 1.0 million and 3.7 million shares in the years ended September 30, 2005, 2004 and 2003, respectively, were not included in the computation of earnings (loss) per share because the exercise prices of these options exceeded the average market price of the common shares during the respective periods.

JACUZZI BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 —	Accounting Policies (Continued)
      New Accounting Pronouncements: In June 2005, the Emerging Issues Task Force reached a consensus on Issue No. 04-05, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-05”). EITF 04-05 requires that a general partner in a limited partnership consolidate the partnership unless the presumption of control can be overcome by showing that the limited partners have the ability to dissolve the partnership or otherwise remove the general partner without cause or possess substantive participating rights. EITF 04-05 is effective for (a) general partners of all newly formed limited partnerships and (b) existing limited partnerships for which the partnership agreements are modified. For general partners in all other limited partnerships, it is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. We are in the process of determining the impact of EITF 04-05 on our results of operations; however, we do not expect the impact to be material to our financial position or results of operations.
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
      In June 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS No. 154”). This Statement requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the basis of the new accounting principle, unless it is impracticable to do so. SFAS No. 154 also provides that 1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and 2) redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The impact of SFAS No. 154 cannot be determined unless and until a change in accounting principle or estimate arises. We do not anticipate any changes in accounting principle at this time.
      In December 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). The Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and amends FASB Statement No. 95, Statement of Cash Flows. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow, as prescribed under current accounting rules. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Total cash flow will remain unchanged from what would have been reported under prior accounting rules. In April 2005, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for SFAS No. 123R. In accordance with the new rule, the accounting provisions of SFAS No. 123R will be effective for us beginning in the first quarter of fiscal 2006.

JACUZZI BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 —	Accounting Policies (Continued)
      SFAS No. 123R permits public companies to adopt its requirements using one of two methods- “modified prospective” or “modified retrospective”. The “modified prospective” method requires compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employee prior to the effective date of SFAS No. 123R that remain unvested on the effective date. The “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate, based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures, either (a) all prior periods presented or (b) prior interim periods of the year of adoption. We plan to adopt SFAS No. 123R using the modified prospective method.
      As permitted by SFAS No. 123, we currently account for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123R’s fair value method will not affect our total cash flows or financial position, but it will reduce reported income. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to our consolidated financial statements. In addition, in the first quarter of fiscal 2006, upon adoption of SFAS No. 123R using the modified prospective application method, we expect to recognize an immaterial one-time pre-tax gain, representing the reversal of compensation costs recorded in prior years for restricted stock awards that are not expected to vest due to future forfeitures. We currently recognize compensation costs over the explicit service period for restricted stock awards subject to acceleration of vesting upon retirement. However, this policy must change upon adoption of SFAS No. 123R. For awards granted prior to the adoption of SFAS 123R, we will continue to recognize compensation cost over the explicit service period and accelerate any remaining unrecognized compensation cost when an employee actually retires. For awards granted or modified after the adoption of SFAS 123R and subject to acceleration of vesting upon retirement, we will recognize compensation cost over a period to the date the employee first becomes eligible for retirement. Had we recognized compensation cost at the point an employee is eligible for retirement, recognized compensation cost would have increased by approximately $1.3 million in 2004. Compensation cost in 2005 and 2003 would have remained approximately the same. We are in the process of determining how the guidance regarding valuing share-based compensation as prescribed by SFAS No. 123R will be applied to valuing share-based awards granted after the effective date and the impact that the recognition of compensation expense related to such awards will have on our financial statements.
      In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (the “Act”) (“FSP No. 109-1”), and FASB Staff Position No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP No. 109-2”). FSP No. 109-1 provides that the tax deduction on qualified production activities allowed under the Act should be treated as a special deduction rather than a tax rate deduction. The Act allows us to begin taking this deduction beginning in fiscal 2006. We have not yet assessed the impact these potential tax deductions will have on our financial position and results of operations. FSP No. 109-2 provides accounting and disclosure guidance for a special one-time dividends received deduction allowed on the repatriation of certain foreign earnings to a U.S. taxpayer, provided certain criteria are met. This guidance became effective for us in the first quarter of 2005; however, it allows for an exception to the requirement to reflect in the period of enactment the effect of a new tax law. We have a policy of repatriating foreign earnings. In addition,

JACUZZI BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 2 — Accounting Policies (Continued)
various provisions under the Internal Revenue Code have created situations that result in “deemed” dividends. We have completed our evaluation of the potential benefits of these deductions under the Act. The law requires that we distribute the “deemed” dividends before any dividends are eligible for the tax deduction. The law also requires that we exceed an average historical level of dividends before any dividend we declared would be eligible for the benefit. We currently have approximately $67.1 million of “deemed” dividends that have not been distributed. As of September 30, 2005, we had approximately $1.8 million of earnings that would qualify for the new dividend deduction. Given the level of actual and “deemed” dividends over the past five years, we will not benefit from this deduction.
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
      On December 28, 2001, our Board of Directors approved a formal disposal plan for five businesses. We sold all of these businesses in fiscal 2002, except for one — SiTeco — which was sold in the first quarter of 2003 for net cash proceeds of $103.8 million.
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
      On April 15, 2005, we adopted a plan to dispose of our investment in SJ. In the third quarter of 2005, we began consolidating SJ into our financial statements and accounted for SJ as a discontinued operation in accordance with SFAS No. 144. See Note 1 for additional information regarding the SJ transaction.
      On May 20, 2005, the Board of Directors approved a plan to dispose of Eljer. In the third quarter of 2005, we completed the sale of substantially all the assets, the current liabilities, the long-term retiree medical liability and certain other liabilities of Eljer to Sun Capital. Sun Capital also took over our Ford City, PA and Tupelo, MS operations. We retained the Salem, OH manufacturing facility, which was closed in 2004, and several liabilities associated with events occurring before the acquisition, such as employee and environmental claims. We also agree to provide transition services at no cost for a period of up to four months after the sale and to pay any severance liabilities for any Eljer employee not retained by Sun Capital. The sale of Eljer resulted in a loss of $57.8 million, net of tax. Eljer’s operations were previously included in our Bath Products segment.
      Each of these disposal plans qualified for treatment as discontinued operations. The operating loss of these discontinued operations was not included in our results from continuing operations. Instead, the results were recorded as loss from discontinued operations in the period in which they occurred in accordance with SFAS No. 144.

JACUZZI BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 —	Dispositions and Discontinued Operations (Continued)
      Summarized results of the discontinued operations through the dates of sale are as follows:

	For the Fiscal Years Ended
	September 30,

	2005	2004	2003

	(in millions)
Net sales	$133.0	$148.1	$233.2
Operating loss	(9.1)	(31.6)	(18.6)
Loss from discontinued operations	(63.6)	(19.9)	(50.4)
      In accordance with EITF Issue No. 87-24, Allocation of Interest to Discontinued Operations, we allocated a portion of our interest expense to discontinued operations. Amounts allocated reflect the interest expense on the estimated amount of debt that was repaid as a result of the disposal transactions. Amounts reclassified were inconsequential in 2005 and 2004, and was $1.0 million in 2003.
      The assets and liabilities of these businesses are included in assets held for sale and liabilities associated with assets held for sale, respectively, until they are sold. The Eljer business was sold prior to the end of 2005; thus, only the assets and liabilities of SJ are included in assets and liabilities held for sale at September 30, 2005.
      The major classes of assets and liabilities classified as held for sale are as follows:

	At September 30,

	2005	2004

	(in millions)
Cash	$7.3	$—
Trade receivables, net	16.4	27.6
Inventories	25.0	14.6
Other current assets	1.3	1.5
Deferred taxes	15.3	12.0
Property, plant and equipment, net	4.2	10.0
Equity investment	0.2	3.8
Other long-term assets	—	0.7

Assets held for sale	$69.7	$70.2

Notes payable	$0.8	$—
Trade accounts payable	8.1	10.5
Other current liabilities	11.3	14.2
Other long-term liabilities	36.7	18.4
Minority interest	10.0	—

Liabilities associated with assets held for sale	$66.9	$43.1

      Included in assets held for sale under the classification of property, plant and equipment are properties held for sale of $2.8 million at September 30, 2005 and $3.6 million at September 30, 2004. These properties are currently being marketed for sale and meet all of the criteria for classification as held for sale at September 30, 2005 and 2004 as required by SFAS No. 144. These properties are recorded at the lower of their carrying value or fair value less cost to sell.

JACUZZI BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 —	Dispositions and Discontinued Operations (Continued)

Restructuring
      Restructuring charges incurred by Eljer have been reclassified to discontinued operations. We retained certain restructuring liabilities in conjunction with the Eljer sale. Approximately $0.6 million of the retained accrued restructuring liabilities at September 30, 2005 are included in the balance sheet caption “Accrued expenses and other current liabilities,” while the remaining $1.4 million are recorded in the balance sheet caption “Other non-current liabilities.”

Pension Plan
      SJ operates a contributory defined benefit plan covering certain of its employees in the United Kingdom. The benefits provided by the plan are based on years of service and compensation history. Pension plan assets are primarily invested in equities, fixed income securities and Government stocks.
      Amounts payable by SJ to the plan are determined on the advice of the plan’s actuaries and after discussion with, and agreement by, the plan’s trustees. SJ’s funding policy with respect to the plan is to make contributions in respect of ongoing benefit accruals and the clearance of underfunding deficits which are at least the minimum amounts required in accordance with applicable U.K. law and pension regulations. In the years ended September 30, 2005, September 30, 2004, and September 30, 2003, contributions amounted to $10.3 million, $2.7 million and $2.8 million, respectively. Contributions in the year ending September 30, 2005 included special contributions of approximately $7.2 million. The reasons for the special contribution are explained below. Employer contributions in the year ending September 30, 2006 are expected to be approximately $3.4 million.
      The pension plan actuarial advisors carried out an actuarial valuation of the Plan as of December 31, 2004. This valuation showed an increase in the Plan’s deficit compared to that calculated at April 5, 2002, the date of the last full actuarial valuation. Following discussions between SJ and the trustees of the plan, it was agreed that SJ would make a special contribution to the plan of approximately $7.2 million. Approximately $3.6 million was paid in June 2005 and the remainder was paid in September 2005. Also, from May 2005, SJ’s annual pension contributions increased from 21.2% of pensionable salaries of approximately $2.7 million to a fixed amount of approximately $3.4 million. This rate of annual contribution will remain in place, subject to certain conditions, until April 2007 when it will be reviewed by the plan actuary.
      Expected future benefit payment are as follows:

Expected Benefit
Year	Payments

(in millions)
2006	$8.0
2007	8.3
2008	8.7
2009	9.1
2010	9.5
2011 - 2015	54.3

Total	$97.9

JACUZZI BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 —	Dispositions and Discontinued Operations (Continued)
      SJ’s actuary carried out valuations of the plan under FASB Statement No. 87, Employer’s Accounting for Pensions (“SFAS No. 87”), at September 30, 2005 and at September 30, 2004. The following table, as provided by the actuary, analyzes the movement in the pension plan liability between September 30, 2003, September 30, 2004 and September 30, 2005 and provides a reconciliation of changes in the projected benefit obligation, fair value of plan assets and the funded status of SJ’s defined benefit pension plan with the amounts recognized in SJ’s balance sheets at September 30, 2005 and September 30, 2004:

	At September 30,

	2005	2004

	(in millions)
Change in projected benefit obligation:
Projected benefit obligation at the beginning of the year	$180.4	$154.1
Foreign currency exchange rate changes	(4.5)	12.8
Service cost	1.8	1.5
Interest cost	10.1	9.0
Employee contributions	0.9	0.9
Actuarial loss	32.2	9.5
Benefits paid	(7.4)	(7.4)

Projected benefit obligation at the end of the year	$213.5	$180.4

Change in fair value of plan assets:
Fair value of plan assets at the beginning of the year	$141.3	$124.4
Foreign currency exchange rate changes	(3.5)	10.3
Actual return on plan assets	28.6	10.4
Employer contributions	10.2	2.7
Employee contributions	0.9	0.9
Benefits paid	(7.4)	(7.4)

Fair value of plan assets at the end of the year	$170.1	$141.3

Funded status of plan:
Projected benefit obligation in excess of plan assets	$(43.4)	$(39.1)
Unrecognized net actuarial losses	69.9	59.9

Net amount recognized	$26.5	$20.8

Amounts recognized in the balance sheet consist of:
Accrued benefit cost	$(36.0)	$(33.5)
Accumulated other comprehensive expense	62.5	54.3

Net amount recognized	$26.5	$20.8

      At September 30, 2005 the projected benefit obligation, accumulated benefit obligation, and fair value of assets for SJ’s pension plan were $213.5 million, $206.2 million, and $170.1 million, respectively. At September 30, 2004 the projected benefit obligation, accumulated benefit obligation, and fair value of assets for SJ’s pension plan were $180.4 million, $174.8 million and $141.3 million, respectively.
      In 2005, SJ recorded an additional minimum pension liability in accordance with the requirements of SFAS No. 87 which totaled $8.2 million. We included our share, or $4.5 million ($2.8 million, net of

JACUZZI BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 —	Dispositions and Discontinued Operations (Continued)
taxes) of this adjustment in our accumulated other comprehensive loss as a direct charge to shareholders’ equity, net of related tax effect. This increase is principally due to the adoption of a different mortality table in the calculation of the plan’s benefit obligations together with a decrease in the discount rate assumption used at September 30, 2005 compared to that employed at the previous fiscal year end. In 2004, SJ recorded an additional minimum pension liability of $7.6 million.
      The components of net periodic cost are presented below:

	For the Fiscal Years Ended
	September 30,

	2005	2004	2003

	(in millions)
Components of net periodic benefit cost
Defined benefit plans:
Service cost	$1.8	$1.5	$1.4
Interest cost	10.1	9.0	8.0
Expected return on plan assets	(10.6)	(10.9)	(9.9)
Recognition of actuarial loss	2.7	1.7	0.8

Net periodic cost	$4.0	$1.3	$0.3

      Our share of SJ’s pension benefit costs is included in loss from discontinued operations. The table above sets forth the historical components of net periodic pension cost for the employees associated with SJ and is not necessarily indicative of the amounts to be recognized by SJ on a prospective basis. SJ’s net periodic pension cost for the year ended September 30, 2006 is estimated to be $8.2 million.
      The assumptions used to determine the net periodic pension cost for the defined benefit plan are presented below:

	For the Fiscal Years Ended
	September 30,

	2005	2004	2003

Weighted average assumptions
Discount rate	5.00%	5.50%	5.50%
Rate of compensation increase	2.90%	2.80%	2.50%
Expected return on assets	6.50%	7.00%	7.50%
      SJ’s expected return on assets assumption is set in the light of an actuarial analysis of the long term return expectations for the assets held by the plan. The start point for the derivation of the rate is the return on U.K. government stocks with maturity dates matching the maturation of the plan’s liabilities. Asset allocations are also taken into consideration in determining the rate. The expected return on assets assumed to determine the fiscal 2006 expense is 6.5% a year, while 7% was used to determine the 2005 expense.
      The trustees aim to invest the assets of the plan prudently to ensure that the benefits promised to members are provided. In setting the investment strategy, the trustees first considered the lowest risk asset allocation that they could adopt in relation to the plan’s liabilities (100% U.K. Government Bonds). The asset allocation strategy they have selected is designed to achieve a higher return than the lowest risk strategy while maintaining a prudent approach to meeting the plan’s liabilities.

JACUZZI BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 —	Dispositions and Discontinued Operations (Continued)
      The allocation of Plan investments to the various asset categories at September 30, 2005 and September 30, 2004 was as follows:

		% of Assets at
		September 30,
	Target %
	Allocation	2005	2004

Asset category:
Equities	50%	51%	48%
Bonds	50%	43%	49%
Cash	0%	6%	3%

Total	100%	100%	100%

      The target shown above is a short-term allocation.

Sale of Rexair
      On June 30, 2005, we completed the sale of Rexair to Rhone. We received net cash of $149.2 million and an approximate 30% equity interest in Rexair’s new parent company. We recorded a gain of $24.7 million and debt retirement costs of $3.2 million associated with this transaction and the paydown of our term loan with the proceeds from the sale. The 30% equity interest, which was initially computed based on EITF 01-02, is carried at $5.0 million at September 30, 2005. As a result of applying EITF No. 01-02, there is a difference between the carrying value and the underlying equity in the investment. This investment is accounted for under the equity method in accordance with APB No. 18. Our share of Rexair’s net earnings after the date of sale is recorded in other expense, net. As of July 1, 2005, Rexair’s results are no longer reported in operating income as a separate business segment.

Note 4 —	Impairment, Restructuring and Other Charges
      The principal components of impairment, restructuring and other charges are:

	For the Fiscal Years
	Ended September 30,

	2005	2004	2003

	(in millions)
Impairment of other assets	$—	$—	$3.1
Lease obligations and other commitments	0.4	(0.6)	(1.9)
Severance and related costs	9.0	3.5	8.4

	$9.4	$2.9	$9.6

Cash charges	$8.1	$2.9	$6.2
Non-cash charges	1.3	—	3.4

	$9.4	$2.9	$9.6

JACUZZI BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 —	Impairment, Restructuring and Other Charges (Continued)
      Below is a summary of the impairment, restructuring and other charges we incurred in 2005, 2004 and 2003. Charges are recorded when a liability is incurred in accordance with FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”), FASB Statement No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS No. 144 or other applicable guidance.

	For the Fiscal Years Ended
	September 30,

	2005	2004	2003

	(in millions)
Bath Products:
Closure of Plant City, FL facility	$—	$—	$3.9
Consolidation of administrative functions	4.5	3.5	0.4

Sub-total Bath Products	4.5	3.5	4.3

Corporate Expenses:
Adjustment of estimated lease obligation	—	(0.6)	(3.2)
Corporate headquarters restructuring	4.9	—	8.5

Sub-total Corporate Expenses	4.9	(0.6)	5.3

	$9.4	$2.9	$9.6

      In 2005, we reorganized and restructured the senior management of the Bath Products segment and corporate offices, reduced staff in the U.K. and domestic bath business, and implemented other overhead reductions. In 2003, we adopted a plan to consolidate and relocate a number of administrative functions into a shared services operations center in Dallas, TX in an effort to reduce costs in our domestic bath and spa businesses. We incurred severance charges of $3.5 million in 2004 and $0.4 million in 2003 related to 113 employees that were terminated in conjunction with these initiatives.
      The shared service center occupies a portion of the unused office space in Dallas, TX that had remained vacant since our closing of the Zurn Industries, Inc. (“Zurn”) corporate office. Favorable adjustments of $0.6 million and $3.2 million were recorded in 2004 and 2003, respectively, to reduce the associated accrual for lease costs that had originally been established in 2000.
      In 2003, management approved a plan to close our Plant City, FL spa manufacturing plant, which was closed in November 2003. During 2003, we recorded a $3.9 million charge associated with the closure of this facility. As a result of our decision to close the plant, we performed a recoverability test of the long-lived assets and determined that an impairment charge of $3.1 million was required to reduce the carrying value of the property, plant and equipment to their estimated fair value. The estimated fair value of the plant was determined based on the value of comparable plants in the area plus the book value of the equipment that was transferred to our Chino facility.
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

JACUZZI BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 —	Impairment, Restructuring and Other Charges (Continued)
      The activity in the restructuring liability accounts by cost category is as follows:

	Lease and
	Contract	Severance
	Related	and Related	Total
	Costs	Costs	Costs

	(in millions)
At September 30, 2003	$5.2	$5.1	$10.3
2004 (credits) charges	(0.6)	3.5	2.9
Cash payments	(1.5)	(6.1)	(7.6)

At September 30, 2004	3.1	2.5	5.6
2005 charges	0.4	9.0	9.4
Cash payments	(1.8)	(9.4)	(11.2)

At September 30, 2005	$1.7	$2.1	$3.8

      At September 30, 2005, approximately $2.7 million of the reserves are included in the balance sheet caption “Accrued expenses and other current liabilities,” while the remaining $1.1 million are recorded in the balance sheet caption “Other liabilities.” We expect the remaining accruals to be paid with cash over the periods provided by the severance and lease agreements over the next three years.

Note 5 —	Long-term Debt
      Long-term debt consists of the following:

	At September 30,

	2005	2004

	(in millions)
Senior Notes	$380.0	$380.0
Bank Facilities:
Asset-based credit facility	—	2.5
Term loan	—	61.8
Other long-term debt	5.0	6.4

	385.0	450.7
Less: current maturities	(1.5)	(3.9)

	$383.5	$446.8

      On July 15, 2003, we completed a comprehensive re-financing of our corporate debt by closing on the issuance of $380.0 million in aggregate principal amount of 9.625% senior secured notes (the “Senior Notes”), as well as a five-year $200.0 million asset-based revolving credit facility and a five-year $65.0 million term loan. The net proceeds from the Senior Notes, together with the initial borrowings under the bank facilities, were used to repay the debt and redeem senior notes that were outstanding at that time.
      The Senior Notes, which were previously registered with the Securities and Exchange Commission under the Securities Act, were de-registered on March 2, 2005. The Senior Notes are due on July 1, 2010 and require the payment of interest of $18.3 million on January 1 and July 1 of each year.
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
      The term loan, which was scheduled to mature July 15, 2009, was retired with the proceeds from the sale of Rexair. We paid a prepayment penalty of $1.0 million and expensed $2.2 million of deferred loan costs in connection with the termination of the term loan. The term loan bore interest at LIBOR plus 5.0%. The weighted-average interest rate associated with the term loan was 7.35% for fiscal 2005 and 8.88% for 2004.
      Under the five-year asset-based revolving credit facility, we can borrow up to $200.0 million subject to a borrowing base consisting of eligible accounts receivable and eligible inventory. The interest rate under the facility is currently 2.25% over LIBOR or 0.25% over Prime. This rate will reset each quarter based on our Consolidated Leverage Ratio as defined in the agreement, and could range from 2.0% to 2.5% over LIBOR (“Applicable LIBOR Margin”). The weighted-average interest rate was 5.22% for 2005 and 3.98% for 2004.
      The asset-based credit facility contains a subjective acceleration clause and a requirement to maintain a lockbox. As required by EITF Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include both a Subjective Acceleration Clause and a Lockbox Arrangement, the entire balance of the asset-based facility at September 30, 2004 is included in current maturities of long-term debt. There were no outstanding balances under the asset-based facility at September 30, 2005.
      Certain of our existing and future domestic restricted subsidiaries guarantee the Senior Notes, jointly and severally, on a senior basis. The Senior Notes are secured by an eligible first lien on domestic property, plant and equipment, and a second lien on the assets that secure the bank facilities. The asset-based credit facility is secured by a first lien on accounts receivable, inventory, the stock of our domestic subsidiaries and 65% of the stock of our first-tier foreign subsidiaries. In addition, the asset-based credit facility has a second lien on the property, plant and equipment securing the Senior Notes.
      We paid $45.3 million, $45.1 million and $56.7 million of interest on our borrowings in 2005, 2004 and 2003, respectively.
      Principal reductions of senior debt and other borrowings for the next five years ended September 30 and thereafter are as follows (in millions):

2006	$1.5
2007	1.7
2008	1.8
2009	—
2010	380.0

$385.0

Commitments
      At September 30, 2005, we had approximately $121.9 million available to be borrowed under the asset-based facility, of which we had utilized approximately $41.5 million for letters of credit, leaving

JACUZZI BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 —	Long-term Debt (Continued)
$80.4 million available for additional borrowings. In addition, we have outstanding foreign commercial letters of credit of $2.1 million which do not affect availability under the asset-based facility.
      The availability under our asset-based credit facility must be reduced by the amount that our cash balance falls below the $42.0 million excess proceeds we received from the sale of Rexair. We are required to either reinvest the excess proceeds in our business or offer to redeem the Senior Notes at par within one year of the date of sale. Our cash balance exceeded $42.0 million at September 30, 2005, thus the availability under the asset-based credit facility was not impacted by this bank facility requirement.
      We are in active negotiation with a state regarding past due taxes on property. We have accrued $2.5 million (including $0.5 million of interest) for the eventual settlement of this liability and believe that it is reasonably possible that the settlement could eventually total an additional $1.5 million.
Note 6 — Pension and Retirement Plans
      We sponsor a number of domestic and foreign defined contribution plans. Contributions relating to defined contribution plans are made based upon the respective plans’ provisions.

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
      We also provide health care and life insurance benefits to certain groups of retirees with most retirees contributing back to us a portion of our costs. These other post-employment benefit plans are presented as “Other Plans” in the tables that follow. We use a September 30 measurement date for the plans.
      The following table provides a reconciliation of changes in the projected benefit obligation, fair value of plan assets and the funded status of our defined benefit pension and other post-employment benefit plans to the amounts recorded in our balance sheets:

	Pension Plans		Other Plans
	at September 30,		at September 30,

	2005	2004	2005	2004

	(in millions)
Benefit obligation at beginning of year	$338.4	$306.9	$16.7	$16.8
Service cost	6.5	6.7	0.3	0.2
Interest cost	18.8	18.1	0.9	1.0
Plan amendments	1.2	14.8	—	—
Actuarial losses	30.5	11.4	1.2	1.2
Benefits paid	(19.8)	(19.2)	(1.9)	(2.5)
Curtailments	(3.5)	(0.3)	—	—

Benefit obligation at end of year	$372.1	$338.4	$17.2	$16.7

JACUZZI BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 6 — Pension and Retirement Plans (Continued)

	Pension Plans		Other Plans
	at September 30,		at September 30,

	2005	2004	2005	2004

	(in millions)
Fair value of plan assets at beginning of year	$369.8	$342.5	$—	$—
Actual return on plan assets	56.4	42.9	—	—
Contributions	0.8	3.6	1.9	2.5
Benefits paid	(19.8)	(19.2)	(1.9)	(2.5)

Fair value of plan assets at end of year	$407.2	$369.8	$—	$—

Plan assets in excess of (less than) projected benefit obligation	$35.1	$31.4	$(17.2)	$(16.7)
Unrecognized net actuarial losses (gains)	85.7	89.2	1.5	(5.4)
Unrecognized prior service cost (income)	11.7	16.3	(4.3)	—

Net amount recognized	$132.5	$136.9	$(20.0)	$(22.1)

Prepaid benefits	$145.4	$148.7	$—	$—
Accrued benefits	(22.2)	(18.4)	(20.0)	(22.1)
Intangible assets	2.4	1.6	—	—
Accumulated other comprehensive expense	6.9	5.0	—	—

Net amount recognized	$132.5	$136.9	$(20.0)	$(22.1)

      Certain portions of the pension were amended in 2004 as a result of union negotiations. For both years presented, the fair value of the pension plan’s assets exceeded its accumulated benefit obligation and projected benefit obligation.

JACUZZI BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 6 — Pension and Retirement Plans (Continued)
      The components of net periodic (income) expense for our domestic defined benefit pension and other plans are presented below:

	Pension Plans			Other Plans
	for the Fiscal Years Ended			for the Fiscal Years Ended
	September 30,			September 30,

	2005	2004	2003	2005	2004	2003

	(in millions)
Service cost	$6.5	$6.7	$6.7	$0.3	$0.2	$0.3
Interest cost	18.8	18.2	17.6	0.9	1.0	1.3
Expected return on plan assets	(31.5)	(31.8)	(32.3)	—	—	—
Prior service cost	1.5	0.9	0.6	(1.0)	(1.0)	(0.1)
Net actuarial loss (gain)	5.1	1.9	0.1	—	(0.1)	(0.3)
Curtailments/settlements	4.8	2.5	2.9	(0.4)	—	—

Periodic (income) expense of defined benefit plans	5.2	(1.6)	(4.4)	(0.2)	0.1	1.2
Net reclassification adjustment for discontinued operations	(4.5)	(3.9)	(4.1)	—	—	—

Net periodic (income) expense:
Defined benefit plans	0.7	(5.5)	(8.5)	(0.2)	0.1	1.2
Defined contribution plans	1.3	1.4	1.1	—	—	—

	$2.0	$(4.1)	$(7.4)	$(0.2)	$0.1	$1.2

Assumptions
      The weighted-average assumptions used to determine the benefit obligation for our domestic defined benefit pension and other plans are as follows:

	Pension Plans			Other Plans
	at September 30,			at September 30,

	2005	2004	2003	2005	2004	2003

Discount rate	5.35%	5.75%	6.00%	5.35%	5.75%	6.00%
Rate of compensation increases	3.25%	3.25%	3.25%	—	—	—
      The weighted-average assumptions used to determine the net periodic pension expense (income) for our domestic defined benefit pension and other plans are as follows:

	Pension Plans			Other Plans
	for the Fiscal Years			for the Fiscal Years
	Ended September 30,			Ended September 30,

	2005	2004	2003	2005	2004	2003

Discount rate	5.75%	6.00%	6.75%	5.75%	6.00%	6.00%
Rate of compensation increases	3.25%	3.25%	3.25%	—	—	—
Expected rate of return on assets	8.75%	8.75%	8.75%	—	—	—
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
      The weighted-average annual assumed rate of increase in the per capita cost of covered benefits (i.e., the health care cost trend rate) for the other post-employment benefit plans was 9.5% for 2005 and 10.0% for 2004. The rate used as of September 30, 2005 was 9.5% and is assumed to decrease 0.5% a year to 5.0%. A one-percentage-point change in the assumed health care cost trend rate would have had the following effects as of and for the year ended September 30, 2005 (in millions):

Increase (Decrease)
Costs/Obligations

Effect of a 1% increase in the health care cost trend rate on:
Service cost plus interest cost	$0.2
Accumulated post-employment benefit obligation	1.9
Effect of a 1% decrease in the health care cost trend rate on:
Service cost plus interest cost	$(0.1)
Accumulated post-employment benefit obligation	(1.6)

Plan Assets
      Our domestic defined benefit pension plan’s weighted-average asset allocations by asset category are as follows:

	At September 30,

	2005	2004

	(in millions)
Equity securities	$279.5	$246.6
Debt securities	98.8	99.6
Other	28.9	23.6

	$407.2	$369.8

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
      The assets for our domestic plan are included in a master trust which principally invests in listed stocks and bonds, including the common stock of our company. At September 30, 2005 and 2004, 1,333,100 shares of our common stock representing $10.7 million and $12.4 million of the master trust’s assets as of September 30, 2005 and September 30, 2004, respectively, were included in plan assets.

JACUZZI BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 6 — Pension and Retirement Plans (Continued)

Expected Contributions and Benefit Payments
      We do not expect to make any contributions to our domestic defined benefit pension plan in 2006. Based on our assumptions discussed above, we expect to make the following estimated future benefit payments under the plans as follows:

	Pension	Other
	Plans	Plans

	(in millions)
2006	$17.9	$1.0
2007	18.6	1.1
2008	19.2	1.1
2009	19.9	1.1
2010	20.5	1.2
2011 – 2015	138.1	6.2

	$234.2	$11.7

      The tables above and on the previous pages set forth the historical components of net periodic pension cost and a reconciliation of the funded status of the pension and other plans for our domestic employees. This information, however, is not necessarily indicative of the amounts we will recognize on a prospective basis.
      We recorded an additional minimum pension liability in accordance with SFAS No. 87, totaling $1.9 million ($1.2 million net of taxes) in 2005 and $3.0 million ($1.9 million net of taxes) in 2004 upon completion of our annual pension valuation for our domestic plans. The adjustment to the minimum pension liability was included in accumulated other comprehensive loss as a direct charge to shareholders’ equity, net of related tax effect.

Foreign Benefit Arrangements
      Our foreign defined benefit pension plans cover certain employees in our U.K. and Canadian operations. The following table provides a reconciliation of changes in the projected benefit obligation, the fair value of plan assets and the funded status of our foreign defined benefit pension plans with the amounts recognized on our balance sheets:

	At September 30,

	2005	2004

	(in millions)
Benefit obligation at beginning of year	$69.2	$51.4
Service cost	1.3	1.1
Interest cost	4.1	3.1
Employee contributions	0.9	0.8
Foreign currency exchange rate changes	(1.8)	4.4
Actuarial losses	10.4	9.6
Benefits paid	(2.2)	(1.2)

Benefit obligation at end of year	$81.9	$69.2

JACUZZI BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 6 — Pension and Retirement Plans (Continued)

	At September 30,

	2005	2004

	(in millions)
Fair value of plan assets at beginning of year	$43.5	$35.5
Actual return on plan assets	10.6	3.4
Foreign currency exchange rate changes	(1.2)	3.0
Employer contributions	2.1	2.1
Employee contributions	0.9	0.8
Benefits paid	(2.2)	(1.3)

Fair value of plan assets at end of year	$53.7	$43.5

Plan assets less than projected benefit obligation	$(28.2)	$(25.7)
Unrecognized net actuarial losses	38.3	36.2

	$10.1	$10.5

Accrued benefits	$(21.5)	$(21.2)
Accumulated other comprehensive expense	31.6	31.7

	$10.1	$10.5

      The components of net periodic expense for our foreign defined benefit pension plans are presented below:

	For the Fiscal Years Ended
	September 30,

	2005	2004	2003

	(in millions)
Service cost	$1.3	$1.1	$1.1
Interest cost	4.1	3.2	2.5
Expected return on plan assets	(4.2)	(3.8)	(3.4)
Net actuarial loss	1.0	0.4	—

Defined benefit plans	2.2	0.9	0.2
Defined contribution plans	0.3	0.3	0.3

	$2.5	$1.2	$0.5

Assumptions
      The weighted-average assumptions used to determine the benefit obligation for our foreign defined benefit plans are as follow:

	At September 30,

	2005	2004	2003

Discount rate	5.25%	5.75%	5.75%
Rate of compensation increases	3.00%	3.25%	3.25%

JACUZZI BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 6 — Pension and Retirement Plans (Continued)
      The weighted-average assumptions used to determine the net periodic pension expense for our foreign defined benefit pension plans are as follow:

	For the Fiscal Years
	Ended September 30,

	2005	2004	2003

Discount rate	5.25%	5.75%	5.75%
Rate of compensation increases	3.00%	3.00%	3.25%
Expected rate of return on assets	7.75%	8.00%	7.50%
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

Plan Assets
      Our foreign defined benefit pension plans’ weighted-average asset allocations by asset category are as follows:

	At September 30,

	2005	2004

Equity securities	$42.4	$34.4
Debt securities	10.8	8.7
Other	0.5	0.4

	$53.7	$43.5

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

Expected Contributions and Benefit Payments
      We expect to contribute $3.9 million to our foreign defined benefit pension plans in 2006. Based on our assumptions discussed above, we expect to make the following estimated future benefit payments under the plan as follows (in millions):

2006	$0.9
2007	0.9
2008	0.9
2009	1.0
2010	1.0
2010 – 2015	5.6

$10.3

      We recorded a reduction of our minimum pension liability for our foreign plans in accordance with SFAS No. 87, totaling $0.1 million ($0.4 million of additional minimum pension liability net of taxes and

JACUZZI BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 6 — Pension and Retirement Plans (Continued)
foreign translation) in 2005 and an additional minimum pension liability of $10.7 million ($7.3 million net of taxes and foreign currency translation) in 2004 upon completion of our annual pension valuations. The adjustment to the minimum pension liability was included in accumulated other comprehensive loss as a direct charge to shareholders’ equity, net of related tax effect.

Note 7 —	Income Taxes
      Earnings from continuing operations, before income taxes, consists of the following:

	For the Fiscal Years Ended
	September 30,

	2005	2004	2003

	(in millions)
United States	$47.0	$49.0	$0.3
Foreign	21.0	29.2	13.7

	$68.0	$78.2	$14.0

      The provision for (benefit from) income taxes attributable to our earnings (loss) from continuing operations before income taxes consists of the following:

	For the Fiscal Years Ended
	September 30,

	2005	2004	2003

	(in millions)
Current:
Federal	$(7.1)	$10.8	$(7.7)
State	2.5	1.6	1.7
Foreign	9.9	15.4	7.3
Deferred	4.7	2.1	(8.7)

	$10.0	$29.9	$(7.4)

JACUZZI BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 —	Income Taxes (Continued)
      The components of deferred income tax assets and liabilities are as follows:

	At September 30,

	2005	2004

	(In millions)
Deferred tax assets:
Accruals and allowances	$41.5	$46.7
Post-employment benefits	7.7	8.7
Property, plant and equipment	3.0	—
Inventory	3.0	2.1
Other	1.6	2.8
Foreign tax credits	18.8	18.2
Expected benefit from Disposal Plans & capital loss carryforwards	119.0	86.4

Gross deferred tax assets	194.6	164.9
Valuation allowance	(133.5)	(103.8)

Total deferred tax assets	61.1	61.1

Deferred tax liabilities:
Net pension assets	34.2	39.1
Property, plant and equipment	—	1.2
Deductible goodwill	4.6	3.7
Purchased intangibles	—	22.2
Mark-to-market investments	—	1.4

Total deferred tax liabilities	38.8	67.6

Net deferred tax assets (liabilities)	$22.3	$(6.5)

      We have established a valuation allowance principally related to deferred tax assets resulting from the losses recognized in connection with disposals announced in 2001, foreign losses (ordinary) and U.S. foreign tax credits reflecting the uncertainty of the future realization of these assets. At September 30, 2005 and 2004, we had approximately $200.2 million in capital loss carryforwards in the U.S. for which, tax effected, we established a valuation allowance of $74.0 million in 2004. The valuation allowance remained unchanged in 2005. These capital losses expire in 2007. In connection with our disposal of Rexair, for tax purposes we incurred a capital loss carryforward of $0.5 million for which, tax effected, we have established a valuation reserve of $0.2 million at September 30, 2005. This capital loss will expire in 2010. In connection with the Eljer transaction a deferred tax asset of $22.7 million was created in 2005. A full valuation allowance of $22.7 million was established against the asset since the asset relates to a future capital loss. In addition, we had foreign tax credit carryforwards for which we established full valuation allowances of $18.8 million and $18.2 million at the end of 2005 and 2004, respectively. A substantial portion of these foreign tax credits will expire in 2011 and 2013. As of 2005 we recognized the existence of state loss carryforwards of $361 million. Tax effected, the state losses result in a tax benefit of $13.6 million for which we have established a valuation allowance of $11.5 million. During 2005 and 2004, we recognized the existence of U.K. and Canadian loss carryforwards and, at the same time, established full valuation allowance against them of $6.3 million and $11.6 million, respectively. We had Alternative Minimum Tax credit carryforwards of $1.7 million and $1.4 million at September 30 2005 and 2004, respectively. These credits have no expiration date.

JACUZZI BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 —	Income Taxes (Continued)
      During 2003, the IRS completed its examination of our federal income tax returns for 1995 through 1997. As a result of the audit settlement, a tax benefit of $13.6 million was recorded in 2003. The IRS did not include an interest calculation on the refund of taxes; therefore, interest income of $2.5 million was recorded once it was determined in 2004. In early November 2003, the IRS informed us that it was ready to begin its audit of our returns for 1998 through 2002. The IRS provided their final report for this audit in August 2005. We filed an appeal with the IRS in September 2005 regarding various issues that we could not reach agreement on. We have recorded reserves that are adequate to cover any assessment if our appeals are rejected. A $5.9 million tax benefit was recognized in 2005 as a result of a Federal tax audit of our consolidated tax returns for the fiscal years 1998 through 2002. The benefit resulted from agreed upon computational adjustments. In addition, several states and various other countries have examinations either in the planning stages or currently underway. One of our subsidiaries was also under audit by the IRS for 1997 and 1998, a period prior to our acquisition of that subsidiary. A $2.9 million tax benefit was recognized in 2005 upon the completion of the Federal tax audit of that subsidiary.
      The number of years with open tax audits varies depending on the tax jurisdiction. A number of years may elapse before a particular matter is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe that our financial statements reflect the probable outcome of known tax contingencies.
      During 2004, a law was passed in Italy eliminating certain refunds of previously paid tax that would have been available when our Italian subsidiary declared a dividend. Under FASB Statement No. 109, Accounting for Income Taxes (“SFAS No. 109”), a $2.6 million dollar charge with an anticipated corresponding foreign tax credit was included in our tax provision in 2004.
      The deferred tax balances have been classified in the balance sheets as follows:

	At September 30,

	2005	2004

	(In millions)
Current assets	$27.9	$27.8
Current liabilities	—	—

Net current assets	27.9	27.8

Non-current assets	33.2	32.1
Non-current liabilities	(38.8)	(66.4)

Net non-current liabilities	(5.6)	(34.3)

Net deferred tax assets (liabilities)	$22.3	$(6.5)

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
      The following is a reconciliation of income taxes at the federal statutory rate of 35% to the provision for (benefit from) income taxes attributable to continuing operations:

	For the Fiscal Years Ended
	September 30,

	2005	2004	2003

	(in millions)
Federal tax provision computed at the statutory rate	$23.8	$27.4	$4.9
Foreign income tax differential	2.3	0.5	1.4
State income taxes (net of Federal benefit)	2.1	1.7	1.4
Rexair Disposition	(8.6)	—	—
Resolution of tax contingencies	(8.8)	—	(13.6)
Other non-deductible items	0.2	0.4	—
Valuation allowance	(0.6)	0.6	(1.7)
Other, net	(0.4)	(0.7)	0.2

	$10.0	$29.9	$(7.4)

      Income taxes paid during 2005, 2004 and 2003 were $13.9 million, $16.9 million and $18.0 million, respectively.

Note 8 —	Employee Benefit Plans

Incentive Stock Plans
      We maintain stock incentive plans (the “Stock Plans”) that provide for the grants of stock options and restricted stock awards to our directors, officers and key employees. As of September 30, 2005, there were 2,392,802 shares of common stock reserved for issuance to directors, officers and key employees under our Stock Plans. Under these Stock Plans, stock options must be granted at an option price equal to the market value of the stock on the date of the grant. Options granted under this plan become exercisable over four years in equal annual installments after the date of grant, provided that the individual is continuously employed by our company. All options granted expire ten years from the date of grant. We had authorization under the Stock Plan to grant 3,240,255 additional stock awards at September 30, 2005.
      At September 30, 2005 and 2004, respectively, we had 1,012,204 and 776,989 restricted shares of our common stock (“restricted stock awards”) outstanding. In 2005, we granted 726,053 restricted stock awards to our employees. On March 17, 2004, in connection with an option exchange offer, we accepted for cancellation options to purchase 1,903,337 shares of our common stock, and granted 435,730 restricted stock awards in exchange. Participants tendered 100% of the options eligible to be exchanged. Later in 2004, an additional 215,000 restricted stock awards were granted to employees.
      Restricted stock awards granted in the last year either vest in quarterly increments over four years or 100% at the end of three years. Restricted stock awards issued in prior years either vest in equal annual increments over four years or vest over seven years (either in thirds — on the third year, fifth year and seventh year — or solely at the end of the seventh year). Although subject to certain restrictions and forfeiture provisions, restricted stock awards are considered to be issued and outstanding common stock. The restricted stock award’s intrinsic value, which is determined on the date of the grant, is amortized over the vesting period in tranches consistent with our accounting policy of recognizing expense for awards with graded vesting under the expense attribution method described in FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. Unamortized

JACUZZI BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 —	Employee Benefit Plans (Continued)
compensation expense associated with the restricted stock awards is included in our balance sheets as a separate component of stockholders’ equity. During 2005, 2004 and 2003, we recognized $3.7 million, $2.0 million and $0.6 million, respectively, of compensation expense associated with our restricted stock awards.
      In accordance with EITF No. 00-23, Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees, and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, employee stock options issued within six months of the option exchange are considered replacement awards and are subject to variable accounting until the award is exercised, forfeited or canceled. As of September 30, 2005, there are 70,875 employee stock options being accounted for under these provisions. During 2005 and 2004, less than $0.1 million of expense was recognized under these variable accounting provisions.

Retirement Savings Plans
      We have one 401(k) retirement savings plan that allow eligible employees to contribute up to 60% of their salaries, commissions and bonuses, up to $14,000 annually, to the plan on a pretax basis in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Matching contributions of common stock or cash that are made into the plan are equivalent to 50% of the first 6% of an employee’s contributions. During 2005, 2004 and 2003, $1.3 million, $1.4 million and $1.1 million, respectively, was recognized as compensation expense under these programs.

Accounting for Stock-based Compensation
      We apply APB No. 25 and related Interpretations in accounting for our stock-based compensation plans. Thus, we use the intrinsic value method to determine the compensation cost for our stock-based awards. A summary of the status of and changes in our stock option plans for the last three years is presented below:

	2005		2004		2003

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of year	2,640,559	$6.35	5,190,202	$9.97	5,202,796	$11.88
Granted	134,524	9.45	298,750	9.42	849,250	3.39
Exercised	(347,225)	4.21	(277,875)	3.20	(875)	3.82
Canceled/ expired	(1,161,826)	8.42	(2,570,518)	13.93	(860,969)	13.96

Outstanding at end of year	1,266,032	5.37	2,640,559	6.35	5,190,202	9.97

Exercisable at end of year	753,657	5.25	1,632,434	7.42	3,743,793	11.87

JACUZZI BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 —	Employee Benefit Plans (Continued)
      The following table summarizes the status of the stock options outstanding and exercisable at September 30, 2005:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Contractual	Exercise	Number of	Exercise
Range of Exercise Prices	Options	Life (in years)	Price	Options	Price

$2.20 to $5.49	707,250	6.2	$3.37	446,500	$3.39
$5.50 to $7.99	211,500	8.1	6.53	73,375	6.44
$8.00 to $9.99	344,750	5.8	8.66	231,250	8.30
$10.00 to $20.50	2,532	1.2	20.50	2,532	20.50

	1,266,032	6.4	5.37	753,657	5.25

      Had compensation cost for awards under our stock-based compensation plans been determined using the fair value method prescribed by SFAS No. 123, our net income (loss) and income (loss) per share would have been reduced to the pro forma amounts presented in Note 2. The pro forma information was determined using the Black-Scholes option-pricing model based on the following assumptions:

–	expected volatility rates of 63% for 2005 and 66% for both 2004 and 2003;

–	risk-free interest rates of 3.41% for 2005, 2.97% for 2004 and 2.66 % for 2003;

–	expected option lives of 4 years for all three years; and

–	expected dividend yield of 0% for all three years.
      The weighted average fair values of options granted during 2005, 2004 and 2003 were $4.63, $5.73 and $4.03 per option, respectively.

Note 9 —	Capital Stock

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
Management, Inc. and its managed funds to purchase up to 24.0% of the outstanding voting securities without causing the Rights to separate and become exercisable, and we have entered into a standstill agreement with Southeastern Asset Management containing limitations and restrictions on the voting and transfer of shares of common stock acquired in excess of 15%.

Note 10 —	Commitments and Contingencies

Operating Leases
      The table below shows our future minimum lease payments due under non-cancelable leases as of September 30, 2005. Certain of these leases contain stated escalation clauses while others contain renewal options. These minimum lease payments (presented in millions) have not been reduced by minimum sublease rental income of $2.0 million; however, they include facility leases that were accrued as restructuring costs (see Note 4).

2006	$8.8
2007	8.1
2008	5.8
2009	3.8
2010	3.2
Thereafter	11.6

$41.3

      Rent expense, including equipment rental, was approximately $15.4 million, $15.6 million and $15.1 million in 2005, 2004 and 2003, respectively.

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
      As of September 30, 2005, we had accrued approximately $7.7 million ($0.9 million accrued as current liabilities and $6.8 million as non-current liabilities), including $1.0 million for discontinued operations, for environmental liabilities. These amounts are net of $13.8 million held in escrow and have not been discounted. We accrue an amount for each case when the likelihood of an unfavorable outcome is probable and the amount of loss associated with such unfavorable outcome is reasonably estimable. We believe that the range of liability for these matters could reach $16.2 million if it included cases where the likelihood of an unfavorable outcome is only reasonably possible. We cannot predict whether future developments in laws and regulations concerning environmental protection or unanticipated enforcement actions will require material capital expenditures or otherwise affect our financial condition, results of operations or cash flows in a materially adverse manner, or whether our businesses will be successful in meeting future demands of regulatory agencies in a manner which will not have a material adverse effect on our financial condition, results of operations or cash flows.

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
      In April 2005, we reached an agreement to recover $3.5 million of warranty costs from the previous owners of the Sundance Spas business. The excess recovery of $2.2 million reduced our warranty expense for 2005.
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
      New claims filed against Zurn were lower year-over-year. During 2005, approximately 10,400 new asbestos claims were filed against Zurn versus 25,000 in 2004. As of October 1, 2005, the number of asbestos claims pending against Zurn was approximately 69,900 compared to 75,500 as of October 2, 2004. The pending claims against Zurn as of October 1, 2005 were included in approximately 7,900 lawsuits, in

JACUZZI BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 —	Commitments and Contingencies (Continued)
which Zurn and an average of 100 other companies are named as defendants, and which cumulatively allege damages of approximately $16.8 billion against all defendants. The claims are handled pursuant to a defense strategy funded by Zurn’s insurers. Defense costs currently do not erode the coverage amounts in the insurance policies, although a few policies that will be accessed in the future may count defense costs toward aggregate limits.
      During 2005 and as of the end of such period, approximately 17,000 claims were paid and/or pending payment and approximately 13,600 claims were dismissed and/or pending dismissal. During 2004 and as of the end of such period, approximately 26,000 claims were paid and/or pending payment and approximately 4,900 claims were dismissed and/or pending dismissal. Since Zurn received its first asbestos claim in the 1980s, Zurn has paid or dismissed or agreed to settle or dismiss approximately 115,900 asbestos claims including dismissals or agreements to dismiss of approximately 23,900 of such claims through the end of 2005 compared to 100,600 and 10,600 claims, respectively, through the end of 2004.
      Zurn used an independent economic consulting firm with substantial experience in asbestos liability valuations to assist in the estimation of Zurn’s potential asbestos liability. At September 30, 2005, that firm estimated that Zurn’s potential liability for asbestos claims pending against it and for claims estimated to be filed through 2015 is approximately $153 million, of which Zurn expects to pay approximately $114 million through 2015 on such claims, with the balance of the estimated liability being paid in subsequent years. As discussed below in more detail, Zurn expects all such payments to be paid by its carriers.
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
      Zurn’s current estimate of its asbestos liability of $153 million for claims filed through 2015 assumes that (i) its continuous vigorous defense strategy will remain effective; (ii) new asbestos claims filed annually against it will decline modestly through 2015; (iii) the values by disease will remain consistent with past experience; and (iv) its insurers will continue to pay defense costs without eroding the coverage amounts of its insurance policies. While Zurn believes there is evidence, in its claims settlements experience, for such an impact of a successful defense strategy, if the defense strategy ultimately is not successful to the extent assumed by Zurn, the severity and frequency of asbestos claims could increase substantially above Zurn’s estimates. Further, while Zurn’s current asbestos liability is based on an estimate of claims through 2015, such liability may continue beyond 2015, and such liability could be substantial.
      Zurn estimates that its available insurance to cover its potential asbestos liability as of October 1, 2005 is approximately $293 million. Zurn estimated that its available insurance to cover its potential asbestos liability as of October 2, 2004 was approximately $302 million. The decrease in the amount of available insurance reflects the payments made during 2005. Zurn believes, based on its experience in defending and dismissing such claims and the coverage available, that it has sufficient insurance to cover the pending and reasonably estimable future claims. This conclusion was reached after considering Zurn’s experience in asbestos litigation, the insurance payments made to date by Zurn’s insurance carriers, existing insurance policies, the industry ratings of the insurers and the advice of insurance coverage counsel with respect to applicable insurance coverage law relating to the terms and conditions of those policies. As

JACUZZI BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 —	Commitments and Contingencies (Continued)
of October 1, 2005 and October 2, 2004, Zurn recorded a receivable from its insurance carriers of $153 million and $171 million, respectively, which corresponds to the amount of Zurn’s potential asbestos liability that is covered by available insurance and is probable of recovery.
      However, there is no assurance that $293 million of insurance coverage will ultimately be available or that Zurn’s asbestos liabilities will not ultimately exceed $153 million. Factors that could cause a decrease in the amount of available coverage include changes in law governing the policies, potential disputes with the carriers on the scope of coverage, and insolvencies of one or more of Zurn’s carriers.
      Principally as a result of the past insolvency of certain of Zurn’s insurance carriers, coverage analysis reveals that certain gaps exist in Zurn’s insurance coverage, but only if and after Zurn uses approximately $223 million of its remaining approximate $293 million of insurance coverage. As noted above, the estimate of Zurn’s potential liability for asbestos claims pending against it and for claims estimated to be filed through 2015 is $153 million with the expected amount to be paid through 2015 being $114 million. In order to use approximately $268 million of the $293 million of its insurance coverage from solvent carriers, Zurn estimates that it would need to satisfy approximately $14 million of asbestos claims, with additional gaps of $80 million layered within the final $25 million of the $293 million of coverage. We will pursue, if necessary, any available recoveries on our approximately $148 million of coverage with insolvent carriers, which includes approximately $83 million of coverage attributable to the gaps discussed above. These estimates are subject to the factors noted above.
      After review of the foregoing with Zurn and its consultants, we believe that the resolution of Zurn’s pending and reasonably estimable asbestos claims will not have a material adverse effect on Zurn’s financial condition, results of operations or cash flows.

Note 11 —	Segment Information
      The results of operations are reported in three business segments, consisting of the Bath Products segment, the Plumbing Products segment and the Rexair segment. Our Bath Products segment manufactures whirlpool baths, spas, showers, sanitary ware, including sinks and toilets, and bathtubs for the construction and remodeling markets. Our Plumbing Products segment manufactures professional grade drainage, water control, commercial brass and PEX piping products for the commercial and institutional construction, renovation and facilities maintenance markets. The Rexair segment, which was sold in 2005, manufactures premium vacuum cleaner systems that are sold in the direct sales retail channel (see Note 1).
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

JACUZZI BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 —	Segment Information (Continued)
      The following is a summary of our financial information by segment, reconciled to our consolidated totals:

	Bath	Plumbing			Consolidated
	Products	Products	Rexair	Corporate	Total

	(in millions)
Net Sales
2005	$780.8	$353.1	$76.1	$—	$1,210.0
2004	788.4	308.0	104.8	—	1,201.2
2003	646.5	276.6	102.1	—	1,025.2
Operating Income (Loss)
2005	$30.1	$75.3	$19.0	$(30.0)	$94.4
2004	57.2	60.7	27.3	(18.0)	127.2
2003	25.3	62.1	26.6	(14.9)	99.1
Capital Expenditures
2005	$18.0	$4.0	$0.4	$0.3	$22.7
2004	17.2	3.5	1.5	0.8	23.0
2003	13.2	1.7	2.9	0.1	17.9
Depreciation and Amortization
2005	$15.6	$5.2	$2.3	$3.2	$26.3
2004	11.8	5.6	3.3	1.7	22.4
2003	9.8	5.8	3.5	0.8	19.9
Restructuring Charges Included in Operating Income (Loss)
2005	$4.5	$—	$—	$4.9	$9.4
2004	3.5	—	—	(0.6)	2.9
2003	4.3	—	—	5.3	9.6
Assets
At September 30, 2005	$480.9	$295.6	$—	$513.0	$1,289.5
At September 30, 2004	527.2	288.3	157.9	407.0	1,380.4
      Aside from the operating income (loss) amounts noted above, our income from continuing operations includes interest income and expense, other income and expense items and income taxes, none of which are included in our measurement of segment operating profit. Corporate includes pension income of $6.1 million, $10.3 million and $13.4 million for 2005, 2004 and 2003, respectively. Corporate assets consist primarily of real property, assets held for sale, escrow deposits, cash and cash equivalents and other investments.
      Our operations are principally located in North America and Europe and to a lesser extent, in other regions of the world. Our country of domicile is the United States. Export sales represented 7%, 9% and 8% of total sales for 2005, 2004 and 2003, respectively. Principal international markets served include Europe, South America, Canada and Asia.

JACUZZI BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 —	Segment Information (Continued)
      The following table presents summarized financial information by geographic area:

	For the Fiscal Years Ended
	September 30,

	2005	2004	2003

	(in millions)
Net Sales
United States	$836.5	$825.2	$716.6
United Kingdom	228.7	240.0	191.0
Other foreign	144.8	136.0	117.6

	$1,210.0	$1,201.2	$1,025.2

Operating Income (loss)(1)
United States	$70.2	$90.5	$66.1
United Kingdom	(2.0)	12.6	11.2
Other foreign	26.2	24.1	21.8

	$94.4	$127.2	$99.1

Long-lived Assets (at period end)
United States	$228.3	$357.6
United Kingdom	92.4	91.9
Other foreign	11.2	10.5

	$331.9	$460.0

(1)	Operating income (loss) for the years ended September 30, 2005, 2004 and 2003 include impairment, restructuring and other charges of $9.4 million, $2.9 million, and $9.6 million, respectively. For 2005, $1.6 million of the restructuring charges relate to our United Kingdom operations, $0.1 million relate to other foreign operations and the remainder relates to operations in the United States. All the restructuring charges included in 2004 and 2003 operating income relate to operations in the United States. Also included in 2003 is an $8.6 million sale of a license for certain technology that had been the subject of patent litigation. Corporate expenses are included in the United States.

JACUZZI BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 —	Quarterly Financial Data (Unaudited)
      Summarized quarterly financial information for the years ended September 30, 2005 and 2004 is as follows (in millions, except per share amounts):

	For the Fiscal 2005 Quarters Ended				For the Fiscal 2004 Quarters Ended

	Dec. 31	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30

	(Restated)				(Restated)			(Restated)
Net sales	$281.5	$301.0	$334.2	$293.3	$266.1	$295.3	$331.3	$308.5
Gross profit	90.7	94.1	110.7	94.1	88.1	95.1	113.7	101.9
Earnings from continuing operations	6.6	8.6	37.9	4.9	6.3	10.1	16.9	15.0
Net earnings (loss)	5.5	7.4	(20.8)	2.3	3.2	6.0	13.8	5.4
Earnings (loss) per basic common share:
Continuing operations	$0.09	$0.11	$0.50	$0.06	$0.08	$0.13	$0.22	$0.20
Net earnings (loss)	0.07	0.10	(0.28)	0.03	0.04	0.08	0.18	0.07
Earnings (loss) per diluted common share:
Continuing operations	$0.09	$0.11	$0.50	$0.06	$0.08	$0.13	$0.22	$0.20
Net earnings (loss)	0.07	0.10	(0.27)	0.03	0.04	0.08	0.18	0.07
      Operating income in 2005 includes restructuring charges of $1.5 million, $0.7 million, $1.4 million and $5.8 million in the first, second, third and fourth quarters, respectively, associated primarily with the reorganization and restructuring of senior management in the Bath Products segment and corporate offices, staffing reductions in the U.K. and domestic bath business and other overhead reductions. Earnings from continuing operations in the third quarter of 2005 include a $25.8 million gain on the sale of Rexair. The net loss in the third quarter of 2005 includes a loss of $56.0 million related to disposals of discontinued operations. The fourth quarter of 2005 includes a $2.5 million (including $0.5 million of interest) provision for the settlement of taxes on property.
      Operating income in 2004 includes restructuring charges of $0.9 million, $0.1 million, $0.5 million and $1.4 million in the first, second, third and fourth quarters, respectively, associated with the consolidation of administrative functions into the shared services center in Dallas, TX. Operating income for the second quarter of 2004 includes a $4.1 million charge for non-performing customer notes incurred as a result of financial difficulties encountered by several of our Brazilian bath product distributors.

Note 13 —	Supplemental Joint Issuer and Guarantor Financial Information
      The following represents the supplemental condensed consolidating financial statements of Jacuzzi Brands, Inc. (“JBI”), which is the issuer of our Senior Notes, the subsidiaries which are guarantors of the Senior Notes and our subsidiaries which are not guarantors of the Senior Notes as of September 30, 2005 and September 30, 2004 and for each of the three years in the period ended September 30, 2005. Certain of our existing and future domestic restricted subsidiaries guarantee the Senior Notes, jointly and severally, on a senior basis. The Senior Notes are secured by a first-priority lien on and security interest in substantially all of our domestic real property, plant and equipment (referred to as Notes Collateral). The Senior Notes are also secured by a second-priority lien on and security interest in the Bank Collateral (see Note 5). Separate condensed consolidated financial statements of each guarantor are not presented, as we have determined that they would not be material to investors.

JACUZZI BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 —	Supplemental Joint Issuer and Guarantor Financial Information (Continued)

	For the Fiscal Year Ended September 30, 2005

		Combined	Combined
		Guarantor	Non-Guarantor
	JBI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(in millions)
Net sales	$—	$863.3	$360.4	$(13.7)	$1,210.0
Operating costs and expenses:
Cost of products sold	—	576.6	257.5	(13.7)	820.4
Selling, general and administrative expenses	24.8	178.7	82.3	—	285.8
Impairment, restructuring and other charges	4.7	3.0	1.7	—	9.4

Operating (loss) income	(29.5)	105.0	18.9	—	94.4
Interest expense	(46.4)	(0.7)	(1.0)	—	(48.1)
Interest income	0.8	1.1	1.1	—	3.0
Intercompany interest (expense) income, net	(19.0)	18.0	1.0	—	—
Equity in earnings (losses) of investees, net	127.4	10.9	—	(138.3)	—
Gain on sale of business	—	24.7	—	—	24.7
Other expense, net	(5.8)	(0.5)	0.3	—	(6.0)
Other intercompany income (expense), net	(10.2)	10.1	0.1	—	—

Earnings (loss) before income taxes and discontinued operations	17.3	168.6	20.4	(138.3)	68.0
Benefit from (provision for) income taxes	40.7	(41.2)	(9.5)	—	(10.0)

Earnings (loss) from continuing operations	58.0	127.4	10.9	(138.3)	58.0
(Loss) earnings from discontinued operations	(63.6)	(63.6)	—	63.6	(63.6)

Net earnings (loss)	$(5.6)	$63.8	$10.9	$(74.7)	$(5.6)

JACUZZI BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 —	Supplemental Joint Issuer and Guarantor Financial Information (Continued)

	For the Fiscal Year Ended September 30, 2004

		Combined	Combined
		Guarantor	Non-Guarantor
	JBI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(in millions)
Net sales	$—	$844.3	$363.9	$(7.0)	$1,201.2
Operating costs and expenses:
Cost of products sold	—	556.3	253.1	(7.0)	802.4
Selling, general and administrative expenses	18.0	174.5	76.2	—	268.7
Impairment, restructuring and other charges	—	2.9	—	—	2.9

Operating (loss) income	(18.0)	110.6	34.6	—	127.2
Interest expense	(48.9)	(0.8)	(0.8)	—	(50.5)
Interest income	2.6	1.6	0.5	—	4.7
Intercompany interest (expense) income, net	(13.9)	14.0	(0.1)	—	—
Equity in earnings (losses) of investees, net	97.7	15.9	—	(113.6)	—
Other expense, net	(0.1)	(1.2)	(1.9)	—	(3.2)
Other intercompany income (expense), net	(0.1)	2.3	(2.2)	—	—

Earnings (loss) before income taxes and discontinued operations	19.3	142.4	30.1	(113.6)	78.2
Benefit from (provision for) income taxes	29.0	(45.3)	(13.6)	—	(29.9)

Earnings (loss) from continuing operations	48.3	97.1	16.5	(113.6)	48.3
(Loss) earnings from discontinued operations	(19.9)	(19.9)	(0.9)	20.8	(19.9)

Net earnings (loss)	$28.4	$77.2	$15.6	$(92.8)	$28.4

JACUZZI BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 —	Supplemental Joint Issuer and Guarantor Financial Information (Continued)

	For the Fiscal Year Ended September 30, 2003

		Combined	Combined
		Guarantor	Non-Guarantor
	JBI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(in millions)
Net sales	$—	$733.5	$296.5	$(4.8)	$1,025.2
Operating costs and expenses:
Cost of products sold	—	481.6	205.9	(4.8)	682.7
Selling, general and administrative expenses	9.0	165.9	58.9	—	233.8
Impairment, restructuring and other charges	8.5	1.1	—	—	9.6

Operating (loss) income	(17.5)	84.9	31.7	—	99.1
Interest expense	(44.3)	(15.3)	(1.0)	—	(60.6)
Interest income	0.6	1.0	0.5	—	2.1
Intercompany interest (expense) income, net	(17.2)	22.9	(5.7)	—	—
Equity in earnings (losses) of investees, net	140.3	8.4	—	(148.7)	—
Minority interest (expense) income	(61.6)	61.6	—	—	—
Other expense, net	(10.0)	(16.7)	0.1	—	(26.6)
Other intercompany income (expense), net	0.3	10.8	(11.1)	—	—

(Loss) earnings before income taxes and discontinued operations	(9.4)	157.6	14.5	(148.7)	14.0
Benefit from (provision for) income taxes	30.8	(17.3)	(6.1)	—	7.4

Earnings (loss) from continuing operations	21.4	140.3	8.4	(148.7)	21.4
Loss (earnings) from discontinued operations	(50.4)	(50.4)	(26.0)	76.4	(50.4)

Net earnings (loss)	$(29.0)	$89.9	$(17.6)	$(72.3)	$(29.0)

JACUZZI BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 —	Supplemental Joint Issuer and Guarantor Financial Information (Continued)

	At September 30, 2005

		Combined	Combined
		Guarantor	Non-Guarantor
	JBI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$84.1	$(7.0)	$33.1	$—	$110.2
Trade receivables, net	—	118.9	81.6	—	200.5
Inventories	—	116.9	48.1	—	165.0
Deferred income taxes	7.9	19.4	0.6	—	27.9
Assets held for sale	—	1.8	67.9	—	69.7
Prepaid expenses and other current assets	4.4	5.9	12.3	—	22.6

Total current assets	96.4	255.9	243.6	—	595.9
Restricted cash collateral accounts	12.4	—	—	—	12.4
Property, plant and equipment, net	1.2	50.5	52.0	—	103.7
Pension assets	146.8	1.0	—	—	147.8
Insurance for asbestos claims	—	153.0	—	—	153.0
Goodwill	—	176.7	51.5	—	228.2
Other intangibles, net	—	—	—	—	—
Other non-current assets	30.6	17.6	0.3	—	48.5
Investment in subsidiaries/Intercompany receivable (payable), net	475.7	985.2	180.7	(1,641.6)	—

Total assets	$763.1	$1,639.9	$528.1	$(1,641.6)	$1,289.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$—	$22.0	$—	$22.0
Current maturities of long-term debt	—	1.5	—	—	1.5
Trade accounts payable	0.3	58.0	47.4	—	105.7
Income taxes payable	19.3	6.0	(0.6)	—	24.7
Liabilities associated with assets held for sale	—	—	66.9	—	66.9
Accrued expenses and other current liabilities	17.9	63.9	32.6	—	114.4

Total current liabilities	37.5	129.4	168.3	—	335.2
Long-term debt	380.0	3.5	—	—	383.5
Deferred income taxes	17.4	(1.2)	(10.6)	—	5.6
Asbestos claims	—	153.0	—	—	153.0
Other liabilities	43.0	55.8	28.2	—	127.0

Total liabilities	477.9	340.5	185.9	—	1,004.3
Stockholders’ equity	285.2	1,299.4	342.2	(1,641.6)	285.2

Total liabilities and stockholders’ equity	$763.1	$1,639.9	$528.1	$(1,641.6)	$1,289.5

JACUZZI BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 —	Supplemental Joint Issuer and Guarantor Financial Information (Continued)

	At September 30, 2004

		Combined	Combined
		Guarantor	Non-Guarantor
	JBI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(in millions)
ASSETS
Current assets:
Cash and cash equivalents	$0.9	$1.0	$37.7	$—	$39.6
Trade receivables, net	—	128.0	92.1	—	220.1
Inventories	—	138.1	42.6	—	180.7
Deferred income taxes	29.3	(2.5)	1.0	—	27.8
Assets held for sale	—	70.2	—	—	70.2
Prepaid expenses and other current assets	3.3	7.1	11.7	—	22.1

Total current assets	33.5	341.9	185.1	—	560.5
Property, plant and equipment, net	1.1	67.6	49.9	—	118.6
Pension assets	150.3	—	—	—	150.3
Insurance for asbestos claims	—	171.0	—	—	171.0
Goodwill	—	229.2	52.5	—	281.7
Other intangibles, net	—	59.7	—	—	59.7
Other non-current assets	26.8	11.6	0.2	—	38.6
Investment in subsidiaries/Intercompany
receivable (payable), net	570.4	823.9	178.1	(1,572.4)	—

Total assets	$782.1	$1,704.9	$465.8	$(1,572.4)	$1,380.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$—	$21.1	$—	$21.1
Current maturities of long-term debt	2.5	1.4	—	—	3.9
Trade accounts payable	0.4	58.4	54.5	—	113.3
Income taxes payable	0.3	19.1	(1.2)	—	18.2
Liabilities associated with assets held for sale	—	43.1	—	—	43.1
Accrued expenses and other current liabilities	22.9	65.0	32.3	—	120.2

Total current liabilities	26.1	187.0	106.7	—	319.8
Long-term debt	441.8	5.0	—	—	446.8
Deferred income taxes	(11.5)	46.3	(0.5)	—	34.3
Asbestos claims	—	171.0	—	—	171.0
Other liabilities	37.2	54.8	28.0	—	120.0

Total liabilities	493.6	464.1	134.2	—	1,091.9
Stockholders’ equity	288.5	1,240.8	331.6	(1,572.4)	288.5

Total liabilities and stockholders’ equity	$782.1	$1,704.9	$465.8	$(1,572.4)	$1,380.4

JACUZZI BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 —	Supplemental Joint Issuer and Guarantor Financial Information (Continued)

	For the Fiscal Year Ended September 30, 2005

		Combined	Combined
		Guarantor	Non-Guarantor
	JBI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(in millions)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$(69.6)	$71.4	$19.2	$—	$21.0
INVESTING ACTIVITIES:
Proceeds from sale of businesses	—	140.7	—	—	140.7
Proceeds from sale of notes	—	4.4	—	—	4.4
Purchases of property, plant and equipment	(0.3)	(13.3)	(9.1)	—	(22.7)
Proceeds from sale of property, plant and equipment	—	0.2	—	—	0.2
Proceeds from sale of excess real estate	—	2.8	—	—	2.8
Net transfers with subsidiaries	231.0	17.6	—	(248.6)	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	230.7	152.4	(9.1)	(248.6)	125.4
FINANCING ACTIVITIES:
Proceeds from long-term debt	59.1	—	—	—	59.1
Repayment of long-term debt	(123.4)	(1.4)	—	—	(124.8)
Deposits into restricted cash collateral accounts	(12.4)	—	—	—	(12.4)
Withdrawals from restricted cash collateral accounts	—	—	—	—	—
Proceeds for the issuance of common stock for stock option exercises	1.4	—	—	—	1.4
Payment of debt issuance, retirement and other financing costs	(1.0)	—	—	—	(1.0)
Proceeds from notes payable, net	—	—	1.3	—	1.3
Payment for stock option exchange	(0.2)	—	—	—	(0.2)
Net transfers with parent	—	(231.0)	(17.6)	248.6	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(76.5)	(232.4)	(16.3)	248.6	(76.6)
Effect of exchange rate changes on cash and cash equivalents	(1.4)	0.6	1.6	—	0.8

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	83.2	(8.0)	(4.6)	—	70.6
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	0.9	1.0	37.7	—	39.6

CASH AND CASH EQUIVALENTS AT END OF YEAR	$84.1	$(7.0)	$33.1	$—	$110.2

JACUZZI BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 —	Supplemental Joint Issuer and Guarantor Financial Information (Continued)

	For the Fiscal Year Ended September 30, 2004

		Combined	Combined
		Guarantor	Non-Guarantor
	JBI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(in millions)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$24.8	$(14.6)	$34.6	$—	$44.8
INVESTING ACTIVITIES:
Proceeds from sale of businesses	—	2.4	2.1	—	4.5
Proceeds from sale of notes	—	2.4	—	—	2.4
Purchases of property, plant and equipment	(0.8)	(14.4)	(7.8)	—	(23.0)
Proceeds from sale of property, plant and equipment	—	0.1	0.2	—	0.3
Proceeds from sale of excess real estate	3.2	0.3	—	—	3.5
Net transfers with subsidiaries	(1.8)	15.2	—	(13.4)	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	0.6	6.0	(5.5)	(13.4)	(12.3)
FINANCING ACTIVITIES:
Proceeds from long-term debt	46.5	(0.1)	—	—	46.4
Repayment of long-term debt	(71.1)	(1.2)	—	—	(72.3)
Payment of debt issuance, retirement and other financing costs	(1.6)	0.1	—	—	(1.5)
Proceeds from notes payable, net	—	—	(4.4)	—	(4.4)
Payment for stock option exchange	(0.4)	—	—	—	(0.4)
Proceeds for the issuance of common stock for stock option exercises	0.9	—	—	—	0.9
Net transfers with parent	—	1.8	(15.2)	13.4	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(25.7)	0.6	(19.6)	13.4	(31.3)
Effect of exchange rate changes on cash and cash equivalents	1.0	6.1	0.1	—	7.2

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	0.7	(1.9)	9.6	—	8.4
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	0.2	2.9	28.1	—	31.2

CASH AND CASH EQUIVALENTS AT END OF YEAR	$0.9	$1.0	$37.7	$—	$39.6

JACUZZI BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 —	Supplemental Joint Issuer and Guarantor Financial Information (Continued)

	For the Fiscal Year Ended September 30, 2003

		Combined	Combined
		Guarantor	Non-Guarantor
	JBI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(in millions)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$6.6	$24.5	$42.5	$—	$73.6
INVESTING ACTIVITIES:
Proceeds from sale of businesses	—	107.1	13.4	—	120.5
Purchases of property, plant and equipment	(0.1)	(13.8)	(4.0)	—	(17.9)
Proceeds from sale of property, plant and equipment	—	0.2	—	—	0.2
Proceeds from sale of excess real estate	—	11.1	—	—	11.1
Net transfers with subsidiaries	(161.0)	49.0	—	112.0	—

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(161.1)	153.6	9.4	112.0	113.9
FINANCING ACTIVITIES:
Proceeds from long-term debt	127.0	—	—	—	127.0
Repayment of long-term debt	(227.2)	(222.1)	—	—	(449.3)
Deposits into restricted cash collateral accounts	(66.5)	—	—	—	(66.5)
Withdrawals from restricted cash collateral accounts	224.3	—	—	—	224.3
Proceeds from issuance of Senior Notes	380.0	—	—	—	380.0
Redemption of senior notes	(250.0)	(125.0)	—	—	(375.0)
Payment of debt issuance, retirement and other financing costs	(33.2)	(12.4)	—	—	(45.6)
Proceeds from notes payable, net	—	—	7.2	—	7.2
Net transfers with parent	—	161.0	(49.0)	(112.0)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	154.4	(198.5)	(41.8)	(112.0)	(197.9)
Effect of exchange rate changes on cash and cash equivalents	—	12.3	(2.8)	—	9.5

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(0.1)	(8.1)	7.3	—	(0.9)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	0.3	11.0	20.8	—	32.1

CASH AND CASH EQUIVALENTS AT END OF YEAR	$0.2	$2.9	$28.1	$—	$31.2

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
      We carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. Our management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature can provide only reasonable assurance regarding management’s control objectives. There has been no change in our internal control over financial reporting during our fourth quarter, identified in connection with the evaluation referred to above, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
      Management’s Report on Internal Control over Financial Reporting and the Attestation Report of the Registered Public Accounting Firm are included in Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Item 9B.	Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      Information concerning our executive officers is set forth in Item 1 of this Annual Report on Form 10-K under the caption “Executive Officers.”
      Information with respect to our directors is incorporated herein by reference to the information “Election of Directors” in our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 2006 Annual Meeting of Stockholders to be held on February 6, 2006 (the “Proxy Statement”).
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

2. The financial statement schedule consists of the following:

II. Valuation and Qualifying Accounts — This information is included in Note 2 to our Consolidated Financial Statements.

3. The exhibits listed in the “Index to Exhibits.”
      (b) Exhibits

(c)	Financial Statement Schedules
Audited financial statements for Rexair, Inc. will be included in Financial Statement Schedules to be filed by amendment.

INDEX TO EXHIBITS

Exhibit
Number	Exhibit

2.1	Amended and Restated Securities Purchase Agreement, dated as of March 24, 2000, by and among U.S. Industries, Inc., JUSI Holdings, Inc., Strategic Industries, LLC and Automotive Interior Products LLC (filed as Exhibit 10.1 to our Current Report on Form 8-K filed April 10, 2000)*

2.2	Agreement and Plan of Merger, dated February 16, 1998, among U.S. Industries, Inc., USI Atlantic, Zurn Industries, Inc. and certain other parties named therein (included as Appendix A-1 to the Merger Proxy)*

2.3	Stock and Asset Purchase Agreement dated as of March 19, 2002 among U.S. Industries, Inc., JUSI Holdings, Inc., USI Canada Inc. and Hubbell Incorporated (filed as Exhibit 2.1 of our Current Report on Form 8-K filed on May 10, 2002)*

2.4	Amendment No. 1 to Stock and Asset Purchase Agreement dated as of April 26, 2002 among JUSI Holdings, Inc. and Hubbell Incorporated (filed as Exhibit 2.2 of our Current Report on Form 8-K filed on May 10, 2002)*

2.5	Stock and Asset Purchase Agreement dated as of May 17, 2002 by and among U.S. Industries, Inc., Eljer Plumbingware, Inc., Selkirk, Inc., Selkirk Canada U.S.A., Inc., Selkirk Canada, Inc., Selkirk Acquisition Partners, L.P. and Tinicum Capital Partners, L.P. (filed as Exhibit 10.4 to our 10-Q filed August 13, 2002)*

2.6	Share Purchase Agreement dated as of August 2, 2002 among JUSI Holdings, Inc., U.S. Industries, Inc. and SiTeco Beteiligungs GmbH & Co KG (filed as Exhibit 2.1 to our Current Report on Form 8-K filed on October 24, 2002)*

2.7	Amendment Agreement dated as of August 2, 2002 among JUSI Holdings, Inc., U.S. Industries, Inc. and SiTeco Beteiligungs GmbH & Co KG (filed as Exhibit 2.2 to our Current Report on Form 8-K filed on October 24, 2002)*

2.8	Stock Purchase Agreement dated as of August 23, 2002 among USI Mayfair Limited and MegaPro Tools, Inc. and S and J Acquisition Corp. (filed as Exhibit 10.47(a) to our Report on Form 10-K filed on December 24, 2002)*

2.9	Agreement and Plan of Merger dated as of May 8, 2005 among Rhône Sweep Holdings LLC, Rhône Sweep Acquisition LLC, Rhône Sweep Acquisition Inc., Rhône Sweep Acquisition Sub LLC, Jacuzzi Brands, Inc., JUSI Holdings, Inc. and Rexair Holdings, Inc. (the schedules and annexes have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (filed as Exhibit 2.1 to our Current Report on Form 8-K filed on May 10, 2005)*

2.10	Contribution and Sale Agreement dated as of May 19, 2005 among Jacuzzi Brands, Inc., Eljer Plumbingware, Inc., BMK/Eljer Holding Corp., Eljer One, LLC, Eljer Two, LLC and Eljer Three, LLC (the schedules and annexes have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (filed as Exhibit 2.1 to our Current Report Form 8-K filed on May 25, 2005)

3.1	Form of Amended and Restated Certificate of Incorporation (filed as part of our Registration Statement No. 333-47101 on Form S-4 (the “1998 S-4”), as Appendix B-1 to the Joint Proxy Statement/ Prospectus (the “Merger Proxy”) included therein)*

3.2	Form of Certificate of Designations of Series A Junior Preferred Stock (filed as Exhibit (c) within the Rights Agreement filed as Exhibit (4) to our Current Report on Form 8-K filed October 16, 1998)*

3.3	Amended and Restated By-laws of our company (filed as Exhibit 3(ii) to the Form 10-Q filed Feb 16, 1999)*

3.4	Charters of subsidiary guarantors (filed as Exhibit 3.1 to the Form 10-Q filed February 12, 2004)*

3.5	Bylaws of subsidiary guarantors (filed as Exhibit 3.1 to the Form 10-Q filed February 12, 2004)*

4.1	Specimen form of certificate representing shares of Common Stock of U.S. Industries, Inc. (filed as Exhibit 4.1 to the Form 10 filed April 20, 1995 (the “Form 10”))*

Exhibit
Number	Exhibit

4.2	Indenture dated July 15, 2003, between the Company as Issuer and Wilmington Trust Company as Trustee (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on August 12, 2003)*

4.3	Loan and Security Agreement dated July 15, 2003, among the Company and other subsidiaries of the Company as party thereto as Loan Parties, Fleet Capital Corporation, Fleet Securities, Inc., Credit Suisse First Boston, Bank One, NA and Silver Point Finance LLC (filed as Exhibit 10.2 to the Form 10-Q filed on August 12, 2003)*

4.4	Guaranty Agreement, dated July 15, 2003, among the Company and other subsidiaries of the Company as party thereto as Guarantors, Fleet Capital Corporation and Various Banks named therein (filed as Exhibit 10.3 to the Form 10-Q filed on August 12, 2003)*

4.5	Pledge Agreement, dated July 15, 2003, among the Company and other subsidiaries of the Company as party thereto as Pledgors, Fleet Capital Corporation and Various Banks named therein (filed as Exhibit 10.4 to the Form 10-Q filed on August 12, 2003)*

4.6	Intercreditor Agreement, dated July 15, 2003, by and among the Company and other subsidiaries of the Company as party thereto, Fleet Capital Corporation and Various Banks named therein and Wilmington Trust Company (filed as Exhibit 10.5 to the Form 10-Q filed on August 12, 2003)*

4.7	Class A Collateral Agreement, dated July 15, 2003, among the Company and other subsidiaries of the Company as party thereto as Grantors and Wilmington Trust Company as Collateral Agent (filed as Exhibit 10.6 to the Form 10-Q filed on August 12, 2003)*

4.8	Class B Collateral Agreement, dated July 15, 2003, among the Company and other subsidiaries of the Company as party thereto as Grantors and Wilmington Trust Company as Collateral Agent (filed as Exhibit 10.7 to the Form 10-Q filed on August 12, 2003)*

4.9	Class B Pledge Agreement, dated July 15, 2003, among the Company and other subsidiaries of the Company as party thereto as Pledgors and Wilmington Trust Company as Collateral Agent (filed as Exhibit 10.8 to the Form 10-Q filed on August 12, 2003)*

4.10	Collateral Agency Agreement, dated July 15, 2003, among the Company and other subsidiaries of the Company as party thereto, the Representatives and Unrepresented Holders as party thereto and Wilmington Trust Company, as Trustee and as Collateral Agent (filed as Exhibit 10.9 to the Form 10-Q filed on August 12, 2003)*

4.11	First Amendment to Loan and Security Agreement among Jacuzzi Brands, Inc., the other borrowers named on the signature page thereto, Fleet Capital Corporation, Silver Point Finance LLC, the Revolving Credit Lenders named therein, and the Term Loan B Lenders named therein dated October 10, 2003 (filed as Exhibit 10.53 to the Form 10-K filed on December 19, 2004)*

4.12	Supplement and First Amendment to Pledge Agreement among JBI Holdings Limited, the Pledgors party to the Pledge Agreement and Fleet Capital Corporation dated October 16, 2003 (filed as Exhibit 10.54 to the Form 10-K filed on December 19, 2004)*

4.13	Supplement to Guaranty and Guarantor Security Agreement between JBI Holdings Limited and Fleet Capital Corporation dated October 16, 2003 (filed as Exhibit 10.55 to the Form 10-K filed on December 19, 2004)*

4.14	Supplement and First Amendment to Class B Pledge Agreement among JBI Holdings Limited, the Pledgors party to the Class B Pledge Agreement and Wilmington Trust Company dated October 16, 2003 (filed as Exhibit 10.56 to the Form 10-K filed on December 19, 2004)*

4.15	Supplement to Class B Collateral Agreement among JBI Holdings Limited, the Grantors party to the Class B Collateral Agreement and Wilmington Trust Company dated October 16, 2003 (filed as Exhibit 10.57 to the Form 10-K filed on December 19, 2004)*

4.16	Supplement Indenture dated as of October 16, 2003 among JBI Holdings Limited, the Subsidiary Guarantors and Wilmington Trust Company (filed as Exhibit 10.58 to the Form 10-K filed on December 19, 2004)*

Exhibit
Number	Exhibit

4.17	Second Amendment to Loan and Security Agreement among Jacuzzi Brands, Inc., the other borrowers named on the signature pages thereto, Fleet Capital Corporation, Silver Point Finance, LLC, the Revolving Credit Lenders named therein, and the Term Loan B Lenders named therein dated June 30, 2004 (filed as Exhibit 10.1 to the Form 10-Q filed on August 12, 2004)*

10.1	Subscription Agreement, dated May 31, 1995, between Hanson PLC and USI Atlantic (filed as Exhibit 10.10 to the 1995 10-K)*

10.2	Tax Sharing and Indemnification Agreement, dated May 30, 1995, among HM Anglo-American Ltd., HM Holdings, Inc., Endicott Johnson Corporation, Kidde Industries, Inc., HMB Holdings, Inc., Kaiser Cement Corporation, Spartus Corporation, USI Atlantic and USIAH (Filed as Exhibit 10.14 to the 1995 10-K)*

10.3	Tax Sharing and Indemnification Agreement, dated May 30, 1995, among HM Anglo-American Ltd., Quantum Chemical Corporation, Endicott Johnson Corporation, Spartus Corporation, USI Atlantic and USIAH (Filed as Exhibit 10.15 to the 1995 10-K)*

10.4	Indemnification Agreement, dated as of March 24, 2000, by and among Strategic Industries, LLC, U.S. Industries, Inc. and JUSI Holdings, Inc. (filed as Exhibit 10.2 to our Report on Form 8-K filed April 10, 2000)*

10.5	Amended and Restated Subscription Agreement, dated as of March 24, 2000, by and among U.S. Industries, Inc., JUSI Holdings, Inc., Strategic Industries, LLC, Strategic Industries, Inc. and Automotive Interior Products, LLC (filed as Exhibit 10.3 to our Current Report on Form 8-K filed April 10, 2000)*

10.6	Rexair Indemnification Agreement, dated as of March 24, 2000, by and among U.S. Industries, Inc., JUSI Holdings, Inc., Strategic Industries, LLC and Strategic Industries, Inc. (filed as Exhibit 10.4 to our Current Report on Form 8-K filed April 10, 2000)*

10.7	Employment Agreement dated February 22, 1995 between our company and David H. Clarke (filed as Exhibit 10.9 to the Form 10)*

10.8	First Amendment, dated June 12, 1995, to the Employment Agreement dated February 22, 1995 between our company and David H. Clarke (filed as Exhibit 10.19(b) to the 1995 10-K)*

10.9	Employment Agreement by and between our company and Francisco V. Puñal, dated as of December 15, 2001 (filed as Exhibit 10.9 to our 10-Q filed May 15, 2001)*

10.10	Amendment dated May 1, 2001, to the Employment Agreement between our company and Francisco V. Puñal (filed as Exhibit 10.19 (b) to our Form 10-K filed on December 24, 2002)*

10.11	Amended U.S. Industries, Inc. Stock Option Plan, as restated June 11, 1998 (filed as Exhibit 10.9 to the 1998 10-K)*

10.12	U.S. Industries, Inc. Supplemental Retirement Plan (filed as Exhibit 10.14 to the Form 10)*

10.13	U.S. Industries, Inc. Restricted Stock Plan, as restated June 11, 1998 (filed as Exhibit 10.11 to the 1998 10-K)*

10.14	U.S. Industries, Inc. Long-Term Incentive Plan (filed as Exhibit 10.15 to the Form 10)*

10.15	Rights Agreement dated as of October 15, 1998 between our company and the Chase Manhattan Bank, as Rights Agent (filed as Exhibit (4) to our Current Report on Form 8-K filed October 16, 1998)*

10.16	Stock and Asset Purchase Agreement dated as of December 21, 2001, by and among JUSI Holdings, Inc., Spear & Jackson, plc, USI Global Corp., USI Canada Inc., U.S. Industries, Inc. and ATT Acquisition Co. (filed as Exhibit 10.33 to the 2001 10-K)*

10.17	Employment Agreement, dated as of March 31, 2000, of Steven C. Barre (filed as Exhibit 10.12(a) to the 2000 10-K)*

10.18	Letter Agreement, dated November 3, 2000, between our company and Steven C. Barre (filed as Exhibit 10.12(b) to the 2000 10-K)*

10.19	First Amendment, dated September 11, 2001, to the Employment Agreement dated March 31, 2001, between the Company and Steven C. Barre (filed as Exhibit 10.34(c) to the 2001 10-K)*

Exhibit
Number	Exhibit

10.20	Amendment No. 1 to the Stock and Asset Purchase Agreement dated as of January 14, 2002, among JUSI Holdings, Inc., Spear & Jackson, plc, USI Global Corp., USI Canada, Inc., U.S. Industries, Inc. and ATT Acquisition Co. (filed as Exhibit 2.2 of our Current Report on Form 8-K filed on January 18, 2002)*

10.21	Escrow Agreement, dated as of April 26, 2002, among U.S. Industries, Inc., JUSI Holdings, Inc. and Hubbell Incorporated (filed as Exhibit 2.3 of our Current Report on Form 8-K filed on May 10, 2002)*

10.22	Tax Sharing and Indemnification Agreement, effective as of March 19, 2002, among U.S. Industries, Inc., JUSI Holdings, Inc., USI Canada Inc. and Hubbell Incorporated (filed as Exhibit 2.4 of our Current Report on Form 8-K filed on May 10, 2002)*

10.23	Stockholders Agreement, dated as of September 6, 2002, among MegaPro Tools, Inc. and the stockholders party thereto (filed as Exhibit 10.47(b) to our Report on Form 10-K filed on December 24, 2002)*

10.24	Standstill Agreement, dated as of December 5, 2002, between U.S. Industries, Inc. and Southeastern Asset Management, Inc. (filed as Exhibit 10.48 to the Form 10-K filed on December 24, 2002)*

10.25	Amendment No. 1 to Standstill Agreement, dated as of December 5, 2002, between U.S. Industries, Inc., and Southeastern Asset Management, Inc., dated August 11, 2005 (filed as Exhibit 99.1 to our Current Report on Form 8-K filed on August 11, 2005)*

10.26	Employment Agreement, by and between the Company and Donald C. Devine, dated April 21, 2003 (filed as Exhibit 10.10 to the Form 10-Q filed on August 12, 2003)*

10.27	Employment Agreement, by and between the Company and Jeffrey B. Park, dated April 21, 2003 (filed as Exhibit 10.11 to the Form 10-Q filed on August 12, 2003)*

10.28	Charge over Shares Agreement, between Jacuzzi Brands, Inc. and Fleet Capital Corporation dated October 16, 2003 (filed as Exhibit 10.51 to the Form 10-K filed on December 19, 2004)*

10.29	Charge over Shares Agreement, between Jacuzzi Brands, Inc. and Wilmington Trust Company dated October 16, 2003 (filed as Exhibit 10.52 to the Form 10-K filed on December 19, 2004)*

10.30	Jacuzzi Brands, Inc. 2004 Stock Incentive Plan (filed as Appendix B to our Definitive Proxy Statement on Schedule 14A on January 6, 2004)*

10.31	First Amendment to the Jacuzzi Brands, Inc. 2004 Stock Incentive Plan (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on October 7, 2004)*

10.32	Amended and Restated Non-Employee Director Deferred Compensation Plan (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 7, 2004)*

10.33	Transition Agreement, between the registrant and David H. Clarke, dated December 8, 2004 (filed as Exhibit 10.1 to our Current Report on Form 8-K/A filed on December 9, 2004)

10.34	First Amendment, dated August 10, 2005, to Transition Agreement, dated as of December 8, 2004, between the registrant and David H. Clarke (filed as Exhibit 10.4 to our Current Report on Form 8-K on August 16, 2005)*

10.35	Employment Agreement, between the registrant and Donald C. Devine, dated December 8, 2004 (filed as Exhibit 10.2 to our Current Report on Form 8-K/A filed on December 9, 2004)

10.36	Change of Control Agreement, between the registrant and Donald C. Devine, dated December 8, 2004 (filed as Exhibit 10.3 to our Current Report on Form 8-K/A filed on December 9, 2004)

10.37	Separation Agreement, between the registrant and Donald C. Devine, dated August 10, 2005 (filed as Exhibit 10.3 to our Current Report on Form 8-K on August 16, 2005)*

10.38	Employment Agreement, between the registrant and Robert Hennemuth, dated December 27, 2004 (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on December 31, 2004)*

10.39	Change in Control Agreement, between the registrant and Robert Hennemuth, dated December 27, 2004 (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on December 31, 2004)*

Exhibit
Number	Exhibit

10.40	Employment Agreement between the registrant and Alex P. Marini, dated August 11, 2005 (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on August 16, 2005)*

10.41	Incentive Award Letter between the registrant and Alex P. Marini dated May 17, 2001 (filed as Exhibit 10.2 to our Current Report on Form 8-K on August 16, 2005)*

10.42	2005 Annual Performance Incentive Plan (filed as Appendix A to Schedule 14A on January 1, 2005)*

14.1	Amendment to Code of Business Conduct and Ethics dated October 12, 2004 (filed as Exhibit 99 to our Current Report on Form 8-K filed on October 18, 2004)*

21.1	Subsidiaries of Jacuzzi Brands, Inc.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney (see Signature Page)

31.1	Certification of principal executive officer required by Rule 13a–14a of the Exchange Act

31.2	Certification of principal financial officer required by Rule 13a–14a of the Exchange Act

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference

Note:	Exhibit Numbers 10.7 to 10.14, 10.17 to 10.19, 10.26, 10.27 and 10.30 to 10.42 are management contracts or compensatory plans or arrangements.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of December, 2005.

JACUZZI BRANDS, INC.

By:	/s/ David H. Clarke

David H. Clarke
Chairman of the Board and
Chief Executive Officer
POWER OF ATTORNEY
      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints David H. Clarke and Steven C. Barre, and each of them acting individually, as his true and lawful attorneys-in-fact and agents, each with full power of substitution, for him in any and all capabilities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits and schedules thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, with full power of each to act alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, and on the date set forth above.

Signature	Title

/s/ David H. Clarke David H. Clarke	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ Jeffrey B. Park Jeffrey B. Park	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Francisco V. Puñal Francisco V. Puñal	Vice President and Controller (Principal Accounting Officer)

/s/ Brian C. Beazer Brian C. Beazer	Director

/s/ Veronica M. Hagen Veronica M. Hagen	Director

/s/ John J. McAtee, Jr. John J. McAtee, Jr.	Director

Signature	Title

/s/ Claudia E. Morf Claudia E. Morf	Director

/s/ Royall Victor III Royall Victor III	Director

/s/ Thomas B. Waldin Thomas B. Waldin	Director

/s/ Robert R. Womack Robert R. Womack	Director