Form 10-K/A
period 2005-10-01
JACUZZI BRANDS INC
filed 2005-12-28
CIK 1056874

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

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒
     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of April 2, 2005 (based on the last reported sale price of such stock on the New York Stock Exchange on such date) was approximately $737,009,028.
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

Item		Page
PART IV

15.	Exhibits and Financial Statement Schedules	1

	SIGNATURES	2
List of Subsidiaries
Consent of Plante & Moran, PLLC
Section 302 Certification
Section 302 Certification
Section 906 Certification

EXPLANATORY NOTE
We are filing this amendment to our Annual Report on Form 10-K (“Amendment”) for our fiscal year ended October 1, 2005 to include the audited financial statements for Rexair Holdings, LLC and Subsidiary in Item 15(c) Financial Statement Schedules. These financial statements were unavailable at the time of our original filing on December 15, 2005 (“Original Filing”).
Also included in this Amendment is an amended Exhibit 21.1, amended to include disclosure of our ownership interest in Spear & Jackson, Inc. which was inadvertently omitted from our Original Filing.
Except as described above, no other changes have been made to the Original Filing. This Amendment No. 1 does not amend or update any other information set forth in the Original Filing and we have not updated disclosures contained therein to reflect any events that occurred at a date subsequent to the filing of the Original Filing.
PART IV
Item 15. Exhibits and Financial Statement Schedules
     (a) The following documents are filed as a part of this report:
           The financial statement schedule listed on (c) below.
           The exhibits listed in the Index to Exhibits.
     (b) Exhibits
INDEX TO EXHIBITS

Exhibit
Number	Exhibit

21.1	Subsidiaries of Jacuzzi Brands, Inc.

23.1	Consent of Plante & Moran, PLLC, Independent Registered Public Accounting Firm

31.1	Certification of principal executive officer required by Rule 13a–14a of the Exchange Act

31.2	Certification of principal financial officer required by Rule 13a–14a of the Exchange Act

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
     (c) Financial Statement Schedules
     Schedule I – Audited Financial Statements of Rexair Holdings, LLC and Subsidiary

1

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of December, 2005.

JACUZZI BRANDS, INC.
By:	/s/ David H. Clarke
David H. Clarke
Chairman of the Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, and on the date set forth above.

Signature	Title

/s/ David H. Clarke David H. Clarke	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ Jeffrey B. Park* Jeffrey B. Park	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Francisco V. Puñal* Francisco V. Puñal	Vice President and Controller (Principal Accounting Officer)

/s/ Brian C. Beazer* Brian C. Beazer	Director

/s/ Veronica M. Hagen* Veronica M. Hagen	Director

/s/ John J. McAtee, Jr.* John J. McAtee, Jr.	Director

/s/ Claudia E. Morf* Claudia E. Morf	Director

/s/ Royall Victor III* Royall Victor III	Director

/s/ Thomas B. Waldin* Thomas B. Waldin	Director

/s/ Robert R. Womack* Robert R. Womack	Director
* /s/ Steven C. Barre Steven C. Barre, Attorney-in-Fact

2

Schedule I
INDEPENDENT AUDITOR’S REPORT
To the Board of Managers and Members
Rexair Holdings, LLC and Subsidiary
We have audited the accompanying consolidated balance sheet of Rexair Holdings, LLC and Subsidiary as of October 1, 2005 and the related consolidated statements of operations, members’ equity, and cash flows for the period from July 1, 2005 to October 1, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Rexair Holdings, LLC and Subsidiary is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rexair Holdings, LLC and Subsidiary at October 1, 2005 and the consolidated results of its operations and its cash flows for the period from July 1, 2005 to October 1, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Plante & Moran, PLLC
Certified Public Accountants

Auburn Hills, Michigan
November 15, 2005

REXAIR HOLDINGS, LLC AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
OCTOBER 1, 2005

ASSETS

Current Assets:
Cash and cash equivalents	$6,395,000
Accounts receivable:
Trade	7,476,000
Affiliate (Note 14)	3,007,000
Inventory (Note 3)	14,843,000
Prepaid expenses and other current assets:
Prepaid expenses	1,056,000
Deferred tax assets (Note 8)	2,188,000

Total current assets	34,965,000
Property and Equipment — Net (Note 4)	18,899,000
Goodwill (Note 5)	76,685,000
Intangible Assets (Note 5)	69,576,000
Deferred Financing Costs (Note 7)	4,716,000

Total assets	$204,841,000

LIABILITIES AND MEMBERS’ EQUITY

Current Liabilities:
Trade accounts payable	$2,829,000
Current portion of long-term debt (Note 7)	7,340,000
Accrued and other current liabilities (Note 6)	12,210,000

Total current liabilities	22,379,000
Long-term Debt — Net of current portion (Note 7)	112,824,000

Other Long-term Liabilities
Deferred tax liabilities (Note 8)	29,078,000
Other long-term liabilities	1,631,000
Members’ Equity	38,929,000

Total liabilities and members’ equity	$204,841,000

See Notes to Consolidated Financial Statements

REXAIR HOLDINGS, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
PERIOD FROM JULY 1, 2005 TO OCTOBER 1, 2005

Net Sales	$28,592,000

Cost of Sales	16,477,000

Gross Profit	12,115,000

Operating Expenses	6,807,000

Operating Income	5,308,000

Nonoperating Income (Expense)

Interest income	38,000

Interest expense	(2,885,000)

Total nonoperating expense	(2,847,000)

Income — Before income taxes	2,461,000

Income Tax Expense (Note 8)	789,000

Net Income	$1,672,000

See Notes to Consolidated Financial Statements

REXAIR HOLDINGS, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENT OF MEMBERS’ EQUITY
PERIOD FROM JULY 1, 2005 TO OCTOBER 1, 2005

		Members’	Note
	Members’	Equity -	Receivable -
	Equity -Common	Preferred	Member	Retained Earnings	Total
Balance — July 1, 2005	$3,726,000	$33,531,000	$—	$—	$37,257,000

Net income	—	—	—	1,672,000	1,672,000

Issuance — Members’ interest	38,000	342,000	(380,000)	—	—

Balance — October 1, 2005	$3,764,000	$33,873,000	$(380,000)	$1,672,000	$38,929,000

See Notes to Consolidated Financial Statements

REXAIR HOLDINGS, LLC AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
PERIOD FROM JULY 1, 2005 TO OCTOBER 1, 2005

Cash Flows from Operating Activities
Net income	$1,672,000
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	729,000
Bad debt recovery	(28,000)
Amortization of deferred financing costs	248,000
Amortization of intangible assets	543,000
Deferred income tax benefit	(805,000)
Changes in operating assets and liabilities which provided (used) cash:
Accounts receivable	(2,524,000)
Inventory	5,662,000
Prepaid expenses and other assets	1,325,000
Accounts payable	1,110,000
Accrued and other liabilities	1,463,000

Net cash provided by operating activities	9,395,000

Cash Flows from Investing Activities — Purchase of property and equipment	(59,000)

Cash Flows from Financing Activities
Payments on debt	(3,836,000)
Proceeds from revolving credit facilities	250,000
Payments on revolving credit facilities	(350,000)

Net cash used in financing activities	(3,936,000)

Net Increase in Cash and Cash Equivalents	5,400,000

Cash and Cash Equivalents — July 1, 2005	995,000

Cash and Cash Equivalents — October 1, 2005	$6,395,000

See Notes to Consolidated Financial Statements

REXAIR HOLDINGS, LLC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Nature of Business and Significant Accounting Policies
     The accompanying consolidated financial statements include the consolidated operations of Rexair Holdings, LLC (“Holdings”) and Rexair Holdings, Inc. (“Rexair”), its wholly owned subsidiary (collectively the “Company”). At October 1, 2005, the Company is owned 65 percent by Rhone Sweep Holdings LLC (“Rhone”), 30 percent by Jacuzzi Brands, Inc. (“Jacuzzi”) , and 5 percent by management.
     The Company manufactures premium vacuum cleaner systems for the global direct sales market. Export sales represented approximately 58 percent of the Company’s total sales volume for the period from July 1, 2005 to October 1, 2005.
     Rhone formed Holdings in May 2005 for the purpose of acquiring a majority ownership interest in Rexair. On June 30, 2005, Rhone and Jacuzzi capitalized Holdings, with Rhone contributing $36,900,000 of cash and Jacuzzi contributing 30 percent of the outstanding shares of Rexair in exchange for their respective ownership interests. Holdings contributed the cash and shares to Rhone Sweep Acquisition Inc. (“Rhone Sweep”), a wholly owned subsidiary of Holdings. Rhone Sweep was then merged into Rexair, with Rexair remaining the surviving corporation. Rexair also borrowed $124,100,000 from a bank group with the proceeds of this borrowing and the cash contribution from Rhone being used to redeem 70 percent of Jacuzzi’s interest in Rexair. Subsequent to these transactions, Holdings is the 100 percent owner of Rexair. See Note 2 for a further description of the transaction and the related accounting.
     Due to the transaction described above, management has chosen to present consolidated statements of operations, members’ equity, and cash flows for the three-month reporting period from July 1, 2005 to October 1, 2005. The Company’s usual fiscal year is a 52/53-week year as described below.
     Principles of Consolidation - The consolidated financial statements include the accounts of Holdings and Rexair, its wholly owned subsidiary. All material intercompany accounts and transactions have been eliminated in consolidation.
     Fiscal Years - The Company operates on a 52/53 week fiscal year ending on the Saturday nearest to September 30. The 2005 fiscal year ends on October 1, 2005; however, due to the merger transaction described above, the accompanying consolidated financial statements only present the Company’s consolidated results of operations, changes in members’ equity, and cash flows for the period from July 1, 2005 to October 1, 2005.
     Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
     Cash Equivalents - The Company considers all investments with an original maturity of three months or less when purchased to be cash equivalents.
     Revenue Recognition - The Company recognizes revenue when all of the following criteria are met: pursuasive evidence of an arrangement exists, delivery has occurred and the Company has no remaining obligations, prices are fixed or determinable, and collectibility is probable. The Company makes shipments to approved customers based on orders placed. Prices are fixed when the customer places the order.
     The Company records reductions to revenue for customer and distributor programs and other promotional incentives. The Company accounts for promotional incentives as a reduction of revenue at the date that the related revenue is recognized. The Company records free products given to customers as a sales incentive in cost of sales.
     Trade Accounts Receivable - Accounts receivable are stated at net invoice amounts. An allowance for doubtful accounts is established based on a specific assessment of all invoices that remain unpaid following normal customer payment periods. All amounts deemed to be uncollectible are charged against the allowance for doubtful accounts in the period that determination is made. The allowance for doubtful accounts on accounts receivable balances was $266,000 at October 1, 2005.
     Inventory - Inventory is stated at the lower of cost or market, with cost determined on the first-in, first-out (FIFO) method.
     Property and Equipment - Property and equipment are recorded at cost. The Company records depreciation in a manner that recognizes the cost of depreciable assets in operations over their estimated useful lives using the straight-line method.

REXAIR HOLDINGS, LLC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 1 — Nature of Business and Significant Accounting Policies (Continued)
     Goodwill and Other Intangible Assets - The recorded amounts of goodwill and other acquired intangible assets from business combinations are based on management’s best estimates of the fair values of assets acquired and liabilities assumed at the date of acquisition. Goodwill is not amortized, but rather is assessed at least on an annual basis for impairment.
     Acquired intangible assets subject to amortization are stated at cost and are amortized using the straight-line method over the estimated useful lives of the assets. Intangible assets that are subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. The Company’s intangible assets subject to amortization consist of a distributor network and patented technology with estimated lives of 18 years and 10 years, respectively. Intangible assets not subject to amortization with an indefinite life, which consist of the Company’s trade name, are tested for impairment at least annually.
     Income Taxes — Holdings - Holdings is treated as a partnership for federal income tax purposes. Consequently, federal income taxes are not payable or provided for by Holdings. Members are taxed individually on their pro rata ownership share of Holdings’ earnings. Holdings’ net income or loss is allocated among the members in accordance with Holdings’ operating agreement.
     Income Taxes — Rexair - Rexair, the wholly owned subsidiary of Holdings, is a C Corporation for federal income tax purposes, and therefore, it has an obligation to pay income taxes and provide for income taxes. Rexair recognizes a current tax liability or asset for the estimated taxes payable or refundable on tax returns for the year. Deferred tax liabilities or assets are recognized for the estimated future tax effects of temporary differences between financial reporting and tax accounting. The deferred tax assets are reviewed periodically for recoverability and valuation allowances are provided as necessary.
     Shipping and Handling Costs - Shipping and handling costs are recorded as costs of sales as they are incurred. Amounts charged to customers for shipping and handling are recorded as revenue.
     Research and Development - Research and development expenditures of approximately $397,000 for the period from July 1, 2005 to October 1, 2005 were charged to expense as incurred.
     Derivative Financial Instruments - The Company holds a derivative financial instrument for the purpose of hedging certain identifiable and anticipated transactions. In general, the types of risks hedged are those relating to the variability of future earnings and cash flows caused by fluctuations in interest rates on variable-rate debt. At October 1, 2005, the Company is party to an interest rate swap in which the Company has agreed to exchange, at specified intervals, the calculated difference between fixed and variable interest amounts on $110,000,000 of its variable-rate debt. The swap has been designated as a cash flow hedge for financial reporting purposes. Based on the effective contractual date of the swap agreement at October 1, 2005, the fair value of the interest rate swap is immaterial. In subsequent periods, the Company will recognize changes in the fair value of the interest rate swap as a component of other comprehensive income. No realized gains or losses were recorded as a component of interest expense for the period from July 1, 2005 to October 1, 2005. In addition, there were no gains or losses recognized due to hedge ineffectiveness.
     Derivatives are held only for the purpose of hedging such risks, not for speculation. Generally, the Company enters into hedging relationships such that changes in the fair value of cash flows of items and transactions being hedged are expected to be offset by corresponding changes in the values of the derivatives.
     Fair Value of Financial Instruments - Financial instruments consist of cash equivalents, accounts receivable, accounts payable, and debt. The carrying amount of all significant financial instruments approximates fair value due to either their short maturity or the existence of variable interest rates that approximate prevailing market rates.
     New Accounting Pronouncement - In November 2004, FASB Statement No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”) was issued. The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 will become effective for the Company beginning in fiscal year 2006 and management is currently in the process of assessing the impact SFAS No. 151 will have on the Company’s financial position and results of operations.

REXAIR HOLDINGS, LLC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 2 — Business Combination
     On June 30, 2005, Holdings acquired 100 percent of the outstanding common stock of Rexair. The results of the operations of the acquired entity have been included in the consolidated financial statements since that date. Rexair is a manufacturer of premium vacuum cleaner systems for the global direct sales market. As a result of the acquisition, the Company is expected to implement initiatives to expand Rexair’s business into new regions internationally and increase market penetration in existing markets. The acquisition also permitted Jacuzzi to reduce its investment in Rexair, which it had determined was a non-core holding to its business.
     Prior to the transaction, Jacuzzi owned 100 percent of Rexair. The effect of the transaction was an acquisition and change in control of a 70 percent interest in Rexair. The acquisition was accounted for in accordance with FASB Statement, No. 141, Business Combinations, and Emerging Issues Task Force Issue No. 88-16, Basis in Leveraged Buyout Transactions. The aggregate purchase price of $155,041,000 included $35,632,000 for the historical cost of the 30 percent interest in Rexair contributed by Jacuzzi. The remainder of the purchase price consisted of cash. The cash paid includes $5,000,000 paid into an escrow fund to be used by Jacuzzi to fund its indemnification of Holdings and Rexair for certain potential environmental claims during a five-year period. Any cash remaining in the escrow after that period belongs to Jacuzzi.
     The purchase price has been allocated to the assets acquired and liabilities assumed based on 70 percent of the fair value of the assets and liabilities at June 30, 2005 plus 30 percent of their historical cost at June 30, 2005. This allocation method was based on Jacuzzi’s continuing 30 percent beneficial ownership in Rexair. The following table summarizes the combined fair value and historical cost, as described in the foregoing, of the assets acquired and liabilities assumed at the date of acquisition:

Assets:
Current assets	$32,873,000
Property and equipment	19,570,000
Other noncurrent assets	5,441,000
Intangible assets	70,119,000
Goodwill	76,685,000

Total assets acquired	$204,688,000

Liabilities:
Current liabilities	$12,516,000
Long-term debt	124,100,000
Other liabilities	30,815,000

Total liabilities assumed	167,431,000

Total value of net assets acquire	$37,257,000

     Of the $70,119,000 of acquired intangible assets, $32,841,000 was assigned to the trade name intangible asset that is not subject to amortization. The remaining $37,278,000 of acquired intangible assets have a weighted-average useful life of approximately 17 years. The intangible assets that make up that amount include the distributor network and patented technology with estimated lives of 18 years and 10 years, respectively.
     None of the goodwill acquired pursuant to the above transaction is deductible for tax purposes.

REXAIR HOLDINGS, LLC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 3 — Inventory
     Inventory at October 1, 2005 consists of the following:

Raw materials	$4,970,000
Work in process	1,551,000
Finished goods	8,322,000

Total inventory	$14,843,000

     Approximately $2,976,000 of finished goods inventory is held outside of the United States at October 1, 2005.
Note 4 — Property and Equipment
     Property and equipment are summarized as follows:

		Depreciable Life -
	Amount	Years
Land	$255,000
Buildings	8,949,000	20-25
Machinery and equipment	10,424,000	1-15

Total cost	19,628,000

Accumulated depreciation	729,000

Net property and equipment	$18,899,000

     Depreciation expense for the period from July 1, 2005 to October 1, 2005 was approximately $729,000.
Note 5 — Acquired Intangible Assets and Goodwill
     Intangible assets of the Company at October 1, 2005 are summarized as follows:

	Gross Carrying	Accumulated
	Amount	Amortization
Amortized intangible assets:
Patented technology	$2,326,000	$58,000
Distributor network	34,952,000	485,000

Total amortized intangible assets	37,278,000	543,000
Unamortized intangible assets — Trade name	32,841,000	—

Total intangible assets	$70,119,000	$543,000

     Amortization expense for intangible assets totaled approximately $543,000 for the period from July 1, 2005 to October 1, 2005.
     Estimated amortization expense for the five succeeding fiscal years after October 1, 2005 is as follows:

2006	$2,170,000
2007	2,170,000
2008	2,170,000
2009	2,170,000
2010	2,170,000
     In addition to the above intangible assets, the Company also has recorded goodwill of $76,685,000 as of October 1, 2005. There has been no change in the carrying value of goodwill for the period from July 1, 2005 to October 1, 2005.

REXAIR HOLDINGS, LLC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 6 — Accrued and Other Current Liabilities
     Accrued and other current liabilities include the following at October 1, 2005:

Income taxes payable	$1,629,000
Accrued compensation	5,348,000
Other accrued liabilities	5,233,000

Total	$12,210,000

Note 7 — Long-term Debt
     The Company has obtained bank financing under First and Second Lien Credit Agreements in conjunction with the merger transaction described in Notes 1 and 2 above. Under the terms of the Agreements, the Company has the ability to repeatedly continue and/or convert portions of the outstanding borrowings to LIBOR or prime rate based indices for specified interest periods. Amounts outstanding at October 1, 2005 include the following:

First Lien Credit Agreement Debt	$90,164,000
Second Lien Credit Agreement Debt	30,000,000

Total	120,164,000

Less current portion	7,340,000

Long-term portion	$112,824,000

     The First Lien Credit Agreement Debt represents bank term debt of $86,164,000 bearing interest at the 30-day LIBOR plus the bank’s applicable percentage rate (effective rate of 8.09 percent at October 1, 2005) and $4,000,000 bearing interest at prime plus the bank’s applicable percentage rate (effective rate of 10.00 percent at October 1, 2005). The obligation requires quarterly principal payments of $1,835,000 plus interest through March 2010. Remaining principal and accrued interest are due at maturity in June 2010. The First Lien Credit Agreement allows for optional minimum principal prepayments of $2,000,000, which must be applied pro rata against the remaining scheduled principal installments.
     The Second Lien Credit Agreement Debt represents bank term debt bearing interest at the 30-day LIBOR plus the bank’s applicable percentage rate (effective rate of 11.34 percent at October 1, 2005) and requiring quarterly interest-only payments through maturity in June 2011. The Second Lien Credit Agreement prohibits principal prepayments on the related term debt.
     Interest expense for the period from July 1, 2005 to October 1, 2005 was approximately $2,885,000.
     Additionally, under the First Lien Credit Agreement, the Company has $15,000,000 available under a revolving credit facility, of which no amounts were outstanding at October 1, 2005. The Company incurs fees, payable quarterly, related to the unused portion of the revolving credit facility. The revolving credit facility expires on June 30, 2010.
     The Company’s bank financing is secured by substantially all assets of the Company.
     Under the First and Second Lien Credit Agreements, the Company must comply with various financial covenants, including an interest coverage ratio, fixed charge coverage ratio, and maximum leverage ratios. Additionally, the Agreements impose limitations on annual capital expenditures and incurrence of other indebtedness. Beginning subsequent to the Company’s fiscal year ended September 30, 2006, the First Lien Credit Agreement also requires that a portion of calculated excess cash flows be applied to outstanding principal.

REXAIR HOLDINGS, LLC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 7 — Long-term Debt (Continued)
     The balance of the above debt matures as follows:

2006	$7,340,000
2007	7,340,000
2008	7,340,000
2009	7,340,000
2010	60,804,000
Thereafter	30,000,000

Total	$120,164,000

     Deferred financing costs related to the acquisition of the aforementioned debt at October 1, 2005 amount to $4,716,000 and are being amortized over the term of the related debt. Amortization expense for the period from July 1, 2005 to October 1, 2005 totaled approximately $248,000.
Note 8 — Income Taxes
     The components of the income tax provision included in the consolidated statement of operations are all attributable to continuing operations and are detailed as follows:

Current income tax expense	$1,594,000
Deferred income tax benefit	(805,000)

Total income tax expense	$789,000

     A reconciliation of the provision for income taxes to income taxes computed by applying the statutory United States federal rate to income before taxes is as follows:

Income tax expense, computed at 35% of pretax income	$861,000
Effect of nondeductible expenses	27,000
Effect of nontaxable income, primarily related to foreign sales	(124,000)
Other, primarily state income taxes, net of federal benefit	25,000

Total income tax expense	$789,000

     The details of the deferred tax assets and liabilities are as follows:

Deferred tax assets:
Accruals and allowances	$2,169,000
Inventory	113,000
Postemployment benefits	106,000

Total deferred tax assets	2,388,000

Deferred tax liabilities:
Property and equipment	4,325,000
Intangible assets	24,953,000

Total deferred tax liabilities	29,278,000

Net deferred tax liability	$26,890,000

     No valuation allowance has been recognized for the deferred tax assets as management believes it is more likely than not that all of the deferred tax assets will be realized.

REXAIR HOLDINGS, LLC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 9 — Operating Leases
     The Company is obligated under certain operating leases expiring at various dates through July 2008 for vehicles, office equipment, and the Company’s administrative headquarters. The leases require the Company to pay taxes, insurance, utilities, and maintenance costs. Total rent expense under these leases was approximately $129,000 for the period from July 1, 2005 to October 1, 2005.
     Future minimum annual commitments under these operating leases are as follows:

Years Ending
October 1	Amount
2006	$270,000
2007	5,000
2008	4,000

Total	$279,000

Note 10 — Retirement Plan
     The Company provides a defined contribution savings plan for substantially all employees. The plan provides for the Company to make required matching contributions. Expenses under the plan amounted to $68,000 for the period from July 1, 2005 to October 1, 2005.
Note 11 — Warranties
     The Company provides limited repair or replacement warranties on certain of its products. The Company records a reserve for future warranty costs based on current unit sales, historical experience, and management’s judgment regarding anticipated rates of warranty claims and cost per claim. The adequacy of the recorded warranty reserves is assessed each quarter and adjustments are made as necessary. Other accrued liabilities and other long-term liabilities on the accompanying consolidated balance sheet include $374,000 and $690,000, respectively, of the warranty reserve. Following is a reconciliation of the Company’s aggregate warranty obligation for the period from July 1, 2005 to October 1, 2005:

Balance — July 1, 2005	$1,178,000

Warranty claims during three-month period	(228,000)
Warranty obligations recognized during three-month period	114,000

Balance — October 1, 2005	$1,064,000

Note 12 — Contingencies
     Environmental Regulation - The Company is remediating contamination at a present operating site under a Consent Judgment entered into with the State of Michigan’s Department of Environmental Quality (“DEQ”). No information currently available reasonably suggests that projected expenditures associated with ongoing remediation of the site will have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.
     The Company recognizes liabilities for environmental remediation costs when such obligations are probable and reasonably estimable. Under the Consent Judgment with the DEQ, the Company has established a program to remediate contaminated groundwater located at the operating site referred to above. In connection with the agreement, the Company incurred remediation costs of approximately $82,000 for the period from July 1, 2005 to October 1, 2005. In addition, the Company has recorded a liability of approximately $728,000 as of October 1, 2005 which reflects the estimated future remediation costs for the remaining life of the agreement.
     The DEQ has further alleged that the Company is responsible for contamination extending beyond the groundwater site identified above. Management believes that the range of potential loss relating to this matter is approximately $2,700,000 to $5,600,000. Management is vigorously defending the claim and, based on the advice of legal counsel, believes the likelihood of an unfavorable outcome is only reasonably possible. In addition, under the merger agreement described in Note 1, Jacuzzi has indemnified the Company for certain environmental claims, including this claim, up to $5,000,000. Therefore, no liability related to his matter has been recorded at October 1, 2005.

REXAIR HOLDINGS, LLC AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 12 – Contingencies (Continued)
     Litigation - The Company is also the defendant or the plaintiff in lawsuits that have arisen in the normal course of business. While certain of these matters may involve substantial amounts, it is management’s belief, based on the advice of legal counsel, that the ultimate resolution of such litigation will not have a material adverse effect on the Company’s financial conditions, consolidated results of operations, or cash flows.
Note 13 — Members’ Capital
     The Company has two classes of membership interests, common and preferred. In connection with the capitalization of Holdings and the acquisition transaction described in Note 1, Rhone received a 70 percent interest and Jacuzzi a 30 percent interest in Holdings in exchange for their contributions. For each member’s capital contribution, 90 percent is allocated to preferred members’ interest and 10 percent is allocated to common members’ interest. Members are not entitled to interest on their capital contributions.
     Discretionary distributions must be allocated as follows: (i) first, to members with preferred interests such that aggregate distributions equal a 10 percent return on their preferred interests, (ii) second, to members with preferred interests such that their preferred interest capital contributions have been repaid, (iii) third, to members with common interests such that their common interest capital contributions have been repaid, and (iv) last, to members with common interests in accordance with their common interest ownership.
     During the three months ended October 1, 2005, Holdings issued an additional membership interest of $380,000 in exchange for a note receivable from the member. The note receivable, which is secured by the member’s ownership interest, bears interest at 10 percent and is due in December 2012.
Note 14 — Related Party Transactions
     Following is a description of transactions between the Company and related parties:
     Accounts Receivable — Affiliate - At October 1, 2005 and pursuant to the aforementioned merger transaction described in Note 1, the Company has amounts due from Jacuzzi related to certain compensation costs and certain environmental remediation expenses totaling $3,007,000.
     Management Fees - For the period July 1, 2005 to October 1, 2005, the Company incurred expenses for management fees related to services and support provided by Rhone totaling $75,000.
Note 15 — Cash Flows
     Cash paid for interest and income taxes totaled $2,825,000 and $0, respectively, for the period from July 1, 2005 to October 1, 2005.
     Holdings issued $380,000 of members’ interest during the three-month period ended October 1, 2005 in exchange for a note receivable. This is a noncash financing activity which is not included in the consolidated statement of cash flows.