Form 10-Q
period 2005-12-31
JACUZZI BRANDS INC
filed 2006-02-09
CIK 1056874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005
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
Yes   ☒   No    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes   ☒   No    ☐
As of January 31, 2006, Jacuzzi Brands, Inc. had one class of common stock, of which 77,567,776 shares were outstanding.

JACUZZI BRANDS, INC.

2

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
JACUZZI BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share data)
(unaudited)

	Three Months Ended
	December 31,
	2005	2004
		(Restated)
Net sales	$267.1	$281.5
Operating costs and expenses:
Cost of products sold	184.9	190.8
Selling, general and administrative expenses	59.5	68.4
Restructuring charges	1.6	1.5

Operating income	21.1	20.8

Interest expense	(10.3)	(12.1)
Interest income	1.4	1.0
Other income, net	8.7	0.7

Earnings before income taxes and discontinued operations	20.9	10.4

Provision for income taxes	(8.8)	(3.8)

Earnings from continuing operations	12.1	6.6

Discontinued operations:
Loss from operations (net of tax benefit of $0.3 and $0.5 in 2006 and 2005, respectively)	(0.6)	(1.1)
Loss from disposals (net of tax benefit of $0.4 2006)	(0.8)	—

Net earnings	$10.7	$5.5

Basic earnings (loss) per share:
Continuing operations	$0.16	$0.09
Discontinued operations	(0.02)	(0.02)

	$0.14	$0.07

Diluted earnings (loss) per share:
Continuing operations	$0.16	$0.09
Discontinued operations	(0.02)	(0.02)

	$0.14	$0.07

The accompanying notes are an integral part of these statements.

JACUZZI BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	December 31,	September 30,
	2005	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$121.4	$110.2
Trade receivables, net	172.0	200.5
Inventories	175.4	165.0
Deferred income taxes	27.6	27.9
Assets held for sale	65.6	69.7
Prepaid expenses and other current assets	20.9	22.6

Total current assets	582.9	595.9

Restricted cash	12.6	12.4
Property, plant and equipment, net	100.4	103.7
Pension assets	148.5	147.8
Insurance for asbestos claims	153.0	153.0
Goodwill	227.0	228.2
Other non-current assets	48.3	48.5

TOTAL ASSETS	$1,272.7	$1,289.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$25.3	$22.0
Current maturities of long-term debt	1.5	1.5
Trade accounts payable	90.3	105.7
Income taxes payable	27.0	24.7
Liabilities associated with assets held for sale	65.2	66.9
Accrued expenses and other current liabilities	107.0	114.4

Total current liabilities	316.3	335.2

Long-term debt	383.5	383.5
Deferred income taxes	4.9	5.6
Asbestos claims	153.0	153.0
Other non-current liabilities	121.0	127.0

Total liabilities	978.7	1,004.3

Commitments and contingencies Stockholders’ equity	294.0	285.2

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,272.7	$1,289.5

The accompanying notes are an integral part of these statements.

JACUZZI BRANDS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three months ended
	December 31,
	2005	2004
		(Restated)
OPERATING ACTIVITIES:
Net cash provided by operating activities of continuing operations	$2.6	$5.4
Net cash used in operating activities of discontinued operations	(3.2)	(9.4)

NET CASH USED IN OPERATING ACTIVITIES	(0.6)	(4.0)

INVESTING ACTIVITIES:
Collection of a non-operating note receivable	9.3	—
Purchases of property, plant and equipment	(3.0)	(4.1)
Proceeds from sale of excess real estate	1.7	—
Other	(0.1)	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	7.9	(4.1)

FINANCING ACTIVITIES:
Proceeds from long-term debt	—	8.1
Repayment of long-term debt	—	(7.2)
Payments for stock option exchange	—	(0.2)
Proceeds from stock option exercises	0.3	—
Increase in notes payable, net	3.8	2.1

NET CASH PROVIDED BY FINANCING ACTIVITIES	4.1	2.8

Effect of exchange rate changes on cash and cash equivalents	(0.2)	2.9

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11.2	(2.4)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	110.2	39.6

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$121.4	$37.2

The accompanying notes are an integral part of these statements.

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions)
(unaudited)
Note 1-Basis of Presentation
We manufacture and distribute a broad range of consumer and industrial products through our operating subsidiaries in two business segments — Bath Products and Plumbing Products. Refer to Note 13 regarding our business segments.
We operate on a 52- or 53-week fiscal year ending on the Saturday nearest to September 30. The three-month periods presented in our condensed consolidated financial statements reflect the 13-week periods ending on the Saturday nearest December 31 of the respective fiscal year, but are presented as of December 31 for convenience. The fiscal quarter periods presented in this report on Form 10-Q, which consist of the 13 weeks ended December 31, 2005 (also referred to as the “first quarter of 2006”) and December 31, 2004 (also referred to as the “first quarter of 2005”), are unaudited. However, in our opinion, these financial statements reflect all normal, recurring adjustments necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. These interim financial statements are condensed, and thus, do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for presentation of a complete set of financial statements. The balance sheet as of October 1, 2005 (referred to as of September 30, 2005 for convenience) has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for a complete set of financial statements.
Our results are impacted by weather and other seasonal influences affecting construction. These interim results are not necessarily indicative of the results that should be expected for the full year. For a better understanding of Jacuzzi Brands, Inc. and our financial statements, the condensed interim financial statements should be read in conjunction with our audited consolidated financial statements for the year ended October 1, 2005, which are included in our 2005 Annual Report on Form 10-K, filed on December 15, 2005.
Net cash provided by investing activities in the first quarter of 2006 included $9.3 million collected on a non-operating note that had previously been fully reserved. We had obtain the note in October 2002 upon the sale of a piece of property to a property developer, Woodlands Ventures, LLC. The gain of $9.3 million, which had been deferred until collection of the note, was recorded in other income, net.
Certain amounts have been reclassified in our prior year consolidated financial statements to conform them to the presentation used in the current year.
Restatement for Step Acquisition
Prior year results have been restated to reflect a change in accounting for our investment in Spear & Jackson (“SJ”) as a result of an increase in our ownership percentage that occurred in the previous year. Net earnings for the first quarter of 2005 increased by $0.1 million; earnings per share for that period did not change. As a result of a plan to dispose of SJ, their operating results are included in discontinued operations for all periods presented, and their assets and liabilities have been classified as assets held for sale and liabilities associated with assets held for sale, respectively. Additional information regarding our increased ownership percentage of SJ and the disposal plan can be found in our 2005 Annual Report on Form 10-K, filed on December 15, 2005.
Note 2- New Accounting Pronouncements
In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position Nos. FAS115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP Nos. 115-1 and 124-1”). The guidance in this FSP amends FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and FASB Statement No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and adds a footnote to APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. FSP Nos. 115-1 and 124-1 addresses the determination of when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. In addition, FSP Nos. 115-1 and 124-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in FSP Nos. 115-1 and 124-1 is effective for reporting periods beginning after December 15, 2005. We do not expect the implementation of FSP Nos. 115-1 and 124-1 to have a material impact on our financial position or results of operations.

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)
Note 3-Inventories
Inventories consist of the following:

	December 31,	September 30,
	2005	2005
Finished products	$118.4	$108.7
In-process products	12.6	12.9
Raw materials	44.4	43.4

	$175.4	$165.0

Note 4-Long-Term Debt
     Long-term debt consists of the following:

	December 31,	September 30,
	2005	2005
Senior Notes	$380.0	$380.0
Asset-based credit facility	—	—
Other long-term debt	5.0	5.0

	385.0	385.0
Less: current maturities	(1.5)	(1.5)

Long-term debt	$383.5	$383.5

The 9.625% senior secured notes (“Senior Notes”) are due on July 1, 2010 and require the payment of interest of $18.3 million on January 1 and July 1 of each year. We are restricted in the redemption of the Senior Notes per the terms of the agreement with the note holders. Prior to July 1, 2006, we are permitted to redeem up to 35% of the Senior Notes with the net cash proceeds of an equity offering. On and after July 1, 2007, we can redeem the Senior Notes subject to a redemption premium of 104.8% for the first 12 months and 102.4% for the following 12 months. On and after July 1, 2009, the Senior Notes can be redeemed at face value. As of December 31, 2006, we have restricted cash accounts of $12.6 million that are being held for the benefit of the bondholders upon the sales of Rexair, Inc. (“Rexair”) and Eljer Plumbingware, Inc. (“Eljer”) in the third quarter of fiscal 2005.
We also have an asset-based credit facility that matures on July 15, 2008. Under this facility, we can borrow up to $200.0 million subject to a borrowing base consisting of eligible accounts receivable and eligible inventory. The weighted-average interest rate associated with the asset-based facility was 5.3% for the first quarter of 2005. There were no balances outstanding under this facility during the first quarter of 2006. At December 31, 2005, we had approximately $113.7 million available to be borrowed under the asset-based credit facility, of which we had utilized approximately $39.3 million for letters of credit, leaving $74.4 million available for borrowings. In addition, we have outstanding foreign commercial letters of credit of $2.3 million which do not affect availability under the asset-based credit facility.
The availability under our asset-based credit facility must be reduced by the amount that our cash balance falls below the $42.0 million of excess proceeds we received upon the sale of Rexair. We are required to either reinvest the excess proceeds in our business or offer to redeem the Senior Notes at par within one year of the date of sale. Our cash balance exceeded $42.0 million at December 31, 2005, thus the availability under our asset-based credit facility was not impacted by this credit facility requirement.
We paid $0.8 million of interest on our borrowings during the first quarter of 2006 and $2.1 million during the first quarter of 2005. Additional information regarding our long-term debt can be found in our 2005 Annual Report on Form 10-K, filed on December 15, 2005.

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)
Note 5-Commitments and Contingencies
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
Changes in our warranty reserves during the first quarter of 2006 are as follows:

At September 30, 2005	$24.3
Warranty accrual	4.3
Cash payments	(4.1)

At December 31,2005	$24.5

Contingencies
During the first quarter of 2006, we reached a settlement with a state regarding past due taxes on property. As a result, we recorded a gain of $1.7 million, reducing our liability to the state to $0.3 million. This gain is included in corporate general and administrative expenses.
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
We have sold a number of assets and businesses over the last several years and have, on occasion, provided indemnifications for liabilities relating to product liability, environmental, insurance, tax and other claims. We have recorded reserves, net of escrow deposits totaling approximately $21.2 million as of December 31, 2005 for asserted and potential unasserted claims related to these liabilities. These amounts have not been discounted.
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

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)
Note 5-Commitments and Contingencies (continued)
We are investigating and remediating contamination at a number of present and former operating sites under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA’’ or “Superfund’’), the Federal Resource Conservation and Recovery Act or comparable state statutes or agreements with third parties. These proceedings are in various stages ranging from initial investigations to active settlement negotiations to the cleanup of sites. We have been named as a potentially responsible party at a number of Superfund sites under CERCLA or comparable state statutes. Under these statutes, responsibility for the entire cost of cleanup of a contaminated site can be imposed upon any current or former site owner or operator, or upon any party who sent waste to the site, regardless of the lawfulness of the original activities that led to the contamination. No information currently available reasonably suggests that projected expenditures associated with any of these proceedings or any remediation of these sites will have a material adverse effect on our financial condition, results of operations or cash flows.
As of December 31, 2005, we had accrued approximately $2.5 million ($0.7 million accrued as current liabilities and $1.8 million as non-current liabilities), including $0.9 million for discontinued operations, for environmental liabilities. These amounts are net of $13.8 million held in escrow and have not been discounted. We accrue an amount for each case when the likelihood of an unfavorable outcome is probable and the amount of loss associated with such unfavorable outcome is reasonably estimable. We believe that the range of liability for these matters could reach $15.8 million if it included cases where the likelihood of an unfavorable outcome is only reasonably possible. We cannot predict whether future developments in laws and regulations concerning environmental protection or unanticipated enforcement actions will require material capital expenditures or otherwise affect our financial condition, results of operations or cash flows in a materially adverse manner, or whether our businesses will be successful in meeting future demands of regulatory agencies in a manner which will not have a material adverse effect on our financial condition, results of operations or cash flows.
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
During the first quarter of 2006, we increased our reserves by $1.1 million for post-closing claims related to certain of our disposed businesses that have been accounted for as discontinued operations. Our reserves for these claims at December 31, 2005 total $1.5 million, net of $3.6 million in escrow.
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
New claims filed against Zurn were lower period-over-period. During the first quarter of 2006, approximately 1,900 new asbestos claims were filed against Zurn versus 2,200 in the first quarter of 2005. As of December 31, 2005, the number of asbestos claims pending against Zurn was approximately 66,300 compared to 69,900 as of September 30, 2005. The pending claims against Zurn as of December 31, 2005 were included in approximately 7,900 lawsuits, in which Zurn and an average of 100 other companies are named as defendants, and which cumulatively allege damages of approximately $10 billion against all defendants. The claims are handled pursuant to a defense strategy funded by Zurn’s insurers. Defense costs currently do not erode the coverage amounts in the insurance policies, although a few policies that will be accessed in the future may count defense costs toward aggregate limits.

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)
Note 5-Commitments and Contingencies (continued)
During the first quarter of 2006 and as of the end of such period, approximately 13,800 claims were paid and/or pending payment and approximately 2,900 claims were dismissed and/or pending dismissal. During the first quarter of 2005 and as of the end of such period, approximately 15,300 claims were paid and/or pending payment and approximately 1,100 claims were dismissed and/or pending dismissal. Since Zurn received its first asbestos claim in the 1980s, Zurn has paid or dismissed or agreed to settle or dismiss approximately 121,900 asbestos claims including dismissals or agreements to dismiss of approximately 27,200 of such claims through December 31, 2005.
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
Zurn estimates that its available insurance to cover its potential asbestos liability as of December 31, 2005 is approximately $292 million. Zurn believes, based on its experience in defending and dismissing such claims and the coverage available, that it has sufficient insurance to cover the pending and reasonably estimable future claims. This conclusion was reached after considering Zurn’s experience in asbestos litigation, the insurance payments made to date by Zurn’s insurance carriers, existing insurance policies, the industry ratings of the insurers and the advice of insurance coverage counsel with respect to applicable insurance coverage law relating to the terms and conditions of those policies. As of December 31, 2005 and September 30, 2005, Zurn recorded a receivable from its insurance carriers of $153 million, which corresponds to the amount of Zurn’s potential asbestos liability that is covered by available insurance and is probable of recovery.
However, there is no assurance that $292 million of insurance coverage will ultimately be available or that Zurn’s asbestos liabilities will not ultimately exceed this amount. Factors that could cause a decrease in the amount of available coverage include changes in law governing the policies, potential disputes with the carriers on the scope of coverage, and insolvencies of one or more of Zurn’s carriers.
Principally as a result of the past insolvency of certain of Zurn’s insurance carriers, coverage analysis reveals that certain gaps exist in Zurn’s insurance coverage, but only if and after Zurn uses approximately $222 million of its remaining approximate $292 million of insurance coverage. As noted above, the estimate of Zurn’s potential liability for asbestos claims pending against it and for claims estimated to be filed through 2015 is $153 million with the expected amount to be paid through 2015 being $114 million. In order to use approximately $267 million of the $292 million of its insurance coverage from solvent carriers, Zurn estimates that it would need to satisfy approximately $14 million of asbestos claims, with additional gaps of $80 million layered within the final $25 million of the $292 million of coverage. We will pursue, if necessary, any available recoveries on our approximately $148 million of coverage with insolvent carriers, which includes approximately $83 million of coverage attributable to the gaps discussed above. These estimates are subject to the factors noted above.
After review of the foregoing with Zurn and its consultants, we believe that the resolution of Zurn’s pending and reasonably estimable asbestos claims will not have a material adverse effect on Zurn’s financial condition, results of operations or cash flows.

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)
Note 6 — Comprehensive Earnings
     The components of comprehensive earnings are as follows:

	First Quarter
	2006	2005
		(Restated)
Net earnings	$10.7	$5.5
Foreign currency translation adjustments, net of tax	(3.6)	11.8
Minimum pension liability adjustment, net of tax	0.5	(0.9)
Net unrealized loss on investments, net of tax	(0.1)	(0.1)

Comprehensive earnings	$7.5	$16.3

Note 7 — Earnings Per Share
The information required to compute net earnings per basic and diluted share is as follows:

	First Quarter
	2006	2005
Basic weighted-average number of common shares outstanding	76.1	75.0
Effect of potentially dilutive securities:
Stock options	0.3	0.5
Restricted stock	0.6	0.3

Diluted weighted-average number of common shares outstanding	77.0	75.8

Options to purchase 0.4 million and 0.1 million shares in the first quarter of 2006 and 2005, respectively, were not included in the computation of diluted earnings per share because the exercise prices of these options exceeded the average market price of the common shares during the respective periods.
Note 8 — Stock Based Compensation
We maintain incentive stock plans that provide for grants of stock options and restricted stock awards to our directors, officers and key employees. The stock plans are described more fully below.
Adoption of New Accounting Guidance and Transition
Prior to October 2, 2005, we accounted for these plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, (“APB 25”) as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). No compensation cost was recognized in the Statement of Earnings prior to October 2, 2005 related to stock option grants as they all had an exercise price equal to the market value of the underlying common stock on the date of grant. The restricted stock awards granted under those plans were measured at fair value, which was determined as the closing market value of the stock on the date of the grant, and amortized over the vesting period in tranches consistent with our previous accounting policy of recognizing expense for awards with graded vesting under the expense attribution method described in FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and other Variable Stock Option or Award Plans (“FIN 28”).

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)
Note 8 — Stock Based Compensation (continued)
Effective October 2, 2005, we adopted the fair value recognition provisions of FASB Statement No. 123R, Share-Based Payment, and related interpretations (“SFAS No. 123R”) using the modified-prospective transition method. Under that method, compensation cost recognized in the first quarter of 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, October 2, 2005 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation cost for all share-based payments granted on or subsequent to October 2, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Compensation cost related to stock awards granted prior to, but not vested as of, October 2, 2005 continues to be amortized using the expense attribution method described in FIN 28, while compensation cost associated with stock awards granted on or after October 2, 2005 is being recognized on a straight-line basis over the requisite service period for the entire award in accordance with the provisions of SFAS No. 123R. Results for the prior periods have not been restated.
Prior to the adoption of SFAS No. 123R, we recognized compensation cost over the explicit service period for restricted stock awards subject to acceleration of vesting upon retirement. This policy has changed upon the adoption of SFAS No. 123R. For awards granted prior to the adoption of SFAS No. 123R, we continue to recognize compensation cost over the explicit service period and will accelerate any remaining unrecognized compensation cost when an employee actually retires. For awards granted or modified after the adoption of SFAS No. 123R and subject to acceleration of vesting upon retirement, compensation cost is recognized over a service period ending no later than the date the employee first becomes eligible for retirement. Had we recognized any remaining unrecognized compensation cost at the point when an employee became eligible for retirement, compensation cost would have decreased in the first quarter of 2006 by approximately $0.3 million and increased by approximately $1.1 million in the first quarter of 2005.
Prior to the adoption of SFAS No. 123R, we presented the tax benefit of deductions arising from the exercise of stock options as operating cash flows in the Condensed Consolidated Statement of Cash Flows. SFAS No. 123R requires that we classify the cash flows resulting from the tax benefit that arises when the tax deductions exceed the compensation cost recognized for those options (excess tax benefits) as financing cash flows. The excess tax benefits, which were less than $0.1 million for the first quarter of 2006, would have been classified as an operating cash inflow if we had not adopted SFAS No. 123R.
Pro Forma Information Under SFAS No. 123 for Periods Prior to Fiscal 2006
The table below illustrates the effect on net earnings and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to options granted in the first quarter of 2005. For purposes of this disclosure, the fair value of the options is estimated using a Black-Scholes-Merton (BSM) option-pricing formula, applying the following assumptions:

First Quarter
2005
Expected term (in years)	4.0
Risk-free interest rate	3.34%
Expected volatility	63%
Expected dividend yield	0%
We estimated the expected term and expected volatility of the stock options based upon historical data. The weighted-average fair value of options granted during the first quarter of 2005 was $4.86. Forfeitures were recognized as they occurred.
The estimated value is amortized to expense over each option grants’ respective vesting period. The following table is presented in millions, except per-share amounts.

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)
Note 8 — Stock Based Compensation (continued)

First Quarter
2005
Net earnings, as reported:	$5.5
Share-based employee compensation cost, net of tax	0.8
Total share-based employee compensation cost determined under the fair value method, net of tax	(1.0)

Pro forma net earnings	$5.3

Earnings per share:
Basic — as reported	$0.07
Basic — pro forma	0.07
Diluted — as reported	$0.07
Diluted — pro forma	0.07
Valuation and Expense Information under SFAS No. 123R
The adoption of SFAS No. 123R had a negligible impact on our earnings before income taxes and net earnings for the first quarter of 2006. Accordingly, the adoption of SFAS No. 123R did not have an effect on earnings per share for the first quarter of 2006. We recorded compensation costs of $1.0 million and $1.4 million for the first quarter of 2006 and 2005, respectively. We recognized a tax benefit for share-based compensation arrangements of $0.4 million in both the first quarters of 2006 and 2005.
As required by SFAS No. 123R, we now estimate forfeitures of employee stock options and recognize compensation cost only for those awards expected to vest. Forfeiture rates are determined for three groups of employees-directors, senior management and all other employees-based on historical experience. Estimated forfeitures are now adjusted to actual forfeiture experience as needed. The cumulative effect of adopting SFAS No. 123 of $0.2 million, which represents estimated forfeitures for restricted stock awards outstanding at the date of adoption, was not material and therefore has been recorded as a reduction of our stock-based compensation costs in SG&A expense rather than displayed separately as a cumulative change in accounting principle in the Condensed Consolidated Statement of Earnings.
In connection with the adoption of SFAS No. 123R, we estimate the fair value of each stock option on the date of grant using a BSM option-pricing formula, applying the following assumptions, and amortize that value to expense over the option’s vesting period using the straight-line attribution approach:

First Quarter
2006
Expected term (in years)	5.6
Risk-free interest rate	4.26%
Expected volatility	72%
Expected dividend yield	0%

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)
Note 8 — Stock Based Compensation (continued)
Expected Term: The expected term represents the period over which the share-based awards are expected to be outstanding. It has been determined using the “shortcut method” described in Staff Accounting Bulletin Topic 14.D.2, which is based on a calculation to arrive at the midpoint between the vesting date and the end of the contractual term.
Risk-Free Interest Rate: We based the risk-free interest rate used in our assumptions on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equivalent to the stock option award’s expected term.
Expected Volatility: The volatility factor used in our assumptions is based on the historical price of our stock over the most recent period commensurate with the expected term of the stock option award.
Expected Dividend Yield: We do not intend to pay dividends on our common stock for the foreseeable future. Accordingly, we use a dividend yield of zero in our assumptions.
Incentive Stock Plans
We maintain incentive stock plans that provide for the grants of stock options and restricted stock awards to our directors, officers and key employees. As of December 31, 2005, there were 2,769,708 shares of common stock reserved for issuance under our stock plans. Under these stock plans, stock options must be granted at an option price equal to the closing market value of the stock on the date of the grant. Options granted under these plans, prior to October 2, 2005, become exercisable over four years in equal annual installments after the date of grant, with the exception of directors’ options which cliff vest after six months, provided that the individual is continuously employed by our company. Options granted in the first quarter of 2006 become exercisable over three years in equal annual installments after the date of grant, with the exception of directors’ options which cliff vest after six months, provided that the individual is continuously employed by our company. All options granted expire ten years from the date of grant. We had authorization under our stock plans to grant 2,958,811 additional stock awards at December 31, 2005.
At December 31, 2005 and 2004, respectively, we had 1,412,883 and 1,341,204 restricted shares of our common stock (“restricted stock awards”) outstanding. Restricted stock awards granted in the first quarter of 2006 vest ratably over three years. Restricted stock awards granted in fiscal 2005 either vest in annual increments over four years or at the end of three years. Restricted stock awards issued in prior years either vest in equal annual increments over four years or vest over seven years (either in thirds-on the third year, fifth year and seventh year—or solely at the end of the seventh year). The weighted-average fair value of restricted stock awards granted was $8.23 per share during the first quarter of 2006 and $9.52 per share during the first quarter of 2005.
In order to better align our stock compensation plans with our human resource goals, we plan to rebalance future grant awards to favor restricted stock awards over stock option awards.
A summary of option activity under our stock plans as of December 31, 2005 and the changes during the first quarter of 2006 is presented below:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Instrinsic
	Number of	Exercise	Contractual	Value
Options	Options	Price	Term	($000)
Outstanding at September 30, 2005	1,266,032	$5.37
Granted	48,750	8.19
Exercised	(47,500)	4.84
Forfeited or expired	(50,875)	6.95
Outstanding at December 31, 2005	1,216,407	5.44	6.2	$3,776

Vested or expected to vest at December 31, 2005	1,173,466	5.42	6.1	3,664

Exercisable at December 31, 2005	838,907	$5.21	5.5	$2,701

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)
Note 8 — Stock Based Compensation (continued)
The weighted-average fair value of stock options granted during the first quarter of 2006 was $5.32. The total intrinsic value of stock options exercised was $0.2 million during the first quarter of 2006 and was less than $0.1 million in the first quarter of 2005. As of December 31, 2005, there was $1.2 million of total unrecognized compensation cost related to the stock options granted under our stock plans. That cost is expected to be recognized over a weighted-average period of 1.8 years.
A summary of the status of our restricted stock awards as of December 31, 2005 and changes during the first quarter of 2006 is presented below:

		Weighted-
		Average
	Number of	Fair Value
	Shares	at Grant Date
Nonvested at September 30, 2005	1,012,204	$9.41
Granted	472,058	8.23
Vested	(34,820)	13.22
Forfeited or expired	(36,559)	9.36

Nonvested at December 31, 2005	1,412,883	$8.92

As of December 31, 2005, there was $7.3 million of total unrecognized compensation cost related to restricted stock awards granted under our stock plans. That cost is expected to be recognized over a weighted-average period of 2.6 years. The total fair value of restricted stock awards vested during the first quarter of 2006, based on the closing price on the vesting date, was $0.3 million. No restricted stock awards vested during the first quarter of 2005.
Cash received from the exercise of stock options under our stock plans for the first quarter of 2006 was $0.3 million. The tax benefit realized from tax deductions we can take as a result of these exercises was immaterial.
We have a policy of issuing treasury shares to satisfy share option exercises.
Note 9 — Pension and Retirement Plans
We sponsor a number of non-contributory defined benefit pension plans and a number of defined contribution plans. Additionally, we provide other post-retirement benefits, such as health care and life insurance benefits, to certain groups of retirees, with most retirees contributing a portion of our costs.

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)
Note 9 — Pension and Retirement Plans (continued)
The components of net periodic expense for our defined benefit pension and other post-retirement benefit plans are as follows:

	Pension Plans		Other Plans
	First Quarter		First Quarter
	2006	2005	2006	2005
Service cost	$1.5	$2.0	$0.1	$0.1
Interest cost	5.9	5.8	0.2	0.2
Expected return on plan assets	(9.0)	(8.8)	—	—
Amortization of prior service cost	0.3	0.4	(0.2)	(0.3)
Amortization of net actuarial loss	2.1	1.4	—	—
Curtailment/settlement	0.6	—	—	—

Periodic expense of defined benefit plans including discontinued operations	1.4	0.8	0.1	—
Net reclassification adjustment for discontinued operations	—	(0.8)	—	—

Net periodic expense of:
Defined benefit plans	1.4	—	0.1	—
Defined contribution plans	0.4	0.4	—	—

Net periodic expense	$1.8	$0.4	$0.1	$—

During the first quarter of 2006, we made an offer to certain retired or terminated vested participants in our defined benefit pension plans to pay them their future nonqualified benefits as a one-time lump sum payment, instead of in scheduled monthly payments. There were 27 participants who accepted the offer, resulting in a payment of $3.0 million in benefits and a settlement charge of $0.6 million, which is included in other income, net.
Our funding policy is to contribute amounts to our pension plans sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974 or U.K. law and pension regulations, plus such additional amounts as we may determine to be appropriate from time to time. During the first quarter of 2006, we contributed $0.4 million to our foreign pension plans and expect to contribute another $3.4 million to our foreign pension plans during the remainder of fiscal 2006.
Note 10 — Restructuring Costs
The activity in the restructuring liability accounts by cost category is as follows:

	Lease and	Severance
	Contract-Related	and Related	Total
	Costs	Costs	Costs
At September 30, 2005	$1.7	$2.1	$3.8
Charges	0.1	1.5	1.6
Cash payments	(0.1)	(2.2)	(2.3)

At December 31, 2005	$1.7	$1.4	$3.1

We recorded restructuring charges of $1.6 million during the first quarter of 2006. These charges were for the closure of our Asia office, staff reductions in the U.K. and domestic bath business and the continued implementation of other overhead reductions. In the first quarter of 2006, management approved a plan to close our Asia sales and administration office, which was closed effective December 31, 2005. These operations are being absorbed into our domestic and European subsidiaries. We incurred severance and lease related charges of $0.6 million associated with this closure, and 11 employees were terminated.

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)
Note 10 — Restructuring Costs (continued)
Approximately $2.2 million of the accrued restructuring costs at December 31, 2005 are included in the balance sheet caption “Accrued expenses and other current liabilities,” while the remaining $0.9 million are recorded in the balance sheet caption “Other non-current liabilities.” We expect the remaining accruals to be paid with cash over the next three years as provided by the severance and lease agreements.
Note 11 — Discontinued Operations
On April 15, 2005, our Board of Directors adopted a plan to dispose of our investment in SJ, and on May 20, 2005, our Board of Directors approved a plan to dispose of Eljer. In the third quarter of fiscal 2005, we completed the sale of substantially all the assets, the current liabilities, the long-term retiree medical liability and certain other liabilities of Eljer. Eljer’s operations were included in our Bath Products segment prior to its sale.
Both of these disposal plans qualified for treatment as discontinued operations in accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). Therefore, the operating results of these discontinued operations were not included in our results from continuing operations. Instead, the results were recorded as loss from discontinued operations.
Summarized results of the discontinued operations are as follows:

	First Quarter
	2006	2005
Net sales	$14.2	$47.8
Operating loss	(1.2)	(2.3)
Loss from discontinued operations	(0.6)	(1.1)
The assets and liabilities of discontinued operations are included in assets held for sale and liabilities associated with assets held for sale, respectively, until they are sold. The major classes of assets and liabilities classified as held for sale are as follows:

	December 31,	September 30,
	2005	2005
Cash	$7.6	$7.3
Trade receivables, net	14.8	16.4
Inventories	23.5	25.0
Other current assets	1.4	1.3
Deferred taxes	15.4	15.3
Property, plant and equipment, net	2.7	4.2
Other non-current assets	0.2	0.2

Assets held for sale	$65.6	$69.7

Notes payable	$—	$0.8
Trade accounts payable	8.8	8.1
Other current liabilities	10.5	11.3
Other non-current liabilities	36.8	36.7
Minority interest	9.1	10.0

Liabilities associated with assets held for sale	$65.2	$66.9

Also, included in assets held for sale under the classification of property, plant and equipment are properties held for sale of $1.7 million at December 31, 2005 and $2.8 million at September 30, 2005. These properties are currently being marketed for sale and meet all of the criteria for classification as held for sale at December 31, 2005 as required by SFAS No. 144. These properties are recorded at the lower of their carrying value or fair value less costs to sell.

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)
Note 11 — Discontinued Operations (continued)
Pension Plan
SJ operates a contributory defined benefit pension plan (“The Plan”) covering certain of its employees in its United Kingdom based subsidiaries. The benefits covered by the Plan are based on years of service and compensation history. Plan assets are primarily invested in equities, fixed income securities and government securities.
Pension costs amounted to $2.0 million for the first quarter of 2006 and $1.0 million for the same quarter last year. The net periodic costs include the following components:

	First Quarter
	2006	2005
Service cost	$0.5	$0.5
Interest cost	2.6	2.5
Expected return on plan assets	(2.5)	(2.7)
Recognition of actuarial loss	1.4	0.7

Net periodic expense	$2.0	$1.0

SJ’s funding policy with respect to the Plan is to contribute annually not less than the minimum required by applicable U.K. law and pension regulations. Amounts payable are determined on the advice of the Plan’s actuaries. SJ contributed $0.9 million to the Plan in the first quarter of 2006 and anticipates that contributions will total $3.3 million during fiscal 2006.
Our share of SJ’s pension benefit cost is included in loss from discontinued operations, and our share of SJ’s minimum pension liability is included in accumulated other comprehensive earnings.
Note 12 — Income Taxes
Our effective tax rate for the first quarter of 2006 is 42.1% as compared to 37.0% for the first quarter of 2005. The increase in tax rate is the result of the change in the mix of foreign and domestic earnings.
We have appealed various issues relating to the Federal audit of our U.S. consolidated returns for 1998 through 2002. We have recorded reserves that are adequate to cover any assessment if our appeals are rejected. In addition, several states and various other countries have examinations either in the planning stages or currently underway.
Note 13 — Segment Data
We manufacture and distribute a broad range of consumer and industrial products through our operating subsidiaries in two business segments — Bath Products and Plumbing Products. Our Bath Products segment manufactures whirlpool baths, spas, showers, sanitary ware, including sinks and toilets, and bathtubs for the construction and remodeling markets. Our Plumbing Products segment manufactures professional grade drainage, water control, commercial brass and PEX piping products primarily for the commercial and institutional construction, renovation and facilities maintenance markets. Our results of operations are reported in three business segments, consisting of the Bath Products segment, the Plumbing Products segment and the Rexair segment, which was sold on June 30, 2005. Stock compensation expense is allocated to the segments. The following is a summary of the significant accounts and balances by segment, reconciled to the consolidated totals.

	Bath	Plumbing		Corporate	Consolidated
	Products	Products	Rexair	and Other	Total
Net Sales
First Quarter 2006	$174.2	$92.9	$-	$-	$267.1
2005	180.9	76.8	23.8	-	281.5

Total Operating Income (Loss)
First Quarter 2006	$5.9	$18.1	$-	$(2.9)	$21.1
2005	4.6	15.2	6.5	(5.5)	20.8

Capital Expenditures
First Quarter 2006	$1.7	$1.3	$-	$-	$3.0
2005	3.0	0.9	0.1	0.1	4.1

Depreciation and Amortization
First Quarter 2006	$4.2	$1.2	$-	$0.3	$5.7
2005	3.5	1.4	0.8	0.9	6.6

Restructuring Charges Included in Operating Income (Loss)
First Quarter 2006	$1.4	$-	$-	$0.2	$1.6
2005	1.5	-	-	-	1.5

Assets
As of December 31, 2005	$455.5	$298.6	$-	$518.6	$1,272.7
As of September 30, 2005	480.9	295.6	-	513.0	1,289.5

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)
Note 14 — Supplemental Joint Issuer and Guarantor Financial Information
The following represents the supplemental consolidating condensed financial statements of Jacuzzi Brands, Inc. (“JBI”), which is the issuer of our Senior Notes, the subsidiaries which are guarantors of the Senior Notes and our subsidiaries which are not guarantors of the Senior Notes as of December 31, 2005 and September 30, 2005 and for each of the three months ended December 31, 2005 and 2004. Certain of our existing and future domestic restricted subsidiaries guarantee the Senior Notes, jointly and severally, on a senior basis. The Senior Notes are secured by a first-priority lien on and security interest in substantially all of our domestic real property, plant and equipment. The Senior Notes are also secured by a second-priority lien on and security interest in the assets that secure the asset-based credit facility (see our 2005 Annual Report on Form 10-K, filed on December 15, 2005). Separate consolidated financial statements of each guarantor are not presented, as we have determined that they would not be material to investors.

	For the Three Months Ended December 31, 2005
		Combined	Combined
		Guarantor	Non-Guarantor
	JBI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$193.4	$75.4	$(1.7)	$267.1
Operating costs and expenses:
Cost of products sold	—	132.8	53.8	(1.7)	184.9
Selling, general and administrative expenses	2.7	38.3	18.5		59.5
Restructuring charges	0.2	0.4	1.0		1.6

Operating (loss) income	(2.9)	21.9	2.1	—	21.1
Interest expense	(9.9)	(0.2)	(0.2)		(10.3)
Interest income	1.0	0.2	0.2		1.4
Intercompany interest (expense) income, net	(7.4)	7.0	0.4		—
Equity in earnings (losses) of investees, net	20.1	2.0	—	(22.1)	—
Other (expense) income, net	(0.5)	9.1	0.1		8.7
Other intercompany income (expense), net	7.0	(7.7)	0.7		—

Earnings (loss) before income taxes and discontinued operations	7.4	32.3	3.3	(22.1)	20.9
Benefit from (provision for) income taxes	4.7	(12.2)	(1.3)		(8.8)

Earnings (loss) from continuing operations	12.1	20.1	2.0	(22.1)	12.1
(Loss) earnings from discontinued income taxes	(1.4)	(1.4)	—	1.4	(1.4)

Net earnings (loss)	$10.7	$18.7	$2.0	$(20.7)	$10.7

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)
Note 14 — Supplemental Joint Issuer and Guarantor Financial Information (Continued)

	For the Three Months Ended December 31, 2004
		Combined	Combined
		Guarantor	Non-Guarantor
	JBI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$193.9	$91.1	$(3.5)	$281.5
Operating costs and expenses:
Cost of products sold	—	130.2	64.1	(3.5)	190.8
Selling, general and administrative expenses	5.4	44.2	18.8		68.4
Restructuring charges	—	1.5	—		1.5

Operating (loss) income	(5.4)	18.0	8.2	—	20.8
Interest expense	(11.7)	(0.2)	(0.2)		(12.1)
Interest income	—	0.4	0.6		1.0
Intercompany interest (expense) income, net	(3.8)	3.7	0.1		—
Equity in earnings (losses) of investees, net	15.5	5.8	—	(21.3)	—
Other income (expense), net	0.7	(1.2)	1.2		0.7
Other intercompany income (expense), net	6.4	(5.6)	(0.8)		—

Earnings (loss) before income taxes and discontinued operations	1.7	20.9	9.1	(21.3)	10.4
Benefit from (provision for) income taxes	4.9	(5.4)	(3.3)		(3.8)

Earnings (loss) from continuing operations	6.6	15.5	5.8	(21.3)	6.6
(Loss) earnings from discontinued income taxes	(1.1)	(1.1)	—	1.1	(1.1)

Net earnings (loss)	$5.5	$14.4	$5.8	$(20.2)	$5.5

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)
Note 14 — Supplemental Joint Issuer and Guarantor Financial Information (Continued)

	At December 31, 2005
		Combined	Combined
		Guarantor	Non-Guarantor
	JBI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$93.7	$(8.8)	$36.5	$—	$121.4
Trade receivables, net	—	97.9	74.1	—	172.0
Inventories	—	126.9	48.5	—	175.4
Deferred income taxes	7.9	19.4	0.3	—	27.6
Assets held for sale	—	0.7	64.9	—	65.6
Prepaid expenses and other current assets	2.8	6.1	12.0	—	20.9

Total current assets	104.4	242.2	236.3	—	582.9

Restricted cash collateral accounts	12.6	—	—	—	12.6
Property, plant and equipment, net	1.1	48.9	50.4	—	100.4
Pension assets	148.5	—	—	—	148.5
Insurance for asbestos claims	—	153.0	—	—	153.0
Goodwill	—	176.7	50.3	—	227.0
Other non-current assets	28.8	19.3	0.2	—	48.3
Investment in subsidiaries/ Intercompany receivable (payable), net	480.0	993.0	185.1	(1,658.1)	—

Total assets	$775.4	$1,633.1	$522.3	$(1,658.1)	$1,272.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$—	$25.3	$—	$25.3
Current maturities of long-term debt	—	1.5	—	—	1.5
Trade accounts payable	—	47.9	42.4	—	90.3
Income taxes payable	19.7	7.0	0.3	—	27.0
Liabilities associated with assets held for sale	—	—	65.2	—	65.2
Accrued expenses and other current liabilities	24.6	54.7	27.7	—	107.0

Total current liabilities	44.3	111.1	160.9	—	316.3

Long-term debt	380.0	3.5	—	—	383.5
Deferred income taxes	16.9	(1.7)	(10.3)	—	4.9
Asbestos claims	—	153.0	—	—	153.0
Other non-current liabilities	40.2	53.1	27.7	—	121.0

Total liabilities	481.4	319.0	178.3	—	978.7
Commitments and contingencies Stockholders’ equity	294.0	1,314.1	344.0	(1,658.1)	294.0

Total liabilities and stockholders’ equity	$775.4	$1,633.1	$522.3	$(1,658.1)	$1,272.7

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)
Note 14 — Supplemental Joint Issuer and Guarantor Financial Information (Continued)

	At September 30, 2005
		Combined	Combined
		Guarantor	Non-Guarantor
	JBI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$84.1	$(7.0)	$33.1	$—	$110.2
Trade receivables, net	—	118.9	81.6	—	200.5
Inventories	—	116.9	48.1	—	165.0
Deferred income taxes	7.9	19.4	0.6	—	27.9
Assets held for sale	—	1.8	67.9	—	69.7
Prepaid expenses and other current assets	4.4	5.9	12.3	—	22.6

Total current assets	96.4	255.9	243.6	—	595.9

Restricted cash collateral accounts	12.4	—	—	—	12.4
Property, plant and equipment, net	1.2	50.5	52.0	—	103.7
Pension assets	146.8	1.0	—	—	147.8
Insurance for asbestos claims	—	153.0	—	—	153.0
Goodwill	—	176.7	51.5	—	228.2
Other non-current assets	30.6	17.6	0.3	—	48.5
Investment in subsidiaries/ Intercompany receivable (payable), net	475.7	985.2	180.7	(1,641.6)	—

Total assets	$763.1	$1,639.9	$528.1	$(1,641.6)	$1,289.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$—	22.0	$—	$22.0
Current maturities of long-term debt	—	1.5	—	—	1.5
Trade accounts payable	0.3	58.0	47.4	—	105.7
Income taxes payable	19.3	6.0	(0.6)	—	24.7
Liabilities associated with assets held for sale	—	—	66.9	—	66.9
Accrued expenses and other current liabilities	17.9	63.9	32.6	—	114.4

Total current liabilities	37.5	129.4	168.3	—	335.2

Long-term debt	380.0	3.5	—	—	383.5
Deferred income taxes	17.4	(1.2)	(10.6)	—	5.6
Asbestos claims	—	153.0	—	—	153.0
Other liabilities	43.0	55.8	28.2	—	127.0

Total liabilities	477.9	340.5	185.9	—	1,004.3
Stockholders’ equity	285.2	1,299.4	342.2	(1,641.6)	285.2

Total liabilities and stockholders’ equity	$763.1	$1,639.9	$528.1	$(1,641.6)	$1,289.5

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)
Note 14 — Supplemental Joint Issuer and Guarantor Financial Information (Continued)

	For the Three Months Ended December 31, 2005
		Combined	Combined
		Guarantor	Non-Guarantor
	JBI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$17.6	$(20.9)	$2.7	$—	$(0.6)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(2.0)	(1.0)	—	(3.0)
Collection of a non-operating note receivable	—	9.3	—	—	9.3
Proceeds from the sale of excess real estate	—	1.8	(0.1)	—	1.7
Other	—	(0.1)	—	—	(0.1)
Net transfers with subsidiaries	(7.8)	4.4	—	3.4	—

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(7.8)	13.4	(1.1)	3.4	7.9

FINANCING ACTIVITIES:
Proceeds from long-term debt	—	—	—	—	—
Repayment of long-term debt	—	—	—	—	—
Payment for Stock Option exchange	—	—	—	—	—
Proceeds from stock option exercise	—	0.3	—	—	0.3
Increase in notes payable, net	—	—	3.8	—	3.8
Net transfers with parent	—	7.8	(4.4)	(3.4)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	—	8.1	(0.6)	(3.4)	4.1

Effect of exchange rate changes on cash and cash equivalents	(0.2)	(2.4)	2.4	—	(0.2)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9.6	(1.8)	3.4	—	11.2

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	84.1	(7.0)	33.1	—	110.2

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$93.7	$(8.8)	$36.5	$—	$121.4

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Tabular amounts in millions)
(unaudited)
Note 14 — Supplemental Joint Issuer and Guarantor Financial Information (Continued)

	For the Three Months Ended December 31, 2004
		Combined	Combined
		Guarantor	Non-Guarantor
	JBI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$75.5	$(65.0)	$(14.5)		$(4.0)

INVESTING ACTIVITIES:
Proceeds from sale of businesses, net	—	—	—		—
Purchases of property, plant and equipment	(0.1)	(2.4)	(1.6)		(4.1)
Proceeds from sale of excess real estate	—	—	—		—
Net transfers with subsidiaries	(79.3)	(16.0)	—	95.3	—

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(79.4)	(18.4)	(1.6)	95.3	(4.1)

FINANCING ACTIVITIES:
Proceeds from long-term debt	8.1	—	—		8.1
Repayment of other long-term debt	(7.2)	—	—		(7.2)
Payment for Stock Option exchange	(0.2)	—	—		(0.2)
Proceeds from stock option exercises	—	—	—		—
Increase in notes payable, net	—	—	2.1		2.1
Net transfers with parent	—	79.3	16.0	(95.3)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	0.7	79.3	18.1	(95.3)	2.8

Effect of exchange rate changes on cash and cash equivalents	2.9	(0.9)	0.9	—	2.9

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(0.3)	(5.0)	2.9	—	(2.4)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	0.9	1.0	37.7	—	39.6

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$0.6	$(4.0)	$40.6	$—	$37.2

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
Forward-looking information involves risks and uncertainties. This information is based on various factors and assumptions about future events that may or may not actually come true. As a result, our operations and financial results in the future could differ substantially from those we have discussed in the forward-looking statements in this Quarterly Report and other documents that have been filed or furnished with the Securities and Exchange Commission. In particular, various economic and competitive factors, including those outside our control, such as interest rates, foreign currency exchange rates, inflation rates, instability in domestic and foreign financial markets, acts of war, terrorist acts, outbreak of new diseases, consumer spending patterns, energy costs and availability, freight costs, availability of consumer and commercial credit, adverse weather, levels of residential and commercial construction, changes in raw material and component costs and the creditworthiness of our customers, insurers and investees, could cause our actual results during the remainder of fiscal 2006 and in future years to differ materially from those expressed in any forward-looking statement made in this Quarterly Report on Form 10-Q. In addition, under the heading “Critical Accounting Policies and Estimates” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K, we describe various estimates and assumptions that we make that affect the reported amounts of assets, liabilities, sales and expenses as well as the disclosure of contingent assets and liabilities. Future revisions to these estimates and assumptions may cause these amounts, when reported, to differ materially from those expressed in any forward-looking statement made in this Quarterly Report on Form 10-Q, particularly with respect to statements relating to pension and other post-retirement benefits, asbestos liabilities, self-insurance reserves, inventories and trade receivables. All subsequent written and oral forward-looking statements attributable to Jacuzzi Brands, Inc. and our subsidiaries are expressly qualified in their entirety by the foregoing factors.
Overview
We are a leading global producer of branded bath and plumbing products for the residential, commercial and institutional markets. We manufacture and distribute a broad range of products through our operating subsidiaries in two business segments — Bath Products and Plumbing Products. Our Bath Products segment manufactures whirlpool baths, spas, showers, sanitary ware, including sinks and toilets, and bathtubs for the construction and remodeling markets. Our Plumbing Products segment manufactures professional grade drainage, water control, commercial brass and PEX piping products for the commercial and institutional construction, renovation and facilities maintenance markets. Our results of operations are reported in three business segments, consisting of the Bath Products segment, the Plumbing Products segment and the Rexair segment, which was sold on June 30, 2005.
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
Housing starts, residential re-sales, consumer spending and remodeling expenditures have a major impact on the consumer-focused bath and spa businesses of our Bath Products segment. The Bath Products segment generates the majority of its sales in the residential construction and remodeling markets. We believe that worldwide macro-economic and demographic factors such as population growth and household formation will continue to drive demand in these markets over the long-term.

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
On April 15, 2005, our Board of Directors adopted a plan to dispose of our investment in SJ, and on May 20, 2005, the Board of Directors approved a plan to dispose of Eljer. In the third quarter of fiscal 2005, we completed the sale of substantially all the assets, the current liabilities, the long-term retiree medical liability and certain other liabilities of Eljer. Eljer’s operations were included in our Bath Products segment prior to its sale.
Both of these disposal plans qualified for treatment as discontinued operations in accordance with SFAS No. 144. Therefore, the operating results of these discontinued operations were not included in our results from continuing operations. Instead, the results were recorded as loss from discontinued operations.
Summarized results of these discontinued operations are as follows:

	First Quarter
	2006	2005
Net sales	$14.2	$47.8
Operating loss	(1.2)	(2.3)
Loss from discontinued operations	(0.6)	(1.1)
These results are excluded from the following discussion of Results of Operations.
Results of Operations
Overall

	First Quarter
	2006	2005
Net sales
Bath Products	$174.2	$180.9
Plumbing Products	92.9	76.8
Rexair	—	23.8

Total net sales	$267.1	$281.5

Operating income
Bath Products	$5.9	$4.6
Plumbing Products	18.1	15.2
Rexair	—	6.5

	24.0	26.3
Corporate expenses	(2.9)	(5.5)

Total operating income	$21.1	$20.8

Net sales for the first quarter of 2006 decreased 5.1% to $267.1 million from $281.5 million in the same period last year. The overall sales decrease was driven primarily by the absence of Rexair sales in the first quarter of 2006 as a result of the June 30, 2005 disposition. Rexair contributed $23.8 million of sales in the first quarter of 2005. The decrease in net sales attributable to the sale of Rexair was partially offset by a 21.0% increase in Plumbing Products sales. Sales in the first quarter of 2006 were negatively impacted by $4.5 million from unfavorable foreign currency exchange rate fluctuations.
Operating income increased $0.3 million to $21.1 million in the first quarter of 2006 as improved operating results in our Plumbing Products and Bath Products segments and reduced selling, general and administrative costs offset the loss of operating income attributable to the sale of Rexair. Selling, general and administrative costs in the first quarter of 2006 included $1.6 million of restructuring charges and a $1.7 million gain from the settlement of a property tax liability. Operating income in the first quarter of 2005 included restructuring charges of $1.5 million.

Bath Products
Sales in the Bath Products segment decreased by $6.7 million in the first quarter of 2006 in comparison with the same period in 2005. Sales were negatively impacted by $4.5 million in unfavorable currency exchange rate fluctuations. Price increases initiated to help mitigate higher raw material costs partially offset volume decreases in the U.K., Italian and German markets. Although we do not anticipate any significant recovery in these markets during 2006, we expect to generate sales growth in other European markets.
Operating income in the Bath Products segment increased by $1.3 million in the first quarter of 2006 compared to the first quarter of 2005. The increase was primarily due to improved manufacturing efficiencies, reduced scrap and lower selling, general and administrative expenses. Higher product prices helped to offset raw material increases and lower volume. Selling, general and administrative expenses decreased as a result of lower salaries and benefit costs, reduced spending for advertising, marketing and legal costs and reduced bad debt expense. Operating income in the first quarter of 2006 was impacted by $0.2 million in unfavorable foreign currency exchange rate fluctuations.
Operating income included restructuring charges of $1.4 million in the first quarter of 2006 and $1.5 million in the first quarter of 2005. The 2006 restructuring charges were primarily related to the closure of the Asia office as well as staffing and other overhead reductions in the U.S. and U.K. Restructuring charges in the first quarter of 2005 were mainly associated with the consolidation of administrative functions into the Dallas, TX shared services center.
Plumbing Products
Sales in the Plumbing Products segment increased by $16.1 million to $92.9 million in the first quarter of 2006 compared to the same period last year. The higher sales were driven by growth in all product lines primarily due to product enhancements, market penetration and industry growth. Sales increased in the Zurn PEX line, primarily as a result of the continued conversion from copper to PEX throughout the U.S. Sales were especially strong at Wilkins as a result of increased market penetration primarily driven by new product innovation and its reputation for outstanding customer service. In addition, price increases were initiated to help offset the rising cost of raw materials.
Operating income for the first quarter of 2006 increased by $2.9 million to $18.1 million compared to the first quarter of 2005. The increase was principally due to strong sales volume.
Rexair
We sold our investment in Rexair on June 30, 2005. In conjunction with the sale, we obtained a 30% equity interest in Rexair’s new parent company, which is accounted for under the equity method. Therefore, the table above only includes Rexair’s operations for the first quarter of 2005. Rexair is not being accounted for as a discontinued operation as a result of our continuing investment.
Corporate Expenses
Corporate expenses decreased to $2.9 million in the first quarter of 2006 from $5.5 million in the first quarter of 2005. The decrease was due to a gain from a property tax settlement ($1.7 million) that was resolved in the first quarter of 2006, lower legal and other professional fees ($1.0 million) and lower corporate salaries ($0.3 million). Partially offsetting these decreases was reduced pension income of $0.7 million due to a lower discount rate and increased amortization of net actuarial losses. Restricted stock amortization was $0.5 million higher in the first quarter of 2005 than in the current quarter as a result of the various option exchange and buy back programs initiated in previous years. The adoption of FAS 123R had a negligible impact on our corporate expenses.
Interest Income and Expense
Interest expense in the first quarter of 2006 declined by $1.8 million compared to the first quarter of 2005 reflecting reduced debt levels due to the payoff of the term loan. Interest income increased by $0.4 million in the first quarter of 2006 as a result of increased cash and cash equivalents following the sale of Rexair in June 2005.

Other Income, net
Other income, net increased $8.0 million in the first quarter of 2006 compared to the same period last year. The increase was primarily due to a $9.3 million gain that resulted from the recognition of deferred profit on the sale of real estate. This gain was partially offset by a $0.6 million charge for the buyout of certain vested post employment benefit plan liabilities. Also included in the first quarter of 2006 is $0.6 million of equity income from our investment in Rexair. The remaining difference was primarily the result of gains and losses attributable to foreign currency exchange fluctuations.
Taxes
Our effective tax rate for the first quarter of 2006 is 42.1% as compared to 37.0% for the first quarter of 2005. The increase in tax rate is the result of the change in the mix of foreign and domestic earnings.
We have appealed various issues relating to the Federal audit of our U.S. consolidated returns for 1998 through 2002. We have recorded reserves that are adequate to cover any assessment if our appeals are rejected. In addition, several states and various other countries have examinations either in the planning stages or currently underway.
Restructuring Costs
The activity in the restructuring liability accounts by cost category is as follows:

	Lease and	Severance
	Contract-Related	and Related	Total
	Costs	Costs	Costs
At September 30, 2005	$1.7	$2.1	$3.8
Charges	0.1	1.5	1.6
Cash payments	(0.1)	(2.2)	(2.3)

At December 31, 2005	$1.7	$1.4	$3.1

We recorded restructuring charges of $1.6 million during the first quarter of 2005. These charges were for the closure of our Asia office, staff reductions in the U.K. and domestic bath business and the continued implementation of other overhead reductions. In the first quarter of 2006, management approved a plan to close our Asia sales and administration office, which was closed effective December 31, 2005. We incurred severance and lease related charges of $0.6 million associated with this closure, and 11 employees were terminated.
Approximately $2.2 million of the accrued restructuring costs at December 31, 2005 are included in the balance sheet caption “Accrued expenses and other current liabilities,” while the remaining $0.9 million are recorded in the balance sheet caption “Other non-current liabilities.” We expect the remaining accruals to be paid with cash over the next three years as provided by the severance and lease agreements.
Liquidity and Capital Resources
Our primary sources of liquidity and capital resources are cash and cash equivalents, cash provided from operations and available borrowings. We expect to satisfy our operating needs, including the cash requirements of our capital expenditures, acquisitions and restructuring programs through operating cash flows, cash on hand and borrowings under our existing bank facilities.
Net cash provided by operating activities of continuing operations was $2.6 million in the first quarter of 2006 compared to $5.4 million in the first quarter of 2005. During the first quarter of 2006, we paid $3.0 million to buyout certain vested post-retirement benefit plan liabilities owed to participants who were retired or terminated. In the same period of the prior year, Rexair provided $5.4 million of cash. Reduced investment in primary working capital (trade receivables, inventory and trade payables) of $5.3 million in the first quarter of 2006 offset the loss of operating cash flows generated by Rexair.
Trade accounts receivables and payables declined $26.2 million and $14.5 million, respectively, from the September 30, 2005 balances as a result of the seasonal declines in our business. In addition, inventory increased $11.4 million due to increased investment, primarily in our plumbing business to insure continued levels of customer service, and increased stocking for the coming selling season. We typically use cash in the first half of the year due to the seasonality of most of our businesses. Weather can significantly impact construction and installation, which ultimately impacts sales in our Bath Products and Plumbing Products segments. Sales of outdoor jetted spas and other products are also sensitive to weather conditions and tend to decrease during the fall and winter months (predominantly the first and second quarters).

During the first quarter of 2006, we paid approximately $2.3 million related to our restructuring plans. We expect to pay approximately $1.7 million over the next three quarters (see Restructuring Costs for additional information on restructuring).
Net cash used by discontinued operations in the first quarter of 2006 was $3.2 million compared to $9.4 million in the first quarter of 2005. The decreased in net cash used was due to the absence of Eljer in the first quarter of 2006, as this company was sold in the third quarter of fiscal 2005. Net cash used in the current period was primarily associated with liabilities we assumed in conjunction with the Eljer sale.
Net cash provided by investing activities in the first quarter of 2006 consisted of $9.3 million collected on a non-operating note and $1.7 million from the sale of a property, offset by capital expenditures of $3.0 million. Net cash used in investing activities for the same period in 2005 consisted entirely of capital expenditures of $4.1 million.
We expect total capital expenditures for the remainder of fiscal 2006 to be in the range of $15 million to $19 million for new business requirements, system upgrades and implementations, initiatives involving the consolidation of workflows and improvement of manufacturing efficiencies and other capital requirements in the ordinary course of business.
Net cash provided by financing activities was $4.1 million during the first quarter of 2006, which consisted mainly of $3.8 million in net borrowings on notes. Net cash provided by financing activities of $2.8 million in the first quarter of 2005 was primarily comprised of net borrowings on long-term debt and notes.
The outstanding debt balances and the maximum availability under our debt instruments at December 31, 2005 were as follows:

	Maximum	Amount	Applicable
	Availability	Outstanding	Interest Rate
Senior Notes	$380.0	$380.0	9.625%
Asset-based credit facility (1)	113.7	—	2.25% over LIBOR or 0.25% over Prime
US Brass note	5.0	5.0	Interest imputed at 9.5%

Total	$498.7	$385.0

(1) $39.3 million of the facility is utilized for letters of credit, which were outstanding at December 31, 2005.
The Senior Notes are due on July 1, 2010 and require the payment of interest of $18.3 million on January 1 and July 1 of each year. We are restricted in the redemption of the Senior Notes per the terms of the agreement with the note holders. Prior to July 1, 2006, we are permitted to redeem up to 35% of the Senior Notes with the net cash proceeds of an equity offering. On and after July 1, 2007, we can redeem the Senior Notes subject to a redemption premium of 104.8% for the first 12 months and 102.4% for the following 12 months. On and after July 1, 2009, the Senior Notes can be redeemed at face value. As of December 31, 2006, we have restricted cash accounts of $12.6 million that are being held for the benefit of the bondholders upon the sales of Rexair and Eljer in the third quarter of fiscal 2005. The indentures to the Senior Notes limit our ability to pay dividends, repurchase stock and make other restricted payments as defined therein.
We also have an asset-based revolving credit facility that matures on July 15, 2008. Under this facility, we can borrow up to $200.0 million subject to a borrowing base consisting of eligible accounts receivable and eligible inventory. There are several fees associated with the asset-based credit facility including an unused commitment fee of 0.5%, a letter of credit fee equal to the applicable LIBOR margin and a fronting fee of 0.125% on all outstanding letters of credit. There were no outstanding balances under this facility at December 31, 2005 or September 30, 2005.
The asset-based credit facility requires us to maintain a minimum consolidated fixed charge coverage ratio, which is only applicable if our availability under the asset-based credit facility falls below $20.0 million. We were not subject to this debt covenant at December 31, 2005 because our availability exceeded the required threshold. However, if it were applicable, we would have been in compliance. We expect to maintain availability in excess of $20.0 million for the foreseeable future. This credit facility also includes a restriction on the payment of dividends.
The availability under our asset-based credit facility must be reduced by the amount that our cash balance falls below the $42.0 million of excess proceeds we received upon the sale of Rexair. We are required to either reinvest the excess proceeds in our business or offer to redeem the Senior Notes at par within one year of the date of sale. Our cash balance exceeded $42.0 million at December 31, 2005, thus the availability under our asset-based credit facility was not impacted by this bank facility requirement.
We paid $0.8 million of interest on our borrowings during the first quarter of 2006 and $2.1 million during the first quarter of 2005. Additional information regarding our long-term debt can be found in our 2005 Annual Report on Form 10-K, filed on December 15, 2005.

Commitments
At December 31, 2005, we had approximately $113.7 million available to be borrowed under the asset-based facility, of which we had utilized approximately $39.3 million for letters of credit; leaving $74.4 million available for additional borrowings. In addition, we have outstanding foreign commercial letters of credit of $2.3 million which do not affect availability under the asset-based credit facility.
Contingencies
During the first quarter of 2006, we reached a settlement with a state regarding past due taxes on property. As a result, we recorded a gain of $1.7 million to reduce our accrual to $0.3 million. This gain is included in corporate general and administrative expenses.
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
We have sold a number of assets and businesses over the last several years and have, on occasion, provided indemnifications for liabilities relating to product liability, environmental, insurance and other claims. We have recorded reserves totaling approximately $21.2 million as of December 31, 2005 for asserted and probable unasserted claims related to these liabilities. These amounts have not been discounted.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
In the normal course of doing business, we are exposed to the risks associated with changes in currency exchange rates. To limit the risks from such fluctuations, we may enter into various hedging transactions that have been authorized pursuant to our policies, but do not engage in such transactions for trading purposes. We did not have any variable rate interest debt at December 31, 2005, and we do not anticipate incurring substantial amounts of such debt during the remainder of fiscal 2006. Therefore, market risks associated with interest rate changes are expected to be minimal for fiscal 2006.
We are exposed to foreign currency exchange risk related to our international operations as well as our U.S. businesses, which import or export goods. We have made limited use of financial instruments to manage this risk and have no such instruments outstanding as of December 31, 2005. A hypothetical unfavorable movement of 10% across each of the foreign exchange rates that we have exposure would have decreased our estimated income from continuing operations by approximately $1.8 million, before taxes, in fiscal 2005. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor potential changes in sales levels or local currency prices.
Item 4. Controls and Procedures
We carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for recording, processing and summarizing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Our management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature can provide only reasonable assurance regarding management’s control objectives. During the first quarter of 2006, we implemented new information technology systems at two sites. As a result, certain changes have been made to our internal control over financial reporting. There were no other significant changes in our internal control over financial reporting during the first quarter of 2006 identified in connection with the evaluation referred to above, that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

PART II. OTHER INFORMATION
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

JACUZZI BRANDS, INC.
Date: February 9, 2006	By:	/s/ Jeffrey B. Park
Jeffrey B. Park
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Francisco V. Puñal
Francisco V. Puñal
Vice President and Controller (Principal Accounting Officer)