Form 10-Q
period 2006-04-01
JACUZZI BRANDS INC
filed 2006-05-11
CIK 1056874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2006
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
Yes ☐ No ☒
As of April 30, 2006, Jacuzzi Brands, Inc. had one class of common stock, of which 77,640,922 shares were outstanding.

JACUZZI BRANDS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
JACUZZI BRANDS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(in millions, except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
		(Restated)		(Restated)
Net sales	$289.2	$301.0	$556.3	$582.5
Operating costs and expenses:
Cost of products sold	198.4	206.9	383.3	397.7
Selling, general and administrative expenses	68.2	70.9	127.7	139.3
Restructuring charges	1.0	0.7	2.6	2.2

Operating income	21.6	22.5	42.7	43.3

Interest expense	(10.7)	(12.4)	(21.0)	(24.5)
Interest income	1.2	0.2	2.6	1.2
Rexair equity earnings	1.1	—	1.7	—
Other income (expense), net	1.0	(0.7)	9.1	—

Earnings before income taxes	14.2	9.6	35.1	20.0

Provision for income taxes	(7.1)	(1.0)	(15.9)	(4.8)

Earnings from continuing operations	7.1	8.6	19.2	15.2

Discontinued operations:
Loss from operations (net of tax (provision) benefit of ($0.3), $0.4, $0.0, and $1.0 respectively)	(1.6)	(0.9)	(2.2)	(2.0)
Loss from disposal (net of tax benefit of $0.9, $0.2, $1.4 and $0.2 respectively)	(1.4)	(0.3)	(2.2)	(0.3)

Net earnings	$4.1	$7.4	$14.8	$12.9

Basic earnings (loss) per share:
Continuing operations	$0.09	$0.11	$0.25	$0.20
Discontinued operations	(0.04)	(0.01)	(0.06)	(0.03)

	$0.05	$0.10	$0.19	$0.17

Diluted earnings (loss) per share:
Continuing operations	$0.09	$0.11	$0.25	$0.20
Discontinued operations	(0.04)	(0.01)	(0.06)	(0.03)

	$0.05	$0.10	$0.19	$0.17

The accompanying notes are an integral part of these statements.

JACUZZI BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	March 31,	September 30,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$74.1	$110.2
Trade receivables, net	193.7	200.5
Inventories	189.2	165.0
Deferred income taxes	27.8	27.9
Assets held for sale	69.1	69.7
Prepaid expenses and other current assets	18.9	22.6

Total current assets	572.8	595.9
Restricted cash	12.7	12.4
Property, plant and equipment, net	98.1	103.7
Pension assets	149.2	147.8
Insurance for asbestos claims	153.0	153.0
Goodwill	227.4	228.2
Other non-current assets	49.4	48.5

TOTAL ASSETS	$1,262.6	$1,289.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$9.9	$22.0
Current maturities of long-term debt	1.7	1.5
Trade accounts payable	100.1	105.7
Income taxes payable	28.7	24.7
Liabilities associated with assets held for sale	69.9	66.9
Accrued expenses and other current liabilities	93.1	114.4

Total current liabilities	303.4	335.2

Long-term debt	381.8	383.5
Deferred income taxes	4.9	5.6
Asbestos claims	153.0	153.0
Other non-current liabilities	116.0	127.0

Total liabilities	959.1	1,004.3

Commitments and contingencies
Stockholders’ equity	303.5	285.2

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,262.6	$1,289.5

The accompanying notes are an integral part of these statements.

JACUZZI BRANDS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Six months ended
	March 31
	2006	2005
		(Revised)
OPERATING ACTIVITIES:
Net cash used in operating activities of continuing operations	$(21.1)	$(7.9)
Net cash used in operating activities of discontinued operations	(9.3)	(20.7)

NET CASH USED IN OPERATING ACTIVITIES	(30.4)	(28.6)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(5.2)	(11.2)
Proceeds from sale of excess real estate and other non-operating assets	10.9	7.1
Proceeds from sale of fixed assets	0.1	0.1

Net cash provided by (used in) investing activities of continuing operations	5.8	(4.0)
Investing activities of discontinued operations	(1.3)	(0.1)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	4.5	(4.1)

FINANCING ACTIVITIES:
Proceeds from long-term debt	—	46.8
Repayment of long-term debt	(1.5)	(26.9)
Excess tax benefits from share based payment agreements	0.1	—
Payment to cancel options	—	(0.2)
Proceeds from the issuance of common stock for option exercises	0.5	0.2
Decrease in notes payable, net	(11.7)	(1.8)

Net cash (used in) provided by financing activities of continuing operations	(12.6)	18.1
Financing activities of discontinued operations	0.7	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(11.9)	18.1

Effect of exchange rate changes on cash and cash equivalents	1.7	1.2

DECREASE IN CASH AND CASH EQUIVALENTS	(36.1)	(13.4)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	110.2	39.6

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$74.1	$26.2

The accompanying notes are an integral part of these statements.

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions unless otherwise noted)
(unaudited)
Note 1-Basis of Presentation
We manufacture and distribute a broad range of consumer and industrial products through our operating subsidiaries in two business segments — Bath Products and Plumbing Products. Refer to Note 13 regarding our business segments.
We operate on a 52- or 53-week fiscal year ending on the Saturday nearest to September 30. The three- and six-month periods presented in our condensed consolidated financial statements reflect the 13-week and 26-week periods ending on the Saturday nearest March 31 of the respective fiscal year, but are presented as of March 31 for convenience. The fiscal quarter periods presented in this report on Form 10-Q, which consist of the 13 weeks and 26 weeks ended March 31, 2006 (also referred to as the “second quarter of 2006” and “first half of 2006”) and the 13 weeks and 26 weeks ended March 31, 2005 (also referred to as the “second quarter of 2005” and “first half of 2005”), are unaudited. However, in our opinion, these financial statements reflect all normal, recurring adjustments necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. These interim financial statements are condensed, and thus, do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for presentation of a complete set of financial statements. The balance sheet as of October 1, 2005 (referred to as of September 30, 2005 for convenience) has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for a complete set of financial statements.
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
Other income includes a foreign currency transaction loss of $1.6 million recorded in the current period related to a prior year transaction. The impact of the adjustment if made in the appropriate periods would not have a material effect on the financial position or operating results of those periods.
Net cash provided by investing activities in the first half of 2006 included $9.3 million collected on a non-operating note that had previously been fully reserved. We had obtained the note in October 2002 upon the sale of a piece of property to a property developer, Woodlands Ventures, LLC. The gain of $9.3 million, which had been deferred until collection of the note, was recorded in other income, net, in the first quarter of 2006.
Certain amounts have been reclassified in our prior year consolidated financial statements to conform them to the presentation used in the current year.
Revision of Statements of Cash Flows
In 2006 we have separately disclosed the operating, investing and financing portion of the cash flows attributable to our discontinued operations, which in prior periods were reported on a combined basis as a single amount. The annual Statements of Cash Flows in the fiscal 2006 annual report will be revised to reflect this change. The revision will have the following impact on the past three fiscal years ended:

	September 30,
	2005	2004	2003
Net cash used in discontinued operations, as reported	$(31.2)	$(14.6)	$(8.9)
Adjustments	—	0.3	1.5
Net cash used in operating activities of discontinued operations, revised	(31.2)	(14.3)	(7.4)

Net cash used in investing activities of discontinued operations, as reported	—	—	—
Adjustments	(0.7)	(0.3)	(1.5)
Net cash used in investing activities of discontinued operations, revised	(0.7)	(0.3)	(1.5)

Net cash used in financing activities of discontinued operations, as reported	—	—	—
Adjustments	0.7	—	—
Net cash used in financing activities of discontinued operations, revised	0.7	—	—

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions unless otherwise noted)
(unaudited)
Note 1-Basis of Presentation (continued)
Restatement for Step Acquisition
Prior year results have been restated to reflect a change in accounting for our investment in Spear & Jackson (“SJ”) as a result of an increase in our ownership percentage that occurred in the previous year. Net earnings for the second half of 2005 increased by $0.1 million; earnings per share for that period did not change. As a result of a plan to dispose of SJ, their operating results are included in discontinued operations for all periods presented, and their assets and liabilities have been classified as assets held for sale and liabilities associated with assets held for sale, respectively (see Note 11). Additional information regarding our increased ownership percentage of SJ and the disposal plan can be found in our 2005 Annual Report on Form 10-K, filed on December 15, 2005.
Note 2-Inventories
Inventories consist of the following:

	March 31,	September 30,
	2006	2005
Finished products	$128.4	$108.7
In-process products	13.8	12.9
Raw materials	47.0	43.4

	$189.2	$165.0

Note 3-Long-Term Debt
Long-term debt consists of the following:

	March 31,	September 30,
	2006	2005
Senior Notes	$380.0	$380.0
Asset-based credit facility	—	—
Other long-term debt	3.5	5.0

	383.5	385.0
Less: current maturities	(1.7)	(1.5)

Long-term debt	$381.8	$383.5

The 9.625% senior secured notes (“Senior Notes”) are due on July 1, 2010 and require the payment of interest of $18.3 million on January 1 and July 1 of each year. We are restricted in the redemption of the Senior Notes per the terms of the agreement with the note holders. Prior to July 1, 2006, we are permitted to redeem up to 35% of the Senior Notes with the net cash proceeds of an equity offering. On and after July 1, 2007, we can redeem the Senior Notes subject to a redemption premium of 104.8% for the first 12 months and 102.4% for the following 12 months. On and after July 1, 2009, the Senior Notes can be redeemed at face value. As of March 31, 2006, we have restricted cash accounts of $12.7 million that are being held for the benefit of the bondholders upon the sales of Rexair, Inc. (“Rexair”) and Eljer Plumbingware, Inc. (“Eljer”) in the third quarter of fiscal 2005.
On April 11, 2006 we commenced an offer to purchase up to $47.7 million aggregate principal amount of our Senior Notes at par, plus accrued and unpaid interest. The amount of the offer is equivalent to the remaining proceeds from both the Rexair and Eljer dispositions, net of certain expenses and payments incurred in connection with the dispositions. The offer will expire on May 22, 2006, unless extended.
We also have an asset-based credit facility that matures on July 15, 2008. Under this facility, we can borrow up to $200.0 million subject to a borrowing base consisting of eligible accounts receivable and eligible inventory. The weighted-average interest rate associated with the asset-based facility was 5.0% for the first half of 2005. There were no balances outstanding under this facility during the first half of 2006. At March 31, 2006, we had approximately $115.6 million available to be borrowed under the asset-based credit facility, of which we had utilized approximately $33.6 million for letters of credit, leaving $82.0 million available for borrowings. In addition, we have outstanding foreign commercial letters of credit of $2.1 million which do not affect availability under the asset-based credit facility.

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions unless otherwise noted)
(unaudited)
Note 3-Long-Term Debt (continued)
The availability under our asset-based credit facility must be reduced by the amount that our cash balance falls below the $42.0 million of excess proceeds we received upon the sale of Rexair. We are required to either reinvest the excess proceeds in our business or offer to redeem the Senior Notes at par within one year of the date of sale. Our cash balance exceeded $42.0 million at March 31, 2006, thus the availability under our asset-based credit facility was not impacted by this credit facility requirement.
We paid $20.2 million of interest on our borrowings during the first half of 2006 and $23.6 million during the first half of 2005. Additional information regarding our long-term debt can be found in our 2005 Annual Report on Form 10-K, filed on December 15, 2005.
Note 4-Commitments and Contingencies
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
Changes in our warranty reserves during the first half of 2006 are as follows:

At September 30, 2005	$24.3
Warranty accrual	8.7
Cash payments	(8.8)

At March 31, 2006	$24.2

Contingencies
In the first quarter 2006, we reached a settlement with a state regarding past due taxes on property. As a result, we recorded a gain of $1.7 million, reducing our liability to the state to $0.3 million. This gain is included in corporate general and administrative expenses.
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
We have sold a number of assets and businesses over the last several years and have, on occasion, provided indemnifications for liabilities relating to product liability, environmental, insurance, tax and other claims. We have recorded reserves, net of escrow deposits totaling approximately $18.8 million as of March 31, 2006 for asserted and potential unasserted claims related to these liabilities. These amounts have not been discounted.
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

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions unless otherwise noted)
(unaudited)
Note 4-Commitments and Contingencies (continued)
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
As of March 31, 2006, we had accrued approximately $12.7 million ($4.6 million accrued as current liabilities and $8.1 million as non-current liabilities), including $9.9 million for discontinued operations, for environmental liabilities. These amounts have not been discounted. Other income in the second quarter of fiscal year 2006 includes a $3.5 million gain related to a reduction of environmental reserves resulting from a favorable court ruling. We have deposited $14.0 million in escrow accounts pursuant to the terms of past asset sales to pay for the majority of the balance accrued for environmental liabilities. We accrue an amount for each case when the likelihood of an unfavorable outcome is probable and the amount of loss associated with such unfavorable outcome is reasonably estimable. We believe that the range of liability for these matters could reach $15.4 million if it included cases where the likelihood of an unfavorable outcome is only reasonably possible. We cannot predict whether future developments in laws and regulations concerning environmental protection or unanticipated enforcement actions will require material capital expenditures or otherwise affect our financial condition, results of operations or cash flows in a materially adverse manner, or whether our businesses will be successful in meeting future demands of regulatory agencies in a manner which will not have a material adverse effect on our financial condition, results of operations or cash flows.
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
New claims filed against Zurn were lower period-over-period. During the second quarter and first half of 2006, approximately 1,400 and 3,400, respectively, new asbestos claims were filed against Zurn. During the second quarter and first half of 2005 approximately 4,400 and 6,600, respectively, new asbestos claims were filed against Zurn. As of March 31, 2006, the number of asbestos claims pending against Zurn was approximately 65,200 compared to 69,900 as of September 30, 2005. The pending claims against Zurn as of March 31, 2006 were included in approximately 8,200 lawsuits, in which Zurn and an average of 100 other companies are named as defendants, and which cumulatively allege damages of approximately $11 billion against all defendants. The claims are handled pursuant to a defense strategy funded

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions unless otherwise noted)
(unaudited)
Note 4-Commitments and Contingencies (continued)
by Zurn’s insurers. Defense costs currently do not erode the coverage amounts in the insurance policies, although a few policies that will be accessed in the future may count defense costs toward aggregate limits.
During the second quarter and first half of 2006 and as of the end of such periods, approximately 14,100 and 14,200 claims respectively, were paid and/or pending payment and approximately 2,400 and 4,900 claims, respectively were dismissed and/or pending dismissal. During the second quarter and first half of 2005 and as of the end of such periods, approximately 14,100 and 16,200 claims respectively were paid and/or pending payment and approximately 6,500 and 7,100 claims, respectively, were dismissed and/or pending dismissal. Since Zurn received its first asbestos claim in the 1980s, Zurn has paid or dismissed or agreed to settle or dismiss approximately 124,400 asbestos claims including dismissals or agreements to dismiss of approximately 29,200 of such claims through March 31, 2006.
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
Zurn estimates that its available insurance to cover its potential asbestos liability as of March 31, 2006 is approximately $289 million. Zurn believes, based on its experience in defending and dismissing such claims and the coverage available, that it has sufficient insurance to cover the pending and reasonably estimable future claims. This conclusion was reached after considering Zurn’s experience in asbestos litigation, the insurance payments made to date by Zurn’s insurance carriers, existing insurance policies, the industry ratings of the insurers and the advice of insurance coverage counsel with respect to applicable insurance coverage law relating to the terms and conditions of those policies. As of March 31, 2006 and September 30, 2005, Zurn recorded a receivable from its insurance carriers of $153 million, which corresponds to the amount of Zurn’s potential asbestos liability that is covered by available insurance and is probable of recovery.
However, there is no assurance that $289 million of insurance coverage will ultimately be available or that Zurn’s asbestos liabilities will not ultimately exceed this amount. Factors that could cause a decrease in the amount of available coverage include changes in law governing the policies, potential disputes with the carriers on the scope of coverage, and insolvencies of one or more of Zurn’s carriers.
Principally as a result of the past insolvency of certain of Zurn’s insurance carriers, coverage analysis reveals that certain gaps exist in Zurn’s insurance coverage, but only if and after Zurn uses approximately $219 million of its remaining approximate $289 million of insurance coverage. As noted above, the estimate of Zurn’s potential liability for asbestos claims pending against it and for claims estimated to be filed through 2015 is $153 million with the expected amount to be paid through 2015 being $114 million. In order to use approximately $264 million of the $289 million of its insurance coverage from solvent carriers, Zurn estimates that it would need to satisfy approximately $14 million of asbestos claims, with additional gaps of $80 million layered within the final $25 million of the $289 million of coverage. We will pursue, if necessary, any available recoveries on our approximately $148 million of coverage with insolvent carriers, which includes

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions unless otherwise noted)
(unaudited)
Note 4-Commitments and Contingencies (continued)
approximately $83 million of coverage attributable to the gaps discussed above. These estimates are subject to the factors noted above.
After review of the foregoing with Zurn and its consultants, we believe that the resolution of Zurn’s pending and reasonably estimable asbestos claims will not have a material adverse effect on Zurn’s financial condition, results of operations or cash flows.
Note 5 — Comprehensive Earnings
The components of comprehensive earnings are as follows:

	Second Quarter		First Half
	2006	2005	2006	2005
		(Restated)		(Restated)
Net earnings	$4.1	$7.4	$14.8	$12.9
Foreign currency translation adjustments, net of tax	3.8	(3.6)	0.2	8.2
Minimum pension liability adjustment, net of tax	(0.2)	(0.5)	0.3	(1.4)
Net unrealized loss on investments, net of tax	0.1	(0.2)	—	(0.2)

Comprehensive earnings	$7.8	$3.1	$15.3	$19.5

Note 6 — Earnings Per Share
The information required to compute net earnings per basic and diluted share is as follows:

	Second Quarter		First Half
	2006	2005	2006	2005
Basic weighted-average number of common shares outstanding	76.2	75.5	76.1	75.3
Effect of potentially dilutive securities:
Stock options	0.4	0.5	0.3	0.5
Restricted stock	0.7	0.5	0.7	0.7

Diluted weighted-average number of common shares outstanding	77.3	76.5	77.1	76.5

Options to purchase 0.1 million shares in both the first half of 2006 and 2005, respectively, were not included in the computation of diluted earnings per share because the exercise prices of these options exceeded the average market price of the common shares during the respective periods.
Note 7 — Stock Based Compensation
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

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions unless otherwise noted)
(unaudited)
Note 7 — Stock Based Compensation (continued)
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
Prior to the adoption of SFAS No. 123R, we recognized compensation cost over the explicit service period for restricted stock awards subject to acceleration of vesting upon retirement. This policy has changed upon the adoption of SFAS No. 123R. For awards granted prior to the adoption of SFAS No. 123R, we continue to recognize compensation cost over the explicit service period and will accelerate any remaining unrecognized compensation cost when an employee actually retires. For awards granted or modified after the adoption of SFAS No. 123R and subject to acceleration of vesting upon retirement, compensation cost is recognized over a service period ending no later than the date the employee first becomes eligible for retirement. Had we recognized any remaining unrecognized compensation cost at the point when an employee became eligible for retirement, compensation cost would have decreased in the second quarter and first half of 2006 by approximately $0.2 million and $0.5 million, respectively, and increased by approximately $0.4 million and $0.7 million, respectively, in the second quarter and first half of 2005.
Prior to the adoption of SFAS No. 123R, we presented the tax benefit of deductions arising from the exercise of stock options as operating cash flows in the Condensed Consolidated Statement of Cash Flows. SFAS No. 123R requires that we classify the cash flows resulting from the tax benefit that arises when the tax deductions exceed the compensation cost recognized for those options (excess tax benefits) as financing cash flows. The excess tax benefits, which were less than $0.1 million for both the second quarter and first half of 2006, would have been classified as an operating cash inflow if we had not adopted SFAS No. 123R.
Pro Forma Information Under SFAS No. 123 for Periods Prior to Fiscal 2006
The table below illustrates the effect on net earnings and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to our stock-based compensation plans.

	Second Quarter	First Half
	2005	2005

Net earnings, as reported:	$7.4	$12.9
Share-based employee compensation expense, net of tax	0.8	1.6
Total share-based employee compensation expense determined under the fair value method, net of tax	(0.9)	(2.0)

Pro forma net earnings	$7.3	$12.5

Earnings per share:
Basic — as reported	$0.10	$0.17
Basic — pro forma	0.10	0.17
Diluted — as reported	$0.10	$0.17
Diluted — pro forma	0.10	0.16
For purposes of this disclosure, the fair value of the options is estimated using a Black-Scholes-Merton (BSM) option-pricing formula, applying the following assumptions:

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions unless otherwise noted)
(unaudited)
Note 7 — Stock Based Compensation (continued)

	Second Quarter	First Half
	2005	2005
Expected term (in years)	4.0	4.0
Risk-free interest rate	4.08%	3.40%
Expected volatility	61%	61%
Expected dividend yield	0%	0%
We estimated the expected term and expected volatility of the stock options based upon historical data of our share based compensation plans. The weighted-average fair value of options granted during the second quarter and first half of 2005 was $4.70 and $4.68, respectively. Forfeitures of share based compensation were recognized as they occurred.
Valuation and Expense Information under SFAS No. 123R
The adoption of SFAS No. 123R had a negligible impact on our earnings before income taxes and net earnings for the second quarter and first half of 2006. Accordingly, the adoption of SFAS No. 123R did not have an effect on earnings per share for the second quarter and first half of 2006. We recorded compensation costs of $1.4 million and $2.3 million for the second quarter and first half of 2006, respectively, and $1.2 million and $2.6 million for the second quarter and first half of 2005, respectively. We recognized a tax benefit for share-based compensation arrangements of $0.5 million and $0.8 million in the second quarter and first half of 2006, respectively, and $0.4 million and $0.8 million, respectively, for the second quarter and first half of 2005, respectively.
As required by SFAS No. 123R, we now estimate forfeitures of employee stock options and recognize compensation cost only for those awards expected to vest. Forfeiture rates are determined for three groups of employees — directors, senior management and all other employees — based on historical experience. Estimated forfeitures are now adjusted to actual forfeiture experience as needed. The cumulative effect of adopting SFAS No. 123 of $0.2 million, which represents estimated forfeitures for restricted stock awards outstanding at the date of adoption, was not material and therefore has been recorded as a reduction of our stock-based compensation costs in SG&A expense rather than displayed separately as a cumulative change in accounting principle in the Condensed Consolidated Statement of Earnings.
In connection with the adoption of SFAS No. 123R, we estimate the fair value of each stock option on the date of grant using a BSM option-pricing formula, applying the following assumptions, and amortize that value to expense over the option’s vesting period using the straight-line attribution approach:

	Second Quarter	First Half
	2006	2006
Expected term (in years)	6.0	5.6
Risk-free interest rate	4.55%	4.28%
Expected volatility	69.70%	71.76%
Expected dividend yield	0%	0%
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

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions unless otherwise noted)
(unaudited)
Note 7 — Stock Based Compensation (continued)
Expected Dividend Yield: We do not intend to pay dividends on our common stock for the foreseeable future. Accordingly, we use a dividend yield of zero in our assumptions.
Incentive Stock Plans
We maintain incentive stock plans that provide for the grants of stock options and restricted stock awards to our directors, officers and key employees. As of March 31, 2006, there were 2,568,738 shares of common stock reserved for issuance under our stock plans. Under these stock plans, stock options must be granted at an option price equal to the closing market value of the stock on the date of the grant. Options granted under these plans, prior to October 2, 2005, become exercisable over four years in equal annual installments after the date of grant, with the exception of directors’ options which cliff vest after six months, provided that the individual is continuously employed by our company. Options granted in the second quarter and first half of 2006 become exercisable over three years in equal annual installments after the date of grant, with the exception of directors’ options which cliff vest after six months, provided that the individual is continuously employed by our company. All options granted expire ten years from the date of grant. We had authorization under our stock plans to grant 2,967,318 additional stock awards at March 31, 2006.
At March 31, 2006 and 2005, respectively, we had 1,312,402 and 1,253,501 restricted shares of our common stock (“restricted stock awards”) outstanding. Restricted stock awards granted in the second quarter and first half of 2006 vest ratably over three years. Restricted stock awards granted in fiscal 2005 either vest in annual increments over four years or at the end of three years. Restricted stock awards issued in prior years either vest in equal annual increments over four years or vest over seven years (either in thirds — on the third year, fifth year and seventh year — or solely at the end of the seventh year). The weighted-average fair value of restricted stock awards granted was $9.69 and $8.25 per share, respectively, during the second quarter and first half of 2006 and $9.48 and $9.52 per share, respectively, during the second quarter and first half of 2005.
In order to better align our stock compensation plans with our human resource goals, we plan to rebalance future grant awards to favor restricted stock awards over stock option awards.
A summary of option activity under our stock plans as of March 31, 2006 and the changes during the first half of 2006 is presented below: (Amounts are in millions, except shares and per share amounts).

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Instrinsic
	Number of	Exercise	Contractual	Value
Options	Options	Price	Term	($000)
Outstanding at September 30, 2005	1,266,032	$5.37
Granted	53,250	8.31
Exercised	(136,000)	4.37
Forfeited	(79,125)	7.41
Outstanding at March 31, 2006	1,104,157	5.49	6.3	$4,815

Vested or expected to vest at March 31, 2006	1,070,669	5.50	6.3	4,658

Exercisable at March 31, 2006	747,532	$5.35	5.7	$3,376

The weighted-average fair value of stock options granted during the second quarter and first half of 2006 was $6.34 and $5.41, respectively. The total intrinsic value of stock options exercised was $0.5 million and $0.6 million during the second quarter and first half of 2006, respectively, and was $0.1 million in the second quarter and first half of 2005. As of March 31, 2006, there was $0.7 million of total unrecognized compensation cost related to the stock options granted under our stock plans. That cost is expected to be recognized over a weighted-average period of 1.9 years.
A summary of the status of our restricted stock awards as of March 31, 2006 and changes during the first half of 2006 is presented below:

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions unless otherwise noted)
(unaudited)
Note 7 — Stock Based Compensation (continued)

		Weighted-
		Average Fair
	Number of	Value at
	Shares	Grant Date
Nonvested at September 30, 2005	1,012,204	$9.41
Granted	479,571	8.25
Vested	(128,633)	9.89
Forfeited	(50,740)	9.29

Nonvested at March 31, 2006	1,312,402	$8.94

As of March 31, 2006, there was $6.3 million of total unrecognized compensation cost related to restricted stock awards granted under our stock plans. That cost is expected to be recognized over a weighted-average period of 2.4 years. The total fair value of restricted stock awards vested during the second quarter and first half of 2006, based on the closing price on the vesting date, was $0.9 million and $1.2 million, respectively, and was $1.1 million during both the second quarter and first half of 2005.
We have a policy of issuing treasury shares to satisfy share option exercises.
Note 8 — Pension and Retirement Plans
We sponsor a number of non-contributory defined benefit pension plans and a number of defined contribution plans. Additionally, we provide other post-retirement benefits, such as health care and life insurance benefits, to certain groups of retirees, with most retirees contributing a portion of our costs.
The components of net periodic expense for our defined benefit pension and other post-retirement benefit plans are as follows:

	Pension Plans
	Second Quarter		First Half
	2006	2005	2006	2005
Service cost	$1.4	$2.1	$2.9	$4.1
Interest cost	5.9	5.7	11.8	11.5
Expected return on plan assets	(9.1)	(8.8)	(18.1)	(17.6)
Amortization of prior service cost	0.4	0.4	0.7	0.8
Amortization of net actuarial loss	2.1	1.4	4.2	2.8
Curtailment/settlement	—	—	0.6	—

Periodic expense of defined benefit plans including discontinued operations	0.7	0.8	2.1	1.6
Net reclassification adjustment for discontinued operations	—	(0.8)	—	(1.6)

Net periodic expense of:
Defined benefit plans	0.7	—	2.1	—
Defined contribution plans	0.3	0.4	0.7	0.8

Net periodic expense	$1.0	$0.4	$2.8	$0.8

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions unless otherwise noted)
(unaudited)
Note 8 — Pension and Retirement Plans (continued)

	Other Post-Retirement Benefit Plans
	Second Quarter		First Half
	2006	2005	2006	2005
Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost	0.2	0.2	0.4	0.4
Amortization of prior service cost	(0.3)	(0.3)	(0.5)	(0.6)

Net periodic expense	$—	$—	$0.1	$—

During the first half of 2006, we made an offer to certain retired or terminated vested participants in our defined benefit pension plans to pay them their future nonqualified benefits as a one-time lump sum payment, instead of in scheduled monthly payments. There were 27 participants who accepted the offer, resulting in a payment of $3.0 million in benefits and a settlement charge of $0.6 million, which is included in other income, net.
Our funding policy is to contribute amounts to our pension plans sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974 or U.K. law and pension regulations, plus such additional amounts as we may determine to be appropriate from time to time. During the first half of 2006, we contributed $1.9 million to our foreign pension plans and expect to contribute another $1.9 million to our foreign pension plans during the remainder of fiscal 2006.
Note 9 — Restructuring and Other Charges
The activity in the restructuring liability accounts by cost category is as follows:

	Lease and	Severance
	Contract-Related	and Related	Total
	Costs	Costs	Costs
At September 30, 2005	$1.7	$2.1	$3.8
Charges	0.1	2.5	2.6
Cash payments	(0.4)	(3.3)	(3.7)

At March 31, 2006	$1.4	$1.3	$2.7

We recorded restructuring and other charges of $1.6 million and $3.2 million during the second quarter and first half of 2006, respectively. Restructuring and other charges for the second quarter of 2006 largely consisted of $1.3 million related to the previously announced consolidation of the Bradford, U.K. plant. The Bradford charges included $0.6 million related to inventory write-downs and accelerated depreciation, recorded in cost of goods sold and $0.7 million of severance and other cash expenses recorded as restructuring expenses. The remaining restructuring charges in the second quarter primarily related to other staffing and overhead reductions in the U.K. operations. We expect to record $1.1 million in accelerated depreciation in cost of goods sold and $1.1 million in cash restructuring charges over the remainder of fiscal 2006 related to the Bradford consolidation and other identified overhead reductions at its U.K. operations. Approximately 100 employees will be affected by this action.
Restructuring charges in the first half of 2006 included charges for the closure of our Asia office, staff reductions in the U.K. and domestic bath business and the continued implementation of other overhead reductions. In the first quarter of 2006, management approved a plan to close our Asia sales and administration office. Asia’s operations are being absorbed into our domestic and European subsidiaries. We incurred severance and lease related charges of $0.6 million associated with this closure, and 11 employees were terminated. Restructuring charges for the second quarter and first half of 2005 were mainly associated with the consolidation of administrative functions into the Dallas, TX shared services center.

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions unless otherwise noted)
(unaudited)
Note 9 — Restructuring and Other Charges (continued)
Approximately $2.2 million of the accrued restructuring costs at March 31, 2006 are included in the balance sheet caption “Accrued expenses and other current liabilities,” while the remaining $0.5 million are recorded in the balance sheet caption “Other non-current liabilities.” We expect the remaining accruals to be paid with cash over the next three years as provided by the severance and lease agreements.
Note 10 — Discontinued Operations
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
During the second quarter of 2006, we entered into an agreement to sell all of our shares of common stock of SJ to United Pacific Industries Limited for a purchase price of approximately $5.0 million. We will not retain any interest in SJ after the consummation of the transaction. The transaction is expected to close by the end of July 2006. Two of our directors are also directors and significant stockholders of the purchaser, and as a result this is deemed a related party transaction. The transaction was considered and approved by a committee of independent directors, without participation by the interested directors. For further information, see our Report on Form 8-K filed March 27, 2006.
Both of these disposal plans qualified for treatment as discontinued operations in accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). Therefore, the operating results of these discontinued operations were not included in our results from continuing operations. Instead, the results were recorded as a loss from discontinued operations.
Summarized results of the discontinued operations are as follows:

	Second Quarter		First Half
	2006	2005	2006	2005
Net sales	$27.6	$36.9	$50.5	$69.2
Operating loss	(2.0)	(1.1)	(4.1)	(2.9)
Loss from discontinued operations	(3.0)	(1.2)	(4.4)	(2.3)
The assets and liabilities of discontinued operations are included in assets held for sale and liabilities associated with assets held for sale, respectively, until they are sold. The major classes of assets and liabilities classified as held for sale are as follows:

	March 31,	September 30,
	2006	2005
Cash	$6.0	$7.3
Trade receivables, net	20.0	16.4
Inventories	22.7	25.0
Other current assets	1.5	1.3
Deferred taxes	15.5	15.3
Property, plant and equipment, net	3.0	4.2
Other non-current assets	0.4	0.2

Assets held for sale	$69.1	$69.7

Notes payable	$1.4	$0.8
Trade accounts payable	9.6	8.1
Other current liabilities	12.3	11.3
Other non-current liabilities	38.3	36.7
Minority interest	8.3	10.0

Liabilities associated with assets held for sale	$69.9	$66.9

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions unless otherwise noted)
(unaudited)
Note 10 — Discontinued Operations (continued)
Also, included in assets held for sale under the classification of property, plant and equipment are properties held for sale of $1.8 million at March 31, 2006 and $2.8 million at September 30, 2005. These properties are currently being marketed for sale and meet all of the criteria for classification as held for sale at March 31, 2006 as required by SFAS No. 144. These properties are recorded at the lower of their carrying value or fair value less costs to sell.
Pension Plan
SJ operates a contributory defined benefit pension plan (“The Plan”) covering certain of its employees in its U.K. based subsidiaries. The benefits covered by the Plan are based on years of service and compensation history. Plan assets are primarily invested in equities, fixed income securities and government securities.
Pension costs amounted to $2.0 million and $4.1 million for the second quarter and first half of 2006, respectively, and $1.0 million and $2.0 million for the second quarter and first half of 2005, respectively. The net periodic costs include the following components:

	Second Quarter		First Half
	2006	2005	2006	2005
Service cost	$0.5	$0.4	$1.0	$0.9
Interest cost	2.6	2.6	5.2	5.1
Expected return on plan assets	(2.5)	(2.7)	(4.9)	(5.4)
Recognition of actuarial loss	1.4	0.7	2.7	1.4

Net periodic expense	$2.0	$1.0	$4.0	$2.0

SJ’s funding policy with respect to the Plan is to contribute annually not less than the minimum required by applicable U.K. law and pension regulations. Amounts payable are determined on the advice of the Plan’s actuaries. SJ contributed $1.8 million to the Plan in the first half of 2006 and anticipates that contributions will total $3.3 million during fiscal 2006.
Our share of SJ’s pension benefit cost is included in loss from discontinued operations, and our share of SJ’s minimum pension liability is included in accumulated other comprehensive earnings.
Note 11-Income Taxes
Our effective tax rate for the first half of 2006 is 45.3% as compared to 24.1% for the first half of 2005. The increase in the rate is primarily the result of the fact that the second quarter of fiscal 2006 included a $1.1 million increase in tax accruals associated with foreign tax withholdings and other changes in estimates. The first half of 2005 includes a $2.9 million tax benefit as a result of a favorable settlement of a federal income tax audit.
We have appealed various issues relating to the Federal audit of our U.S. consolidated returns for 1998 through 2002. We have recorded reserves that are adequate to cover any assessment if our appeals are rejected. In addition, several states and various other countries have examinations either in the planning stages or currently underway.
Note 12-Segment Data
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

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions unless otherwise noted)
(unaudited)
Note 12-Segment Data (continued)

		Bath	Plumbing		Corporate	Consolidated
		Products	Products	Rexair	and Other	Total
Net Sales
Second Quarter	2006	$188.2	$101.0	$—	$—	$289.2
	2005	191.3	82.1	27.6	—	301.0
First Half	2006	$362.4	$193.9	$—	$—	$556.3
	2005	372.2	158.9	51.4	—	582.5

Total Operating Income (Loss)
Second Quarter	2006	$8.0	$20.0	$—	$(6.4)	$21.6
	2005	6.2	15.3	6.0	(5.0)	22.5
First Half	2006	$13.9	$38.1	$—	$(9.3)	$42.7
	2005	10.8	30.5	12.5	(10.5)	43.3

Capital Expenditures
Second Quarter	2006	$1.0	$1.2	$—	$—	$2.2
	2005	5.6	1.3	0.1	0.1	7.1
First Half	2006	$2.7	$2.5	$—	$—	$5.2
	2005	8.6	2.2	0.2	0.2	11.2

Depreciation and Amortization
Second Quarter	2006	$4.4	$1.1	$—	$0.6	$6.1
	2005	3.7	1.3	0.8	1.0	6.8
First Half	2006	$8.6	$2.3	$—	$0.9	$11.8
	2005	7.2	2.7	1.6	1.9	13.4

Restructuring and Other Charges Included in Operating Income (Loss) (1)
Second Quarter	2006	$1.6	$—	$—	$—	$1.6
	2005	0.7	—	—	—	0.7
First Half	2006	$3.0	$—	$—	$0.2	$3.2
	2005	2.2	—	—	—	2.2

Assets
As of March 31, 2006		$462.5	$316.1	$—	$484.0	$1,262.6
As of September 30, 2005		480.9	295.6	—	513.0	1,289.5

(1)	The second quarter and year to date periods of fiscal 2006 include $0.6 million of inventory write-downs and accelerated depreciation in cost of goods sold associated with the Bradford, U.K. consolidation.

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions unless otherwise noted)
(unaudited)
Note 13-Supplemental Joint Issuer and Guarantor Financial Information
The following represents the supplemental consolidating condensed financial statements of Jacuzzi Brands, Inc. (“JBI”), which is the issuer of our Senior Notes, the subsidiaries which are guarantors of the Senior Notes and our subsidiaries which are not guarantors of the Senior Notes as of March 31, 2006 and September 30, 2005 and for each of the three and six months ended March 31, 2006 and 2005. Certain of our existing and future domestic restricted subsidiaries guarantee the Senior Notes, jointly and severally, on a senior basis. The Senior Notes are secured by a first-priority lien on and security interest in substantially all of our domestic real property, plant and equipment. The Senior Notes are also secured by a second-priority lien on and security interest in the assets that secure the asset-based credit facility (see our 2005 Annual Report on Form 10-K, filed on December 15, 2005). Separate consolidated financial statements of each guarantor are not presented, as we have determined that they would not be material to investors.

	For the Three Months Ended March 31, 2006
		Combined	Combined
		Guarantor	Non-Guarantor
	JBI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$206.5	$86.2	$(3.5)	$289.2
Operating costs and expenses:
Cost of products sold	—	139.4	62.5	(3.5)	198.4
Selling, general and administrative expenses	6.0	41.8	20.4	—	68.2
Restructuring charges	—	0.1	0.9	—	1.0

Operating (loss) income	(6.0)	25.2	2.4	—	21.6
Interest expense	(10.3)	(0.1)	(0.3)	—	(10.7)
Interest income	0.8	0.1	0.3	—	1.2
Intercompany interest (expense) income, net	(7.4)	7.0	0.4	—	—
Equity in earnings (losses) of investees, net	15.2	0.5	—	(15.7)	—
Rexair equity earnings	—	1.1	—	—	1.1
Other (expense) income, net	(0.1)	2.8	(1.7)	—	1.0
Other intercompany income (expense), net	6.8	(6.6)	(0.2)	—	—

Earnings (loss) before income taxes and discontinued operations	(1.0)	30.0	0.9	(15.7)	14.2
Benefit from (provision for) income taxes	8.1	(14.8)	(0.4)	—	(7.1)

Earnings (loss) from continuing operations	7.1	15.2	0.5	(15.7)	7.1
(Loss) earnings from discontinued operations	(3.0)	(3.0)	—	3.0	(3.0)

Net earnings (loss)	$4.1	$12.2	$0.5	$(12.7)	$4.1

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions unless otherwise noted)
(unaudited)
Note 13-Supplemental Joint Issuer and Guarantor Financial Information (Continued)

	For the Three Months Ended March 31, 2005
		Combined	Combined
		Guarantor	Non-Guarantor
	JBI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$207.2	$97.1	$(3.3)	$301.0
Operating costs and expenses:
Cost of products sold	—	140.5	69.7	(3.3)	206.9
Selling, general and administrative expenses	4.6	44.7	21.6	—	70.9
Restructuring charges	—	0.7	—	—	0.7

Operating (loss) income	(4.6)	21.3	5.8	—	22.5

Interest expense	(12.0)	(0.2)	(0.2)	—	(12.4)
Interest income	—	—	0.2	—	0.2
Intercompany interest (expense) income, net	(3.8)	3.7	0.1	—	—
Equity in earnings (losses) of investees, net	17.5	3.8	—	(21.3)	—
Other (expense) income, net	(1.4)	0.7	—	—	(0.7)
Other intercompany (expense) income, net	8.1	(8.2)	0.1	—	—

(Loss) earnings before income taxes and discontinued operations	3.8	21.1	6.0	(21.3)	9.6
Benefit from (provision for) income taxes	4.8	(3.6)	(2.2)	—	(1.0)

Income (loss) from continuing operations	8.6	17.5	3.8	(21.3)	8.6
(Loss) income from discontinued operations	(1.2)	(1.2)	—	1.2	(1.2)

Net earnings	$7.4	$16.3	$3.8	$(20.1)	$7.4

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions unless otherwise noted)
(unaudited)
Note 13-Supplemental Joint Issuer and Guarantor Financial Information (Continued)

	For the Six Months Ended March 31, 2006
		Combined	Combined
		Guarantor	Non-Guarantor
	JBI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$400.0	$161.5	$(5.2)	$556.3
Operating costs and expenses:
Cost of products sold	—	272.1	116.4	(5.2)	383.3
Selling, general and administrative expenses	8.7	80.1	38.9	—	127.7
Restructuring charges	0.2	0.5	1.9	—	2.6

Operating (loss) income	(8.9)	47.3	4.3	—	42.7

Interest expense	(20.1)	(0.3)	(0.6)	—	(21.0)
Interest income	1.9	0.2	0.5	—	2.6
Intercompany interest (expense) income, net	(14.8)	14.0	0.8	—	—
Equity in earnings (losses) of investees, net	34.9	2.3	—	(37.2)	—
Rexair equity earnings	—	1.7	—	—	1.7
Other (expense) income, net	(0.6)	11.3	(1.6)	—	9.1
Other intercompany (expense) income, net	13.8	(14.3)	0.5	—	—

(Loss) earnings before income taxes and discontinued operations	6.2	62.2	3.9	(37.2)	35.1
Benefit from (provision for) income taxes	13.0	(27.3)	(1.6)	—	(15.9)

Income (loss) from continuing operations	19.2	34.9	2.3	(37.2)	19.2
(Loss) income from discontinued operations	(4.4)	(4.4)	—	4.4	(4.4)

Net earnings	$14.8	$30.5	$2.3	$(32.8)	$14.8

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions unless otherwise noted)
(unaudited)
Note 13-Supplemental Joint Issuer and Guarantor Financial Information (Continued)

	For the Six Months Ended March 31, 2005
		Combined	Combined
		Guarantor	Non-Guarantor
	JBI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$401.1	$188.2	$(6.8)	$582.5
Operating costs and expenses:
Cost of products sold	—	270.6	133.9	(6.8)	397.7
Selling, general and administrative expenses	10.0	88.9	40.4	—	139.3
Restructuring charges	—	2.2	—	—	2.2

Operating (loss) income	(10.0)	39.4	13.9	—	43.3

Interest expense	(23.6)	(0.4)	(0.5)	—	(24.5)
Interest income	—	0.4	0.8	—	1.2
Intercompany interest (expense) income, net	(7.6)	7.4	0.2	—	—
Equity in earnings (losses) of investees, net	33.0	9.5	—	(42.5)	—
Other (expense) income, net	(0.7)	(0.5)	1.2	—	—
Other intercompany (expense) income, net	14.5	(13.8)	(0.7)	—	—

(Loss) earnings before income taxes and discontinued operations	5.6	42.0	14.9	(42.5)	20.0
Benefit from (provision for) income taxes	9.6	(9.0)	(5.4)	—	(4.8)

Income (loss) from continuing operations	15.2	33.0	9.5	(42.5)	15.2
(Loss) income from discontinued operations	(2.3)	(2.3)	—	2.3	(2.3)

Net earnings	$12.9	$30.7	$9.5	$(40.2)	$12.9

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions unless otherwise noted)
(unaudited)
Note 13-Supplemental Joint Issuer and Guarantor Financial Information (Continued)

	At March 31, 2006
		Combined	Combined
		Guarantor	Non-Guarantor
	JBI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$53.6	$(5.8)	$26.3	$—	$74.1
Trade receivables, net	—	112.8	80.9	—	193.7
Inventories	—	140.4	48.8	—	189.2
Deferred income taxes	2.6	19.7	5.5	—	27.8
Assets held for sale	—	0.7	68.4	—	69.1
Prepaid expenses and other current assets	1.6	6.2	11.1	—	18.9

Total current assets	57.8	274.0	241.0	—	572.8
Restricted cash	12.7	—	—	—	12.7
Property, plant and equipment, net	1.0	47.0	50.1	—	98.1
Pension assets	148.1	1.1	—	—	149.2
Insurance for asbestos claims	—	153.0	—	—	153.0
Goodwill	—	176.7	50.7	—	227.4
Other non-current assets	29.7	19.3	0.4	—	49.4
Investment in subsidiaries/ Intercompany receivable (payable), net	541.7	954.4	179.1	(1,675.2)	—

Total assets	$791.0	$1,625.5	$521.3	$(1,675.2)	$1,262.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$—	$9.9	$—	$9.9
Current maturities of long-term debt	—	1.7	—	—	1.7
Trade accounts payable	0.4	53.5	46.2	—	100.1
Income taxes payable	20.4	5.6	2.7	—	28.7
Liabilities associated with assets held for sale	—	—	69.9	—	69.9
Accrued expenses and other current liabilities	13.4	48.8	30.9	—	93.1

Total current liabilities	34.2	109.6	159.6	—	303.4
Long-term debt	380.0	1.8	—	—	381.8
Deferred income taxes	33.6	(15.2)	(13.5)	—	4.9
Asbestos claims	—	153.0	—	—	153.0
Other non-current liabilities	39.7	48.1	28.2	—	116.0

Total liabilities	487.5	297.3	174.3	—	959.1
Commitments and contingencies
Stockholders’ equity	303.5	1,328.2	347.0	(1,675.2)	303.5

Total liabilities and stockholders’ equity	$791.0	$1,625.5	$521.3	$(1,675.2)	$1,262.6

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions unless otherwise noted)
(unaudited)
Note 13-Supplemental Joint Issuer and Guarantor Financial Information (Continued)

	At September 30, 2005
		Combined	Combined
		Guarantor	Non-Guarantor
	JBI	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$84.1	$(7.0)	$33.1	$—	$110.2
Trade receivables, net	—	118.9	81.6	—	200.5
Inventories	—	116.9	48.1	—	165.0
Deferred income taxes	7.9	19.4	0.6	—	27.9
Assets held for sale	—	1.8	67.9	—	69.7
Prepaid expenses and other current assets	4.4	5.9	12.3	—	22.6

Total current assets	96.4	255.9	243.6	—	595.9
Restricted cash	12.4	—	—	—	12.4
Property, plant and equipment, net	1.2	50.5	52.0	—	103.7
Pension assets	146.8	1.0	—	—	147.8
Insurance for asbestos claims	—	153.0	—	—	153.0
Goodwill	—	176.7	51.5	—	228.2
Other non-current assets	30.6	17.6	0.3	—	48.5
Investment in subsidiaries/ Intercompany receivable (payable), net	475.7	985.2	180.7	(1,641.6)	—

Total assets	$763.1	$1,639.9	$528.1	$(1,641.6)	$1,289.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$—	$22.0	$—	$22.0
Current maturities of long-term debt	—	1.5	—	—	1.5
Trade accounts payable	0.3	58.0	47.4	—	105.7
Income taxes payable	19.3	6.0	(0.6)	—	24.7
Liabilities associated with assets held for sale	—	—	66.9	—	66.9
Accrued expenses and other current liabilities	17.9	63.9	32.6	—	114.4

Total current liabilities	37.5	129.4	168.3	—	335.2
Long-term debt	380.0	3.5	—	—	383.5
Deferred income taxes	17.4	(1.2)	(10.6)	—	5.6
Asbestos claims	—	153.0	—	—	153.0
Other liabilities	43.0	55.8	28.2	—	127.0

Total liabilities	477.9	340.5	185.9	—	1,004.3
Stockholders’ equity	285.2	1,299.4	342.2	(1,641.6)	285.2

Total liabilities and stockholders’ equity	$763.1	$1,639.9	$528.1	$(1,641.6)	$1,289.5

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions unless otherwise noted)
(unaudited)
Note 13-Supplemental Joint Issuer and Guarantor Financial Information (Continued)

	For the Six Months Ended March 31, 2006
		Combined	Combined
		Guarantor	Non-Guarantor
	JBI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(17.4)	$(20.7)	$7.7	$—	$(30.4)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(3.5)	(1.7)	—	(5.2)
Proceeds from the sale of excess real estate	—	10.9		—	10.9
Proceeds from sale of fixed assets	—	0.1	—	—	0.1
Net transfers with subsidiaries	(13.9)	3.7	—	10.2	—

Net cash (used in) provided by investing activities of continuing operations	(13.9)	11.2	(1.7)	10.2	5.8
Investing activities of discontinued operations	—	—	(1.3)	—	(1.3)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(13.9)	11.2	(3.0)	10.2	4.5

FINANCING ACTIVITIES:
Repayment of long-term debt	—	(1.5)	—	—	(1.5)
Excess Tax Benefits from Share based payment	0.1	—	—	—	0.1
Proceeds from stock option exercise	0.5	—	—	—	0.5
Decrease in notes payable, net	—	—	(11.7)	—	(11.7)
Net transfers with subsidiaries	—	13.9	(3.7)	(10.2)	—

Net cash provided by (used in) financing activities of continuing operations	0.6	12.4	(15.4)	(10.2)	(12.6)
Financing activities of discontinued operations	—	—	0.7	—	0.7

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	0.6	12.4	(14.7)	(10.2)	(11.9)

Effect of exchange rate changes on cash and cash equivalents	0.2	(1.7)	3.2	—	1.7

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(30.5)	1.2	(6.8)	—	(36.1)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	84.1	(7.0)	33.1	—	110.2

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$53.6	$(5.8)	$26.3	$—	$74.1

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions unless otherwise noted)
(unaudited)
Note 13-Supplemental Joint Issuer and Guarantor Financial Information (Continued)

	For the Six Months Ended March 31, 2005
		Combined	Combined
		Guarantor	Non-Guarantor
	JBI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(3.4)	$(30.5)	$5.3	$—	$(28.6)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(0.2)	(7.6)	(3.4)	—	(11.2)
Proceeds from sale of excess real estate & other non-operating assets	—	7.1	—	—	7.1
Proceeds from sale of property, plant and equipment	—	0.1	—	—	0.1
Net transfers with subsidiaries	(17.9)	17.9	—	—	—

Net cash (used in) provided by investing activities of continuing operations	(18.1)	17.5	(3.4)	—	(4.0)
Investing activities of discontinued operations	—	(0.1)	—	—	(0.1)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(18.1)	17.4	(3.4)	—	(4.1)

FINANCING ACTIVITIES:
Proceeds from long-term debt	46.8	—	—	—	46.8
Repayment of long-term debt	(25.5)	(1.4)	—	—	(26.9)
Payments to cancel options	(0.2)	—	—	—	(0.2)
Proceeds from stock option exercises	0.2	—	—	—	0.2
Decrease in notes payable, net	—	—	(1.8)	—	(1.8)
Net transfers with parent	—	17.9	(17.9)	—	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	21.3	16.5	(19.7)	—	18.1

Effect of exchange rate changes on cash and cash equivalents	(0.7)	3.3	(1.4)	—	1.2

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(0.9)	6.7	(19.2)	—	(13.4)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	0.9	1.0	37.7	—	39.6

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$7.7	$18.5	$—	$26.2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions unless otherwise noted)
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
Demand for our products is primarily driven by new home starts, remodeling and commercial construction activity. Accordingly, many external factors affect our business including weather and the impact of the broader economy on our end markets. Weather is an important variable for us as it significantly impacts construction. Spring and summer months in the U.S. and Europe represent the main construction season for new housing starts and remodeling, as well as increased construction in the commercial and institutional markets. As a result, sales in our Bath Products and Plumbing Products segments are generally higher in the third and fourth fiscal quarters as compared to the first two quarters of our fiscal year. The autumn and winter months generally impede construction and installation activity.
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
During the second quarter of 2006 we entered an agreement to sell all of our shares of common stock of SJ to United Pacific Industries Limited for a purchase price of approximately $5.0 million. We will not retain any interest in SJ after the consummation of the transaction. We expect to close on this transaction by the end of July 2006. Two of our directors are also directors and significant stockholders of the purchaser, and as a result this is deemed a related party transaction. The transaction was considered and approved by a committee of independent directors, without participation by the interested directors. For further information, see our Report on Form 8-K filed March 27, 2006.
Both of these disposal plans qualified for treatment as discontinued operations in accordance with SFAS No. 144. Therefore, the operating results of these discontinued operations were not included in our results from continuing operations. Instead, the results were recorded as a loss from discontinued operations.
Summarized results of these discontinued operations are as follows:

	Second Quarter		First Half
	2006	2005	2006	2005
Net sales	$27.6	$36.9	$50.5	$69.2
Operating loss	(2.0)	(1.1)	(4.1)	(2.9)
Loss from discontinued operations	(3.0)	(1.2)	(4.4)	(2.3)
These results are excluded from the following discussion of Results of Operations.
Results of Operations
Overall

	Second Quarter		First Half
	2006	2005	2006	2005
Net sales
Bath Products	$188.2	$191.3	$362.4	$372.2
Plumbing Products	101.0	82.1	193.9	158.9
Rexair	—	27.6	—	51.4

Total net sales	$289.2	$301.0	$556.3	$582.5

Operating income
Bath Products	$8.0	$6.2	$13.9	$10.8
Plumbing Products	20.0	15.3	38.1	30.5
Rexair	—	6.0	—	12.5

	28.0	27.5	52.0	53.8
Corporate expenses	(6.4)	(5.0)	(9.3)	(10.5)

Total operating income	$21.6	$22.5	$42.7	$43.3

Net sales decreased in the second quarter and first half of 2006 compared to the respective prior year periods primarily due to the absence of Rexair sales in 2006 as a result of the June 30, 2005 disposition. The decrease in net sales attributable to the sale of Rexair was partially offset by an increase in Plumbing Products sales. Bath Products sales in the second quarter and first half of 2006 were negatively impacted by $5.8 million and $10.3 million of unfavorable foreign currency exchange rate fluctuations, respectively.

Operating income decreased by $0.9 million and $0.6 million in the second quarter and first half of 2006 due to the sale of Rexair. Operating income in the second quarter and first half of 2006 included $1.6 million and $3.2 million of restructuring and other charges, respectively, compared to restructuring charges of $0.7 million and $2.2 million, in the second quarter and first half of 2005, respectively. The first quarter of 2006 also included a $1.7 million gain from the settlement of a property tax liability.
Bath Products
Sales in the Bath Products segment decreased 1.6% in the second quarter and 2.6% year to date in 2006 from the same period in 2005. This included the impact of unfavorable currency exchange rate fluctuations of $5.8 million and $10.3 million for the second quarter and year to date periods, respectively. Spa sales increased as a result of improved pricing and mix despite continued softness in the spa market. Price increases throughout the segment helped mitigate higher raw material costs, primarily oil-based commodities, and offset the continued volume decline in the U.K. market that began in January 2005. Although the Company does not anticipate any significant recovery in the U.K. market during fiscal 2006, it expects to continue to generate sales growth in selected European markets.
Operating income increased 29.0% and 28.7% in the second quarter and first half of fiscal 2006, respectively, over the prior year periods due to continued cost reductions in the U.S. bath and spa businesses. The segment also benefited from favorable mix and higher product prices, which helped offset raw material increases and lower volume.
Operating income in the Bath Products segment included restructuring and other charges of $1.6 million and $3.0 million for the second quarter and year to date periods of fiscal 2006, compared to restructuring charges of $0.7 million and $2.2 million in the second quarter and year to date periods of fiscal 2005 (see the Restructuring Costs section below for further discussion on these charges). We are continuing to review a number of further U.K. cost reduction initiatives. Results in the second quarter of fiscal 2005 included a reduction in warranty costs of $2.2 million resulting from the favorable settlement of a dispute with the previous owners of the Sundance Spas business. The second quarter of 2005 also included severance costs of $0.7 million, as well as costs related to the opening of the Zhuhai, China Engineering and Sourcing Center of $0.5 million.
Plumbing Products
Net sales in the Plumbing Products segment increased 23.0% and 22.0% in the second quarter and first half of fiscal 2006, respectively compared to the same periods of the prior year. The higher sales were driven by sales of new products, market penetration and industry growth. In addition, price increases initiated in prior periods helped to offset the continued rise of raw material costs, primarily increases in metal and oil-based commodities. Net sales increased in the PEX product line largely due to the continued conversion from copper to PEX. Net sales at Wilkins and Commercial Brass increased primarily as a result of increased market penetration driven by new product innovation.
Operating income for the second quarter and first half of fiscal 2006 increased by 30.7% and 24.9% from the same periods last year. The increase was principally due to strong sales volume.
Rexair
We sold our investment in Rexair on June 30, 2005. In conjunction with the sale, we obtained a 30% equity interest in Rexair’s new parent company, which is accounted for under the equity method.
Corporate Expenses
Corporate expenses increased to $6.4 million in the second quarter of fiscal 2006 from $5.0 million in the same period last year as a result of reduced pension income due to a lower discount rate and increased amortization of net actuarial losses ($0.7 million), as well as an increase in accrued incentives due to the Company’s improved performance versus prior year. For the year to date period, the decrease in corporate expense was largely due to the gain recorded from a property tax settlement ($1.7 million) in the first quarter of 2006.

Interest Income and Expense
The decrease in interest expense and increase in interest income from the prior year periods are the result of lower debt levels and higher cash and cash equivalents, resulting primarily from the proceeds on the sale of Rexair in June 2005.
Other Income, net
Other income in the second quarter of 2006 includes a $3.5 million gain as a result of a reduction of environmental reserves due to a favorable court ruling, which more than offset foreign currency transaction losses of $1.6 million recorded in the current period related to a prior year transaction. The year to date period also includes a $9.3 million gain recorded in the first quarter of 2006 that resulted from the recognition of deferred profit on the sale of real estate, partially offset by a $0.6 million charge for the buyout of certain vested post employment benefit plan liabilities. Other expense in the second quarter and year to date periods of 2005 included a net gain on the sale of two non-operating assets of $1.1 million.
Taxes
Our effective tax rate for the first half of 2006 is 45.3% as compared to 24.1% for the first half of 2005. The increase in the rate is primarily the result of the fact that the second quarter of fiscal 2006 included a $1.1 million increase in tax reserves associated with foreign tax withholdings and other changes in estimates. The first half of 2005 includes a $2.9 million tax benefit as a result of a favorable settlement of a federal income tax audit.
We have appealed various issues relating to the Federal audit of our U.S. consolidated returns for 1998 through 2002. We have recorded reserves that are adequate to cover any assessment if our appeals are rejected. In addition, several states and various other countries have examinations either in the planning stages or currently underway.
Restructuring Costs
The activity in the restructuring liability accounts by cost category is as follows:

	Lease and	Severance
	Contract-Related	and Related	Total
	Costs	Costs	Costs

At September 30, 2005	$1.7	$2.1	$3.8
Charges	0.1	2.5	2.6
Cash payments	(0.4)	(3.3)	(3.7)

At March 31, 2006	$1.4	$1.3	$2.7

We recorded restructuring and other charges of $1.6 million and $3.2 million during the second quarter and first half of 2006, respectively. Restructuring and other charges for the second quarter of 2006 largely consisted of $1.3 million related to the previously announced consolidation of the Bradford, U.K. plant. The Bradford charges included $0.6 million related to inventory write-downs and accelerated depreciation, recorded in cost of goods sold and $0.7 million of severance and other cash expenses recorded as restructuring expenses. The remaining restructuring charges in the second quarter primarily related to other staffing and overhead reductions in the U.K. operations. We expect to record $1.1 million in accelerated depreciation in cost of goods sold and $1.1 million in cash restructuring charges over the remainder of fiscal 2006 related to the Bradford consolidation and other identified overhead reductions at its U.K. operations. Approximately 100 employees will be affected by this action.
Restructuring charges in the first half of 2006 included charges for the closure of our Asia office, staff reductions in the U.K. and domestic bath business and the continued implementation of other overhead reductions. In the first quarter of 2006, management approved a plan to close our Asia sales and administration office. Asia’s operations are being absorbed into our domestic and European subsidiaries. We incurred severance and lease related charges of $0.6 million associated with this closure, and 11 employees were terminated. Restructuring charges for the second quarter and first half of 2005 were mainly associated with the consolidation of administrative functions into the Dallas, TX shared services center.
Approximately $2.2 million of the accrued restructuring costs at March 31, 2006 are included in the balance sheet caption “Accrued expenses and other current liabilities,” while the remaining $0.5 million are recorded in the balance sheet caption “Other non-current liabilities.” We expect the remaining accruals to be paid with cash over the next three years as provided by the severance and lease agreements.

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
Net cash used by operating activities of continuing operations was $21.1 million in the first half of 2006 compared to $7.9 million used in the first half of 2005. The comparison was impacted by the sale of Rexair, which contributed $10.8 million of cash during the first half of fiscal 2005. Also investments in primary working capital (trade receivables, inventory and trade payables) increased by $6.6 million in the first half of 2006. In the first quarter of 2006, we paid $3.0 million to buyout certain vested post-retirement benefit plan liabilities owed to participants who were retired or terminated.
Trade accounts receivables and payables declined $5.2 million and $5.4 million, respectively, from the September 30, 2005 balances as a result of the seasonal declines in our business. In addition, inventory increased $25.1 million due to increased investment, primarily in our plumbing business to ensure continued levels of customer service, and increased stocking for the coming selling season. We typically use cash in the first half of the year due to the seasonality of most of our businesses. Weather can significantly impact construction and installation, which ultimately impacts sales in our Bath Products and Plumbing Products segments. Sales of outdoor jetted spas and other products are also sensitive to weather conditions and tend to decrease during the fall and winter months (predominantly the first and second quarters).
During the first half of 2006, we paid $3.7 million related to our restructuring plans. We expect to pay approximately $2.6 million over the next two quarters (see Restructuring Costs for additional information on restructuring).
Net cash used in discontinued operations in the first half of 2006 was $9.3 million compared to $20.7 million in the first half of 2005. The decrease in net cash used was due to the sale of Eljer in the third quarter of fiscal 2005. Net cash used in the current period was primarily associated with liabilities we assumed in conjunction with the Eljer sale.
Net cash provided by investing activities of $4.5 million in the first half of 2006 consisted primarily of $10.9 million collected from the sale of excess real estate and other non-operating assets, offset by capital expenditures of $5.2 million. Net cash used in investing activities of $4.1 million for the same period in 2005 consisted largely of capital expenditures of $11.3 million, partially offset by proceeds from the sale of real estate and other non-operating assets of $7.1 million.
We expect total capital expenditures for the remainder of fiscal 2006 to be in the range of $16 million to $21 million for new business requirements, system upgrades and implementations, initiatives involving the consolidation of workflows and improvement of manufacturing efficiencies and other capital requirements in the ordinary course of business.
Net cash used in financing activities was $11.9 million during the first half of 2006, which consisted mainly of $11.7 million in repayment of notes. Net cash provided by financing activities of $18.1 million in the first half of 2005 was primarily comprised of net borrowings on long-term debt and notes.
The outstanding debt balances and the maximum availability under our debt instruments at March 31, 2006 were as follows:

	Maximum	Amount	Applicable
	Availability	Outstanding	Interest Rate
Senior Notes	$380.0	$380.0	9.625%
Asset-based credit facility (1)	115.6	—	2.25% over LIBOR or 0.25% over Prime
US Brass note	3.5	3.5	Interest imputed at 9.5%

Total	$499.1	$383.5

(1)	$33.6 million of the facility is utilized for letters of credit, which were outstanding at March 31, 2006.
The Senior Notes are due on July 1, 2010 and require the payment of interest of $18.3 million on January 1 and July 1 of each year. We are restricted in the redemption of the Senior Notes per the terms of the agreement with the note holders. Prior to July 1, 2006, we are permitted to redeem up to 35% of the Senior Notes with the net cash proceeds of an equity offering. On and after July 1, 2007, we can redeem the Senior Notes subject to a redemption premium of 104.8% for the first 12 months and 102.4% for the following 12 months. On and after July 1, 2009, the Senior Notes can be redeemed at face value. As of March 31, 2006, we have restricted cash accounts of $12.7 million that are being held for the benefit of the bondholders upon the sales of Rexair and Eljer in the third quarter of fiscal 2005. The indentures to the Senior Notes limit our ability to pay dividends, repurchase stock and make other restricted payments as defined therein.

On April 11, 2006 we commenced an offer to purchase up to $47.7 million aggregate principal amount of our Senior Notes at par, plus accrued and unpaid interest. The amount of the offer is equivalent to the remaining proceeds from both the Rexair and Eljer dispositions, net of certain expenses and payments incurred in connection with the dispositions.
The offer will expire on May 22, 2006, unless extended. We have not received any acceptances to our offer to purchase as of this date and do not expect to purchase any senior notes pursuant to this offer as the senior notes have a current market value that exceeds the offering price.
We also have an asset-based revolving credit facility that matures on July 15, 2008. Under this facility, we can borrow up to $200.0 million subject to a borrowing base consisting of eligible accounts receivable and eligible inventory. There are several fees associated with the asset-based credit facility including an unused commitment fee of 0.5%, a letter of credit fee equal to the applicable LIBOR margin and a fronting fee of 0.125% on all outstanding letters of credit. There were no outstanding balances under this facility at March 31, 2006 or September 30, 2005.
The asset-based credit facility requires us to maintain a minimum consolidated fixed charge coverage ratio, which is only applicable if our availability under the asset-based credit facility falls below $20.0 million. We were not subject to this debt covenant at March 31, 2006 because our availability exceeded the required threshold. However, if it were applicable, we would have been in compliance. We expect to maintain availability in excess of $20.0 million for the foreseeable future. This credit facility also includes a restriction on the payment of dividends.
The availability under our asset-based credit facility must be reduced by the amount that our cash balance falls below the $42.0 million of excess proceeds we received upon the sale of Rexair. We are required to either reinvest the excess proceeds in our business or offer to redeem the Senior Notes at par within one year of the date of sale. Our cash balance exceeded $42.0 million at March 31, 2006, thus the availability under our asset-based credit facility was not impacted by this credit facility requirement.
We paid $20.2 million of interest on our borrowings during the first half of 2006 and $23.6 million during the first half of 2005. Additional information regarding our long-term debt can be found in our 2005 Annual Report on Form 10-K, filed on December 15, 2005.
Commitments
At March 31, 2006, we had approximately $115.6 million available to be borrowed under the asset-based facility, of which we had utilized approximately $33.6 million for letters of credit; leaving $82.0 million available for additional borrowings. In addition, we have outstanding foreign commercial letters of credit of $2.1 million which do not affect availability under the asset-based credit facility.
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
We have sold a number of assets and businesses over the last several years and have, on occasion, provided indemnifications for liabilities relating to product liability, environmental, insurance and other claims. We have recorded reserves totaling approximately $18.8 million as of March 31, 2006 for asserted and probable unasserted claims related to these liabilities. These amounts have not been discounted.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
In the normal course of doing business, we are exposed to the risks associated with changes in currency exchange rates. To limit the risks from such fluctuations, we may enter into various hedging transactions that have been authorized pursuant to our policies, but do not engage in such transactions for trading purposes. We did not have any variable rate interest debt at March 31, 2006, and we do not anticipate incurring substantial amounts of such debt during the remainder of fiscal 2006. Therefore, market risks associated with interest rate changes are expected to be minimal for fiscal 2006.
We are exposed to foreign currency exchange risk related to our international operations as well as our U.S. businesses, which import or export goods. We have made limited use of financial instruments to manage this risk and have no such instruments outstanding as of March 31, 2006. A hypothetical unfavorable movement of 10% across each of the foreign exchange rates that we have exposure would have decreased our estimated income from continuing operations by approximately $1.8 million, before taxes, in fiscal 2005. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor potential changes in sales levels or local currency prices.
Item 4. Controls and Procedures
We carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for recording, processing and summarizing the information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. Our management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature can provide only reasonable assurance regarding management’s control objectives. During the first half of 2006, we implemented new information technology systems at two sites. As a result, certain changes have been made to our internal control over financial reporting. There were no other significant changes in our internal control over financial reporting during the second quarter of 2006 identified in connection with the evaluation referred to above, that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
We held our Annual Meeting of Stockholders on February 6, 2006. At the meeting:
1.	The following persons were elected as Directors in Class II, to serve until the 2009 Annual Meeting of Stockholders or until their successors are elected and qualified:

Nominee	Votes For	Votes Withheld

Royall Victor III Thomas B. Waldin	65,977,816 66,297,151	2,111,759 1,792,424
The terms of the Directors in Class III will continue until the 2007 Annual Meeting of Stockholders. The names of the Class III Directors are included in, and incorporated by reference to, the definitive proxy statement for our 2006 Annual Meeting of Stockholders, which was filed with the SEC on January 5, 2006.
2.	Our stockholders ratified the appointment of Ernst & Young LLP as our independent Registered Public Accounting Firm for the 2006 fiscal year with 66,175,176 votes for, 1,621,821 votes against and 292,581 abstentions.
Item 6. Exhibits

10.1	Stock Purchase Agreement dated as of March 23, 2006 among Jacuzzi Brands, Inc., USI American Holdings, Inc. and United Pacific Industries Limited (filed as Exhibit 2.1 to our Current Report on Form 8-K filed on March 27, 2006).

31.1	Certification of principal executive officer required by Rule 13a-14(a) of the Exchange Act.

31.2	Certification of principal financial officer required by Rule 13a-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JACUZZI BRANDS, INC.
Date: May 11, 2006	By:	/s/ Jeffrey B. Park
Jeffrey B. Park
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Francisco V. Puñal
Francisco V. Puñal
Vice President and Controller (Principal Accounting Officer)