Form 10-Q
period 2006-07-01
JACUZZI BRANDS INC
filed 2006-08-10
CIK 1056874

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2006
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
Yes ☐      No ☒
As of July 31, 2006, Jacuzzi Brands, Inc. had one class of common stock, of which 77,653,322 shares were outstanding.

JACUZZI BRANDS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
JACUZZI BRANDS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net sales	$332.6	$334.2	$888.9	$916.7
Operating costs and expenses:
Cost of products sold	225.6	223.5	608.9	621.2
Selling, general and administrative expenses	72.7	75.3	200.4	214.6
Restructuring charges	0.7	1.4	3.3	3.6

Operating income	33.6	34.0	76.3	77.3
Interest expense	(10.5)	(12.4)	(31.5)	(36.9)
Interest income	1.2	0.3	3.8	1.5
Gain on sale of business	—	25.8	—	25.8
Rexair equity earnings	0.8	—	2.5	—
Other (expense) income, net	(0.7)	(5.9)	8.4	(5.9)

Earnings before income taxes	24.4	41.8	59.5	61.8

Provision for income taxes	(25.4)	(3.9)	(41.3)	(8.7)

(Loss) Earnings from continuing operations	(1.0)	37.9	18.2	53.1

Discontinued operations:
Loss from operations (net of tax benefit of $0.0, $1.5, $0.0 and $2.4, respectively)	(1.6)	(2.7)	(3.8)	(4.7)
Loss from disposals (net of tax benefit of $0.4 $1.0, $1.8 and $1.2, respectively)	(1.3)	(56.0)	(3.5)	(56.3)

Net (loss) earnings	$(3.9)	$(20.8)	$10.9	$(7.9)

Basic (loss) earnings per share:
Continuing operations	$(0.01)	$0.50	$0.24	$0.70
Discontinued operations	(0.04)	(0.78)	(0.10)	(0.81)

	$(0.05)	$(0.28)	$0.14	$(0.11)

Diluted (loss) earnings per share:
Continuing operations	$(0.01)	$0.50	$0.24	$0.69
Discontinued operations	(0.04)	(0.77)	(0.10)	(0.79)

	$(0.05)	$(0.27)	$0.14	$(0.10)

The accompanying notes are an integral part of these statements.

JACUZZI BRANDS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	June 30,	September 30,
	2006	2005
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$108.9	$110.2
Trade receivables, net	219.3	200.5
Inventories	191.2	165.0
Deferred income taxes	28.6	27.9
Assets held for sale	69.4	69.7
Prepaid expenses and other current assets	23.4	22.6

Total current assets	640.8	595.9
Restricted cash	—	12.4
Property, plant and equipment, net	99.0	103.7
Pension assets	149.8	147.8
Insurance for asbestos claims	153.0	153.0
Goodwill	230.7	228.2
Other non-current assets	49.5	48.5

TOTAL ASSETS	$1,322.8	$1,289.5

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable	$18.6	$22.0
Current maturities of long-term debt	1.7	1.5
Trade accounts payable	109.9	105.7
Income taxes payable	34.6	24.7
Liabilities associated with assets held for sale	71.1	66.9
Accrued expenses and other current liabilities	104.8	114.4

Total current liabilities	340.7	335.2
Long-term debt	381.8	383.5
Deferred income taxes	17.6	5.6
Asbestos claims	153.0	153.0
Other non-current liabilities	120.8	127.0

Total liabilities	1,013.9	1,004.3
Commitments and contingencies
Stockholders’ equity	308.9	285.2

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,322.8	$1,289.5

The accompanying notes are an integral part of these statements.

JACUZZI BRANDS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Nine months ended
	June 30
	2006	2005
		(Revised)
OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities of continuing operations	$(0.6)	$8.8
Net cash used in operating activities of discontinued operations	(12.5)	(26.1)

NET CASH USED IN OPERATING ACTIVITIES	(13.1)	(17.3)

INVESTING ACTIVITIES:
Proceeds from sale of businesses, net	—	140.7
Purchases of property, plant and equipment	(8.2)	(18.4)
Proceeds from sale of excess real estate and other non-operating assets	10.9	7.2
Proceeds from sale of fixed assets	0.2	0.2

Net cash provided by investing activities of continuing operations	2.9	129.7
Investing activities of discontinued operations	(1.4)	(0.4)

NET CASH PROVIDED BY INVESTING ACTIVITIES	1.5	129.3

FINANCING ACTIVITIES:
Proceeds from long-term debt	—	59.1
Repayment of long-term debt	(1.5)	(124.8)
Excess tax benefits from share based payment agreements	0.2	—
Payment of financing fees	—	(1.0)
Proceeds from stock option exercises	0.7	0.2
Withdrawal from restricted cash collateral accounts	12.8	—
Deposits into restricted cash collateral accounts	—	(12.4)
Payments for stock option exchange	—	(0.2)
Decrease in notes payable, net	(4.4)	(2.9)

Net cash provided by (used in) financing activities of continuing operations	7.8	(82.0)
Financing activities of discontinued operations	(0.2)	(0.1)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	7.6	(82.1)

Effect of exchange rate changes on cash and cash equivalents	2.7	(0.3)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1.3)	29.6

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	110.2	39.6

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$108.9	$69.2

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
We operate on a 52- or 53-week fiscal year ending on the Saturday nearest to September 30. The three- and nine-month periods presented in our condensed consolidated financial statements reflect the 13-week and 39-week periods ending on the Saturday nearest June 30 of the respective year, but are presented as of June 30 for convenience. The fiscal periods presented in this report on Form 10-Q, which consist of the 13 weeks and 39 weeks ended June 30, 2006 (also referred to as the “third quarter of 2006” and “nine months ended 2006”, respectively) and the 13 weeks and 39 weeks ended June 30, 2005 (also referred to as the “third quarter of 2005” and “nine months ended 2005”, respectively), are unaudited. However, in our opinion, these financial statements reflect all normal, recurring adjustments necessary to provide a fair presentation of our financial position, results of operations and cash flows for the periods presented. These interim financial statements are condensed, and thus, do not include all of the information and footnotes required by United States generally accepted accounting principles (“GAAP”) for presentation of a complete set of financial statements. The balance sheet as of October 1, 2005 (referred to as September 30, 2005 for convenience) has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for a complete set of financial statements.
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
Tax expense for the third quarter of fiscal 2006 includes a $14.4 million valuation allowance related to our U.K. deferred tax assets (see Note 12 for further details).
Operating income in the third quarter of fiscal 2006 included $4.5 million of expense related to our retiree benefit liabilities for several key executives. Approximately $1.0 million of this amount should have been recorded in the first and second quarters of fiscal 2006 and $2.9 million should have been recorded during the period beginning with the Company’s 1995 spin off from Hanson plc through fiscal 2005, and $0.6 million relates to the current quarter. No single fiscal year was materially misstated so the entire $4.5 million was recorded in the current period as follows: $2.9 million in corporate expenses; $1.1 million in the Bath Products segment; and $0.5 million in the Plumbing Products segment. We also adjusted paid-in capital by $0.5 million to reflect the additional retiree benefit liability associated with these contracts, which should have been recorded at the time of the Company’s 1995 spin off.
Net cash provided by investing activities in the nine months ended 2006 included $9.3 million collected on a non-operating note that had previously been fully reserved. We had obtained the note in October 2002 upon the sale of a piece of property to a property developer, Woodlands Ventures, LLC. The gain of $9.3 million, which had been deferred until collection of the note, was recorded in other income, net, in the first quarter of 2006.
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

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions unless otherwise noted)
(unaudited)
Note 1 — Basis of Presentation (continued)

	September 30,
	2005	2004	2003
Net cash used in discontinued operations, as reported	$(31.2)	$(14.6)	$(8.9)
Adjustments	—	0.3	1.5

Net cash used in operating activities of discontinued operations, revised	(31.2)	(14.3)	(7.4)

Net cash used in investing activities of discontinued operations, as reported	—	—	—
Adjustments	(0.7)	(0.3)	(1.5)

Net cash used in investing activities of discontinued operations, revised	(0.7)	(0.3)	(1.5)

Net cash provided by financing activities of discontinued operations, as reported	—	—	—
Adjustments	0.7	—	—

Net cash provided by financing activities of discontinued operations, revised	0.7	—	—
Note 2 — New Accounting Pronouncement
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes.” This interpretation clarifies the accounting for income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of FIN 48 on our consolidated results of operations and financial position.
Note 3 — Inventories
Inventories consist of the following:

	June 30,	September 30,
	2006	2005
Finished products	$130.0	$108.7
In-process products	14.1	12.9
Raw materials	47.1	43.4

	$191.2	$165.0

Note 4 — Long-Term Debt
Long-term debt consists of the following:

	June 30,	September 30,
	2006	2005
Senior Notes	$380.0	$380.0
Other long-term debt	3.5	5.0

	383.5	385.0
Less: current maturities	(1.7)	(1.5)

Long-term debt	$381.8	$383.5

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
Note 4 — Long-Term Debt (continued)
On and after July 1, 2007, we can redeem the Senior Notes subject to a redemption premium of 104.8% for the first 12 months and 102.4% for the following 12 months. On and after July 1, 2009, the Senior Notes can be redeemed at face value.
As required by the Indenture governing the Senior Notes, on April 11, 2006 we commenced an offer to purchase up to $47.7 million aggregate principal amount of our Senior Notes at par, plus accrued and unpaid interest. The amount of the offer was equivalent to the remaining proceeds from both the Rexair, Inc. (“Rexair”) and Eljer Plumbingware, Inc. (“Eljer”) dispositions, net of certain expenses and payments incurred in connection with the dispositions. None of the Senior Notes was tendered for purchase. At September 30, 2005, we had restricted cash accounts of $12.4 million that were held for the benefit of the bondholders related to the proceeds from the Rexair and Eljer dispositions. As a result of the tender offer this restricted cash balance was reclassified to cash and cash equivalents.
We have an asset-based credit facility that matures on July 15, 2008. Under this facility, we can borrow up to $200.0 million subject to a borrowing base consisting of eligible accounts receivable and eligible inventory. There were no balances outstanding under this facility during the nine months ended 2006. At June 30, 2006, we had approximately $131.8 million available to be borrowed under the asset-based credit facility, of which we had utilized approximately $32.4 million for letters of credit, leaving $99.4 million available for borrowings. In addition, we have outstanding foreign commercial letters of credit of $2.8 million which do not affect availability under the asset-based credit facility.
We paid $20.8 million of interest on our borrowings during the nine months ended 2006 and $44.5 million during the nine months ended 2005. The majority of the difference between the two years is the result of the timing of the semi-annual payment of our Senior Notes. The July payment was made in the third quarter of the prior year, whereas it was paid at the beginning of the fourth quarter of the current year. Additional information regarding our long-term debt can be found in our 2005 Annual Report on Form 10-K, filed on December 15, 2005.
Note 5 — Commitments and Contingencies
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
Changes in our warranty reserves during the nine months ended 2006 are as follows:

At September 30, 2005	$24.3
Warranty accrual	13.6
Cash payments	(12.1)

At June 30, 2006	$25.8

Contingencies
In the first quarter 2006, we reached a settlement with a state regarding past due taxes on property. As a result, we recorded a gain of $1.7 million, reducing our liability to the state to $0.3 million. This gain is included in corporate general and administrative expenses for the nine months ended 2006.
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
We have sold a number of assets and businesses over the last several years and have, on occasion, provided indemnifications for liabilities relating to product liability, environmental, insurance, tax and other claims. We have recorded reserves, net of escrow deposits totaling approximately $15.9 million as of June 30, 2006 for asserted and potential unasserted claims related to these liabilities. These amounts have not been discounted.

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions unless otherwise noted)
(unaudited)
Note 5 — Commitments and Contingencies (continued)
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
As of June 30, 2006, we had accrued approximately $8.5 million ($0.6 million accrued as current liabilities and $7.9 million as non-current liabilities), including $5.9 million for discontinued operations, for environmental liabilities. These amounts have not been discounted. Other income in the nine months ended 2006 includes a $3.5 million gain related to a reduction of environmental reserves resulting from a favorable court ruling. We have deposited $10.5 million in escrow accounts pursuant to the terms of past asset sales to pay for almost all of the balance accrued for environmental liabilities. We accrue an amount for each case when the likelihood of an unfavorable outcome is probable and the amount of loss associated with such unfavorable outcome is reasonably estimable. We believe that the range of liability for these matters could reach $8.7 million if it included cases where the likelihood of an unfavorable outcome is only reasonably possible. During the third quarter of 2006, we entered into a settlement agreement with Ames True Temper, Inc. regarding our environmental liabilities. We surrendered the cash that was deposited in escrow for these matters and paid $2.5 million in return for our release from all pending claims and any future environmental liabilities associated with Ames True Temper, Inc. We cannot predict whether future developments in laws and regulations concerning environmental protection or unanticipated enforcement actions will require material capital expenditures or otherwise affect our financial condition, results of operations or cash flows in a materially adverse manner, or whether our businesses will be successful in meeting future demands of regulatory agencies in a manner which will not have a material adverse effect on our financial condition, results of operations or cash flows.
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
(unaudited)
Note 5 — Commitments and Contingencies (continued)
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
New claims filed against Zurn were lower period-over-period. During the third quarter and nine months ended 2006, approximately 1,600 and 5,000, respectively, new asbestos claims were filed against Zurn. During the third quarter and nine months ended 2005, approximately 2,600 and 9,200, respectively, new asbestos claims were filed against Zurn. As of June 30, 2006, the number of asbestos claims pending against Zurn was approximately 59,000 compared to 69,900 as of September 30, 2005. The pending claims against Zurn as of June 30, 2006 were included in approximately 4,700 lawsuits, in which Zurn and an average of 70 other companies are named as defendants, and which cumulatively allege damages of approximately $10.9 billion against all defendants. The claims are handled pursuant to a defense strategy funded by Zurn’s insurers. Defense costs currently do not erode the coverage amounts in the insurance policies, although a few policies that will be accessed in the future may count defense costs toward aggregate limits.
During the third quarter and nine months ended 2006 and as of the end of such periods, approximately 14,300 and 16,000 claims, respectively, were paid and/or pending payment and approximately 6,100 and 10,800 claims, respectively, were dismissed and/or pending dismissal. During the third quarter and nine months ended 2005 and as of the end of such period, approximately 12,800 and 16,000 claims, respectively, were paid and/or pending payment and approximately 5,100 and 11,800 claims, respectively, were dismissed and/or pending dismissal. Since Zurn received its first asbestos claim in the 1980s, Zurn has paid or dismissed or agreed to settle or dismiss approximately 131,800 asbestos claims including dismissals or agreements to dismiss of approximately 35,000 of such claims through June 30, 2006.
Zurn used an independent economic consulting firm with substantial experience in asbestos liability valuations to assist in the estimation of Zurn’s potential asbestos liability. At September 30, 2005, that firm estimated that Zurn’s potential liability for asbestos claims pending against it and for claims estimated to be filed through 2015 is approximately $153 million. That firm estimated Zurn will pay approximately $114 million through 2015 on such claims, with the balance of the estimated liability being paid in subsequent years. As discussed below in more detail, Zurn expects all such payments to be paid by its carriers.
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
Zurn estimates that its available insurance to cover its potential asbestos liability as of June 30, 2006 is approximately $287 million. Zurn believes, based on its experience in defending and dismissing such claims and the coverage available, that it has sufficient insurance to cover the pending and reasonably estimable future claims. This conclusion was reached after considering Zurn’s experience in asbestos litigation, the insurance payments made to date by Zurn’s insurance carriers, existing insurance policies, the industry ratings of the insurers and the advice of insurance coverage counsel with respect to applicable insurance coverage law relating to the terms and conditions of those policies.

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions unless otherwise noted)
(unaudited)
Note 5 — Commitments and Contingencies (continued)
As of June 30, 2006 and September 30, 2005, Zurn recorded a receivable from its insurance carriers of $153 million, which corresponds to the amount of Zurn’s potential asbestos liability that is covered by available insurance and is probable of recovery. However, there is no assurance that $287 million of insurance coverage will ultimately be available or that Zurn’s asbestos liabilities will not ultimately exceed this amount. Factors that could cause a decrease in the amount of available coverage include changes in law governing the policies, potential disputes with the carriers on the scope of coverage, and insolvencies of one or more of Zurn’s carriers.
Principally as a result of the past insolvency of certain of Zurn’s insurance carriers, coverage analysis reveals that certain gaps exist in Zurn’s insurance coverage, but only if and after Zurn uses approximately $217 million of its remaining approximate $287 million of insurance coverage. As noted above, the estimate of Zurn’s potential liability for asbestos claims pending against it and for claims estimated to be filed through 2015 is $153 million with the expected amount to be paid through 2015 being $114 million. In order to use approximately $262 million of the $287 million of its insurance coverage from solvent carriers, Zurn estimates that it would need to satisfy approximately $14 million of asbestos claims, with additional gaps of $80 million layered within the final $25 million of the $287 million of coverage. We will pursue, if necessary, any available recoveries on our approximately $148 million of coverage with insolvent carriers, which includes approximately $83 million of coverage attributable to the gaps discussed above. These estimates are subject to the factors noted above.
After review of the foregoing with Zurn and its consultants, we believe that the resolution of Zurn’s pending and reasonably estimable asbestos claims will not have a material adverse effect on Zurn’s financial condition, results of operations or cash flows.
Note 6 — Comprehensive Earnings
The components of comprehensive earnings (loss) are as follows:

	Third Quarter		Nine Months Ended
	2006	2005	2006	2005
Net (loss) earnings	$(3.9)	$(20.8)	$10.9	$(7.9)
Foreign currency translation adjustments, net of tax	9.7	(9.9)	9.9	(1.7)
Minimum pension liability adjustment, net of tax	(1.1)	0.7	(0.8)	(0.7)
Net unrealized loss on investments, net of tax	(0.1)	—	(0.1)	(0.2)

Comprehensive earnings (loss)	$4.6	$(30.0)	$19.9	$(10.5)

Note 7 — (Loss) Earnings Per Share
The information required to compute net (loss) earnings per basic and diluted share is as follows:

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions unless otherwise noted)
(unaudited)
Note 7 — (Loss) Earnings Per Share (continued)

	Third Quarter		Nine Months Ended
	2006	2005	2006	2005
Basic weighted-average number of common shares outstanding	76.4	75.5	76.2	75.3
Effect of potentially dilutive securities:
Stock options	—	0.5	0.4	0.5
Restricted stock and restricted stock units	—	0.6	0.8	0.8

Diluted weighted-average number of common shares outstanding	76.4	76.6	77.4	76.6

Options to purchase 0.1 million shares in both the nine months ended 2006 and 2005, were not included in the computation of diluted earnings per share because the exercise prices of these options exceeded the average market price of the common shares during the respective periods. Options to purchase 0.3 million shares as well as the effect of assuming 0.7 million shares of restricted stock vested in the third quarter of 2006 were excluded from the computation of diluted earnings per share because the effect would have been anti-dilutive. The effect of anti-dilutive options in the third quarter of 2005 was minimal.
Note 8 — Stock-Based Compensation
We maintain incentive stock plans that provide for grants of stock options and restricted stock awards to our directors, officers and key employees. The stock plans are described more fully below.
Adoption of New Accounting Guidance and Transition
Prior to October 2, 2005, we accounted for these plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, (“APB 25”) as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). No compensation cost was recognized in the Statement of Earnings prior to October 2, 2005 related to stock option grants as they all had an exercise price equal to the market value of the underlying common stock on the date of grant. The restricted stock awards granted under those plans were measured at fair value, which was determined using the closing market value of the stock on the date of the grant, and amortized over the vesting period in tranches consistent with our previous accounting policy of recognizing expense for awards with graded vesting under the expense attribution method described in FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”).
Effective October 2, 2005, we adopted the fair value recognition provisions of FASB Statement No. 123R, Share-Based Payment, and related interpretations (“SFAS No. 123R”) using the modified—prospective transition method. Under that method, compensation cost recognized beginning in the first quarter of 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, October 2, 2005 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation cost for all share-based payments granted on or subsequent to October 2, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Compensation cost related to stock awards granted prior to, but not vested as of, October 2, 2005 continues to be amortized using the expense attribution method described in FIN 28, while compensation cost associated with stock awards granted on or after October 2, 2005 is being recognized on a straight-line basis over the requisite service period for the entire award in accordance with the provisions of SFAS No. 123R. Results for the prior periods have not been restated.
Prior to the adoption of SFAS No. 123R, we recognized compensation cost over the explicit service period for restricted stock awards subject to acceleration of vesting upon retirement. This policy has changed upon the adoption of SFAS No. 123R. For awards granted prior to the adoption of SFAS No. 123R, we continue to recognize compensation cost over the explicit service period and will accelerate any remaining unrecognized compensation cost when an employee actually retires. For awards granted or modified after the adoption of SFAS No. 123R and subject to acceleration of vesting upon retirement, compensation cost is recognized over a service period ending no later than the date the employee first becomes eligible for retirement. Had we recognized any remaining unrecognized compensation cost at the point when

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions unless otherwise noted)
(unaudited)
Note 8 — Stock-Based Compensation (continued)
an employee became eligible for retirement, compensation cost would have decreased in the third quarter and nine months of 2006 by approximately $0.2 million and $0.7 million, respectively, and decreased by approximately $0.3 million and increased by approximately $0.4 million, respectively, in the third quarter and nine months of 2005.
Prior to the adoption of SFAS No. 123R, we presented the tax benefit of deductions arising from the exercise of stock options as operating cash flows in the Condensed Consolidated Statement of Cash Flows. SFAS No. 123R requires that we classify the cash flows resulting from the tax benefit that arises when the tax deductions exceed the compensation cost recognized for those options (excess tax benefits) as financing cash flows. The excess tax benefits, which were less than $0.1 million for the third quarter and approximately $0.2 million for the nine months of 2006, would have been classified as an operating cash inflow if we had not adopted SFAS No. 123R.
Pro Forma Information Under SFAS No. 123 for Periods Prior to Fiscal 2006
The table below illustrates the effect on net earnings and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to our stock-based compensation plans (Amounts are in millions, except shares and per share amounts):

	Third Quarter	Nine Months Ended
	2005	2005
Net loss, as reported:	$(20.8)	$(7.9)
Stock-based employee compensation expense, net of tax	0.6	2.1
Total stock-based employee compensation expense determined under the fair value method, net of tax	(0.8)	(2.6)

Pro forma net loss	$(21.0)	$(8.4)

Loss per share:
Basic — as reported	$(0.28)	$(0.11)
Basic — pro forma	(0.28)	(0.11)
Diluted — as reported	$(0.27)	$(0.10)
Diluted — pro forma	(0.27)	(0.11)
For purposes of this disclosure, the fair value of the options is estimated using a Black-Scholes-Merton (BSM) option-pricing formula, applying the following assumptions:
The pro forma information above was determined using the Black-Scholes option-pricing model based on the following assumptions:

	Third Quarter	Nine Months Ended
	2005	2005
Expected term (in years)	4.0	4.0
Risk-free interest rate	3.81%	3.41%
Expected volatility	58%	58%
Expected dividend yield	0%	0%
We estimated the expected term and expected volatility of the stock options based upon historical data of our share-based compensation plans. The weighted-average fair value of options granted during the third quarter and nine months of 2005 was $4.36 and $4.63, respectively. Forfeitures of share-based compensation were recognized as they occurred.
Valuation and Expense Information under SFAS No. 123R
The adoption of SFAS No. 123R had a negligible impact on our earnings before income taxes and net earnings for the third quarter and nine months of 2006. Accordingly, the adoption of SFAS No. 123R did not have an effect on earnings per share for the third quarter and nine months of 2006. We recorded compensation costs of $1.2 million and $3.5 million for the third quarter and nine months of 2006, respectively,

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions unless otherwise noted)
(unaudited)
Note 8 — Stock-Based Compensation (continued)
and $1.1 million and $3.8 million for the third quarter and nine months of 2005, respectively. We recognized a tax benefit for share-based compensation arrangements of $0.4 million and $1.1 million in the third quarter and nine months of 2006, respectively, and $0.4 million and $1.2 million, respectively, for the third quarter and nine months of 2005, respectively.
As required by SFAS No. 123R, we now estimate forfeitures of employee stock options and recognize compensation cost only for those awards expected to vest. Forfeiture rates are determined for three groups of employees—directors, senior management and all other employees—based on historical experience. Estimated forfeitures are now adjusted to actual forfeiture experience as needed. The cumulative effect of adopting SFAS No. 123 of $0.2 million, which represents estimated forfeitures for restricted stock awards outstanding at the date of adoption, was not material and therefore has been recorded as a reduction of our stock-based compensation costs in SG&A expense rather than displayed separately as a cumulative change in accounting principle in the Condensed Consolidated Statement of Earnings.
In connection with the adoption of SFAS No. 123R, we estimate the fair value of each stock option on the date of grant using a BSM option-pricing formula and amortize that value to expense over the option’s vesting period using the straight-line attribution approach. The following are the weighted-average assumptions used to value grants for the nine months ended June 2006. There were no stock options issued in the third quarter of 2006.

Nine Months Ended
2006
Expected term (in years)	5.6
Risk-free interest rate	4.28%
Expected volatility	72%
Expected dividend yield	0%
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
Incentive Stock Plans
We maintain incentive stock plans that provide for the grants of stock options and restricted stock awards to our directors, officers and key employees. As of June 30, 2006, there were 2,536,276 shares of common stock reserved for issuance under our stock plans. Under these stock plans, stock options must be granted at an option price equal to the closing market value of the stock on the date of the grant. Options granted under these plans, prior to October 2, 2005, become exercisable over four years in equal annual installments after the date of grant, with the exception of directors’ options which cliff vest after six months, provided that the individual is continuously employed by our company. Options granted in the third quarter and nine months of 2006 become exercisable over three years in equal annual installments after the date of grant, with the exception of directors’ options which cliff vest after six months, provided that the individual is continuously employed by our company. All options granted expire ten years from the date of grant. We had authorization under our stock plans to grant 2,965,433 additional stock awards at June 30, 2006.
At June 30, 2006 and 2005, respectively, we had 1,285,831 and 1,140,039 restricted shares of our common stock (“restricted stock awards”) outstanding. Restricted stock awards granted in the third quarter and nine months of 2006 vest ratably over three years. Restricted stock awards granted in fiscal 2005 either vest in annual increments over four years or at the end of three years. Restricted stock awards issued in prior years either vest in equal annual increments over four years or vest over seven years (either in thirds—on the third year, fifth year and

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions unless otherwise noted)
(unaudited)
Note 8 — Stock-Based Compensation (continued)
seventh year—or solely at the end of the seventh year). There were no restricted stock awards granted during the third quarter of 2006. The weighted-average fair value of restricted stock awards granted during the nine months ended 2006 was $8.25 per share. During the third quarter and nine months of 2005, the weighted-average fair value of restricted stock awards granted was $8.75 and $9.50 per share, respectively.
In order to better align our stock compensation plans with our human resource goals, we plan to rebalance future grant awards to favor restricted stock awards over stock option awards. We have a policy of issuing treasury shares to satisfy share option exercises as well as vesting of restricted stock awards.
A summary of option activity under our stock plans as of June 30, 2006 and the changes during the nine months of 2006 is presented below (Amounts are in millions, except shares and per share amounts):

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
Options	Options	Price	(years)	Value
Outstanding at September 30, 2005	1,266,032	$5.37
Granted	53,250	8.31
Exercised	(146,650)	4.34
Forfeited	(89,500)	7.53
Outstanding at June 30, 2006	1,083,132	$5.48	5.9	$3,702

Vested or expected to vest at June 30, 2006	1,043,512	$5.47	5.9	3,580

Exercisable at June 30, 2006	838,632	$5.35	5.5	$2,963

There were no stock options granted in the third quarter of 2006. The weighted-average fair value of stock options granted for the nine months ended 2006 was $5.41. The total intrinsic value of stock options exercised was $0.1 million and $0.7 million during the third quarter and nine months ended 2006, respectively, and was less than $0.1 million in the third quarter and $0.1 million in the nine months ended 2005. As of June 30, 2006, there was $0.5 million of total unrecognized compensation cost related to the stock options granted under our stock plans. That cost is expected to be recognized over a weighted-average period of 1.8 years.
A summary of the status of our restricted stock awards as of June 30, 2006 and changes during the first nine months of 2006 is presented below:

		Weighted-
		Average Fair
	Number of	Value at
	Shares	Grant Date
Nonvested at September 30, 2005	1,012,204	$9.41
Granted	479,571	8.25
Vested	(154,204)	9.79
Forfeited	(51,740)	9.29

Nonvested at June 30, 2006	1,285,831	$8.94

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions unless otherwise noted)
(unaudited)
Note 8 — Stock-Based Compensation (continued)
As of June 30, 2006, there was $5.4 million of total unrecognized compensation cost related to restricted stock awards granted under our stock plans. That cost is expected to be recognized over a weighted-average period of 2.1 years. The total fair value of restricted stock awards vested during the third quarter and nine months of 2006, based on the closing price on the vesting date, was $0.2 million and $1.4 million, respectively, and was $0.5 million and $1.6 million, respectively, during the third quarter and nine months of 2005. As announced on July 18, 2006, David H. Clarke will retire as Chief Executive Officer of the Company on August 31, 2006. He will also retire as Chairman and member of the Board of Directors effective September 30, 2006. We expect to record approximately $2.0 million related to his separation agreement in the fourth quarter of fiscal 2006, of which approximately half is accelerated restricted stock vesting and the remainder is cash charges.
Note 9 — Pension and Retirement Plans
We sponsor a number of non-contributory defined benefit pension plans and a number of defined contribution plans. Additionally, we provide other post-retirement benefits, such as health care and life insurance benefits, to certain groups of retirees, with most retirees contributing a portion of our costs.
The components of net periodic expense (income) for our defined benefit pension and other post-retirement benefit plans are as follows:

	Pension Plans
	Third Quarter		Nine Months Ended
	2006	2005	2006	2005
Service cost	$1.5	$2.1	$4.4	$6.2
Interest cost	6.0	5.8	17.8	17.3
Expected return on plan assets	(9.0)	(8.9)	(27.1)	(26.5)
Amortization of prior service cost	1.8	0.4	2.5	1.2
Amortization of net actuarial loss	2.0	1.5	6.2	4.3
Curtailment/settlement	—	4.5	0.6	4.5

Periodic expense of defined benefit plans including discontinued operations	2.3	5.4	4.4	7.0
Adjustment relating to prior years(1)	2.9	—	2.9	—
Net reclassification adjustment for discontinued operations	—	(2.9)	—	(4.6)

Net periodic expense of:
Defined benefit plans	5.2	2.5	7.3	2.4
Defined contribution plans	0.3	0.4	1.0	1.2

Net periodic expense	$5.5	$2.9	$8.3	$3.6

(1)	As discussed in Note 1, we made an adjustment to pension expense in the third quarter of fiscal 2006 related to several employment contracts, of which $2.9 million should have been recorded in prior years.
During the nine months ended 2006, we made an offer to certain retired or terminated vested participants in our defined benefit pension plans to pay them their future nonqualified benefits as a one-time lump sum payment, rather than in scheduled monthly payments. There were 27 participants who accepted the offer, resulting in a payment of $3.0 million in benefits and a settlement charge of $0.6 million, which is included in other income, net.
Included in the third quarter and nine months ended 2005 are curtailment and settlement charges of $4.5 million related to the sales of Rexair and Eljer.

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions unless otherwise noted)
(unaudited)
Note 9 — Pension and Retirement Plans (continued)

	Other Post-retirement Benefit Plans
	Third Quarter		Nine Months Ended
	2006	2005	2006	2005
Service cost	$0.1	$0.1	$0.3	$0.3
Interest cost	0.3	0.6	0.7	2.0
Amortization of prior service cost	(0.3)	(0.8)	(0.8)	(2.4)
Amortization of net actuarial loss	—	0.8	—	2.4
Curtailment	—	(0.4)	—	(0.4)

Net periodic expense including discontinued operations	0.1	0.3	0.2	1.9
Net reclassification adjustment for discontinued operations	—	(0.7)	—	(2.1)

Net periodic expense (income)	$0.1	$(0.4)	$0.2	$(0.2)

Included in the third quarter and nine months ended 2005 is a curtailment credit of $0.4 million associated with the sale of Rexair.
Our funding policy is to contribute amounts to our pension plans sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974 or U.K. law and pension regulations, plus such additional amounts as we may determine to be appropriate from time to time. During the nine months ended fiscal 2006, we contributed $2.8 million to our foreign pension plans and expect to contribute another $1 million to our foreign pension plans during the remainder of fiscal 2006.
Note 10 — Restructuring and Other Charges
The activity in the restructuring liability accounts by cost category is as follows:

	Lease and	Severance
	Contract-Related	and Related	Total
	Costs	Costs	Costs
At September 30, 2005	$1.7	$2.1	$3.8
Cash charges	0.1	3.2	3.3
Cash payments	(1.1)	(3.9)	(5.0)
Other	0.5	—	0.5

At June 30, 2006	$1.2	$1.4	$2.6

We recorded restructuring and other charges of $1.3 million during the third quarter which largely consisted of $0.6 million in accelerated depreciation, recorded in cost of goods sold, and $0.5 million in severance recorded in restructuring, related to the previously announced consolidation of the Bradford, U.K. ceramics plant and other U.K. staffing and overhead reductions. The remaining restructuring charges of $0.2 million primarily related to staffing and overhead reductions in the domestic spa operations. We expect to record $0.6 million in accelerated depreciation in cost of goods sold and $0.6 million in cash restructuring charges over the remainder of fiscal 2006 related to the Bradford ceramics plant consolidation. Approximately 100 employees will be affected by this action. We are reviewing a number of further U.K. and other profit improvement initiatives.
Restructuring and other charges for the nine months ended 2006 of $4.5 million included charges for the plant consolidation and staff reductions in the U.K., the closure of our Asia office, and the continued implementation of other domestic overhead reductions. Restructuring and other charges related to the U.K. initiatives were $2.7 million, of which $1.2 million, related to inventory write-downs and accelerated depreciation and was recorded in cost of goods sold. The remaining $1.5 million was recorded as restructuring and consisted of severance and other cash related charges. We incurred severance and lease related charges of $0.6 million in the first quarter of 2006 with the closure of the Asia office and 11 employees were terminated.
Approximately $2.3 million of the accrued restructuring costs at June 30, 2006 are included in the balance sheet caption “Accrued expenses and other current liabilities,” while the remaining $0.3 million are recorded in the balance sheet caption “Other non-current liabilities.” We expect the remaining accruals to be paid with cash over the next two years as provided by the severance and lease agreements.

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions unless otherwise noted)
(unaudited)
Note 11 — Discontinued Operations
On April 15, 2005, our Board of Directors adopted a plan to dispose of our investment in Spear & Jackson, (“SJ”), and on May 20, 2005, our Board of Directors approved a plan to dispose of Eljer. In the third quarter of fiscal 2005, we completed the sale of substantially all the assets, the current liabilities, the long-term retiree medical liability and certain other liabilities of Eljer. The sale of Eljer resulted in a loss of $56.0 million, net of tax, recorded in the third quarter of 2005. Eljer’s operations were included in our Bath Products segment prior to its sale being classified as a discontinued operation.
During the fourth quarter of 2006, we sold all of our shares of common stock of SJ to United Pacific Industries Limited for a purchase price of approximately $5.0 million. We expect to record total income of approximately $4.0 million in the fourth quarter of fiscal 2006 from the operation and sale of SJ. Two of our directors are also directors and significant stockholders of the purchaser. The transaction was considered and approved by a committee of independent directors, without participation by the interested directors. For further information, see our Reports on Form 8-K filed March 27, 2006 and July 28, 2006.
Both Eljer and SJ qualified for treatment as discontinued operations in accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). Therefore, the operating results of these discontinued operations were not included in our results from continuing operations. Instead, the results were recorded as a loss from discontinued operations.
Summarized results of the discontinued operations are as follows:

	Third Quarter		Nine Months Ended
	2006	2005	2006	2005
Net sales	$24.6	$35.7	$75.1	$104.9
Operating loss	(2.7)	(5.4)	(6.9)	(8.4)
Loss from discontinued operations	(2.9)	(58.7)	(7.3)	(61.0)
The assets and liabilities of discontinued operations are included in assets held for sale and liabilities associated with assets held for sale, respectively, until they are sold. The major classes of assets and liabilities classified as held for sale are as follows:

	June 30,	September 30,
	2006	2005
Cash	$6.3	$7.3
Trade receivables, net	17.1	16.4
Inventories	24.0	25.0
Other current assets	1.4	1.3
Deferred taxes	16.6	15.3
Property, plant and equipment, net	3.6	4.2
Other non-current assets	0.4	0.2

Assets held for sale	$69.4	$69.7

Notes payable	$—	$0.8
Trade accounts payable	8.6	8.1
Other current liabilities	12.8	11.3
Other non-current liabilities	42.1	36.7
Minority interest	7.6	10.0

Liabilities associated with assets held for sale	$71.1	$66.9

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions unless otherwise noted)
(unaudited)
Note 11 — Discontinued Operations (continued)
Also, included in assets held for sale under the classification of property, plant and equipment are properties held for sale of $1.8 million at June 30, 2006 and $2.8 million at September 30, 2005. These properties are currently being marketed for sale and meet all of the criteria for classification as held for sale at June 30, 2006 as required by SFAS No. 144. These properties are recorded at the lower of their carrying value or fair value less costs to sell.
Pension Plan
SJ operates a contributory defined benefit pension plan (“The Plan”) covering certain of its employees in its U.K. based subsidiaries. The benefits covered by the Plan are based on years of service and compensation history. Plan assets are primarily invested in equities, fixed income securities and government securities.
Pension costs amounted to $2.1 million and $6.2 million for the third quarter and nine months ended 2006, respectively, and $1.0 million and $3.0 million for the third quarter and nine months ended 2005, respectively. The net periodic costs include the following components:

	Third Quarter		Nine Months Ended
	2006	2005	2006	2005
Service cost	$0.6	$0.5	$1.6	$1.4
Interest cost	2.7	2.5	7.9	7.6
Expected return on plan assets	(2.6)	(2.7)	(7.5)	(8.0)
Recognition of actuarial loss	1.4	0.7	4.2	2.0

Net periodic expense	$2.1	$1.0	$6.2	$3.0

SJ’s funding policy with respect to the Plan is to contribute annually not less than the minimum required by applicable U.K. law and pension regulations. Amounts payable are determined on the advice of the Plan’s actuaries. SJ contributed $2.6 million to the Plan in the nine months ended 2006 and anticipates that contributions will total $3.3 million during fiscal 2006.
Our share of SJ’s pension benefit cost is included in loss from discontinued operations, and our share of SJ’s minimum pension liability is included in accumulated other comprehensive earnings.
Note 12 — Income Taxes
The following is a reconciliation of income taxes at the federal statutory rate of 35% to the provision for income taxes attributable to continuing operations:

	Nine Months Ended
	2006	2005
Federal Tax Provision computed at the statutory rate	35.0%	35.0%
Foreign tax differential	2.7%	2.5%
State income taxes (net of Federal benefit)	3.1%	3.0%
Valuation allowance for UK deferred tax assets	24.2%	0.0%
Resolution of tax contingencies	—	-11.8%
Rexair Disposition	—	-18.5%
Other valuation allowances	2.1%	2.1%
Other, net	2.3%	1.8%

	69.4%	14.1%

The tax provision for the nine months ended 2006 includes a non-cash charge of $14.4 million associated with the establishment of a valuation allowance for all the deferred tax assets of our U.K. operations. We recorded the valuation allowance for the UK deferred tax assets because of losses expected to be incurred in the two year period ended fiscal 2006. The nine months ended 2005 includes $7.3 million in tax benefits as a result of favorable settlements of federal income tax audits. No taxes were recorded on the Rexair gain because it resulted in a capital loss for tax purposes.

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions unless otherwise noted)
(unaudited)
Note 12 — Income Taxes (continued)
We have appealed various issues relating to the Federal audit of our U.S. consolidated returns for 1998 through 2002. We have recorded reserves that are adequate to cover any assessment if our appeals are rejected. In addition, several states and various other countries have examinations either in the planning stages or currently underway.
Note 13 — Segment Data
We manufacture and distribute a broad range of consumer and industrial products through our operating subsidiaries in two business segments — Bath Products and Plumbing Products. Our Bath Products segment manufactures whirlpool baths, spas, showers, sanitary ware, including sinks and toilets, and bathtubs for the construction and remodeling markets. Our Plumbing Products segment manufactures professional grade drainage, water control, commercial brass and PEX piping products primarily for the commercial and institutional construction, renovation and facilities maintenance markets. Our results in fiscal 2005 included the Rexair segment, which was sold on June 30, 2005. The following is a summary of the significant accounts and balances by segment, reconciled to the consolidated totals.

		Bath	Plumbing		Corporate	Consolidated
		Products	Products	Rexair	and Other	Total
Net Sales
Third Quarter	2006	$210.6	$122.0	$—	$—	$332.6
	2005	213.3	96.2	24.7	—	334.2
Nine Months	2006	$573.0	$315.9	$—	$—	$888.9
	2005	585.5	255.1	76.1	—	916.7

Total Operating Income (Loss)
Third Quarter	2006	$14.8	$27.4	$—	$(8.6)	$33.6
	2005	12.4	20.7	6.5	(5.6)	34.0
Nine Months	2006	$28.7	$65.5	$—	$(17.9)	$76.3
	2005	23.2	51.2	19.0	(16.1)	77.3

Capital Expenditures
Third Quarter	2006	$2.4	$0.6	$—	$—	$3.0
	2005	6.1	0.7	0.2	0.1	7.1
Nine Months	2006	$5.1	$3.1	$—	$—	$8.2
	2005	14.8	2.9	0.4	0.3	18.4

Depreciation and Amortization
Third Quarter	2006	$4.4	$1.0	$—	$0.5	$5.9
	2005	3.6	1.2	0.7	0.7	6.2
Nine Months	2006	$13.0	$3.3	$—	$1.4	$17.7
	2005	10.8	3.9	2.3	2.6	19.6

Restructuring and Other Charges Included in Operating Income (Loss) (1)
Third Quarter	2006	$1.3	$—	$—	$—	$1.3
	2005	1.4	—	—	—	1.4
Nine Months	2006	$4.3	$—	$—	$0.2	$4.5
	2005	3.6	—	—	—	3.6

Assets
As of June 30, 2006		$477.8	$326.1	$—	$518.9	$1,322.8
As of September 30, 2005		480.9	295.6	—	513.0	1,289.5

(1)	The third quarter and year to date period of fiscal 2006 includes $0.6 million and $1.2 million, respectively, of inventory write-downs and accelerated depreciation in cost of goods sold associated with the Bradford, U.K. consolidation.

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions unless otherwise noted)
(unaudited)
Note 14 — Supplemental Joint Issuer and Guarantor Financial Information
The following represents the supplemental consolidating condensed financial statements of Jacuzzi Brands, Inc. (“JBI”), which is the issuer of our Senior Notes, the subsidiaries which are guarantors of the Senior Notes and our subsidiaries which are not guarantors of the Senior Notes as of June 30, 2006 and September 30, 2005 and for each of the three and nine months ended June 30, 2006 and 2005. Certain of our existing and future domestic restricted subsidiaries guarantee the Senior Notes, jointly and severally, on a senior basis. The Senior Notes are secured by a first-priority lien on and security interest in substantially all of our domestic real property, plant and equipment (referred to as Notes Collateral). The Senior Notes are also secured by a second-priority lien on and security interest in the Bank Collateral (see our 2005 Annual Report on Form 10-K, filed on December 15, 2005). Separate consolidated financial statements of each guarantor are not presented, as we have determined that they would not be material to investors.

	For the Three Months Ended June 30, 2006
		Combined	Combined
		Guarantor	Non-Guarantor
	JBI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$248.7	$88.4	$(4.5)	$332.6
Operating costs and expenses:
Cost of products sold	—	166.9	63.2	(4.5)	225.6
Selling, general and administrative expenses	8.5	43.2	21.0	—	72.7
Restructuring charges	(0.1)	0.2	0.6	—	0.7

Operating income (loss)	(8.4)	38.4	3.6	—	33.6
Interest expense	(10.3)	(0.1)	(0.1)	—	(10.5)
Interest income	1.0	0.1	0.1	—	1.2
Intercompany interest (expense) income, net	(8.8)	7.5	1.3	—	—
Equity in earnings (losses) of investees, net	9.3	2.3	—	(11.6)	—
Rexair equity earnings	—	0.8	—	—	0.8
Other (expense) income, net	(0.4)	(0.5)	0.2	—	(0.7)
Other intercompany income (expense), net	6.6	(5.4)	(1.2)	—	—

(Loss) earnings before income taxes and discontinued operations	(11.0)	43.1	3.9	(11.6)	24.4
Benefit from (provision for) income taxes	10.0	(33.8)	(1.6)	—	(25.4)

(Loss) income from continuing operations	(1.0)	9.3	2.3	(11.6)	(1.0)
(Loss) income from discontinued operations	(2.9)	(2.9)	—	2.9	(2.9)

Net (loss) earnings	$(3.9)	$6.4	$2.3	$(8.7)	$(3.9)

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

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions unless otherwise noted)
(unaudited)
Note 14 — Supplemental Joint Issuer and Guarantor Financial Information (continued)

	For the Nine Months Ended June 30, 2006
		Combined	Combined
		Guarantor	Non-Guarantor
	JBI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$648.7	$249.9	$(9.7)	$888.9
Operating costs and expenses:
Cost of products sold	—	439.0	179.6	(9.7)	608.9
Selling, general and administrative expenses	17.2	123.3	59.9	—	200.4
Restructuring charges	0.2	0.7	2.4	—	3.3

Operating (loss) income	(17.4)	85.7	8.0	—	76.3

Interest expense	(30.4)	(0.4)	(0.7)	—	(31.5)
Interest income	2.8	0.3	0.7	—	3.8
Intercompany interest (expense) income, net	(23.6)	21.5	2.1	—	—
Equity in earnings (losses) of investees, net	45.1	4.8	—	(49.9)	—
Rexair equity earnings	—	2.5	—	—	2.5
Other (expense) income, net	(1.0)	10.8	(1.4)	—	8.4
Other intercompany income (expense), net	20.4	(19.7)	(0.7)	—	—

(Loss) earnings before income taxes and discontinued operations	(4.1)	105.5	8.0	(49.9)	59.5
Benefit from (provision for) income taxes	22.3	(60.4)	(3.2)	—	(41.3)

Earnings (loss) from continuing operations	18.2	45.1	4.8	(49.9)	18.2
(Loss) earnings from discontinued operations	(7.3)	(7.4)	—	7.4	(7.3)

Net earnings (loss)	$10.9	$37.7	$4.8	$(42.5)	$10.9

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

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions unless otherwise noted)
(unaudited)
Note 14 — Supplemental Joint Issuer and Guarantor Financial Information (continued)

	At June 30, 2006
		Combined	Combined
		Guarantor	Non-Guarantor
	JBI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$84.0	$(8.0)	$32.9	$—	$108.9
Trade receivables, net	—	132.0	87.3	—	219.3
Inventories	—	134.3	56.9	—	191.2
Deferred income taxes	3.0	19.7	5.9	—	28.6
Assets held for sale	—	0.8	68.6	—	69.4
Prepaid expenses and other current assets	5.6	7.0	10.8	—	23.4

Total current assets	92.6	285.8	262.4	—	640.8

Restricted cash	—	—	—	—	—
Property, plant and equipment, net	1.0	45.5	52.5	—	99.0
Pension assets	148.8	1.0	—	—	149.8
Insurance for asbestos claims	—	153.0	—	—	153.0
Goodwill	—	176.7	54.0	—	230.7
Other non-current assets	29.1	20.1	0.3	—	49.5
Investment in subsidiaries/ Intercompany receivable (payable), net	546.6	962.8	185.3	(1,694.7)	—

Total assets	$818.1	$1,644.9	$554.5	$(1,694.7)	$1,322.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$—	$18.6	$—	$18.6
Current maturities of long-term debt	—	1.7	—	—	1.7
Trade accounts payable	—	56.9	53.0	—	109.9
Income taxes payable	28.1	3.6	2.9	—	34.6
Liabilities associated with assets held for sale	—	—	71.1	—	71.1
Accrued expenses and other current liabilities	21.2	53.9	29.7	—	104.8

Total current liabilities	49.3	116.1	175.3	—	340.7

Long-term debt	380.0	1.8	—	—	381.8
Deferred income taxes	36.9	(15.0)	(4.3)	—	17.6
Asbestos claims	—	153.0	—	—	153.0
Other non-current liabilities	43.0	47.7	30.1	—	120.8

Total liabilities	509.2	303.6	201.1	—	1,013.9

Stockholders’ equity	308.9	1,341.3	353.4	(1,694.7)	308.9

Total liabilities and stockholders’ equity	$818.1	$1,644.9	$554.5	$(1,694.7)	$1,322.8

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions unless otherwise noted)
(unaudited)
Note 14 — Supplemental Joint Issuer and Guarantor Financial Information (continued)

	At September 30, 2005
		Combined	Combined
		Guarantor	Non-Guarantor
	JBI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$84.1	$(7.0)	$33.1	$—	$110.2
Trade receivables, net	—	118.9	81.6	—	200.5
Inventories	—	116.9	48.1	—	165.0
Deferred income taxes	7.9	19.4	0.6	—	27.9
Assets held for sale	—	1.8	67.9	—	69.7
Prepaid expenses and other current assets	4.4	5.9	12.3	—	22.6

Total current assets	96.4	255.9	243.6	—	595.9

Restricted cash	12.4	—	—	—	12.4
Property, plant and equipment, net	1.2	50.5	52.0	—	103.7
Pension assets	146.8	1.0	—	—	147.8
Insurance for asbestos claims	—	153.0	—	—	153.0
Goodwill	—	176.7	51.5	—	228.2
Other non-current assets	30.6	17.6	0.3	—	48.5
Investment in subsidiaries/ Intercompany receivable (payable), net	475.7	985.2	180.7	(1,641.6)	—

Total assets	$763.1	$1,639.9	$528.1	$(1,641.6)	$1,289.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$—	$22.0	$—	$22.0
Current maturities of long-term debt	—	1.5	—	—	1.5
Trade accounts payable	0.3	58.0	47.4	—	105.7
Income taxes payable	19.3	6.0	(0.6)	—	24.7
Liabilities associated with assets held for sale	—	—	66.9	—	66.9
Accrued expenses and other current liabilities	17.9	63.9	32.6	—	114.4

Total current liabilities	37.5	129.4	168.3	—	335.2

Long-term debt	380.0	3.5	—	—	383.5
Deferred income taxes	17.4	(1.2)	(10.6)	—	5.6
Asbestos claims	—	153.0	—	—	153.0
Other non-current liabilities	43.0	55.8	28.2	—	127.0

Total liabilities	477.9	340.5	185.9	—	1,004.3
Stockholders’ equity	285.2	1,299.4	342.2	(1,641.6)	285.2

Total liabilities and stockholders’ equity	$763.1	$1,639.9	$528.1	$(1,641.6)	$1,289.5

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions unless otherwise noted)
(unaudited)
Note 14 — Supplemental Joint Issuer and Guarantor Financial Information (continued)

	For the Nine Months Ended June, 2006
		Combined	Combined
		Guarantor	Non-Guarantor
	JBI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(12.3)	$(19.9)	$19.1	$—	$(13.1)

INVESTING ACTIVITIES:
Purchases of property, plant and equipment	—	(4.8)	(3.4)	—	(8.2)
Proceeds from sale of fixed assets	—	0.2	—	—	0.2
Proceeds from sale of excess real estate	—	10.9	—	—	10.9
Net transfers with subsidiaries	(4.2)	12.4	—	(8.2)	—

Net cash (used in) provided by investing activities of continuing operations	(4.2)	18.7	(3.4)	(8.2)	2.9
Investing activities of discontinued operations	—	—	(1.4)	—	(1.4)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(4.2)	18.7	(4.8)	(8.2)	1.5

FINANCING ACTIVITIES:
Repayment of long-term debt	—	(1.5)	—	—	(1.5)
Excess Tax Benefits from Share based payment	0.2	—	—	—	0.2
Deposits into restricted cash collateral accounts	12.8	—	—	—	12.8
Proceeds from stock option exercises	0.7	—	—	—	0.7
(Decrease) increase in notes payable, net	—	—	(4.4)	—	(4.4)
Net transfers with parent	—	4.2	(12.4)	8.2	—

Net cash provided by (used in) financing activities of continuing operations	13.7	2.7	(16.8)	8.2	7.8
Financing activities of discontinued operations	—	(0.1)	(0.1)	—	(0.2)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	13.7	2.6	(16.9)	8.2	7.6
Effect of exchange rate changes on cash and cash equivalents	2.7	(2.4)	2.4	—	2.7

DECREASE IN CASH AND CASH EQUIVALENTS	(0.1)	(1.0)	(0.2)	—	(1.3)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	84.1	(7.0)	33.1	—	110.2

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$84.0	$(8.0)	$32.9	$—	$108.9

JACUZZI BRANDS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions unless otherwise noted)
(unaudited)
Note 14 — Supplemental Joint Issuer and Guarantor Financial Information (continued)

	For the Nine Months Ended June, 2005
		Combined	Combined
		Guarantor	Non-Guarantor
	JBI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(59.7)	$33.2	$9.1	$—	$(17.4)

INVESTING ACTIVITIES:
Proceeds from sale of businesses, net	—	140.7	—	—	140.7
Purchases of property, plant and equipment	(0.3)	(11.2)	(6.8)	—	(18.3)
Proceeds from sale of excess real estate and other non-operating assets	—	7.1	—	—	7.1
Proceeds from sale of fixed assets	—	0.2	—	—	0.2
Net transfers with subsidiaries	190.3	15.5	—	(205.8)	—

Net cash (used in) provided by investing activities of continuing operations	190.0	152.3	(6.8)	(205.8)	129.7
Investing activities of discontinued operations	—	(0.1)	(0.3)	—	(0.4)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	190.0	152.2	(7.1)	(205.8)	129.3

FINANCING ACTIVITIES:
Proceeds from long-term debt	59.1	—	—	—	59.1
Repayment of long-term debt	(123.4)	(1.4)	—	—	(124.8)
Payment of financing fees	(1.0)	—	—	—	(1.0)
Deposits into restricted cash collateral accounts	(12.4)	—	—	—	(12.4)
Payments for stock option exchange	(0.2)	—	—	—	(0.2)
Proceeds from stock option exercises	0.2	—	—	—	0.2
Decrease in notes payable, net	—	—	(2.9)	—	(2.9)
Net transfers with parent	—	(190.3)	(15.5)	205.8	—

Net cash (used in) provided by financing activities of continuing operations	(77.7)	(191.7)	(18.4)	205.8	(82.0)
Financing activities of discontinued operations	—	—	(0.1)	—	(0.1)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(77.7)	(191.7)	(18.5)	205.8	(82.1)

Effect of exchange rate changes on cash and cash equivalents	(1.7)	0.8	0.7	—	(0.2)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	50.9	(5.5)	(15.8)	—	29.6

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	0.9	1.0	37.7	—	39.6

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$51.8	$(4.5)	$21.9	$—	$69.2

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
Overview
We are a leading global producer of branded bath and plumbing products for the residential, commercial and institutional markets. We manufacture and distribute a broad range of products through our operating subsidiaries in two business segments — Bath Products and Plumbing Products. Our Bath Products segment manufactures whirlpool baths, spas, showers, sanitary ware, including sinks and toilets, and bathtubs for the construction and remodeling markets. Our Plumbing Products segment manufactures professional grade drainage, water control, commercial brass and PEX piping products primarily for the commercial and institutional construction, renovation and facilities maintenance markets. In fiscal 2005, results of operations were reported in three business segments, consisting of the Bath Products segment, the Plumbing Products segment and the Rexair segment, which was sold on June 30, 2005.
Demand for our products is primarily driven by remodeling, new home starts, and commercial construction activity. Accordingly, many external factors affect our business including weather and the impact of the broader economy on our end markets. Weather is an important variable for us as it significantly impacts construction. Spring and summer months in the U.S. and Europe represent the main construction season for remodeling and new housing starts as well as increased construction in the commercial and institutional markets. As a result, sales in our Bath Products and Plumbing Products segments are generally higher in the third and fourth fiscal quarters as compared to the first two quarters of our fiscal year. The autumn and winter months generally impede construction and installation activity.
Remodeling expenditures, housing starts, residential re-sales and consumer spending have a major impact on the consumer-focused bath and spa businesses of our Bath Products segment. The Bath Products segment generates the majority of its sales in the remodeling markets and residential construction. We believe that worldwide macro-economic and demographic factors such as population growth and household formation will continue to drive demand in these markets over the long-term.

Our Plumbing Products business is dependent upon commercial and institutional construction activity and is therefore affected by macro-economic factors such as population and economic growth as well as interest rates. The U.S. commercial and institutional construction market is cyclical in nature. Sales of our products have grown at rates in excess of market growth over the past few years as a result of product innovation, targeted marketing programs and an emphasis on customer service. We believe that macro-economic and demographic factors such as population growth and infrastructure demands will continue to drive demand in these markets over the long-term.
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
During the fourth quarter of fiscal 2006, we sold all of our shares of common stock of SJ to United Pacific Industries Limited for a purchase price of approximately $5.0 million. We expect to record total income of approximately $4.0 million in the fourth quarter of fiscal 2006 from the operation and sale of SJ. Two of our directors are also directors and significant stockholders of the purchaser. The transaction was considered and approved by a committee of independent directors, without participation by the interested directors. For further information, see our Reports on Form 8-K filed March 27, 2006 and July 28, 2006.
Both Eljer and SJ qualified for treatment as discontinued operations in accordance with SFAS No. 144. Therefore, the operating results of these discontinued operations were not included in our results from continuing operations. Instead, the results were recorded as a loss from discontinued operations.
Summarized results of these discontinued operations are as follows:

	Third Quarter		Nine Months Ended
	2006	2005	2006	2005
Net sales	$24.6	$35.7	$75.1	$104.9
Operating loss	(2.7)	(5.4)	(6.9)	(8.4)
Loss from discontinued operations	(2.9)	(58.7)	(7.3)	(61.0)
These results are excluded from the following discussion of Results of Operations.
Results of Operations
Overall

	Third Quarter		Nine Months Ended
	2006	2005	2006	2005
Net sales
Bath Products	$210.6	$213.3	$573.0	$585.5
Plumbing Products	122.0	96.2	315.9	255.1
Rexair	—	24.7	—	76.1

Total net sales	$332.6	$334.2	$888.9	$916.7

Operating income
Bath Products	$14.8	$12.4	$28.7	$23.2
Plumbing Products	27.4	20.7	65.5	51.2
Rexair	—	6.5	—	19.0

	42.2	39.6	94.2	93.4
Corporate expenses	(8.6)	(5.6)	(17.9)	(16.1)

Total operating income	$33.6	$34.0	$76.3	$77.3

Net sales decreased in the third quarter and nine months ended 2006 compared to the third quarter and nine months ended 2005, primarily due to the absence of Rexair sales in fiscal 2006 as a result of the June 30, 2005 disposition. This was largely offset by an increase in Plumbing product sales. Bath Products sales in the third quarter and nine months ended 2006 were negatively impacted by $0.4 million and $10.7 million of unfavorable foreign currency exchange rate fluctuations.
Operating income decreased by $0.4 million and $1.0 million in the third quarter and nine months ended 2006, respectively, compared to the same periods of the prior year largely due to the sale of Rexair. The Bath Products and Plumbing Products segments reported increases in operating income for both the third quarter and year to date periods.

Operating income in the third quarter of fiscal 2006 included $4.5 million of expense related to our retiree benefit liabilities for several key executives. Approximately $1.0 million of this amount should have been recorded in the first and second quarters of fiscal 2006 and $2.9 million should have been recorded during the period beginning with the Company’s 1995 spin off from Hanson plc through fiscal 2005, and $0.6 million relates to the current quarter. No single fiscal year was materially misstated so the entire $4.5 million was recorded in the current period as follows: $2.9 million in corporate expenses; $1.1 million in the Bath Products segment; and $0.5 million in the Plumbing Products segment.
In addition, operating income included restructuring and other charges of $1.3 million and $4.5 million in the third quarter and nine months ended 2006, respectively, compared to restructuring charges of $1.4 million and $3.6 million, in the third quarter and nine months ended 2005, respectively. The nine months ended 2006 also included a $1.7 million gain from the settlement of a property tax liability.
Bath Products
Improved worldwide sales of U.K. sink products and spas partially offset declines in sales of U.K. bath products. Sales in the Bath Products segment decreased 1.3% and 2.1% in the third quarter and nine months ended 2006, respectively, from the same periods in 2005. The comparison to prior year included the impact of unfavorable currency exchange rate fluctuations of $0.4 million and $10.7 million for the third quarter and year to date periods, respectively. Sales of our U.K. sink products improved over last year, largely as a result of increased export sales to the U.S. Worldwide spa sales increased as a result of improved pricing, mix, and the continued expansion into European markets, which offset continued softness in the U.S. spa market.
Operating income increased 19.4% and 23.7% in the third quarter and nine months ended 2006, respectively, over the prior year periods primarily due to cost control measures and other improvement performance measures at the U.S. bath and spa businesses. Price increases throughout the Bath Products segment mitigated higher raw material costs, including oil-based and metal commodities. Operating income in the Bath Products segment included restructuring and other charges of $1.3 million and $4.3 million for the third quarter and year to date periods of fiscal 2006, compared to restructuring charges of $1.4 million and $3.6 million in the third quarter and year to date periods of fiscal 2005 (see the Restructuring Costs section below for further discussion on these charges). The Bath Products segment results in the third quarter of fiscal 2006 included $1.1 million of the previously mentioned adjustment to retirement benefits, of which $1.0 related to prior years and the remaining $0.1 million largely related to the first and second quarters of fiscal 2006. The third quarter of 2005 included costs related to the opening of the Zhuhai China Engineering and Sourcing Center of $0.5 million. Results in the nine months ended 2005 included a reduction in warranty costs of $2.2 million resulting from the favorable settlement of a dispute with the previous owners of the Sundance Spas business as well as costs related to the opening of the Zhuhai, China Engineering and Sourcing Center of $1.3 million.
Plumbing Products
Sales in the Plumbing Products segment increased 26.8% to $122.0 million in the third quarter of 2006 and increased 23.8% to $315.9 million for the nine months ended 2006 compared to the same periods last year. The higher sales were driven by sales of new products, market penetration and industry growth. Net sales for PEX products increased largely due to the continued conversion from copper to PEX. Higher sales for Wilkins and Commercial Brass products were a result of increased market penetration, new product innovation and reputation of outstanding customer service.
Operating income for the third quarter and nine months ended 2006 increased by 32.4% and 27.9% over the same periods last year. The increase was principally due to strong sales volume. In addition, price increases initiated in prior periods offset the continued rise of raw material costs, primarily increases in metal and oil-based commodities.
Rexair
We sold our investment in Rexair on June 30, 2005. In conjunction with the sale, we obtained a 30% equity interest in Rexair’s new parent company, which is accounted for under the equity method.
Corporate Expenses
Corporate expenses increased to $8.6 million in the third quarter of fiscal 2006 from $5.6 million in the same period last year. Corporate expenses for the current period included a $2.9 million increase in retirement benefit expenses as previously discussed. The current quarter also included less pension income due to a lower discount rate and increased pension costs ($0.7 million), largely offset by lower professional fees ($0.4 million) principally due to a reduction in Sarbanes Oxley compliance costs. For the year to date period the increase in corporate expense ($1.8 million) was largely due to increases in retirement benefit expenses ($2.9 million) and less pension income ($2.0 million), partially offset by lower professional fees ($1.2 million) and a gain recorded from a property tax settlement ($1.7 million) in the first quarter of 2006.

As previously announced, David H. Clarke will retire as Chief Executive Officer of the Company on August 31, 2006. He will also retire as Chairman and member of the Board of Directors effective September 30, 2006. We will record approximately $2.0 million related to his separation agreement in the fourth quarter of fiscal 2006, of which approximately half is accelerated restricted stock vesting while the remainder is cash charges.
Interest Income and Expense
The decrease in interest expense and increase in interest income from the prior year periods are the result of lower debt levels and higher cash and cash equivalents, resulting primarily from the proceeds on the sale of Rexair in June 2005.
Other Expenses/Income
The decrease in other expense net, of $5.2 million was largely because the third quarter of the prior year included debt retirement costs of $3.2 million, as well as foreign currency transaction losses of $0.9 million. Other income in the nine months ended 2006 includes a $3.5 million gain as a result of a reduction of environmental reserves due to a favorable court ruling as well as a $9.3 million gain that resulted from the recognition of deferred profit on the sale of real estate.
Taxes
The tax provision for the nine months ended 2006 includes a non-cash charge of $14.4 million associated with the establishment of a valuation allowance for all the deferred tax assets of our U.K. operations. We recorded the valuation allowance for the UK deferred tax assets due to losses expected to be incurred in the two year period ended fiscal 2006. We expect that our previously announced U.K. restructuring initiatives and plant closing, which caused a significant portion of these losses, will return our U.K. operations to profitability in fiscal 2007. Any reversal of the valuation allowance which would result from the return to profitability of our U.K. operations will be included as a reduction in income tax expense in future periods. The nine months ended 2005 includes $7.3 million in tax benefits as a result of favorable settlements of federal income tax audits. No taxes were recorded on the Rexair gain because it resulted in a capital loss for tax purposes.
We have appealed various issues relating to the Federal audit of our U.S. consolidated returns for 1998 through 2002. We have recorded reserves that are adequate to cover any assessment if our appeals are rejected. In addition, several states and various other countries have examinations either in the planning stages or currently underway.
Restructuring Costs
The activity in the restructuring liability accounts by cost category is as follows:

	Lease and	Severance
	Contract-Related	and Related	Total
	Costs	Costs	Costs
At September 30, 2005	$1.7	$2.1	$3.8
Cash charges	0.1	3.2	3.3
Cash payments	(1.1)	(3.9)	(5.0)
Other	0.5	—	0.5

At June 30, 2006	$1.2	$1.4	$2.6

We recorded restructuring and other charges of $1.3 million during the third quarter which largely consisted of $0.6 million in accelerated depreciation, recorded in cost of goods sold, and $0.5 million in severance recorded in restructuring, related to the previously announced consolidation of the Bradford, U.K. ceramics plant and other U.K. staffing and overhead reductions. The remaining restructuring charges of $0.2 million primarily related to staffing and overhead reductions in the domestic spa operations. We expect to record $0.6 million in accelerated depreciation in cost of goods sold and $0.6 million in cash restructuring charges over the remainder of fiscal 2006 related to the Bradford consolidation. Approximately 100 employees will be affected by this action. We are reviewing a number of further U.K. and other profit improvement initiatives.
Restructuring and other charges for the nine months ended 2006 of $4.5 million included charges for the plant consolidation and staff reductions in the U.K., the closure of our Asia office, and the continued implementation of other domestic overhead reductions. Restructuring and other charges related to the U.K. initiatives were $2.7 million, of which $1.2 million, related to inventory write-downs and accelerated depreciation and was recorded in cost of goods sold. The remaining $1.5 million was recorded as restructuring and consisted of severance and other cash related charges. In the first quarter of 2006, management approved a plan to close our Asia sales and administration office. Asia’s operations are being absorbed into our domestic and European subsidiaries. We incurred severance and lease related charges of $0.6 million associated with this closure, and 11 employees were terminated.
Approximately $2.3 million of the accrued restructuring costs at June 30, 2006 are included in the balance sheet caption “Accrued expenses and other current liabilities,” while the remaining $0.3 million are recorded in the balance sheet caption “Other non-current liabilities.” We expect the remaining accruals to be paid with cash over the next two years as provided by the severance and lease agreements.
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
Net cash used by operating activities of continuing operations was $0.6 million in the nine months ended 2006 compared to $8.8 million provided in the nine months ended 2005. The comparison was impacted by the sale of Rexair, which contributed $17.0 million of cash during the nine months of fiscal 2005. This was more than offset by the timing of the semi-annual interest payment of the Senior Notes. The July payment was made in the third quarter of fiscal 2005, whereas it was paid at the beginning of the fourth quarter of the current year. Investments in primary working capital (trade receivables, inventory and trade payables) increased by $11.6 million in the nine months ended 2006 over the nine months ended 2005 primarily as a result of the growth in our Plumbing segment. In the first quarter of 2006, we paid $3.0 million to buyout certain vested post-retirement benefit plan liabilities owed to participants who were retired or terminated.
Cash is used by operating activities in the first half of the year due to the seasonality of most of our businesses. Weather can significantly impact construction and installation, which ultimately impacts sales in our Bath Products and Plumbing Products segments. Sales of outdoor jetted spas and other products are also sensitive to weather conditions and tend to decrease during the fall and winter months (predominantly the first and second quarters).
During the nine months ended 2006, we paid $5.0 million related to our restructuring plans. We expect to pay approximately $2.0 million over the next quarter (see Restructuring Costs for additional information on restructuring).
Net cash used in discontinued operations in the nine months ended 2006 was $12.5 million compared to $26.1 million in the nine months ended 2005. The decrease in net cash used was due to the sale of Eljer in the third quarter of fiscal 2005. Net cash used in the current period was primarily associated with liabilities we assumed in conjunction with the Eljer sale and our settlement related to Ames True Temper liabilities (see Note 5).
Net cash provided by investing activities of $1.5 million in the nine months ended 2006 consisted primarily of $10.9 million collected from the sale of excess real estate and other non-operating assets, offset by capital expenditures of $8.2 million. Net cash provided in the nine months ended 2005 consisted mainly of net proceeds of $149.2 million from the sale of Rexair, net of $8.5 million of costs associated with the sale of Eljer, as well as net proceeds of $7.2 million from the sale of excess property. Cash provided from these proceeds was partially offset by cash used for capital expenditures of $18.4 million.
We expect total capital expenditures for the full year of fiscal 2006 to be in the range of $10 million to $13 million for new business requirements, system upgrades and implementations, initiatives involving the consolidation of workflows and improvement of manufacturing efficiencies and other capital requirements in the ordinary course of business.
Net cash provided by financing activities was $7.6 million during the nine months ended 2006, which consisted mainly of $12.8 million received from restricted cash collateral accounts offset by $5.9 million used for repayment of notes and long-term debt. As a result of the tender offer mentioned in Note 4, we are no longer required to hold $12.8 million for the benefit of the bondholders related to the proceeds from the Rexair and Eljer dispositions. Net cash used in financing activities was $82.1 million during the nine months ended 2005. During the nine months ended 2005, we reduced our total debt borrowings by $68.6 million. In addition, we paid $1.0 million in fees associated with our debt retirement, and we deposited $12.4 million into restricted cash collateral accounts in conjunction with the sales of Rexair and Eljer.
The outstanding debt balances and the maximum availability under our debt instruments at June 30, 2006 were as follows:

	Maximum	Amount	Applicable
	Availability	Outstanding	Interest Rate
Senior Notes	$380.0	$380.0	9.625%
Asset-based credit facility (1)	131.8	—	2.25% over LIBOR or 0.25% over Prime
US Brass note	3.5	3.5	Interest imputed at 9.5%

Total	$515.3	$383.5

(1) $32.4 million of the facility is utilized for letters of credit, which were outstanding at June 30, 2006.
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
We also have an asset-based revolving credit facility that matures on July 15, 2008. Under this facility, we can borrow up to $200.0 million subject to a borrowing base consisting of eligible accounts receivable and eligible inventory. There are several fees associated with the asset-based credit facility including an unused commitment fee of 0.5%, a letter of credit fee equal to the applicable LIBOR margin and a fronting fee of 0.125% on all outstanding letters of credit. There were no outstanding balances under this facility at June 30, 2006 or September 30, 2005.
The asset-based credit facility requires us to maintain a minimum consolidated fixed charge coverage ratio, which is only applicable if our availability under the asset-based credit facility falls below $20.0 million. We were not subject to this debt covenant at June 30, 2006 because our availability exceeded the required threshold. However, if it were applicable, we would have been in compliance. We expect to maintain availability in excess of $20.0 million for the foreseeable future. This credit facility also includes a restriction on the payment of dividends.
We paid $20.8 million of interest on our borrowings during the nine months ended 2006 and $44.5 million during the nine months ended 2005. The majority of the difference between the two years is the result of the timing of the semi-annual payment of our Senior Notes. The July payment was made in the third quarter of the prior year, whereas it was paid at the beginning of the fourth quarter of the current year. Additional information regarding our long-term debt can be found in our 2005 Annual Report on Form 10-K, filed on December 15, 2005.
Commitments
At June 30, 2006, we had approximately $131.8 million available to be borrowed under the asset-based credit facility, of which we had utilized approximately $32.4 million for letters of credit, leaving $99.4 million available for borrowings. In addition, we have outstanding foreign commercial letters of credit of $2.8 million which do not affect availability under the asset-based credit facility.
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
We have sold a number of assets and businesses over the last several years and have, on occasion, provided indemnifications for liabilities relating to product liability, environmental, insurance, tax and other claims. We have recorded reserves, net of escrow deposits totaling approximately $15.9 million as of June 30, 2006 for asserted and potential unasserted claims related to these liabilities. These amounts have not been discounted.
New Accounting Pronouncement

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for

Income Taxes.” This interpretation clarifies the accounting for income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of FIN 48 on our consolidated results of operations and financial position.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
We are exposed to foreign currency exchange risk related to our international operations as well as our U.S. businesses, which import or export goods. We have made limited use of financial instruments to manage this risk and have no such instruments outstanding as of June 30, 2006. A hypothetical unfavorable movement of 10% across each of the foreign exchange rates that we have exposure would have decreased our estimated income from continuing operations by approximately $1.8 million, before taxes, in fiscal 2005. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor potential changes in sales levels or local currency prices.
We did not have any significant variable rate interest debt outstanding at June 30, 2006, and we do not anticipate incurring substantial amounts of such debt during the remainder of fiscal 2006. Therefore, market risks associated with interest rate changes are expected to be minimal for fiscal 2006.

Item 4.	Controls and Procedures
We carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. Our management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature can provide only reasonable assurance regarding management’s control objectives. During the nine months ended 2006, we implemented new information technology systems at two sites. As a result, certain changes have been made to our internal control over financial reporting. There were no other significant changes in our internal control over financial reporting during the third quarter of 2006 identified in connection with the evaluation referred to above, that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 6.	Exhibits
10.1	Amendment No. 2 to the Stock Purchase Agreement dated as of July 10, 2006 entered into by and among the registrant, USI American Holdings, Inc. and United Pacific Industries Limited (filed as Exhibit 2.1 to our Current Report on Form 8-K filed on July 12, 2006).

31.1	Certification of principal executive officer required by Rule 13a-14(a) of the Exchange Act.

31.2	Certification of principal financial officer required by Rule 13a-14(a) of the Exchange Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JACUZZI BRANDS, INC.
Date: August 10, 2006	By:	/s/ Jeffrey B. Park
Jeffrey B. Park
Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Francisco V. Puñal
Francisco V. Puñal
Vice President and Controller (Principal Accounting Officer)