Form 10-K
period 2006-09-30
JACUZZI BRANDS INC
filed 2006-12-07
CIK 1056874

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-14557

Jacuzzi Brands, Inc.
(Exact name of registrant as specified in its charter)

Delaware	22-3568449
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

777 S. Flagler Drive; Suite 1100 West West Palm Beach, FL	33401 (Zip code)
(Address of principal executive offices)

(561) 514-3838
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered

Common Stock, par value $.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

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

Large accelerated filer  ☑     Accelerated filer  ☐     Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of April 1, 2006 (based on the last reported sale price of such stock on the New York Stock Exchange on such date) was approximately $747,655,065.

As of November 30, 2006, the registrant had 77,628,168 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the annual meeting of stockholders of the registrant to be held during the first calendar quarter of 2007 are incorporated by reference into Part III of this Report.

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

Our products are marketed through their widely recognized brand names, including JACUZZI®, SUNDANCE®, ZURN®, and WILKINStm. Through the strength of these brands and the ability to leverage them effectively across multiple retail and wholesale distribution channels, we have built and maintained leadership positions within most of the markets we serve. The JACUZZI® and SUNDANCE® branded products hold leading positions in the whirlpool bath and spa markets in the U.S. and Europe, and the ZURN® branded products hold leading market positions in most of the domestic commercial and institutional markets they serve.

We were originally incorporated in 1995 when we were spun-off from Hanson plc (“Hanson”). At that time, we had holdings in 34 diverse businesses, including Jacuzzi. We subsequently merged with Zurn in 1998. Through asset disposal programs, we have transformed from a diversified industrial conglomerate into a focused operating company.

On October 11, 2006, we announced that a definitive merger agreement had been signed under which affiliates of private equity firm Apollo Management L.P. (“Apollo”) will purchase Jacuzzi Brands for $12.50 per share. The acquisition is subject to certain closing conditions, including the approval of our shareholders, regulatory approval, and the receipt by Apollo of all necessary debt financing, and is expected to close in the first quarter of calendar 2007.

As previously announced, in connection with the merger agreement, we launched a cash tender offer and consent solicitation on December 4, 2006 with respect to our outstanding $380 million in aggregate principal amount 9 5/8% Senior Secured Notes due 2010 (“Senior Notes”). The consummation of the tender offer is conditioned upon, among other things, the consummation of the proposed merger as well as the receipt of consent from the majority of the holders of the Senior Notes.

We operate on a 52- or 53-week fiscal year ending on the last Saturday closest to September 30. The fiscal year periods presented in our Annual Report on Form 10-K consist of the 52 weeks ended September 30, 2006 (“2006”), the 52 weeks ended October 1, 2005 (“2005”) and the 53 weeks ended on October 2, 2004 (“2004”), but are presented as of September 30 for convenience. Our public filings may be obtained through the Securities and Exchange Commission at its website at www.sec.gov, free of charge. Our Internet address is www.jacuzzibrands.com. We also make our Annual Report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, available on our website, free of charge, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Financial information for the segments discussed below, including financial information by geographic areas, can be found in Note 11 to our Consolidated Financial Statements.

Bath Products Segment

Our Bath Products segment manufactures and distributes primarily whirlpool baths, spas, showers and some sanitary ware, for the domestic and international construction and remodeling markets.

U.S. Bath Products.  We distribute bath products throughout the U.S. primarily under the flagship JACUZZI® brand name and spas under both the JACUZZI® and SUNDANCE® brand names. We also offer shower enclosures under the BATHCRAFT® brand name.

We distribute these products through multiple distribution channels. These channels include wholesalers such as Ferguson, Hughes and Hajoca; home centers such as Lowe’s and Menards; and specialty kitchen, bath and spa retailers. Wholesalers distribute our bath products to homebuilders and building and plumbing contractors. We believe the strong brand power of the JACUZZI® and SUNDANCE® names are instrumental to our market presence.

Our spa products are primarily sold through our network of over 1,100 independent specialty retailers. We act as the exclusive spa supplier to a majority of these retailers, and we support them with extensive product training, comprehensive point-of-purchase marketing materials, advertising and a national warranty service support program. We serve mass merchant retailers primarily through private label offerings which provide them with brand exclusivity.

The majority of the bath products we distribute in the U.S. are manufactured domestically. Our whirlpool baths and showers are principally manufactured in facilities in Chino, CA and Valdosta, GA. We also have a spa manufacturing facility in Chino. Our Brazilian operation manufactures formed acrylic shells which are shipped to our operations in the U.S. for assembly. We are continually evaluating ways to further reduce costs at all of our manufacturing facilities as we simultaneously continue to evaluate foreign sourcing while stressing the importance of high quality in all of our products.

International Bath Products.  We manufacture and distribute bath products in the same product categories as in the U.S. for European and other international construction and remodeling markets. For fiscal 2006, approximately 47% of our Bath Products segment net sales were derived from sales of bath products outside the U.S., most of which were in Europe. We offer our branded bath products in Europe under the following brand names: JACUZZI®, JACUZZI PREMIUM® and B.C. SANITAN® which serve premium retailers; FORDHAM® which serves the construction and builder markets; and NIAGARA® which serves wholesale distributors. We also market a full line of composite and stainless steel kitchen sinks under the ASTRACAST® brand name.

Our bath products are distributed in Europe through home centers including B&Q, Homebase and Focus; wholesalers including the Wolseley Group, St. Gobain, and Travis Perkins Group; and specialty kitchen and bath retailers. We serve the home centers primarily in the U.K. through private label offerings which provide them with brand exclusivity. In the U.K. and other parts of Europe, JACUZZI® products are marketed through a large network of specialty bath and kitchen boutiques. We primarily manufacture these bath products in Italy, the U. K., France and Malta.

We also sell our whirlpool bath, shower and spa products in South America and Asia under the JACUZZI® brand name. We distribute these products, which are principally manufactured in our plants in North America, South America and Italy, through home centers, wholesalers and specialty kitchen and bath retailers.

Plumbing Products Segment

Our Plumbing Products segment manufactures and distributes professional grade drainage, water safety, water control, commercial brass and PEX piping products for the commercial and institutional construction, renovation and facilities maintenance markets. Demand for these products is influenced by regulatory, building and plumbing code requirements. Many of these products must meet detailed specifications set forth by plumbing engineers, architects and other building designers for commercial and institutional application.

Our specification drainage and brass tubular products are sold under the ZURN® brand name. Our water control products, including the WILKINStm backflow preventer, are sold under the WILKINStm brand name. We market our sensor-operated flush valves and faucets and manual flush valves under the ZURN AQUAFLUSH® brand name, our heavy-duty commercial faucets under the ZURN AQUASPEC® brand name and our bathroom packages under Zurn One Systemstm. Our PEX piping products and radiant heat systems are marketed as ZURN PEX® products.

Product innovation is crucial in the commercial and institutional plumbing products markets since new products must continually be developed to meet specifications and regulatory demands. Our plumbing products are known in the industry for such innovation. For example, in fiscal 2006, we introduced various “labor-savings” products especially designed to reduce installation times for plumbing contractors and several “water-conserving” bathroom accessories that utilize sensor technology. We also continue to develop new PEX products to enhance the conversion of copper pipe to PEX pipe for residential water supplies as well as the conversion of forced-air heating to radiant heating.

We distribute our branded products through independent sales representatives; wholesalers such as Ferguson, Hughes, and Hajoca; home centers such as The Home Depot and Lowe’s; and industry-specific distributors in the food service, industrial, janitorial and sanitation industries. Independent sales representatives work with wholesalers to assess and meet the needs of building contractors. They also combine knowledge of our products, installation and delivery with knowledge of the local markets to provide contractors with value added services. We use several hundred independent sales representatives nationwide, along with a dealer network of approximately 80 warehouses, to provide our customers with 24-hour service and quick response times.

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

Rexair Segment

On June 30, 2005, we completed the sale of Rexair, Inc. (“Rexair”) to an affiliate of Rhone Capital, LLC (“Rhone”). We received net cash of $149.2 million and an approximately 30% equity interest in Rexair’s new parent. We recorded a gain of $24.7 million based on EITF 01-02, Interpretations of APB Opinion No. 29 (“EITF No. 01-02”) and debt retirement costs of $3.2 million associated with this transaction. Rexair is not being accounted for as a discontinued operation as a result of this continuing investment. Beginning July 1, 2005, Rexair’s results are no longer reported in operating income as a separate business segment. Our share of Rexair’s net earnings after the date of sale is reported as Rexair equity earnings in our Consolidated Statement of Operations.

Discontinued Operations

In July 2006, we sold all of our shares of common stock of Spear & Jackson Inc. (“S&J”) to United Pacific Industries Limited for approximately $5.0 million.

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

Seasonality

Demand for our products is influenced by new home starts, remodeling and non-residential construction activity. Accordingly, many external factors affect our business such as weather and the impact of the broader economy on our end markets. Weather is an important variable for us as it significantly impacts construction. Spring and summer months in the U.S. and Europe represent the main construction season for new housing starts and remodeling, as well as increased construction in the commercial and institutional markets. As a result, sales in both our segments increase significantly in our third and fourth fiscal quarters as compared to the first two quarters of our fiscal year. The autumn and winter months generally impede construction and installation activity.

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

Patents, Trademarks and Licenses

We have in excess of 900 U.S. and foreign patents, patent applications and registered trademarks that relate to the products we manufacture and sell. We believe that certain trademarks including JACUZZI®, SUNDANCE®, and ASTRACAST® in our Bath Products segment and ZURN® and WILKINStm in our Plumbing Products segment are of material importance to our product lines. None of the material trademarks are of limited duration, and we believe our intellectual property is adequately protected in customary fashion under applicable law. Although protection of our patents and related technologies is an important component of our business strategy, none of the individual patents is material to our company as a whole.

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

Backlog

Our backlog orders were $56.5 million and $55.4 million as of the end of fiscal 2006 and fiscal 2005, respectively. The backlog orders are in both our segments. Backlog is comprised of all open customer orders not yet shipped as of a particular date. For numerous reasons, including the timing of shipments, the product mix of, or adjustments to, customer orders and the mix of futures and at-once orders, our backlog as of any date may not be a reliable measure of sales or net income for future periods. We expect all of our backlog orders to be filled within one year.

Export and International Operations

Certain of our domestic businesses generate revenue from export sales and/or revenue from operations conducted outside the U.S. Export sales amounted to 6%, 7% and 9% of consolidated net sales in fiscal 2006, 2005 and 2004, respectively. The decrease in export sales reflects the absence of Rexair which sold to foreign distributors of RAINBOW® products in numerous countries. Revenue from international operations amounted to 29%, 31% and 31% of consolidated net sales in fiscal 2006, 2005 and 2004, respectively. Identifiable assets of international operations represented approximately 24%, 24% and 23% of total identifiable assets (excluding assets held for sale) at the end of fiscal years 2006, 2005 and 2004, respectively. These revenues and identifiable assets arise principally from international operations within our Bath Products segment.

Our export sales and international manufacturing and sourcing are subject to certain risks including currency fluctuation, transportation delays, political and economic instability, restrictions on the transfer of funds, the imposition of duties, tariffs and import and export controls and changes in governmental policies. We have a number of sourcing relationships with companies in Asia.

Employee Relations

We employed 4,907 persons at September 30, 2006, of whom 1,302 were salaried employees. Unions represented 7% of our employees. We currently have collective bargaining agreements with two union locals in North America. None of the collective bargaining contracts covering North American locations are due to expire during fiscal 2007. We also have agreements covering employees at facilities in Italy, Malta and the U.K. The agreement in the U.K. is an annual agreement and covers 42 employees. The agreement in Italy covers 198 employees (71 of whom are members of a union). This contract which expired in May 2003 remains valid until national representatives negotiate a new agreement, which negotiations are ongoing. The agreement in Malta covers 119 employees and expires in December 2007. We have not experienced any significant work stoppages with our ongoing businesses. We believe that our relations with our employees and unions are satisfactory.

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

As of September 30, 2006, we had accrued approximately $8.1 million ($0.6 million accrued as current liabilities and $7.5 million as non-current liabilities), including $5.8 million for discontinued operations, for environmental liabilities. These amounts have not been discounted. In conjunction with some of these liabilities, we have deposited $10.2 million in escrow accounts pursuant to the terms of past disposal agreements. We accrue an amount for each case when the likelihood of an unfavorable outcome is probable and the amount of loss associated with such unfavorable outcome is reasonably estimable. We believe that the range of liability for these matters would only increase by $0.1 million if it included cases where the likelihood of an unfavorable outcome is only reasonably possible. During the third quarter of 2006, we entered into a settlement agreement with Ames True Temper, Inc. regarding our environmental liabilities. We surrendered the cash that was deposited in escrow for these matters and paid $2.5 million in return for our release from all pending claims and any future environmental liabilities associated with Ames True Temper, Inc.

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

Executive Officers

Set forth below are the names, positions and ages, as of September 30, 2006, of our executive officers:

Name	Age	Position

Alex P. Marini	60	President and Chief Executive Officer
Steven C. Barre	46	Senior Vice President, General Counsel and Secretary
Marie S. Dreher	48	Senior Vice President — Corporate Development and Strategy
Jeffrey B. Park	54	Senior Vice President, Chief Financial Officer and Treasurer
Diana E. Burton	61	Vice President — Investor Relations
Francisco V. Puñal	47	Vice President and Corporate Controller
Edmund L. Krainski	54	Vice President, Finance

Alex P. Marini was appointed President and Chief Executive Officer in August 2006. Mr. Marini served as our President and Chief Operating Officer from August 2005 to August 2006, and as President of Zurn Industries, Inc. (“Zurn”), our Commercial Plumbing Products business, from 1996 to August 2006. He joined Zurn in 1969 and held a variety of financial positions, including Vice President and Group Controller. He was promoted to Vice President of Sales, Marketing and Administration in 1984, and in 1987 was named President of Wilkins, a Zurn division, a position he held until becoming President of Zurn.

Steven C. Barre has served as our Senior Vice President, General Counsel and Secretary since September 2001. From April 2000 to September 2001, Mr. Barre served as our Vice President, General Counsel and Secretary. Prior to that date, Mr. Barre served as our Associate General Counsel beginning with our spin-off from Hanson in 1995.

Marie S. Dreher was named Senior Vice President — Corporate Development and Strategy in August 2005. Ms. Dreher joined our Company from Millennium Chemicals, Inc (“Millennium”), a manufacturer of titanium dioxide and other chemical products. She was made Vice President and Corporate Controller in 1996 following their spin-off from Hanson. She was named Senior Vice President, Strategy and Corporate Development of Millennium in 2003.

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

Edmund L. Krainski was appointed Vice President, Finance in February 2006. Prior to that, he held various financial positions at Zurn over a period of 22 years, including Treasurer, Assistant Treasurer and Group Controller.

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

Demand for our products is influenced by new home starts, remodeling and construction activity. Weather is an important variable affecting our financial performance as it significantly impacts construction activity. Spring and summer months in the U.S. and Europe represent the main construction season for new housing starts and remodeling, as well as increased construction in the commercial and institutional markets. However, adverse weather conditions, such as prolonged periods of cold or rain, blizzards, hurricanes and other severe weather patterns, could delay or halt construction and remodeling activity. For example, an unusually severe winter can lead to reduced construction activity and magnify the seasonal decline in our net sales and earnings during the winter months. In addition, a prolonged winter season can delay construction and remodeling plans and hamper the seasonal increase in our net sales and earnings during the spring months.

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

We have certain customers, such as Lowe’s and Ferguson that are very important to our business. Ferguson accounted for 11.0% of our total sales in fiscal 2006. Our competitors may adopt more aggressive sales policies and devote greater resources to the development, promotion and sale of their products than we do, which could result in a loss of customers. The loss of one or more of our major customers or deterioration in our relationship with any of them could have a material adverse effect on our business, results of operations and financial condition.

An increase in the price of raw materials, components, finished goods and other commodities could adversely affect our operations.

We purchase most of the raw materials for our products on the open market, and rely on third parties for the sourcing of certain finished goods. Accordingly, our cost of products may be affected by changes in the market price of raw materials or sourced components or finished goods. Natural gas and electricity prices have historically been volatile, particularly in California and the U.K., where we have a significant manufacturing presence. We do not generally engage in commodity hedging transactions for raw materials. Significant increases in the prices of raw materials sourced components or finished goods or other commodities could require us to increase the prices of our products, which may reduce consumer demand for our products or make us more susceptible to competition. Furthermore, in the event we are unable to pass along increases in our operating costs to our customers, our margins and profitability may be adversely affected.

We are exposed to political, economic and other risks that arise from operating a multinational business.

We have significant operations outside the U.S. We currently have operations in Europe, Canada and South America, with approximately 24% of our assets (excluding assets held for sale) located outside the U.S. as of the end of fiscal 2006. Further, certain of our businesses obtain raw materials and finished goods from foreign suppliers. Accordingly, our business is subject to the political, economic and other risks that are inherent in operating in numerous countries. These risks include:

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

Our failure to attract and retain qualified personnel could have an adverse effect on us.

Our success depends in part on our ability to attract, hire, train and retain qualified managerial, marketing and sales personnel. The market for these people is competitive. We may be unsuccessful in attracting and retaining the personnel we require to generate sales and to expand our operations successfully, and, in such event, our business could be materially and adversely affected. Our success also depends to a significant extent on the continued service of our senior management team. The loss of any member of our senior management team could impair our ability to execute our business plan and could therefore have an adverse effect on our business, results of operations and financial condition.

Work stoppages and other labor problems could affect us.

As of September 30, 2006, 7% of our employees were represented by labor unions. While we believe our relations with our employees are satisfactory, a lengthy work stoppage at any of our facilities could have a material adverse effect on us. The collective bargaining agreements with two local unions in North America (covering 117 employees) are due for renegotiation in fiscal 2010. We also have agreements covering employees in Italy, Malta and the U.K. One agreement expired in May 2003 (covering 198 employees), but remains valid until national representatives negotiate a new agreement; one agreement expires annually (covering 42 employees) and another agreement will expire in December 2007 (covering 119 employees). Negotiations for the extension of these agreements may result in modifications to the terms of these agreements, and these modifications could cause us to incur increased costs relating to our labor force.

Our proposed merger with Apollo may not be consummated

In the event that the merger agreement is not adopted by our stockholders or if the merger is not completed for any other reason, our stockholders will not receive any payment for their shares in connection with the merger. Instead, we will remain an independent public company and our common stock will continue to be listed on the NYSE.

If the merger agreement is terminated, the agreement specifies that under certain circumstances, we will be obligated to pay a termination fee to Apollo which could range from $6 million to $25 million.

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

Our financing arrangements, including our credit facilities and the indenture governing the senior notes, contain various provisions that limit management’s discretion by restricting our ability to, among other things:

•	incur additional debt or enter into sale-and-lease-back transactions;

•	pay dividends or distributions on our capital stock or repurchase our capital stock;

•	issue preferred stock of subsidiaries;

•	make certain investments;

•	create liens to secure debt;

•	enter into transactions with affiliates;

•	merge or consolidate with another company; and

•	transfer and sell assets.

In addition, our credit facilities require that we meet specified financial ratios and tests. These restrictions could limit our ability to plan for or react to market conditions or meet extraordinary capital needs or could otherwise restrict corporate activities.

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

We lease approximately 15,134 square feet of office space for our headquarters in West Palm Beach, Florida. The principal properties of each of our operating companies as of September 30, 2006, and the location, primary use, approximate square footage and ownership status, are set forth below:

		Approximate
Location	Use	Square Footage	Owned/Leased

Bath Products:
Europe
Valvasone, Italy	Manufacturing/Warehouse	251,472	Owned
Newcastle, England	Manufacturing	99,429	Owned
Birstal, England	Manufacturing/Showroom	136,375	Owned
Hilton, England	Warehouse	125,000	Leased
Bradford, England	Warehouse	202,000	Leased
Paris, France	Warehouse	79,653	Leased
Cusset, France	Manufacturing	10,764	Owned
Marsa, Malta	Manufacturing	57,834	Leased
South America
Itu, Brazil	Manufacturing/Office	234,695	Owned
Santiago, Chile	Manufacturing/Office/Showroom	52,480	Owned
United States
Chino, California	Spa Manufacturing/Warehouse	350,000	Leased
Chino, California	Spa Office Space & Bath Manufacturing	92,000	Owned
Chino, California	Whirlpool Bath Manufacturing/Warehouse	306,700	Leased
Carrollton, Texas	Manufacturing/Warehousing/Testing	11,440	Leased
Plant City, Florida	Office	1,000	Leased
Valdosta, Georgia	Manufacturing/Office	363,876	Leased
Addison, Texas	Office	110,649	Leased

		Approximate
Location	Use	Square Footage	Owned/Leased

Plumbing Products:
Canada
Mississauga, Ontario	Manufacturing/Warehouse	27,878	Leased
United States
Gardena, California	Office/Warehouse/Distribution	73,987	Owned
Paso Robles, California	Manufacturing/Office	158,000	Owned
Norcross, Georgia	Warehouse/Office	96,000	Leased
Elkhart, Indiana	Manufacturing/Distribution	110,000	Owned
Hayward, California	Warehouse/Office	23,640	Leased
Sacramento, California	Warehouse	16,000	Leased
Falconer, New York	Manufacturing/Warehouse/Distribution	151,520	Leased
Sanford, North Carolina	Assembly/Office	78,000	Owned
Northwood, Ohio	Warehouse	17,920	Leased
Ben Salem, Pennsylvania	Warehouse/Office	40,000	Leased
Erie, Pennsylvania	Manufacturing/Office/Distribution	310,562	Leased
Harborcreek, Pennsylvania	Warehouse/Office	50,000	Leased
Commerce, Texas	Manufacturing/Distribution	175,000	Owned
Dallas, Texas	Warehouse/Office	55,020	Leased

In addition, we lease sales office space in Idaho Falls, Idaho; Nice, France; Lohne, Germany; Rome, Italy; Barcelona, Spain; Taipei, R.O.C.; Dubai, UAE and Bensheim, Germany and an engineering and sourcing center in Zhuhai, China. We lease additional warehouse space in southern California on a week-to-week basis as it is needed. We also own several properties being held for sale in: Thomasville, North Carolina; Salem, Ohio; Milford, Virginia; Itu, Brazil and Bradford, England. We believe our owned/leased properties are sufficient for our current and future needs.

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

As a consequence of the previously announced merger transaction with Apollo, the Company and related parties have been named as defendants in several lawsuits. See Note 10 in the Consolidated Financial Statements.

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

New claims filed against Zurn were lower year-over-year. During 2006, approximately 6,400 new asbestos claims were filed against Zurn versus 10,400 in 2005. As of September 30, 2006, the number of asbestos claims pending against Zurn was approximately 46,200 compared to 69,900 as of October 1, 2005. The pending claims against Zurn as of September 30, 2006 were included in approximately 4,900 lawsuits, in which Zurn and an average of 80 other companies are named as defendants, and which cumulatively allege damages of approximately $11.2 billion against all defendants. The claims are handled pursuant to a defense strategy funded by Zurn’s insurers. Defense costs currently do not erode the coverage amounts in the insurance policies, although a few policies that will be accessed in the future may count defense costs toward aggregate limits.

During 2006 and as of the end of such period, approximately 16,300 claims were paid and/or pending payment and approximately 24,600 claims were dismissed and/or pending dismissal. During 2005 and as of the end of such period, approximately 17,000 claims were paid and/or pending payment and approximately 13,600 claims were dismissed and/or pending dismissal. Since Zurn received its first asbestos claim in the 1980s, Zurn has paid or dismissed or agreed to settle or dismiss approximately 146,000 asbestos claims including dismissals or agreements to dismiss of approximately 48,900 of such claims through the end of 2006 compared to 115,900 and 23,900 claims, respectively, through the end of 2005.

Zurn uses an independent economic consulting firm with substantial experience in asbestos liability valuations to assist in the estimation of Zurn’s potential asbestos liability. At September 30, 2006, that firm estimated that Zurn’s potential liability for asbestos claims pending against it and for claims estimated to be filed through 2016 is approximately $136 million, of which Zurn expects to pay approximately $102 million through 2016 on such claims, with the balance of the estimated liability being paid in subsequent years. As discussed below in more detail, Zurn expects all such payments to be paid by its carriers.

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

Zurn’s current estimate of its asbestos liability of $136 million for claims filed through 2016 assumes that (i) its continuous vigorous defense strategy will remain effective; (ii) new asbestos claims filed annually against it will decline modestly through 2016; (iii) the values by disease will remain consistent with past experience; and (iv) its insurers will continue to pay defense costs without eroding the coverage amounts of its insurance policies. While Zurn believes there is evidence, in its claims settlements experience, for such an impact of a successful defense strategy, if the defense strategy ultimately is not successful to the extent assumed by Zurn, the severity and frequency of asbestos claims could increase substantially above Zurn’s estimates. Further, while Zurn’s current asbestos liability is based on an estimate of claims through 2016, such liability may continue beyond 2016, and such liability could be substantial.

Zurn estimates that its available insurance to cover its potential asbestos liability as of September 30, 2006 is approximately $286 million. Zurn estimated that its available insurance to cover its potential asbestos liability as of October 1, 2005 was approximately $293 million. The decrease in the amount of available insurance reflects the payments made during 2006. Zurn believes, based on its experience in defending and dismissing such claims and the coverage available, that it has sufficient insurance to cover the pending and reasonably estimable future claims. This conclusion was reached after considering Zurn’s experience in asbestos litigation, the insurance payments made to date by Zurn’s insurance carriers, existing insurance policies, the industry ratings of the insurers and the advice of insurance coverage counsel with respect to applicable insurance coverage law relating to the terms and conditions of those policies. As of September 30, 2006 and October 1, 2005, Zurn recorded a receivable from its insurance carriers of $136 million and $153 million, respectively, which corresponds to the amount of Zurn’s potential asbestos liability that is covered by available insurance and is probable of recovery.

However, there is no assurance that $286 million of insurance coverage will ultimately be available or that Zurn’s asbestos liabilities will not ultimately exceed $286 million. Factors that could cause a decrease in the amount of available coverage include changes in law governing the policies, potential disputes with the carriers on the scope of coverage, and insolvencies of one or more of Zurn’s carriers.

Principally as a result of the past insolvency of certain of Zurn’s insurance carriers, coverage analysis reveals that certain gaps exist in Zurn’s insurance coverage, but only if and after Zurn uses approximately $216 million of its remaining approximate $286 million of insurance coverage. As noted above, the estimate of Zurn’s potential liability for asbestos claims pending against it and for claims estimated to be filed through 2016 is $136 million with the expected amount to be paid through 2016 being $102 million. In order to use approximately $261 million of the $286 million of its insurance coverage from solvent carriers, Zurn estimates that it would need to satisfy approximately $14 million of asbestos claims, with additional gaps of $80 million layered within the final $25 million of the $286 million of coverage. We will pursue, if necessary, any available recoveries on our approximately $148 million of coverage with insolvent carriers, which includes approximately $83 million of coverage attributable to the gaps discussed above. These estimates are subject to the factors noted above.

After review of the foregoing with Zurn and its consultants, we believe that the resolution of Zurn’s pending and reasonably estimable asbestos claims will not have a material adverse effect on Zurn’s financial condition, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

We did not submit any matter to a vote of security holders during the last quarter of fiscal 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information.

Our common stock is traded on the NYSE under the symbol JJZ. The following table sets forth, for the fiscal periods indicated, the high and low closing sales price per share of common stock as reported by the NYSE.

	Fiscal 2006		Fiscal 2005
	High	Low	High	Low

First Quarter	$8.70	$6.95	$9.75	$7.94
Second Quarter	$10.10	$8.45	$10.85	$8.28
Third Quarter	$10.22	$8.09	$11.35	$8.09
Fourth Quarter	$10.66	$7.80	$11.57	$7.23

(b) Holders.

As of November 30, 2006, there were approximately 16,340 record holders of our common stock.

(c) Dividends.

We have not paid cash dividends in the past three fiscal years. Our credit facilities and Senior Note indentures include restrictions on the payment of dividends (See Liquidity and Capital Resources in Item 7 of this Annual Report on Form 10-K).

(d) Securities authorized for issuance under equity compensation plans.

The following table sets forth information, as of the end of fiscal year 2006, with respect to our compensation plans under which shares of our common stock is or was authorized for issuance and is outstanding:

	Column(a)	Column(b)	Column(c)
	Number of Securities	Weighted-Average
	to be Issued Upon	Exercise Price of	Number of Securities
	Exercise of	Outstanding	Remaining Available for
	Outstanding	Options,	Future Issuance Under
	Options,	Warrants and	Equity Compensation
Plan Category	Warrants and Rights	Rights	Plans(1)

Equity compensation plans:
Approved by security holders	930,632	$5.11	3,225,948
Not approved by security holders	—	—	—

Total	930,632	$5.11	3,225,948

(1)	Excluding securities reflected in Column (a).

Item 6.	Selected Financial Data

Our business has undergone significant changes during the last five years. Accordingly, results from any one period may not be comparable to results from any other year. The following matters affect the comparability of the selected financial data included in the table that follows.

Operating income in fiscal 2006 includes restructuring and other charges of $7.2 million. Income from continuing operations in fiscal 2006 includes a pre-tax gain of $9.3 million related to the collection of a note which had been previously deferred until collection and $3.8 million pre-tax equity earnings from our investment in Rexair’s parent company. Income from continuing operations also includes the recognition of a valuation allowance against U.K. deferred tax assets in the amount of $15.9 million, partially offset by the reversal of a valuation allowance related to Italian income tax refund receivables of $14.0 million.

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

The following table presents summary historical consolidated financial data. The summary consolidated financial data for the fiscal years 2006, 2005 and 2004 has been derived from our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. You should read the following summary consolidated financial data in conjunction with Items 7 and 8 of this Annual Report on Form 10-K.

	For the Fiscal Years Ended
	September 30,	September 30,	September 30,	September 30,	September 30,
	2006	2005	2004	2003	2002
	(in millions, except per share amounts)

Statements of Operations:
Net sales	$1,202.4	$1,210.0	$1,201.2	$1,025.2	$904.1
Operating income	103.6	94.4	127.2	99.1	95.2
Earnings from continuing operations	43.8	58.0	48.3	21.4	32.4
(Loss) earnings from discontinued operations, net of tax	(3.4)	(63.6)	(19.9)	(50.4)	8.5
Net earnings (loss)	40.4	(5.6)	28.4	(29.0)	40.9
Basic earnings (loss) per share:
Earnings (loss) from continuing operations	0.57	0.77	0.64	0.29	0.44
(Loss) earnings from discontinued operations	(0.04)	(0.84)	(0.26)	(0.68)	0.11
Net earnings (loss)	0.53	(0.07)	0.38	(0.39)	0.55
Diluted earnings (loss) per share:
Earnings from continuing operations	0.56	0.76	0.64	0.29	0.44
(Loss) earnings from discontinued operations	(0.04)	(0.83)	(0.27)	(0.68)	0.11
Net earnings (loss)	0.52	(0.07)	0.37	(0.39)	0.55
Balance Sheet Data (at period end):
Cash and cash equivalents	$147.2	$110.2	$39.6	$31.2	$32.1
Working capital	351.7	260.7	240.7	194.8	293.0
Total assets	1,253.7	1,289.5	1,380.4	1,327.8	1,686.9
Total debt	403.3	407.0	471.8	500.1	808.1
Stockholders’ equity	345.5	285.2	288.5	245.5	254.4

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading global producer of branded bath and plumbing products for the residential, commercial and institutional markets. Our results of operations are reported in two business segments, consisting of the Bath Products segment and the Plumbing Products segment. Prior year amounts include the results of the Rexair segment, which was sold in fiscal 2005. Our Bath Products segment manufactures whirlpool baths, spas, showers, sanitary ware, including sinks and toilets, and bathtubs for the construction and remodeling markets. Our Plumbing Products segment manufactures professional grade drainage, water control, commercial brass and PEX piping products for the commercial and institutional construction, renovation and facilities maintenance markets.

On June 30, 2005, we completed the sale of Rexair to Rhone Capital, LLC (“Rhone”) in a transaction valued at $170 million. We recorded a gain of $24.7 million and debt retirement costs of $3.2 million associated with this transaction. We also obtained an approximately 30% equity interest in Rexair’s new parent company in conjunction with this transaction. This investment is accounted for under the equity method in accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock (“APB No. 18”). Rexair is not being accounted for as a discontinued operation as a result of this continuing investment. Beginning in the fourth quarter of fiscal 2005, our share of Rexair’s earnings has been recorded in Rexair equity earnings in our Consolidated Statements of Earnings. In all periods prior to the fourth quarter of fiscal 2005, Rexair’s sales and operating income are included in our consolidated sales and operating income results.

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

Our Plumbing Products business is dependent upon commercial and institutional construction activity and is therefore affected by macro-economic factors such as economic growth and interest rates. The U.S. commercial and institutional construction market is cyclical in nature. Commercial and institutional construction increased slightly in 2004 after a few years of decline, and this market has continued to show signs of improvement during 2005 and 2006. Sales of our products have grown at rates in excess of market growth over the past few years as a result of product innovation, targeted marketing programs and an emphasis on customer service. We believe that macro-economic and demographic factors such as population growth and infrastructure demands will ultimately drive growth in these markets over the long-term.

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

During the fourth quarter of 2006, we sold all of our shares of common stock of S&J to United Pacific Industries Limited for a purchase price of approximately $5.0 million. We recorded a gain on sale of $2.5 million, net of $1.3 million in expenses from the sale of S&J. Two of our directors at that time were also directors and significant stockholders of the purchaser. The transaction was considered and approved by a committee of independent directors, without participation by the interested directors.

In the third quarter of fiscal 2005, we completed the sale of substantially all the assets and liabilities of Eljer to Sun Capital. Eljer’s operations are classified as discontinued for all periods presented and are excluded from the following discussion of continuing operations. Eljer was previously accounted for as part of the Bath Products segment.

Results of discontinued operations largely reflect the Eljer and S&J operations and are not included in our discussion of Results of Operations of this Annual Report on Form 10-K. Summarized results of the discontinued operations through the dates of sale are as follows:

	For the Fiscal Years Ended September 30,
	2006	2005	2004
	(in millions)

Net sales	$82.0	$133.0	$148.1
Operating loss	(6.3)	(9.1)	(31.6)
Loss from discontinued operations	(3.4)	(63.6)	(19.9)

The decrease in net sales and operating loss over the periods presented is primarily the result of the lost contribution from the businesses for the periods subsequent to their sale. In addition, loss from discontinued operations for fiscal 2005 included the loss on the disposal of Eljer of $57.8 million, net of tax. Loss from discontinued operations for all three years also includes our share of S&J’s net (losses)/income. Our share of S&J’s net sales and operating income (loss) have been included in the respective lines of the above table from the date of consolidation in the third quarter of fiscal 2005. Prior to consolidation, net sales and operating loss would not have been impacted by the equity earnings. Changes in estimates for all of our previously discontinued operations are recorded in the period in which they arise. Refer to Note 3 to our Consolidated Financial Statements for additional information regarding the businesses sold and the corresponding sale dates.

Results of Operations

The following table presents our results of operations by segment for the periods indicated. Certain amounts reported for the prior periods have been reclassified to conform to the current year’s presentation.

	For the Fiscal Years Ended
	September 30,
	2006	2005	2004
	(in millions)

Net Sales
Bath Products	$766.6	$780.8	$788.4
Plumbing Products	435.8	353.1	308.0
Rexair(1)	—	76.1	104.8

Total Net Sales	$1,202.4	$1,210.0	$1,201.2

Operating Income
Bath Products	$38.5	$30.1	$57.2
Plumbing Products	90.9	75.3	60.7
Rexair(1)	—	19.0	27.3

	129.4	124.4	145.2
Corporate Expenses	(25.8)	(30.0)	(18.0)

Total Operating Income	$103.6	$94.4	$127.2

(1)	Reflects sales and operating income through June 30, 2005.

Fiscal 2006 Compared to Fiscal 2005

Overall

Net sales for fiscal 2006 remained virtually unchanged at approximately $1.2 billion as compared to fiscal 2005. During fiscal 2006, the $82.7 million (23.4%) increase in Plumbing Products sales compensated for a $14.2 million (1.8%) decline in Bath Products sales, as well as the loss of $76.2 million in sales from Rexair, which was sold in the third quarter of fiscal 2005.

Operating income increased 9.7% to $103.6 million from $94.4 million in fiscal 2005, with both our segments reporting double digit increases over the prior year. Operating income included restructuring and other charges of $7.2 million in fiscal 2006 compared to $9.4 million in fiscal 2005.

Bath Products

Sales in the Bath Products segment decreased by $14.2 million in fiscal 2006 compared to fiscal 2005 as weak overall demand in the markets we serve was partially offset by new product introductions and price increases. Approximately $6.5 million of the Bath Products sales decline was due to unfavorable translation effects of foreign currency. The weak overall demand was primarily in our two largest markets, the U.S. and the U.K. We anticipate that the U.K. market will begin to improve in fiscal 2007, however we do not anticipate a significant improvement in the U.S. market. We expect sales growth in the upcoming year to be driven by increased market share and growth in Europe and the reversal of the negative foreign currency trend experienced in fiscal 2006.

Operating income increased $8.4 million in fiscal 2006 largely due to cost reductions, sourcing initiatives and price increases implemented to offset higher raw material costs, which more than offset lower sales volumes. We anticipate energy, freight and raw material costs to escalate, but at a slower rate than fiscal 2006. We intend to increase prices as necessary to help offset cost increases but anticipate increased competition resulting from the expected decline in the residential housing market. Fiscal 2006 operating income included restructuring and other charges of $7.0 million as well as a $1.0 million adjustment to retirement benefits which related to prior years.

Fiscal 2005 included restructuring charges of $4.5 million, as well as higher costs associated with our global branding, marketing and product development initiatives, costs associated with the enhancement of our overseas sourcing capabilities and the expansion of the Malta stainless steel sink plant. Partially offsetting these items in fiscal 2005 was a reduction in warranty costs of $2.2 million due to a favorable settlement of a dispute. Restructuring charges in fiscal 2006 were largely associated with our U.K. business. We expect to see the benefits from these initiatives bring our U.K. operations back to profitability in fiscal 2007. Refer to Note 4 to our Consolidated Financial Statements for a discussion of theses charges.

Plumbing Products

Sales in the Plumbing Products segment increased 23.4% to $435.8 million in fiscal 2006 compared to last year. The higher sales reflect greater market penetration, industry growth, price increases implemented to offset higher raw material costs and the introduction of new products. All the major product lines posted double digit sales increases over prior year. Sales of PEX products increased most significantly due to the continued market conversion from copper products to PEX. We believe we will see continued growth in the plumbing business in the coming year as we intend to continue to improve market share and expect a strong domestic commercial and institutional construction market. We expect continued conversion from copper plumbing to PEX products but also expect difficult market conditions as a result of the decrease in the residential market and increased competition.

Operating income for fiscal 2006 increased 20.7% to $90.9 million compared to last year primarily due to the strong sales volume. As a percentage of sales, operating margins were 20.8% and 21.3% in fiscal 2006 and 2005, respectively, as price increases offset substantially all of the increases in raw material costs. Zurn values its inventory using the last-in-first-out (LIFO) method which, because of raw material price increases, resulted in cost of sales that were $13.9 million more than if the inventory was valued using the first-in-fist-out (FIFO) method. We do not expect raw material to increase in price in fiscal 2007 at the same rate experienced in fiscal 2006. We intend to offset any increase in raw material prices with price increases in fiscal 2007. Another factor which may continue to affect margins is a shift in mix due to increasing sales of lower margin products.

Corporate Expenses

Corporate expenses in fiscal 2006 decreased $4.2 million from fiscal 2005 largely as a result of a reduction in professional fees of $3.4 million. This reduction was primarily due to lower costs associated with Sarbanes-Oxley compliance as fiscal 2005 was our implementation year. We also benefited from reduced staffing costs, largely a result of the restructuring implemented in the prior year.

Corporate expenses include the following charges/(credits):

	For the Fiscal Years Ended		Favorable/
	September 30,	September 30,	(Unfavorable)
	2006	2005	Variance
	(in millions)

Pension income	$(5.2)	$(7.2)	$(2.0)
Post-retirement expenses	4.9	1.3	(3.6)
Restructuring and severance	2.8	4.9	2.1
Intangible tax	(1.6)	2.2	3.8

	$0.9	$1.2	$0.3

Pension income decreased in the current year due to a lower discount rate and increase in actuarial losses recognized in the current year. For fiscal 2007, we expect to record pension income of $10.2 million due to a higher discount rate and decrease in the amortization of actuarial losses. Post-retirement expenses in fiscal 2006 include an adjustment of $1.6 million relating to prior years. The remaining increase over fiscal 2005 was primarily due to enhanced benefits which were required to be recognized over a short service period. For fiscal 2007, we expect to record post-retirement expenses of $1.2 million. Restructuring and severance for both years relates primarily to several key executives. Fiscal 2006 includes $2.6 million of costs associated with the retirement of our former Chairman and Chief Executive Officer. Approximately $1.2 million of these costs is associated with restricted stock vesting, while the remainder are cash charges. Fiscal 2005 includes restructuring charges of $4.9 million related to the elimination of certain executive positions. We are continuing to evaluate how we can further reduce our corporate overhead costs. Intangible tax in fiscal 2005 includes $2.0 million related to establishing a reserve for an expected settlement. In fiscal 2006 we reached a more favorable settlement than originally anticipated and reversed $1.7 million of the reserve established in the previous year.

Interest Income and Expense

The decrease in interest expense of $5.9 million from fiscal 2005 to fiscal 2006 was primarily due to lower debt levels, resulting primarily from the proceeds on the sale of Rexair in June 2005. Interest income in fiscal 2006 includes interest of $2.6 million related to Italian tax refunds, of which $1.8 million was received in the first quarter of fiscal 2007.

Gain on sale of business

The gain on sale of $24.7 million in fiscal 2005 relates to the sale of the Rexair business in June 2005.

Other income/(expense), net

Other income/(expense), net consists of the following:

	For the Fiscal Years
	Ended September 30,
	2006	2005
	(in millions)

Keller Ladder income (expense)	$0.5	$(1.0)
Gain (loss) on collection or sales of non-operating assets	9.3	(0.7)
(Loss) gain on sale of excess properties and equipment	(0.6)	1.7
Foreign currency transaction (losses) gains	(1.7)	0.4
Debt retirement costs	—	(3.2)
Gain on litigation of environmental claim	3.5	—
Other, net	(3.5)	(3.8)

	$7.5	$(6.6)

We retained certain obligations related to our Keller Ladder operations, the majority of which relate to claims for defective ladders sold before the sale of Keller Ladder in October 1999. We continue to incur income and expenses related to those obligations. As a result of a favorable trend in the settlement of these obligations we reduced our estimated liability in fiscal 2006; however future year expenses are expected to be more in line with the expense recognized in the past two years. The gain on collection or sales of non-operating assets of $9.3 million in fiscal 2006 relates to a gain on the collection of a note which had previously been deferred until collection. We had obtained the note in October 2002 upon the sale of a piece of property to Woodlands Ventures, LLC. Debt retirement costs are associated with the repayment of the term loan, which was retired with proceeds from the sale of Rexair in 2005. Gain on litigation of environmental claim was the result of a favorable judgment received on an environmental liability retained as part of the sale of Rexair.

Taxes

Our effective tax rate in fiscal 2006 was 45.9%. The rate was affected by the recognition of a valuation allowance against U.K. net operating loss in the amount of $15.9 million in fiscal 2006 due to continuing pretax losses in our U.K. operations. The rate was further affected by the reversal of $14.0 million of reserves against Italian income tax refunds. We received $7.9 million in refunds from the Italian government in the first quarter of fiscal 2007.

During fiscal 2005, we recognized a $2.9 million tax benefit upon the completion of a Federal tax audit of a subsidiary and a $5.9 million tax benefit as a result of a Federal tax audit of our consolidated tax returns for fiscal years 1998 through 2002. Also no taxes were incurred on the Rexair gain because it resulted in a capital loss for tax purposes.

Fiscal 2005 Compared to Fiscal 2004

Overall

Overall net sales increased $8.8 million in fiscal 2005 compared to fiscal 2004. The overall sales increase was driven by a 14.6% increase in Plumbing Products segment sales, which offset a slight decline in Bath Product segment sales and the absence of Rexair sales following its June 30, 2005 disposition. Rexair contributed $24.1 million of sales in the fourth quarter of fiscal 2004. Sales in fiscal 2005 also benefited from $13.5 million of favorable foreign currency exchange rate fluctuations.

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

Operating income decreased $27.1 million in fiscal 2005. The decline in unit sales also triggered decreases in production levels, which resulted in lower absorption of fixed manufacturing costs. The U.K. and Italian bath businesses were also affected by a shift in mix to lower margin products. Fiscal 2005 operating income also included higher costs associated with our global branding, marketing and product development initiatives, costs associated with the enhancement of our overseas sourcing capabilities and the expansion of the Malta stainless steel sink plant. These costs were partially offset by the settlement of a dispute with the previous owners of the Sundance Spas business over pre-acquisition warranty costs for $3.5 million, resulting in a reduction in warranty costs of $2.2 million. Results for fiscal 2004 included a $4.1 million increase in bad debt reserves associated with financial difficulties encountered by several Brazilian distributors and $1.0 million in severance related to the replacement of the management team and staffing reductions in Brazil. Our Brazilian operations experienced significant increases in sales and operating income in fiscal 2005 as a result of the organizational changes and new programs implemented by the new management team.

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

Other Expense, net

Other expense, net consists of the following:

	For the Fiscal Years
	Ended September 30,
	2005	2004
	(in millions)

Keller Ladder expenses	$1.0	$1.6
Loss (gain) on sales of other non-operating assets	0.7	(2.5)
(Gain) loss on sale of excess properties and equipment	(1.7)	0.1
Foreign currency transaction (gains) losses	(0.4)	1.9
Debt retirement costs	3.2	—
Other, net	3.8	2.1

	$6.6	$3.2

We retained certain obligations related to our Keller Ladder operations, the majority of which relate to claims for defective ladders sold before the sale of Keller Ladder in October 1999. We continue to incur expenses related to those obligations. The debt retirement costs are associated with the pay down of the term loan, which was retired with proceeds from the sale of Rexair.

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

Excluding the impact of these three items, our effective tax rate for the year increased as a result of the change in the mix of foreign and domestic earnings after the sales of Rexair and Eljer. During fiscal 2004, we received a refund of $4.0 million relating to the examination of the federal income tax returns for the fiscal years 1995 through 1997. This refund was already included in our estimated tax rates in prior periods. In addition to the tax refund, we received $2.5 million in interest relating to the refund, which was included in interest income in 2004.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources are cash and cash equivalents, cash provided from operations and available borrowings. We expect to satisfy operating needs including the cash requirements related to capital expenditures, acquisitions and restructuring programs through operating cash flows, cash on hand, and borrowings under our existing credit facilities.

Net cash provided by operating activities of continuing operations was $34.8 million for fiscal 2006, compared to $52.2 million for fiscal 2005. The comparison was impacted by the sale of Rexair, which contributed $17.0 million of cash during fiscal 2005 prior to the sale. In fiscal 2006 we received $7.6 million from Rexair of which $4.4 million was accounted for as a dividend and included in operating cash flows and $3.2 million was accounted for as a return of our investment and is included in investing cash flows. The comparison was also negatively impacted by higher net tax payments; higher inventory levels, as well as $3.0 million paid to buyout certain vested post-retirement benefit plan liabilities in fiscal 2006. Higher tax payments were required based on our higher profits as well as a shift in income towards our domestic operations. Higher inventory levels reflect higher costs of raw materials as well as additional requirements to support the sales growth in our Plumbing segment. Included in fiscal 2005 is $3.5 million received from the previous owners of the Sundance Spas business as a result of the resolution of a litigation claim. We were able to mitigate much of these negative factors with better operating results and the decreased cash requirement of our restructuring plans.

During fiscal 2006, we paid approximately $6.7 million related to our restructuring plans, and expect to pay approximately $2.4 million in the next 12 months (see Note 4 to our Consolidated Financial Statements). During fiscal 2005, we paid approximately $11.2 million related to our restructuring plans.

In the first quarter of fiscal 2007 we received $9.7 million from the Italian government which consisted of a refund on withholding taxes for tax years 1998 and 1999 of $7.9 million and related interest of $1.8 million.

We typically use cash for operations in the first half of the fiscal year due to the seasonality of most of our businesses. Weather can significantly impact construction and installation, which ultimately impacts sales in both our segments. Sales of outdoor jetted spas and other products are also sensitive to weather conditions and tend to decrease during the fall and winter months (predominantly the first and second fiscal quarters).

Net cash used in operating activities by discontinued operations in fiscal 2006 was $18.1 million as compared to net cash used of $31.2 million in fiscal 2005. The decrease in net cash used was due to the sale of Eljer in fiscal 2005. Net cash used in fiscal 2006 was primarily associated with payment of liabilities we assumed in conjunction with the Eljer sale and a $2.5 million payment related to the settlement of Ames True Temper environmental liabilities. We have $12.5 million accrued at September 30, 2006 related to environmental, product liability, workers compensation and other retained liabilities of disposed businesses accounted for as discontinued operations. These liabilities are expected to be paid over the next ten years and represent the only expenditures expected to be incurred over this period for businesses disposed of as of this date.

Net cash provided by investing activities of continuing operations during fiscal 2006 was $5.7 million compared to $125.4 million last year. Net cash provided in fiscal 2006 consisted of proceeds from the collection of our Woodlands note of $9.3 million, net proceeds from the sale of Spear & Jackson of $3.7 million as well as proceeds on the sale of an excess property located in Waynesboro, GA of $1.7 million. Also, in fiscal 2006, is $3.2 million related to cash received from Rexair (see also discussion in operating activities). These items were partially offset by $12.5 million of cash used for capital expenditures. Net cash provided in fiscal 2005 consisted mainly of net proceeds of $149.2 million from the sale of Rexair, net of $8.5 million of costs associated with the sale of Eljer. Also included were proceeds of $4.4 million related to the sale of a note receivable. The note was obtained in conjunction with the sale of our swimming pool and equipment business in May 2003. We also received net proceeds of $3.0 million from the sale of excess property and fixed assets. These proceeds were partially offset by cash used for capital expenditures of $22.7 million.

We expect total capital expenditures for fiscal 2007 to be approximately $15 million to $20 million for new business requirements, system upgrades and implementations, initiatives involving the consolidation of workflows and improvement of manufacturing efficiencies and other capital requirements in the ordinary course of business. We are also considering broadening our Plumbing Products segment product portfolio through acquisitions, remaining mindful that any such purchase be strategic in fit and accretive to earnings.

Investing activities of discontinued operations reflect the results of the S&J business in both fiscals 2006 and 2005.

Net cash provided by financing activities of continuing operations was $9.8 million in fiscal 2006 compared to cash used in fiscal 2005 of $76.6 million. Net cash provided by financing activities in fiscal 2006 consisted mainly of $12.8 million received from restricted cash collateral accounts and $1.7 million received from the issuance of common stock related to option exercises. These items were partially offset by $4.9 million used for repayment of notes and debt. During fiscal 2005, we reduced our total debt borrowings by $64.4 million. In addition, we paid $1.0 million in fees associated with the retirement of our term loan, and we deposited $12.4 million into restricted cash collateral accounts in conjunction with the sales of Rexair and Eljer. The outflows were partially offset by $1.4 million in proceeds from stock option exercises.

The outstanding debt balances at September 30, 2006 were as follows:

	Maximum	Amount
	Availability	Outstanding	Applicable Interest Rate
	(in millions)

Senior Notes	$380.0	$380.0	9.625%
Asset-based credit facility(1)	131.2	—	2.0% over LIBOR or Prime
US Brass note	3.5	3.5	Interest imputed at 9.5%

Total	$514.7	$383.5

(1)	$30.7 million of the facility is utilized for letters of credit at the end of fiscal 2006.

The 9.625% Senior Secured Notes (“Senior Notes”) are due on July 1, 2010 and require the payment of interest of $18.3 million on January 1 and July 1 of each year. We are restricted in our ability to cause a mandatory redemption of the Senior Notes per the terms of the indenture for the Senior Notes. On and after July 1, 2007, we can redeem the Senior Notes subject to a redemption premium of 104.8% for the first 12 months and 102.4% for the following 12 months. On and after July 1, 2009, the Senior Notes can be redeemed at face value. The indenture for the Senior Notes limits our ability to pay dividends, repurchase stock and make other restricted payments as defined therein.

As required by the indenture governing the Senior Notes, on April 11, 2006 we commenced an offer to purchase up to $47.7 million aggregate principal amount of our Senior Notes at par, plus accrued and unpaid interest. The amount of the offer was equivalent to the remaining proceeds from both the Rexair and Eljer dispositions, net of certain expenses and payments incurred in connection with the dispositions. At September 30, 2005, we had restricted cash accounts of $12.4 million that were held for the benefit of the bondholders related to the proceeds from the Rexair and Eljer dispositions. None of the Senior Notes were tendered thus the restricted cash balance was reclassified to cash and cash equivalents.

We have an asset-based revolving credit facility that matures on July 15, 2008. Under this facility, we can borrow up to $200.0 million subject to a borrowing base consisting of eligible accounts receivable and eligible inventory. The interest rate under the facility is currently 2.0% over LIBOR or Prime. This rate is reset each quarter based on our Consolidated Leverage Ratio as defined in the agreement, and could range from 2.0% to 2.5% over LIBOR (“Applicable LIBOR Margin”). The weighted-average interest rate was 5.22% for 2005 and 3.98% for 2004. There are several fees associated with the asset-based credit facility including an unused commitment fee of 0.5%, a letter of credit fee equal to the applicable LIBOR margin and a fronting fee of 0.125% on all outstanding letters of credit. We had no amounts outstanding under the facility during 2006 or at September 30, 2005.

The asset-based credit facility requires us to maintain a minimum consolidated fixed charge coverage ratio, which is only applicable if our availability under the asset-based credit facility falls below $20.0 million. We were not subject to this debt covenant during fiscal 2006 because our availability exceeded the required threshold. We expect to maintain availability in excess of $20.0 million for the foreseeable future. This credit facility also includes a restriction on the payment of dividends.

Certain of our existing and future domestic restricted subsidiaries guarantee the Senior Notes, jointly and severally, on a senior basis. The Senior Notes are secured by an eligible first lien on domestic property, plant and equipment, and a second lien on the assets that secure the credit facilities. The asset-based credit facility is secured by a first lien on accounts receivable, inventory, the stock of our domestic subsidiaries and 65% of the stock of our first-tier foreign subsidiaries. In addition, the asset-based credit facility has a second lien on the property, plant and equipment securing the Senior Notes.

We paid $39.8 million, $45.3 million and $45.1 million of interest on our borrowings in 2006, 2005 and 2004, respectively.

Commitments

At September 30, 2006, we had approximately $131.2 million available to be borrowed under the asset-based facility, of which we had utilized approximately $30.7 million for letters of credit, leaving $100.5 million available for additional borrowings. In addition, we have outstanding foreign commercial letters of credit of $2.0 million which do not affect availability under the asset-based facility. We do not have any other significant off-balance sheet obligations.

Below is a summary of our significant contractual cash obligations as of September 30, 2006:

					Payments
		Payments Due in Fiscal			Due
	Total	2007	2008-2009	2010-2011	Thereafter
	(in millions)

Long-term debt	$383.5	$1.7	$1.8	$380.0	$—
Notes payable	19.8	19.8	—	—	—
Lease obligations	51.6	12.7	17.7	12.6	8.6
Purchase obligations(1)	117.8	117.8	—	—	—
Interest payments(2)	137.2	36.6	73.2	27.4	—
Other(3)	4.6	2.6	1.6	0.3	0.1

Total	$714.5	$191.2	$94.3	$420.3	$8.7

(1)	Purchase obligations are all open purchase orders at September 30, 2006. Of this amount, $9.9 million represents obligations that were relieved by October 5, 2006.

(2)	Interest payments represent interest on the Senior Notes.

(3)	Other includes $3.6 million of restructuring and other cash obligations which are accrued on our balance sheet at September 30, 2006. The remaining $1.0 million relates to a consulting agreement which will be expensed as incurred.

As discussed in Note 6 to our Consolidated Financial Statements, we have long-term liabilities for pension and other supplemental retirement benefit plans. The payments related to these plans are not included above since they are dependent upon when the employee retires or leaves the Company. Retiree health care and life insurance benefits are dependent on future claim activity. Minimum pension funding requirements are not included above as such amounts are not available for all periods presented. During 2007, we expect to contribute $4.0 million to our pension plans. During 2006, we contributed $3.9 million to these plans. For estimated future benefit payments related to these plans, please see Note 6.

Guarantees and Indemnifications

We continue to guarantee the lease payments of an Ames True Temper master distribution center. The lease obligation will expire in 2015. The scheduled lease payments totaled $3.9 million for fiscal 2006, and increase by 2.25% each year thereafter. In connection with the sale of Ames True Temper in January 2002, we obtained a security interest and indemnification from Ames True Temper on the lease that would enable us to exercise remedies in the event of default.

We have an agreement with a third party financing company that we will repurchase any new or salable spas returned to us within twelve months of the original sale date. The costs associated with this agreement have been minimal to date.

We have sold a number of assets and businesses over the last several years and have, on occasion, provided indemnifications for liabilities relating to product liability, environmental, insurance and other claims. We have recorded reserves totaling approximately $11.4 million as of September 30, 2006 for asserted and probable unasserted claims related to these liabilities. These amounts have not been discounted.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes. This interpretation clarifies the accounting for income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of FIN 48 on our consolidated results of operations and financial position.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. The standard provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements and is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Statement applies under other accounting pronouncements that require or permit fair value measurements. We are currently evaluating the impact of this statement on our results of operations and financial position.

On September 13, 2006 the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements. The interpretations in this Staff Accounting Bulletin are being issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 is effective for fiscal years beginning after November 15, 2006. We are currently evaluating the impact of SAB 108 on our results of operations; however we do not expect the impact to be material to our financial position or results of operations.

On September 29, 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 123R. This new standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. We are currently evaluating the impact of FASB Statement No. 158 on our consolidated results of operations and financial position.

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

Trade Receivables

We record an allowance for doubtful accounts; reducing our receivables balance to an amount we estimate is collectible from our customers. We use significant judgment in estimating uncollectible amounts, considering numerous factors such as current overall economic conditions, industry specific economic conditions, historical and current customer performance and customer relationships. Although we consider our allowances for uncollectible accounts to be adequate and proper, changes in economic conditions or customer circumstances could have a material effect on the reserve balances required. Historically, actual results have not deviated significantly from those previously estimated by management.

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

Significant judgment is required in determining our effective tax rate and in evaluation of our tax provisions. Despite our belief that our tax return positions are fully supportable, we estimate tax exposures and establish reserves when in our judgment we believe they are required. We adjust these reserves in light of changing facts and circumstances, such as the progress of a tax audit.

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

We are aware of four purported class action lawsuits related to the merger filed against the Company, each of the Company’s directors and various other defendants, as the case may be, including Apollo, Parent, Merger Subsidiary and George M. Sherman (the non-executive Chairman of Rexnord Corporation, a portfolio company affiliated with Apollo), in the Court of Chancery in the State of Delaware in and for New Castle County. The lawsuits — Usheroff v. Jacuzzi Brands, Inc., et al., C. A. No. 2473-N (filed Oct. 13, 2006), Ryan v. Victor, et al., C.A. No. 2477-N (filed Oct. 13, 2006), Rubenstein v. Marini, et al., C. A. No. 2485-N (filed Oct. 20, 2006) and Worcester Retirement System v. Jacuzzi Brands, Inc., et al., C.A. No. 2531-N (filed Nov. 8, 2006) — generally allege, among other things, that the merger consideration to be paid to the Company’s stockholders in the merger is unfair and grossly inadequate. In addition, the complaints allege that the Company’s directors violated their fiduciary duties by, among other things, failing to take all reasonable steps to assure the maximization of stockholder value, including the exploration of strategic alternatives that will return greater or equivalent short-term value to the Company’s stockholders. Certain of the complaints further allege that the preliminary proxy statement on Form 14A filed by the Company on November 2, 2006 is materially misleading and omits material facts. The complaints each seek, among other relief, certification of the lawsuit as a class action, a declaration that the merger is unfair, unjust and inequitable to the Company’s stockholders, an injunction preventing completion of the merger at a price that is not fair and equitable, compensatory damages to the class, attorneys’ fees and expenses, along with such other relief as the court might find just and proper. In addition, the complaint filed by Worcester Retirement System seeks to expedite its application for a preliminary injunction and related discovery. We believe that these lawsuits are without merit and plan to defend them vigorously. However, even if these lawsuits are determined to be without merit, they may potentially delay or, if the delay is substantial enough to prevent the consummation of the merger by February 15, 2007, potentially prevent the consummation of the merger. Additional lawsuits pertaining to the merger could be filed in the future.

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

Future changes in the assumptions underlying our pension valuations, including those that arise as a result of declines in equity markets and interest rates, could result in reductions in pension income, which could negatively affect our consolidated results of operations in future periods.

Included in operating income is $7.5 million of pension expense in fiscal 2006 and $0.3 million and $4.9 million of pension income in fiscal 2005 and 2004, respectively. Fiscal 2006 includes $2.9 million of expense related to prior years (see Note 6). Excluding service costs, we recognize pension income related to our domestic Master Pension Plan. This income is included as a reduction of our corporate expenses. Our domestic Master Pension Plan covers certain past and present employees and retirees in our operating segments and our corporate office, as well as certain employees of companies that we previously owned. Service costs associated with our domestic Master Pension Plan are allocated to the operating segments and corporate based on employee data. Pension expense associated with our foreign pension plans and our other post-employment benefit plans are recorded by the business whose employees benefit from such plans and are not shared between operating segments.

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

Zurn’s present estimate of its asbestos liability assumes (i) its continuous vigorous defense strategy will remain effective; (ii) new asbestos claims filed annually against it will decline modestly through 2016; (iii) the values by disease will remain consistent with past experience and (iv) its insurers will continue to pay defense costs without eroding the coverage amounts of its insurance policies. Zurn’s potential asbestos liability could be adversely affected by changes in law and other factors beyond its control. Further, while Zurn’s current asbestos liability is based on an estimate of claims through 2016, such liability may continue beyond 2016, and such liability could be substantial.

Zurn estimates that its available insurance to cover its potential asbestos liability as of the end of fiscal 2006 is greater than its potential asbestos liability. This conclusion was reached after considering Zurn’s experience in asbestos litigation, the insurance payments made to date by Zurn’s insurance carriers, existing insurance policies, the industry ratings of the insurers and the advice of insurance coverage counsel with respect to applicable insurance coverage law relating to the terms and conditions of those policies. Zurn used these same considerations when evaluating the recoverability of its receivable for insurance coverage of potential asbestos claims.

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

Accounting for Stock-Based Compensation

Effective October 2, 2005, we adopted the fair value recognition provisions of FASB Statement No. 123R, Share-Based Payment, and related interpretations (“SFAS No. 123R”) using the modified — prospective transition method. Under that method, compensation cost recognized beginning in the first quarter of 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, October 2, 2005 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation cost for all share-based payments granted on or subsequent to October 2, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

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

Discontinued Operations

Effective October 1, 2002, we adopted SFAS No. 144, which establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of. The swimming pool and equipment, hearth and water systems businesses, Eljer and (“S&J”) have all been accounted for in accordance with SFAS No. 144. This accounting standard contains criteria that must be met in order for a business to be presented as a discontinued operation.

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

Our Annual Report on Form 10-K contains both historical information and other information that may be used to infer future performance. Examples of historical information include our annual financial statements and the commentary on past performance contained in the MD&A. While we have specifically identified certain information as being forward-looking in the context of its presentation, we caution the reader that, with the exception of information that is clearly historical, all the information contained in this Annual Report on Form 10-K should be considered to be “forward-looking statements” as referred to in the Act. Without limitation, when we use the words “believe,” “estimate,” “plan,” “expect,” “intend,” “anticipate,” “continue,” “project,” “probably,” “should,” and similar expressions, we intend to clearly express that the information deals with possible future events and is forward-looking in nature.

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

We are exposed to foreign currency exchange risk related to our international operations as well as our U.S. businesses, which import or export goods. We have made limited use of financial instruments to manage this risk and have no such instruments outstanding as of September 30, 2006. Hypothetical unfavorable movements of 10% across each of the foreign exchange rates from which we have exposure would have decreased our estimated earnings from continuing operations by approximately $1.8 million, before taxes, in fiscal 2006. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

We did not have any significant variable interest rate debt at September 30, 2006, and we do not anticipate incurring substantial amounts of such debt during fiscal 2007. Therefore, market risks associated with interest rate changes are expected to be minimal for fiscal 2007.

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

In order to ensure that the Company’s internal control over financial reporting was effective as of September 30, 2006, we conducted an assessment of its effectiveness under the supervision and with the participation of our management group including our Chief Executive Officer and Chief Financial Officer. This assessment was based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment of internal control over financial reporting under the criteria established in Internal Control — Integrated Framework, we have concluded that, as of September 30, 2006, the Company’s internal control over financial reporting is effective. Our assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

December 1, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Jacuzzi Brands, Inc.

We have audited the accompanying consolidated balance sheets of Jacuzzi Brands, Inc. as of September 30, 2006 and 2005, and the related consolidated statements of operations, cash flows and changes in stockholders’ equity for each of the three years in the period ended September 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jacuzzi Brands, Inc. at September 30, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Jacuzzi Brands, Inc.’s internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 1, 2006 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP
Certified Public Accountants

West Palm Beach, Florida
December 1, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Jacuzzi Brands, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Jacuzzi Brands, Inc. maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Criteria”). Jacuzzi Brands, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Jacuzzi Brands, Inc. maintained effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on the COSO Criteria. Also in our opinion, Jacuzzi Brands, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on the COSO Criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Jacuzzi Brands, Inc. as of September 30, 2006 and 2005, and the related consolidated statements of operations, cash flows and changes in stockholders’ equity for each of the three years in the period ended September 30, 2006 and our report dated December 1, 2006 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP
Certified Public Accountants

West Palm Beach, Florida
December 1, 2006

JACUZZI BRANDS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

	For the Fiscal Years Ended
	September 30,
	2006	2005	2004

Net sales	$1,202.4	$1,210.0	$1,201.2
Operating costs and expenses:
Cost of products sold	821.9	820.4	802.4
Selling, general and administrative expenses	271.5	285.8	268.7
Impairment, restructuring and other charges	5.4	9.4	2.9

Operating income	103.6	94.4	127.2
Interest expense	(42.2)	(48.1)	(50.5)
Interest income	8.2	3.0	4.7
Gain on sale of business	—	24.7	—
Other income (expense), net	7.5	(6.6)	(3.2)
Rexair equity earnings	3.8	0.6	—

Earnings before income taxes and discontinued operations	80.9	68.0	78.2
Provision for income taxes	(37.1)	(10.0)	(29.9)

Earnings from continuing operations	43.8	58.0	48.3
Discontinued operations:
Loss from operations, net of tax benefit of $0.0 in 2006, $2.3 in 2005 and $11.5 in 2004	(3.4)	(4.5)	(19.9)
Loss on disposals, net of tax benefit of $1.9 in 2006 and tax provision of $0.6 in 2005	—	(59.1)	—

Loss from discontinued operations	(3.4)	(63.6)	(19.9)

Net earnings (loss)	$40.4	$(5.6)	$28.4

Basic earnings (loss) per share:
Continuing operations	$0.57	$0.77	$0.64
Discontinued operations	(0.04)	(0.84)	(0.26)

Net earnings (loss)	$0.53	$(0.07)	$0.38

Diluted earnings (loss) per share:
Continuing operations	$0.56	$0.76	$0.64
Discontinued operations	(0.04)	(0.83)	(0.27)

Net earnings (loss)	$0.52	$(0.07)	$0.37

See Notes to Consolidated Financial Statements.

JACUZZI BRANDS, INC.

CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	At September 30,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$147.2	$110.2
Trade receivables, net of allowances of $9.3 in 2006 and $8.2 in 2005	205.0	200.5
Inventories	194.6	165.0
Deferred income taxes	25.6	27.9
Assets held for sale	7.4	69.7
Prepaid expenses and other current assets	21.9	22.6

Total current assets	601.7	595.9
Restricted cash collateral	—	12.4
Property, plant and equipment, net	92.5	103.7
Pension assets	150.0	147.8
Insurance for asbestos claims	136.0	153.0
Goodwill	231.4	228.2
Other non-current assets	42.1	48.5

TOTAL ASSETS	$1,253.7	$1,289.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$19.8	$22.0
Current maturities of long-term debt	1.7	1.5
Trade accounts payable	108.5	105.7
Income taxes payable	9.9	24.7
Liabilities associated with assets held for sale	0.8	66.9
Accrued expenses and other current liabilities	109.3	114.4

Total current liabilities	250.0	335.2
Long-term debt	381.8	383.5
Deferred income taxes	28.3	5.6
Asbestos claims	136.0	153.0
Other liabilities	112.1	127.0

Total liabilities	908.2	1,004.3

Commitments and contingencies
Stockholders’ equity:
Common stock (par value $.01 per share, authorized 300,000,000 shares; issued 99,096,734 shares; outstanding 77,628,042 and 77,092,157 shares in 2006 and 2005, respectively)	1.0	1.0
Paid-in capital	620.5	630.7
Retained earnings/Accumulated (deficit)	31.6	(8.8)
Unearned restricted stock	—	(5.2)
Cumulative foreign currency translation	21.4	12.8
Minimum pension liability	(23.7)	(29.4)
Unrealized loss on investment	(0.1)	—
Treasury stock (21,468,692 and 22,004,557 shares in 2006 and 2005, respectively), at cost	(305.2)	(315.9)

Total stockholders’ equity	345.5	285.2

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,253.7	$1,289.5

See Notes to Consolidated Financial Statements.

JACUZZI BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	September 30,
	2006	2005	2004
		(Revised)	(Revised)

OPERATING ACTIVITIES:
Earnings from continuing operations	$43.8	$58.0	$48.3
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities of continuing operations:
Depreciation expense	20.4	21.7	19.2
Amortization of intangible assets	—	0.9	1.2
Amortization of unearned restricted stock	4.0	3.7	2.0
Amortization of debt issuance costs and other financing costs	2.9	3.3	3.7
Charges for debt retirement and refinancing costs	—	3.2	—
Provision for deferred income taxes	19.0	4.7	2.1
Provision for doubtful accounts	1.9	3.1	5.0
Gain on sale of excess real estate	—	(1.8)	(0.5)
Excess tax benefits from share based payment agreements	(0.2)	—	—
Other stock-based compensation expense	1.2	0.6	1.7
Loss on sale of property, plant and equipment	0.5	0.1	0.7
(Gain)/Loss on sale/collection of notes	(9.3)	0.7	—
Gain on sale of business	—	(24.7)	—
Impairment, restructuring and other non-cash charges	0.5	1.3	—
Equity in earnings of investees	(3.8)	(0.5)	—
Changes in operating assets and liabilities, excluding the effects of acquisition and dispositions:
Trade receivables	(1.3)	3.5	(23.9)
Inventories	(26.9)	(4.1)	(27.1)
Other current assets	1.3	(1.2)	0.8
Other assets	1.3	(2.3)	(4.2)
Trade accounts payable	(0.2)	(5.2)	16.8
Income taxes payable	(10.2)	(5.2)	14.3
Accrued expenses and other current liabilities	(1.8)	(6.0)	5.0
Other liabilities	(8.3)	(1.6)	(5.7)

Net cash provided by operating activities of continuing operations	34.8	52.2	59.4

Loss from discontinued operations	(3.4)	(63.6)	(19.9)
Adjustments to reconcile loss from discontinued operations to net cash used in discontinued operations:
Loss on disposal of discontinued operations	—	59.1	0.3
Other (increases) decreases in net assets held for sale	(14.7)	(26.7)	5.3

Net cash used in discontinued operations	(18.1)	(31.2)	(14.3)

NET CASH PROVIDED BY OPERATING ACTIVITIES	16.7	21.0	45.1

INVESTING ACTIVITIES:
Proceeds from sale of businesses	3.7	140.7	4.5
Proceeds from sale of non-operating assets	9.3	4.4	2.4
Return of equity investment	3.2	—	—
Purchases of property, plant and equipment	(12.5)	(22.7)	(23.0)
Proceeds from sale of property, plant and equipment	0.3	0.2	0.3
Proceeds from sale of real estate	1.7	2.8	3.5

Net cash provided by (used in) investing activities of continuing operations	5.7	125.4	(12.3)

Purchases of property, plant and equipment, discontinued operations	(1.5)	(0.7)	(0.3)
Proceeds from sale of property, plant and equipment, discontinued operations	4.9	—	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	9.1	124.7	(12.6)

FINANCING ACTIVITIES:
Proceeds from long-term debt	—	59.1	46.4
Repayment of long-term debt	(1.5)	(124.8)	(72.3)
Deposits into restricted cash collateral accounts	—	(12.4)	—
Withdrawals from restricted cash collateral accounts	12.8	—	—
Excess tax benefits from share based payment agreements	0.2	—	—
Payment of debt issuance, retirement and other financing costs	—	(1.0)	(1.5)
(Repayment of) proceeds from notes payable, net	(3.4)	1.3	(4.4)
Payment for stock option exchange	—	(0.2)	(0.4)
Proceeds from issuance of common stock for option exercise	1.7	1.4	0.9

Net cash provided by (used in) financing activities of continuing operations	9.8	(76.6)	(31.3)

(Decrease) increase in notes payable, discontinued operations	(0.8)	0.7	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	9.0	(75.9)	(31.3)

Effect of exchange rate changes on cash and cash equivalents	2.2	0.8	7.2

INCREASE IN CASH AND CASH EQUIVALENTS	37.0	70.6	8.4
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	110.2	39.6	31.2

CASH AND CASH EQUIVALENTS AT END OF YEAR	$147.2	$110.2	$39.6

See Notes to Consolidated Financial Statements.

JACUZZI BRANDS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Fiscal Years Ended September 30, 2006, 2005 and 2004
(in millions, except share data)

					Accumulated		Other
			Retained Earnings	Unearned	Other		Comprehensive
	Common	Paid-in	(Accumulated	Restricted	Comprehensive	Treasury	Earnings
	Stock	Capital	Deficit)	Stock	Loss	Stock	(Loss)	Total

Balance at September 30, 2003	$1.0	$650.1	$(31.6)	$(0.8)	$(21.0)	$(352.2)		$245.5

Net earnings			28.4				$28.4	28.4
Amortization of unearned restricted stock				2.1				2.1
Treasury stock issued to directors (6,988 shares)		—				0.1		0.1
Treasury stock issued in 401K match (135,098 shares)		(1.1)				2.4		1.3
Forfeiture of restricted stock (1,714 shares)		—		—		—		—
Exercise of stock options (277,875 shares)		(3.7)				4.6		0.9
Issuance of restricted stock grants (698,230 shares)		(5.6)		(5.9)		11.5		—
Foreign currency translation adjustment, net of tax provision of $0.4					16.8		16.8	16.8
Minimum pension liability adjustment, net of tax benefit of $1.9					(6.8)		(6.8)	(6.8)
Net unrealized losses on investments, net of tax provision of $0.1					0.2		0.2	0.2

Other comprehensive earnings							10.2

Total comprehensive earnings							$38.6

Balance at September 30, 2004	1.0	639.7	(3.2)	(4.6)	(10.8)	(333.6)		288.5

Net loss			(5.6)				$(5.6)	(5.6)
Amortization of unearned restricted stock				4.9				4.9
Treasury stock issued to directors (4,994 shares)		(0.1)				0.1		—
Deferred directors stock units		0.9						0.9
Treasury stock issued in 401K match (30,922 shares)		(0.2)				0.6		0.4
Forfeiture of restricted stock (101,901 shares)		(0.2)		1.1		(0.9)		—
Exercise of stock options (348,573 shares)		(4.0)				5.9		1.9
Issuance of restricted stock grants (706,110 shares)		(5.4)		(6.6)		12.0		—
Foreign currency translation adjustment, net of tax benefit of $0.8					(1.3)		(1.3)	(1.3)
Minimum pension liability adjustment, net of tax benefit of $2.5					(4.4)		(4.4)	(4.4)
Net unrealized losses on investments					(0.1)		(0.1)	(0.1)

Other comprehensive loss							(5.8)

Total comprehensive loss							$(11.4)

Balance at September 30, 2005	1.0	630.7	(8.8)	(5.2)	(16.6)	(315.9)		285.2

Net earnings			40.4				$40.4	40.4
Reclassification of unearned restricted stock on FAS 123R adoption		(5.2)		5.2				—
Deferred directors stock units		0.5						0.5
Forfeiture of restricted stock (201,726 shares)		0.9				(1.9)		(1.0)
Exercise of stock options (274,084 shares)		(3.0)				4.7		1.7
Issuance of restricted stock grants (463,527 shares)		(7.9)				7.9		—
Stock-based compensation expense		4.7						4.7
Tax benefit on stock options		0.3						0.3
Retiree benefit revaluation (see Note 6)		(0.5)						(0.5)
S&J disposal:
Translation adjustment, net of tax benefit of $0.9					(1.6)		(1.6)	(1.6)
Minimum pension liability adjustment, net of tax provision of $3.2					5.4		5.4	5.4
Foreign currency translation adjustment, net of tax provision of $1.4					10.2		10.2	10.2
Minimum pension liability adjustment, net of tax provision of $0.5					0.3		0.3	0.3
Net unrealized losses on investments					(0.1)		(0.1)	(0.1)

Other comprehensive earnings							14.2

Total comprehensive earnings							$54.6

Balance at September 30, 2006	$1.0	$620.5	$31.6	$—	$(2.4)	$(305.2)		$345.5

See Notes to Consolidated Financial Statements.

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

We manufacture and distribute a broad range of consumer and industrial products through our operating subsidiaries in two business segments — Bath Products and Plumbing Products. Prior year amounts also include the Rexair segment (see Note 3 regarding the sale of Rexair, Inc.). Please refer to Note 11 regarding our business segments.

On October 11, 2006, we announced that a definitive merger agreement had been signed under which affiliates of private equity firm Apollo Management L.P. (“Apollo”) will purchase Jacuzzi Brands for $12.50 per share. The acquisition is subject to certain closing conditions, including the approval of our shareholders, regulatory approval, and the receipt by Apollo of all necessary debt financing, and is expected to close in the first quarter of calendar 2007. If the merger agreement is terminated, the agreement specifies that under certain circumstances, we will be obligated to pay a termination fee to Apollo which could range from $6 million to $25 million.

As previously announced, in connection with the merger agreement, we launched a cash tender offer and consent solicitation on December 4, 2006 with respect to our outstanding $380 million in aggregate principal amount 9 5/8% Senior Secured Notes due 2010 (“Senior Notes”). The consummation of the tender offer is conditioned upon, among other things, the consummation of the proposed merger as well as the receipt of consent from the majority of the holders of the Senior Notes.

We operate on a 52- or 53-week fiscal year ending on the Saturday nearest to September 30. The fiscal year periods presented in our consolidated financial statements consist of the 52 weeks ended September 30, 2006 (“2006”), the 52 weeks ended October 1, 2005 (“2005”) and the 53 weeks ended on October 2, 2004 (“2004”), but are presented as of September 30 in each of those years for convenience. Businesses over which we had the ability to exercise significant influence, but are not consolidated into our results, were accounted for using the equity method. We eliminate inter-company balances and transactions when consolidating the account balances of our subsidiaries.

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

Revision of Statements of Cash Flows

In 2006, we have separately disclosed the operating, investing and financing portion of the cash flows attributable to our discontinued operations, which in prior periods were reported on a combined basis as a

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 1 — Basis of Presentation (Continued)

single amount. The annual Statements of Cash Flows have been revised to reflect this change. The revision had the following impact on the past three fiscal years ended:

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

Cash and Cash Equivalents:  We consider all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents.

Trade Receivables and Concentration of Credit Risk:  We record an allowance for doubtful accounts, reducing our receivables balance to an amount we estimate is collectible from our customers. A rollforward of the balances in allowance for doubtful accounts is as follows:

			Deductions
			Write-offs,
	Balance at	Additions	Payments and	Balance at
	Beginning	Charged to	Other	End of
Description	of Period	Expense	Adjustments	Period
	(in millions)

Allowance for doubtful accounts:
2006	$8.2	$1.9	$(0.8)	$9.3
2005	8.7	3.1	(3.6)	8.2
2004	8.9	5.0	(5.2)	8.7

We operate in the U.S., Europe and, to a lesser extent, in other regions of the world. We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral. We encounter a

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 — Basis of Presentation (Continued)

certain amount of credit risk as a result of a concentration of receivables among a few significant customers, the largest of which, Ferguson, accounted for 11.0% of our total sales in 2006. As of September 30, 2006, this customer represented approximately 15.2% of our trade receivables. No single customer accounted for more than 10% of our total sales in fiscal 2005 or 2004.

Income Taxes:  Deferred tax assets and liabilities represent the tax effects, based on current law, of any temporary differences in the timing of when revenues and expenses are recognized for tax purposes and when they are recognized for financial statement purposes. The deferred tax assets are reviewed periodically for recoverability and valuation allowances are provided as necessary.

Inventories:  Our inventories are stated at the lower of cost or market value. We used the first-in-first-out (FIFO) method for determining the cost of approximately 39.0% of our inventories in 2006 and approximately 52.4% of our inventories in 2005, and the last-in-first-out (LIFO) method for the remainder of our inventories. The FIFO method approximates replacement cost. Our inventories are categorized as follows:

	At September 30,
	2006	2005
	(in millions)

Finished products	$147.4	$112.1
In-process products	15.1	12.9
Raw materials	49.4	43.4

Inventory at FIFO	211.9	168.4
LIFO reserve	(17.3)	(3.4)

	$194.6	$165.0

The LIFO reserve represents the difference between the carrying value of our LIFO inventories and their FIFO cost value. The increase over 2005 is due to an increase in raw material costs, most notably the cost of brass.

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

Property, plant and equipment consist of:

	At September 30,
	2006	2005
	(in millions)

Land and buildings	$59.8	$63.6
Machinery, equipment and furniture	164.8	161.9
Accumulated depreciation	(132.1)	(121.8)

	$92.5	$103.7

Other Non-current Assets:  Included in other non-current assets at September 30, 2006 is $1.8 million related to our equity investment in Rexair. Upon the sale of Rexair in June 2005, we retained an approximate 30% equity interest in Rexair’s new parent company. The investment is accounted for under the equity method in accordance with APB No. 18, The Equity Method of Accounting for Investments in Common Stock (see also

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 — Basis of Presentation (Continued)

Note 3). In the fourth quarter of 2006, we received $7.6 million related to this investment, of which $4.4 million was accounted for as a dividend and included in operating cash flows and $3.2 million was accounted for as a return of our investment and included in investing cash flows. Also included in other non-current assets is $8.8 million of debt related fees. This amount will be amortized over the remaining lives of our Senior Notes and revolving credit facility (see Note 5).

Goodwill:  Goodwill is not amortized, but is subject to annual impairment tests in accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). Finite-lived intangible assets are amortized over their useful lives and are subject to impairment evaluation under FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (“SFAS No. 144”).

We test our goodwill for impairment at the reporting unit level utilizing a two-step methodology. The initial step requires us to determine the fair value of each reporting unit and of each indefinite-lived intangible asset and compare it to the carrying value, including goodwill, of such reporting unit. If the fair value exceeds the carrying value, no impairment loss is recognized and the second step, which is a calculation of the impairment, is not performed. However, if the carrying value of the reporting unit or intangible asset exceeds its fair value, an impairment charge equal to the difference in the values should be recorded. We perform an impairment test annually in the fourth quarter of each year, unless an event occurs earlier in the year that requires us to perform an interim test. In 2006 and 2005, the fair values of each of our reporting units exceeded their respective carrying values. Consequently, no impairment of our goodwill was indicated.

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

Goodwill by reporting unit is as follows:

	At September 30,
	2006	2005
	(in millions)

Bath Products	$105.6	$102.4
Plumbing Products	125.8	125.8

	$231.4	$228.2

Accrued Expenses and Other Current Liabilities:  Accrued expenses and other current liabilities consist of the following:

	At September 30,
	2006	2005
	(in millions)

Compensation related	$21.4	$16.0
Insurance	3.5	4.8
Customer incentives	25.6	23.8
Interest	9.5	9.6
Warranty	13.2	12.2
Commissions	7.1	6.2
Other(1)	29.0	41.8

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	At September 30,
	2006	2005
	(in millions)

Note 2 — Basis of Presentation (Continued)
	$109.3	$114.4

(1)	The decrease in other relates primarily to current year payments associated with liabilities retained from the sales of Rexair and Eljer in 2005.

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

Changes in our warranty reserves, a portion of which are classified as long-term on our consolidated balance sheets, during 2006 and 2005 are as follows:

	At September 30,
	2006	2005
	(in millions)

Beginning balance	$24.3	$25.3
Warranty accrual	17.8	15.4
Cash payments	(17.0)	(15.4)
Other	0.5	—
Sale of Rexair (See Note 3)	—	(1.0)

Ending balance	$25.6	$24.3

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

Long-term Debt:  The fair values of our Senior Notes (as defined in Note 5) were determined by reference to quoted market prices. The fair value of our remaining debt is determined by discounting the cash flows using current interest rates for financial instruments with similar characteristics and maturities. The fair value of our remaining debt approximates its carrying value as of September 30, 2006 and 2005.

There were no other significant differences as of September 30, 2006 and 2005 between the carrying value and fair value of our financial instruments except as disclosed below:

	At September 30, 2006		At September 30, 2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
(in millions)

9.625% Senior Notes	$380.0	$402.8	$380.0	$402.8

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 — Basis of Presentation (Continued)

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

Other Income/(Expense), net:  Other income/(expense), net consists of the following:

	For the Fiscal Years Ended
	September 30,
	2006	2005	2004
	(in millions)

Keller Ladder expenses	$0.5	$(1.0)	$(1.6)
Gain (Loss) on collection or sales of other non-operating assets	9.3	(0.7)	2.5
(Loss) gain on sale of excess properties and equipment	(0.6)	1.7	(0.1)
Foreign currency translation (losses) gains	(1.7)	0.4	(1.9)
Debt retirement costs	—	(3.2)	—
Gain on litigation of environmental claim	3.5	—	—
Other, net	(3.5)	(3.8)	(2.1)

	$7.5	$(6.6)	$(3.2)

We retained certain obligations related to our Keller Ladder operations, the majority of which relate to claims for defective ladders sold before the sale of Keller Ladder in October 1999. We continue to incur income and expenses related to those obligations. As a result of a favorable trend in the settlement of these obligations we reduced our estimated liability in fiscal 2006; however future year expenses are expected to be more in line with the expense recognized in the past two years. The gain on collection or sale of non-operating assets of $9.3 million in fiscal 2006 relates to a gain on the collection of a note which had previously been deferred until collection. We had obtained the note in October 2002 upon the sale of a piece of property to Woodlands Ventures, LLC. Foreign currency translation (losses)/gains in fiscal 2006 include $1.6 million recorded in the current period related to a prior year transaction. The impact of the adjustment if made in the

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 — Basis of Presentation (Continued)

appropriate periods would not have a material effect on the financial position or operating results of those periods. Debt retirement costs are associated with the repayment of the term loan, which was retired with proceeds from the sale of Rexair in 2005. Gain on litigation of environmental claim was the result of a favorable judgment received on an environmental liability retained as part of the sale of Rexair.

Advertising Costs:  Advertising costs are charged to expense when incurred. Advertising expense totaled $31.9 million, $37.3 million and $27.8 million in 2006, 2005 and 2004, respectively.

Research and Development Costs:  Research and development costs are expensed as incurred. Such amounts totaled $5.9 million, $7.2 million and $4.1 million in 2006, 2005 and 2004, respectively.

Stock-Based Compensation:  We account for stock-based compensation under the fair value recognition provisions of FASB Statement No. 123R, Share-Based Payment, and related interpretations (“SFAS No. 123R”) using the modified — prospective transition method. Prior to October 2, 2005, we accounted for these plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, (“APB 25”) as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). Compensation cost recorded for our Stock Plans (as defined in Note 8) approximated $5.3 million, $4.4 million and $3.8 million in 2006, 2005 and 2004, respectively.

Earnings (Loss) Per Share:  Net earnings (loss) per basic share are based on the weighted-average number of shares outstanding during each period, excluding the weighted average of restricted shares outstanding during each period (see Note 8). Net earnings (loss) per diluted share further assumes that, under the treasury stock method, any dilutive stock options are exercised, restricted stock awards are vested and any other dilutive equity instruments are converted.

The information required to compute net earnings (loss) per basic and diluted share is as follows:

	For the Fiscal Years Ended
	September 30,
	2006	2005	2004
	(in millions)

Basic weighted-average number of common shares outstanding	76.3	75.5	75.0

Potential dilution of common shares	1.3	1.2	0.7

Diluted weighted-average number of common shares outstanding	77.6	76.7	75.7

Options to purchase 0.1 million, 0.1 million and 1.0 million shares in the years ended September 30, 2006, 2005 and 2004, respectively, were not included in the computation of earnings (loss) per share because the exercise prices of these options exceeded the average market price of the common shares during the respective periods.

New Accounting Pronouncements:  In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes. This interpretation clarifies the accounting for income taxes by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of FIN 48 on our consolidated results of operations and financial position.

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 — Basis of Presentation (Continued)

On September 13, 2006 the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”) Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements. The interpretations in this Staff Accounting Bulletin are being issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. SAB 108 is effective for fiscal years beginning after November 15, 2006. We are currently evaluating the impact of SAB 108 on our results of operations; however we do not expect the impact to be material to our financial position or results of operations.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. The standard provides enhanced guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Statement applies under other accounting pronouncements that require or permit fair value measurements and is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact of this statement on our results of operations and financial position.

On September 29, 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 123R.  This new standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. We are currently evaluating the impact of FASB Statement No. 158 on our consolidated results of operations and financial position.

Note 3 — Dispositions and Discontinued Operations

On June 30, 2005, we completed the sale of Rexair, Inc. (“Rexair”) to an affiliate of Rhone Capital, LLC (“Rhone”), which was initially computed based on EITF 01-02, Interpretations of APB Opinion No. 29 (“EITF No. 01-02”). We received net cash of $149.2 million and an approximately 30% equity interest in Rexair’s new parent company (see Note 2, other non-current assets section for information on the retained interest). We recorded a gain of $24.7 million and debt retirement costs of $3.2 million associated with this transaction. As a result of applying EITF No. 01-02, there is a difference between the carrying value and the underlying equity in the investment. Rexair is not being accounted for as a discontinued operation as a result of this continuing investment. Our share of Rexair’s net earnings after the date of sale is reported as Rexair equity earnings in our Consolidated Statement of Operations. Beginning July 1, 2005, Rexair’s results are no longer reported in operating income as a separate business segment.

Discontinued Operations

On April 15, 2005, we adopted a plan to dispose of our investment in Spear and Jackson Inc. (“S&J”). In the third quarter of 2005, we began accounting for S&J as a discontinued operation in accordance with

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3 — Dispositions and Discontinued Operations (Continued)

SFAS No. 144. On July 28, 2006, we sold all of our shares of common stock of S&J to United Pacific Industries Limited for a purchase price of approximately $5.0 million. We recorded a gain on sale of $2.5 million, net of $1.3 million in expenses from the sale of S&J. Two of our directors were also directors and significant stockholders of the purchaser at the time of the sale. The transaction was considered and approved by a committee of independent directors, without participation by the interested directors. The Finance Committee also received a fairness opinion from an independent financial advisor to the effect that the sale of the shares was fair to Jacuzzi Brands from a financial point of view. For further information, see our Reports on Form 8-K filed March 27, 2006 and July 28, 2006.

On May 20, 2005, the Board of Directors approved a plan to dispose of Eljer Plumbingware (“Eljer”). In the third quarter of 2005, we completed the sale of substantially all the assets, the current liabilities, the long-term retiree medical liability and certain other liabilities of Eljer to Sun Capital Partners, Inc. (“Sun Capital”). Sun Capital also took over our Ford City, PA and Tupelo, MS operations. We retained the Salem, OH manufacturing facility, which was closed in 2004, and several liabilities associated with events occurring before the acquisition, such as employee and environmental claims. We also agreed to provide transition services at no cost for a period of up to four months after the sale and to pay any severance liabilities for any Eljer employee not retained by Sun Capital. The sale of Eljer resulted in a loss of $57.8 million, net of tax for fiscal 2005. Eljer’s operations were previously included in our Bath Products segment.

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

Each of these disposal plans qualified for treatment as discontinued operations. The operating loss of these discontinued operations was not included in our results from continuing operations. Instead, the results were recorded as a loss from discontinued operations in the period in which they occurred in accordance with SFAS No. 144.

Summarized results of the discontinued operations through the dates of sale are as follows:

	September 30,
	2006	2005	2004
	(in millions)

Net sales	$82.0	$133.0	$148.1
Operating loss	(6.3)	(9.1)	(31.6)
Loss from discontinued operations	(3.4)	(63.6)	(19.9)

The assets and liabilities of these businesses were included in assets held for sale and liabilities associated with assets held for sale, respectively, until they were sold. The assets and liabilities of S&J included in assets and liabilities held for sale at

September 30, 2005 were as follows:

September 30, 2005
(in millions)

Cash	$7.3
Trade receivables, net	16.4
Inventories	25.0
Other current assets	1.3

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 30, 2005
(in millions)

Note 3 — Dispositions and Discontinued Operations (Continued)
Deferred taxes	15.3
Property, plant and equipment, net	1.4
Equity investment	0.2

Assets held for sale	$66.9

Notes payable	$0.8
Trade accounts payable	8.1
Other current liabilities	11.3
Other long term liabilities	36.7
Minority interest	10.0

Liabilities associated with assets held for sale	$66.9

Also included in assets held for sale are properties held for sale of $7.4 million at September 30, 2006 and $2.8 million at September 30, 2005. Liabilities associated with assets held for sale at September 30, 2006 includes $0.8 million of environmental liabilities associated with these properties. These properties are currently being marketed for sale and meet all of the criteria for classification as held for sale at September 30, 2006 and 2005 as required by SFAS No. 144. These properties are recorded at the lower of their carrying value or fair value less cost to sell.

We retained liabilities related to certain of the businesses we disposed of in prior years and therefore have continued to use cash to satisfy these liabilities. Payments of such costs totaled $15.5 million in fiscal 2006. We have an additional $12.5 million accrued at September 30, 2006 related to environmental, product liability, workers’ compensation and other retained liabilities of disposed businesses. These liabilities are expected to be paid over the next ten years and represent the only expenditures expected to be incurred over this period for businesses disposed of as of this date. In accordance with EITF Issue No. 03-13 “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations”, we concluded that these cash flows would not be direct cash flows of the disposed component because in each case we have had no significant involvement in the disposed businesses after the disposal. We have not migrated any of the operating activities of the disposed businesses to our current operations.

Note 4 —	Impairment, Restructuring and Other Charges

The principal components of impairment, restructuring and other charges are:

	For the Fiscal Years
	Ended September 30,
	2006	2005	2004
	(in millions)

Impairment of assets	$1.9	$—	$—
Lease obligations and other commitments	0.2	0.4	(0.6)
Severance and related costs	5.1	9.0	3.5

	$7.2	$9.4	$2.9

Cash charges	$5.3	$8.1	$2.9
Non-cash charges	1.9	1.3	—

	$7.2	$9.4	$2.9

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 — Dispositions and Discontinued Operations (Continued)

Below is a summary of the impairment, restructuring and other charges we incurred in 2006, 2005 and 2004. Charges are recorded when a liability is incurred in accordance with FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”), FASB Statement No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS No. 144 or other applicable guidance.

	For the Fiscal Years
	Ended September 30,
	2006		2005	2004
	(in millions)

Bath Products:
U.K. initiatives	$5.2	(1)	$1.6	$—
Closure of Asia office	0.6		—	—
Consolidation of administrative functions	1.2		2.9	3.5

Sub-total Bath Products	7.0		4.5	3.5

Corporate Expenses:
Adjustment of estimated lease obligation	—		—	(0.6)
Corporate headquarters restructuring	0.2		4.9	—

Sub-total Corporate Expenses	0.2		4.9	(0.6)

	$7.2		$9.4	$2.9

(1)	These amounts include $1.8 million of inventory write-downs and accelerated depreciation recorded in cost of goods sold.

Restructuring and other charges for fiscal 2006 consisted of $5.2 million related to our Bradford, U.K. consolidation and other U.K. initiatives and included $1.8 million related to inventory write-downs and accelerated depreciation which was recorded in cost of goods sold. The remaining $3.4 million was recorded as restructuring and consisted of severance and other cash related charges. We also incurred severance and lease related charges of $0.6 million during 2006 associated with the closure of the Asia office and the termination of 11 employees. The remaining charges primarily relate to our continued efforts to consolidate administrative and other overhead of our domestic businesses. The $1.4 million in restructuring charges are primarily associated with severance and include $1.2 million in the Bath Products segment and $0.2 million in corporate expenses.

In 2005, we reorganized and restructured the senior management of the Bath Products segment and corporate offices, reduced staff in the U.K. and domestic bath business and implemented other overhead reductions. We incurred severance charges of $3.5 million in 2004 related to the consolidation and relocation of a number of administrative functions into a shared services operations center in Dallas, TX in an effort to reduce costs in our domestic bath and spa businesses. The shared service center occupies a portion of the unused office space in Dallas, TX that had remained vacant since our closing of the Zurn Industries, Inc. (“Zurn”) corporate office. A favorable adjustment of $0.6 million was recorded in 2004, to reduce the associated accrual for lease costs that had originally been established in 2000.

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 — Dispositions and Discontinued Operations (Continued)

The activity in the restructuring liability accounts by cost category is as follows:

	Contract	Severance
	Related	and Related	Total
	Costs	Costs	Costs
	(in millions)

At September 30, 2004	$3.1	$2.5	$5.6
2005 charges	0.4	9.0	9.4
Cash payments	(1.8)	(9.4)	(11.2)

At September 30, 2005	1.7	2.1	3.8
2006 charges	0.2	5.1	5.3
Cash payments	(0.8)	(5.9)	(6.7)
Other	0.2	—	0.2

At September 30, 2006	$1.3	$1.3	$2.6

At September 30, 2006, approximately $2.4 million of the reserves are included in the balance sheet caption “Accrued expenses and other current liabilities,” while the remaining $0.2 million are recorded in the balance sheet caption “Other liabilities.” We expect the remaining accruals to be paid with cash over the periods provided by the severance and lease agreements over the next fourteen months.

Note 5 —	Long-term Debt

Long-term debt consists of the following:

	September 30,
	2006	2005

Senior Notes	$380.0	$380.0
Other long-term debt	3.5	5.0

	383.5	385.0
Less: current maturities	(1.7)	(1.5)

Long-term debt	$381.8	$383.5

The 9.625% Senior Secured Notes (“Senior Notes”) are due on July 1, 2010 and require the payment of interest of $18.3 million on January 1 and July 1 of each year. We are restricted in our ability to cause a mandatory redemption of the Senior Notes per the terms of the indenture for the Senior Notes. On and after July 1, 2007, we can redeem the Senior Notes subject to a redemption premium of 104.8% for the first 12 months and 102.4% for the following 12 months. On and after July 1, 2009, the Senior Notes can be redeemed at face value. The indenture for the Senior Notes limits our ability to pay dividends, repurchase stock and make other restricted payments as defined therein.

As required by the indenture governing the Senior Notes, on April 11, 2006 we commenced an offer to purchase up to $47.7 million aggregate principal amount of our Senior Notes at par, plus accrued and unpaid interest. The amount of the offer was equivalent to the remaining proceeds from both the Rexair and Eljer dispositions, net of certain expenses and payments incurred in connection with the dispositions. At September 30, 2005, we had restricted cash accounts of $12.4 million that were held for the benefit of the bondholders related to the proceeds from the Rexair and Eljer dispositions. None of the Senior Notes were tendered thus the restricted cash balance was reclassified to cash and cash equivalents. We have an asset-based revolving credit facility that matures on July 15, 2008. Under this facility, we can borrow up to $200.0 million

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 —	Long-term Debt (Continued)

subject to a borrowing base consisting of eligible accounts receivable and eligible inventory. At September 30, 2006, we had approximately $131.2 million available to be borrowed under the asset-based facility, of which we had utilized approximately $30.7 million for letters of credit, leaving $100.5 million available for additional borrowings. The interest rate under the facility is currently 2.0% over LIBOR or Prime. This rate is reset each quarter based on our Consolidated Leverage Ratio as defined in the agreement, and could range from 2.0% to 2.5% over LIBOR (“Applicable LIBOR Margin”). The weighted-average interest rate was 5.22% for 2005 and 3.98% for 2004. We had no amounts outstanding under the facility during 2006 or at September 30, 2005. Certain of our existing and future domestic restricted subsidiaries guarantee the Senior Notes, jointly and severally, on a senior basis. The Senior Notes are secured by an eligible first lien on domestic property, plant and equipment, and a second lien on the assets that secure the credit facilities. The asset-based credit facility is secured by a first lien on accounts receivable, inventory, the stock of our domestic subsidiaries and 65% of the stock of our first-tier foreign subsidiaries. In addition, the asset-based credit facility has a second lien on the property, plant and equipment securing the Senior Notes.

We paid $39.8 million, $45.3 million and $45.1 million of interest on our borrowings in 2006, 2005 and 2004, respectively.

Principal reductions of senior debt and other borrowings for the next five years ended September 30 and thereafter are as follows (in millions):

2007	$1.7
2008	1.8
2009	—
2010	380.0
2011	—

$383.5

Commitments

At September 30, 2006, we had approximately $131.2 million available to be borrowed under the asset-based facility, of which we had utilized approximately $30.7 million for letters of credit, leaving $100.5 million available for additional borrowings. In addition, we have outstanding foreign commercial letters of credit of $2.0 million which do not affect availability under the asset-based facility.

Note 6 — Pension and Retirement Plans

We sponsor a number of domestic and foreign defined contribution plans. Contributions relating to defined contribution plans are made based upon the respective plans’ provisions.

Domestic Benefit Arrangements

In 2004, all our domestic defined benefit pension plans were merged into a single pension plan. The benefits under this plan are based primarily on years of credited service and/or compensation as defined under the plan provisions. Our funding policy is to contribute amounts to the plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus such additional amounts as we may determine to be appropriate from time to time.

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

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 — Pension and Retirement Plans (Continued)

The following table provides a reconciliation of changes in the projected benefit obligation, fair value of plan assets and the funded status of our defined benefit pension and other post-employment benefit plans to the amounts recorded in our balance sheets:

	Pension Plans		Other Plans
	at September 30,		at September 30,
	2006	2005	2006	2005
	(in millions)

Benefit obligation at beginning of year	$372.1	$338.4	$17.2	$16.7
Adjustment relating to prior years(1)	5.5	—	—	—
Service cost	4.3	6.5	0.3	0.3
Interest cost	19.6	18.8	0.9	0.9
Plan amendments	—	1.2	—	—
Actuarial (gains)/losses	(15.7)	30.5	(2.6)	1.2
Benefits paid	(23.2)	(19.8)	(1.9)	(1.9)
Curtailments	(1.0)	(3.5)	—	—

Benefit obligation at end of year	$361.6	$372.1	$13.9	$17.2

Fair value of plan assets at beginning of year	$407.2	$369.8	$—	$—
Actual return on plan assets	35.1	56.4	—	—
Contributions	3.7	0.8	1.9	1.9
Benefits paid	(23.2)	(19.8)	(1.9)	(1.9)

Fair value of plan assets at end of year	$422.8	$407.2	$—	$—

Plan assets in excess of (less than) projected benefit obligation	$61.2	$35.1	$(13.9)	$(17.2)
Unrecognized net actuarial losses (gains)	59.5	85.7	(1.1)	1.5
Unrecognized prior service cost (income)	10.1	11.7	(3.3)	(4.3)

Net amount recognized	$130.8	$132.5	$(18.3)	$(20.0)

Prepaid benefits	$148.1	$145.4	$—	$—
Accrued benefits	(23.2)	(22.2)	(18.3)	(20.0)
Intangible assets	1.9	2.4	—	—
Accumulated other comprehensive expense	4.0	6.9	—	—

Net amount recognized	$130.8	$132.5	$(18.3)	$(20.0)

(1)	An adjustment relating to prior years was made in the third quarter of fiscal 2006 relating to benefits payable to several key executives (see also $2.9 million adjustment to expense on next page).

In the first quarter of 2006, we paid $3.0 million to buyout certain vested post-retirement benefit plan liabilities owed to participants who were retired or terminated. The curtailment charge of $1.0 million in the table above and settlement charge of $0.6 million in the table which follows relate to this buyout.

For both years presented, the fair value of the pension plan’s assets exceeded its accumulated benefit obligation and projected benefit obligation.

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 — Pension and Retirement Plans (Continued)

The components of net periodic expense (income) for our domestic defined benefit pension and other plans are presented below:

	Pension Plans			Other Plans
	for the Fiscal Years Ended			for the Fiscal Years Ended
	September 30,			September 30,
	2006	2005	2004	2006	2005	2004
	(in millions)

Service cost	$4.3	$6.5	$6.7	$0.3	$0.3	$0.2
Interest cost	19.5	18.8	18.2	0.9	0.9	1.0
Expected return on plan assets	(32.2)	(31.5)	(31.8)	—	—	—
Prior service cost	3.4	1.5	0.9	(1.0)	(1.0)	(1.0)
Net actuarial loss (gain)	6.2	5.1	1.9	0.1	—	(0.1)
Curtailments/settlements	0.6	4.8	2.5	—	(0.4)	—

Periodic expense (income) of defined benefit plans	1.8	5.2	(1.6)	0.3	(0.2)	0.1
Adjustment relating to prior years(1)	2.9	—	—	—	—	—
Net reclassification adjustment for discontinued operations	—	(4.5)	(3.9)	—	—	—

Net periodic expense (income):
Defined benefit plans	4.7	0.7	(5.5)	0.3	(0.2)	0.1
Defined contribution plans	1.3	1.3	1.4	—	—	—

	$6.0	$2.0	$(4.1)	$0.3	$(0.2)	$0.1

(1)	We made an adjustment to pension expense in the third quarter of fiscal 2006 related to several employment contracts, of which $2.9 million should have been recorded during the period beginning with our 1995 spin off from Hanson plc through fiscal 2005. No single fiscal year was materially misstated so the entire amount was recorded in the third quarter of fiscal 2006. We also adjusted paid-in capital by $0.5 million to reflect the additional retiree benefit liability associated with these contracts which should have been recorded at the time of our 1995 spin-off.

  Assumptions

The weighted-average assumptions used to determine the benefit obligation for our domestic defined benefit pension and other plans are as follows:

	Pension Plans			Other Plans
	at September 30,			at September 30,
	2006	2005	2004	2006	2005	2004

Discount rate	5.65%	5.35%	5.75%	5.65%	5.35%	5.75%
Rate of compensation increases	3.25%	3.25%	3.25%	—	—	—

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 — Pension and Retirement Plans (Continued)

The weighted-average assumptions used to determine the net periodic pension expense (income) for our domestic defined benefit pension and other plans are as follows:

	Pension Plans			Other Plans
	for the Fiscal Years Ended			for the Fiscal Years Ended
	September 30,			September 30,
	2006	2005	2004	2006	2005	2004

Discount rate	5.35%	5.75%	6.00%	5.35%	5.75%	6.00%
Rate of compensation increases	3.25%	3.25%	3.25%	—	—	—
Expected rate of return on assets	8.75%	8.75%	8.75%	—	—	—

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

The weighted-average annual assumed rate of increase in the per capita cost of covered benefits (i.e., the health care cost trend rate) for the other post-employment benefit plans was 9% for 2006 and 9.5% for 2005. The rate used as of September 30, 2006 was 9% and is assumed to decrease 0.5% a year to 5%. A one-percentage-point change in the assumed health care cost trend rate would have had the following effects as of and for the year ended September 30, 2006 (in millions):

Increase (Decrease)
Costs/Obligations

Effect of a 1% increase in the health care cost trend rate on:
Service cost plus interest cost	$0.2
Accumulated post-employment benefit obligation	1.4
Effect of a 1% decrease in the health care cost trend rate on:
Service cost plus interest cost	$(0.1)
Accumulated post-employment benefit obligation	(1.1)

Plan Assets

Our domestic defined benefit pension plan’s weighted-average asset allocations by asset category are as follows:

	At September 30,
	2006	2005
	(in millions)

Equity securities	$289.6	$279.5
Debt securities	98.3	98.8
Other	34.9	28.9

	$422.8	$407.2

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

Equity securities	45% - 75%
Debt securities	20% - 40%
Real estate	0% - 5%
Other	0% - 25%

The assets for our domestic plan are included in a master trust which principally invests in listed stocks and bonds, including the common stock of our company. At September 30, 2006 and 2005, 1,333,100 shares of our common stock representing $13.3 million and $10.7 million of the master trust’s assets as of September 30, 2006 and September 30, 2005, respectively, were included in plan assets.

Expected Contributions and Benefit Payments

We do not expect to make any contributions to our domestic defined benefit pension plan in 2006. Based on our assumptions discussed above, we expect to make the following estimated future benefit payments under the plans as follows:

	Pension	Other
	Plans	Plans
	(in millions)

2007	$18.9	$0.9
2008	19.7	1.0
2009	20.0	1.0
2010	20.3	1.0
2011	20.9	1.0
2012 - 2016	117.1	5.2

	$216.9	$10.1

The tables above and on the previous pages set forth the historical components of net periodic pension cost and a reconciliation of the funded status of the pension and other plans for our domestic employees. This information, however, is not necessarily indicative of the amounts we will recognize on a prospective basis.

We recorded a reduction of the minimum pension liability in accordance with SFAS No. 87, totaling $2.9 million ($1.8 million net of taxes) in 2006 and $1.9 million ($1.2 million net of taxes) in 2005 upon completion of our annual pension valuation for our domestic plans. The adjustment to the minimum pension liability was included in accumulated other comprehensive income as a direct charge to shareholders’ equity, net of related tax effect.

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 — Pension and Retirement Plans (Continued)

Foreign Benefit Arrangements

Our foreign defined benefit pension plans cover certain employees in our U.K. and Canadian operations. The following table provides a reconciliation of changes in the projected benefit obligation, the fair value of plan assets and the funded status of our foreign defined benefit pension plans with the amounts recognized on our balance sheets:

	At September 30,
	2006	2005
	(in millions)

Benefit obligation at beginning of year	$81.9	$69.2
Service cost	1.5	1.3
Interest cost	4.4	4.1
Employee contributions	0.8	0.9
Foreign currency exchange rate changes	5.4	(1.8)
Actuarial losses	4.9	10.4
Benefits paid	(1.5)	(2.2)

Benefit obligation at end of year	$97.4	$81.9

Fair value of plan assets at beginning of year	$53.7	$43.5
Actual return on plan assets	5.4	10.6
Foreign currency exchange rate changes	3.6	(1.2)
Employer contributions	3.9	2.1
Employee contributions	0.8	0.9
Benefits paid	(1.5)	(2.2)

Fair value of plan assets at end of year	$65.9	$53.7

Plan assets less than projected benefit obligation	$(31.5)	$(28.2)
Unrecognized net actuarial losses	42.2	38.3

	$10.7	$10.1

Accrued benefits	$(23.3)	$(21.5)
Accumulated other comprehensive expense	34.0	31.6

	$10.7	$10.1

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 — Pension and Retirement Plans (Continued)

The components of net periodic expense for our foreign defined benefit pension plans are presented below:

	For the Fiscal Years
	Ended September 30,
	2006	2005	2004
	(in millions)

Service cost	$1.5	$1.3	$1.1
Interest cost	4.3	4.1	3.2
Expected return on plan assets	(4.0)	(4.2)	(3.8)
Net actuarial loss	2.1	1.0	0.4

Net periodic expense:
Defined benefit plans	3.9	2.2	0.9
Defined contribution plans	0.3	0.3	0.3

	$4.2	$2.5	$1.2

Assumptions

The weighted-average assumptions used to determine the benefit obligation for our foreign defined benefit plans are as follows:

	At September 30,
	2006	2005	2004

Discount rate	5.00%	5.25%	5.75%
Rate of compensation increases	3.25%	3.00%	3.25%

The weighted-average assumptions used to determine the net periodic pension expense for our foreign defined benefit pension plans are as follows:

	For the Fiscal Years
	Ended September 30,
	2006	2005	2004

Discount rate	5.00%	5.25%	5.75%
Rate of compensation increases	3.25%	3.00%	3.25%
Expected rate of return on assets	7.75%	7.75%	7.50%

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

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 — Pension and Retirement Plans (Continued)

Plan Assets

Our foreign defined benefit pension plans’ weighted-average asset allocations by asset category are as follows:

	At September 30,
	2006	2005

Equity securities	$50.0	$42.4
Debt securities	15.9	10.8
Other	—	0.5

	$65.9	$53.7

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

Expected Contributions and Benefit Payments

We expect to contribute $4.0 million to our foreign defined benefit pension plans in 2007. Based on our assumptions discussed above, we expect to make the following estimated future benefit payments under the plan as follows (in millions):

2007	$1.2
2008	1.3
2009	1.3
2010	1.4
2011	1.4
2012 - 2016	7.8

$14.4

We recorded an increase of our minimum pension liability for our foreign plans in accordance with SFAS No. 87, totaling $2.4 million in 2006 and an additional minimum pension liability of $0.1 million ($0.4 million net of taxes and foreign currency translation) in 2005 upon completion of our annual pension valuations. The adjustment to the minimum pension liability was included in accumulated other comprehensive loss as a direct charge to shareholders’ equity, net of related tax effect.

Note 7 —	Income Taxes

Earnings from continuing operations, before income taxes, consists of the following:

	For the Fiscal Years
	Ended September 30,
	2006	2005	2004
	(in millions)

United States	$67.3	$47.0	$49.0
Foreign	13.6	21.0	29.2

	$80.9	$68.0	$78.2

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 —	Income Taxes (Continued)

The provision (benefit) for income taxes attributable to our earnings (loss) from continuing operations before income taxes consists of the following:

	For the Fiscal Years
	Ended September 30,
	2006	2005	2004
	(in millions)

Current:
Federal	$22.7	$(7.1)	$10.8
State	2.2	2.5	1.6
Foreign	(6.8)	9.9	15.4
Deferred	19.0	4.7	2.1

	$37.1	$10.0	$29.9

The tax provision for 2006 includes the recognition of a valuation allowance against U.K. deferred taxes in the amount of $15.9 million due to continuing pretax losses in our U.K. operations. The provision for 2006 also includes the reversal of $14.0 million of reserves against Italian income tax refunds. We received $7.9 million in refunds and $1.6 million in interest from the Italian government in the first quarter of fiscal 2007.

The components of deferred income tax assets and liabilities are as follows:

	At September 30,
	2006	2005
	(in millions)

Deferred tax assets:
Accruals and allowances	$33.4	$41.5
Post-employment benefits	6.1	7.7
Property, plant and equipment	—	3.0
Inventory	2.7	3.0
Other	0.9	1.6
Foreign tax credits	17.9	18.8
Expected benefit from disposal plans & capital loss carryforwards	120.6	119.0

Gross deferred tax assets	181.6	194.6
Valuation allowance	(133.0)	(133.5)

Total deferred tax assets	48.6	61.1

Deferred tax liabilities:
Net pension assets	45.6	34.2
Property, plant and equipment	0.3	—
Deductible goodwill	5.4	4.6

Total deferred tax liabilities	51.3	38.8

Net deferred tax assets (liabilities)	$(2.7)	$22.3

We have established valuation allowances principally related to deferred tax assets resulting from the losses recognized in connection with disposals announced in 2001, foreign losses (ordinary) and U.S. foreign tax credits reflecting the uncertainty of the future realization of these assets. At September 30, 2006 and 2005,

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 —	Income Taxes (Continued)

we had approximately $204.4 million and $200.1 million, respectively, in capital loss carryforwards in the U.S. for which, tax effected, we have recorded valuation allowances of $75.6 million and $74.0 million on September 30, 2006 and 2005, respectively. These capital loss carryforwards expire on September 30, 2007. We incurred a capital loss of $0.5 million in connection with the sale of a majority interest in Rexair for which, tax effected, we have recorded a valuation reserve of $0.2 million at September 30, 2006 and 2005. This capital loss carryforward will expire in 2010. We recorded a deferred tax asset of $22.7 million in connection with the sale of Eljer in 2005. A full valuation allowance of $22.7 million was established against this asset since it relates to a future capital loss. We have foreign tax credit carryforwards for which we established full valuation allowances of $17.9 million and $18.8 million on September 30, 2006 and 2005, respectively. A substantial portion of these foreign tax credits will expire in 2011 and 2013. We recognized state loss carryforwards of $391.0 million and $361.0 million as of September 30, 2006 and 2005, respectively. These state losses result in tax benefits of $14.6 and $13.6 million at September 30, 2006 and September 30, 2005, respectively, for which we have established valuation allowances of $11.4 and $11.5 million on September 30, 2006 and 2005, respectively. We have U.K. loss carryforwards for which we have established full valuation allowance of $4.3 million and 6.3 million, on September 30, 2006 and 2005 respectively. We recognized Brazilian loss carryforwards of $5.1 million on September 30, 2006 for which, tax effected, we have recorded a valuation allowances of $0.9 million. We had Alternative Minimum Tax credit carryforwards of $1.6 million and $1.7 million at September 30, 2006 and 2005, respectively. These credits have no expiration date.

We recorded a $5.9 million tax benefit in fiscal 2005 as a result of a Federal tax audit of our consolidated tax returns for the fiscal years 1998 through 2002. The benefit resulted from agreed upon computational adjustments. We filed an appeal with the IRS in September 2005 regarding various issues related to this audit that we could not reach agreement on. This appeal is still in process and we have not yet reached a final settlement on the issues. We have recorded reserves that are adequate to cover any assessment if our appeals are rejected. Several states and various other countries have examinations either in the planning stages or currently underway. A $2.9 million tax benefit was recognized in 2005 upon the completion of a Federal tax audit of one of our subsidiaries. We recorded interest income of $2.5 million in fiscal 2004 as a result of the settlement of a previous IRS audit.

The number of years with open tax audits varies depending on the tax jurisdiction. A number of years may elapse before a particular matter is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe that our financial statements reflect the probable outcome of known tax contingencies.

The deferred tax balances have been classified in the balance sheets as follows:

	At September 30,
	2006	2005
	(in millions)

Current assets	$25.6	$27.9
Current liabilities	—	—

Net current assets	25.6	27.9

Non-current assets	23.0	33.2
Non-current liabilities	(51.3)	(38.8)

Net non-current liabilities	(28.3)	(5.6)

Net deferred tax assets (liabilities)	$(2.7)	$22.3

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 —	Income Taxes (Continued)

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

The following is a reconciliation of income taxes at the federal statutory rate of 35% to the provision for (benefit from) income taxes attributable to continuing operations:

	For the Fiscal Years
	Ended September 30,
	2006	2005	2004
	(in millions)

Federal tax provision computed at the statutory rate	$28.3	$23.8	$27.4
Foreign income tax differential	3.2	2.3	0.5
State income taxes (net of federal benefit)	2.0	2.1	1.7
Rexair dispostion	(0.2)	(8.6)	—
Resolution of tax contingencies	—	(8.8)	—
Other non-deductible items	0.1	0.2	0.4
Changes in valuation allowances	1.0	(0.6)	0.6
U.K. deferred tax reserve	15.9	—	—
Italian tax refunds	(14.0)	—	—
Other, net	0.8	(0.4)	(0.7)

	$37.1	$10.0	$29.9

Income taxes paid during 2006, 2005 and 2004 were $25.9 million, $13.9 million and $16.9 million, respectively.

Note 8 —	Employee Benefit Plans

Retirement Savings Plans

We have one 401(k) retirement savings plan that allows eligible employees to contribute up to 60% of their salaries, commissions and bonuses, up to $14,000 annually, to the plan on a pretax basis in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Matching contributions of common stock or cash that are made into the plan are equivalent to 50% of the first 6% of an employee’s contributions. During 2006, 2005 and 2004, $1.3 million, $1.3 million and $1.4 million, respectively, was recognized as compensation expense under these programs.

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

Adoption of New Accounting Guidance and Transition

Prior to October 2, 2005, we accounted for these plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, (“APB 25”) as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). No compensation cost was recognized in the Statement of Operations prior to October 2, 2005 related to stock option grants as they all had an exercise price equal to the market value of the underlying common stock on the date of grant. The restricted stock awards granted under those plans were measured at fair value, which was determined as the closing market value of the stock on the date of the grant, and amortized over the vesting period in tranches consistent with our previous accounting policy of recognizing expense for awards with graded vesting under the expense attribution method described in FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and other Variable Stock Option or Award Plans (“FIN 28”).

Effective October 2, 2005, we adopted the fair value recognition provisions of FASB Statement No. 123R, Share-Based Payment, and related interpretations (“SFAS No. 123R”) using the modified — prospective transition method. Under that method, compensation cost recognized in the first quarter of 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of, October 2, 2005 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation cost for all share-based payments granted on or subsequent to October 2, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R. Compensation cost related to stock awards granted prior to, but not vested as of, October 2, 2005 continues to be amortized using the expense attribution method described in FIN 28, while compensation cost associated with stock awards granted on or after October 2, 2005 is being recognized on a straight-line basis over the requisite service period for the entire award in accordance with the provisions of SFAS No. 123R. Results for the prior periods have not been restated.

Prior to the adoption of SFAS No. 123R, we recognized compensation cost over the explicit service period for restricted stock awards subject to acceleration of vesting upon retirement. This policy has changed upon the adoption of SFAS No. 123R. For awards granted prior to the adoption of SFAS No. 123R, we continue to recognize compensation cost over the explicit service period and will accelerate any remaining unrecognized compensation cost when an employee actually retires. For awards granted or modified after the adoption of SFAS No. 123R and subject to acceleration of vesting upon retirement, compensation cost is recognized over a service period ending no later than the date the employee first becomes eligible for retirement. Had we recognized any remaining unrecognized compensation cost at the point when an employee became eligible for retirement, compensation cost would have decreased in fiscal 2006 by approximately $1.5 million and increased by approximately $0.1 million and $1.5 million for fiscals 2005 and 2004, respectively.

Prior to the adoption of SFAS No. 123R, we presented the tax benefit of deductions arising from the exercise of stock options as operating cash flows in the Condensed Consolidated Statement of Cash Flows. SFAS No. 123R requires that we classify the cash flows resulting from the tax benefit that arises when the tax deductions exceed the compensation cost recognized for those options (excess tax benefits) as financing cash flows. The excess tax benefits, which were less than $0.2 million for fiscal 2006, would have been classified as an operating cash inflow if we had not adopted SFAS No. 123R.

Pro Forma Information Under SFAS No. 123 for Periods Prior to Fiscal 2006

The table below illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted under the Company’s stock option plans in all periods presented (amounts are in millions, except shares and per share amounts):

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 —	Employee Benefit Plans (Continued)

	Year Ended September 30,
	2005	2004

Net (loss) earnings, as reported	$(5.6)	$28.4
Stock-based employee compensation expense, net of tax	2.5	2.2
Total stock-based employee compensation expense determined under the fair value method, net of tax	(3.1)	(3.0)

Pro forma net (loss) earnings	$(6.2)	$27.6

(Loss) earnings per share:
Basic — as reported	$(0.07)	$0.38
Basic — pro forma	(0.08)	0.37
Diluted — as reported	$(0.07)	$0.37
Diluted — pro forma	(0.08)	0.36

The pro forma information above was determined using the Black-Scholes-Merton (“BSM”) option-pricing formula based on the following assumptions:

	Year Ended September 30,
	2005	2004

Expected term (in years)	4.0	4.0
Risk-free interest rate	3.41%	2.97%
Expected volatility	63%	66%
Expected dividend yield	0%	0%

We estimated the expected term and expected volatility of the stock options based upon historical data of our share-based compensation plans. The weighted-average fair value of options granted during fiscals 2005 and 2004 was $4.63 and $5.73, respectively. Forfeitures of share-based compensation were recognized as they occurred.

Valuation and Expense Information under SFAS No. 123R

The adoption of SFAS No. 123R had a negligible impact on our earnings before income taxes and net earnings for fiscal 2006. Accordingly, the adoption of SFAS No. 123R did not have an effect on earnings per share for the year ended 2006. We recorded compensation costs of $5.3 million, $4.4 million and $3.8 million for fiscals 2006, 2005 and 2004, respectively. We recognized a tax benefit for share-based compensation arrangements of $1.8 million for fiscal 2006 and $1.3 million and $0.8 million for fiscals 2005 and 2004, respectively.

As required by SFAS No. 123R, we now estimate forfeitures of employee stock options and recognize compensation cost only for those awards expected to vest. Forfeiture rates are determined for three groups of employees — directors, senior management and all other employees — based on historical experience. Estimated forfeitures are now adjusted to actual forfeiture experience as needed. The cumulative effect of adopting SFAS No. 123R of $0.2 million, which represents estimated forfeitures for restricted stock awards outstanding at the date of adoption, was not material and therefore has been recorded as a reduction of our stock-based compensation costs in SG&A expense rather than displayed separately as a cumulative change in accounting principle in the Consolidated Statement of Operations.

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 —	Employee Benefit Plans (Continued)

In connection with the adoption of SFAS No. 123R, we estimate the fair value of each stock option on the date of grant using the BSM option-pricing formula and amortize that value to expense over the option’s vesting period using the straight-line attribution approach. The following are the weighted-average assumptions used to value grants for the year ended September 30, 2006.

September 30,
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

Incentive Stock Plans

We maintain incentive stock plans that provide for the grants of stock options and restricted stock awards to our directors, officers and key employees. As of September 30, 2006, there were 2,007,620 shares of common stock reserved for issuance under our stock plans. We intend to issue shares from treasury stock. Under these stock plans, stock options must be granted at an option price equal to the closing market value of the stock on the date of the grant. Options granted under these plans, prior to October 2, 2005, become exercisable over four years in equal annual installments after the date of grant, with the exception of directors’ options which cliff vest after six months, provided that the individual is continuously employed by our company. Options granted during 2006 become exercisable over three years in equal annual installments after the date of grant, with the exception of directors’ options which cliff vest after six months, provided that the individual is continuously employed by our company. All options granted expire ten years from the date of grant. We had authorization under our stock plans to grant 3,225,948 additional stock awards at September 30, 2006. At September 30, 2006 and 2005, respectively, we had 903,058 and 1,012,204 restricted shares of our common stock (“restricted stock awards”) outstanding. Restricted stock awards granted in fiscal 2006 vest ratably over three years.

Restricted stock awards granted in fiscal 2005 either vest in annual increments over four years or at the end of three years. Restricted stock awards issued in prior years either vest in equal annual increments over four years or vest over seven years (either in thirds — on the third year, fifth year and seventh year — or solely at the end of the seventh year). In 2006 and 2005, we granted 484,571 and 726,053 restricted stock awards, respectively. The weighted-average fair value of restricted stock awards granted during 2006 was $8.27 per share. During 2005, the weighted-average fair value of restricted stock awards granted was $9.19.

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 —	Employee Benefit Plans (Continued)

A summary of option activity under our stock plans as of September 30, 2006 and the changes during fiscal 2006 is presented below (amounts are in millions, except shares and per share amounts):

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Instrinsic
Options	Shares	Price	(years)	Value

Outstanding at September 30, 2005	1,266,032	$5.37
Granted	53,250	8.31
Exercised	(269,650)	5.99
Forfeited	(119,000)	7.36

Outstanding at September 30, 2006	930,632	$5.11	5.8	$4.6

Vested or expected to vest at September 30, 2006	889,271	$5.10	5.8	4.4

Exercisable at September 30, 2006	738,507	$4.81	5.4	$3.9

The weighted-average fair values of stock options granted during 2006 were $5.41. The total intrinsic value of stock options exercised was $0.9 million during the year ended September 30, 2006 and was approximately $1.4 million during the year ended September 30, 2005. As of September 30, 2006, there was $0.4 million of total unrecognized compensation cost related to the stock options granted under our stock plans. That cost is expected to be recognized over a weighted-average period of 1.6 years.

A summary of the status of our restricted stock awards as of September 30, 2006 and changes during the year is presented below:

		Weighted-
		Average Fair
	Number of	Value at
	Shares	Grant Date

Nonvested at September 30, 2005	1,012,204	$9.41
Granted	484,571	8.27
Vested	(500,402)	9.59
Forfeited	(93,315)	9.17

Nonvested at September 30, 2006	903,058	$8.72

As of September 30, 2006, there was $3.4 million of total unrecognized compensation cost related to restricted stock awards granted under our stock plans. That cost is expected to be recognized over a weighted-average period of 2.1 years. The total fair value of restricted stock awards vested during fiscals 2006 and 2005, based on the closing price on the vesting date, was $4.8 million and $3.5 million, respectively. David H. Clarke retired as Chief Executive Officer of the Company on August 31, 2006 and as Chairman and member of the Board of Directors effective September 30, 2006. We recorded $2.6 million related to his separation agreement in fiscal 2006, of which approximately $1.2 million related to stock-based compensation awards and the remainder was cash charges. In connection with his retirement, the Company accelerated the remaining unrecognized compensation expense of approximately $0.6 million for 244,115 unvested shares which were subject to acceleration of vesting upon his retirement. Additionally, the Company modified the vesting terms for 75,000 shares of unvested restricted stock and recorded $0.6 million in connection with this modification.

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

Note 10 — Commitments and Contingencies

Operating Leases

The table below shows our future minimum lease payments due under non-cancelable leases as of September 30, 2006. Certain of these leases contain stated escalation clauses while others contain renewal options. These minimum lease payments (presented in millions) have not been reduced by minimum sublease rental income; however, they include facility leases that were accrued as restructuring costs (see Note 4).

2007	$12.7
2008	9.8
2009	7.9
2010	6.9
2011	5.7
Thereafter	8.6

$51.6

Rent expense, including equipment rental, was approximately $16.3 million, $15.4 million and $15.6 million in 2006, 2005 and 2004, respectively.

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

As of September 30, 2006, we had accrued approximately $8.1 million ($0.6 million accrued as current liabilities and $7.5 million as non-current liabilities), including $5.8 million for discontinued operations, for environmental liabilities. These amounts have not been discounted. In conjunction with some of these liabilities, we have deposited $10.2 million in escrow accounts pursuant to the terms of past disposal agreements. We accrue an amount for each case when the likelihood of an unfavorable outcome is probable and the amount of loss associated with such unfavorable outcome is reasonably estimable. We believe that the range of liability for these matters would only increase by $0.1 million if it included cases where the likelihood of an unfavorable outcome is only reasonably possible. During the third quarter of 2006, we entered into a settlement agreement with Ames True Temper, Inc. regarding our environmental liabilities. We surrendered the cash that was deposited in escrow for these matters and paid $2.5 million in return for our release from all pending claims and any future environmental liabilities associated with Ames True Temper, Inc.

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

We are aware of four purported class action lawsuits related to the merger filed against the Company, each of the Company’s directors and various other defendants, as the case may be, including Apollo, Parent, Merger Subsidiary and George M. Sherman (the non-executive Chairman of Rexnord Corporation, a portfolio company affiliated with Apollo), in the Court of Chancery in the State of Delaware in and for New Castle County. The lawsuits — Usheroff v. Jacuzzi Brands, Inc., et al., C.A. No. 2473-N (filed Oct. 13, 2006), Ryan v. Victor, et al., C.A. No. 2477-N (filed Oct. 13, 2006), Rubenstein v. Marini, et al., C.A. No. 2485-N (filed Oct. 20, 2006) and Worcester Retirement System v. Jacuzzi Brands, Inc., et al., C.A. No. 2531-N (filed Nov. 8, 2006) — generally allege, among other things, that the merger consideration to be paid to the Company’s stockholders in the merger is unfair and grossly inadequate. In addition, the complaints allege that the Company’s directors violated their fiduciary duties by, among other things, failing to take all reasonable steps to assure the maximization of stockholder value, including the exploration of strategic alternatives that will return greater or equivalent short-term value to the Company’s stockholders. Certain of the complaints further allege that the preliminary proxy statement on Form 14A filed by the Company on November 2, 2006 is materially misleading and omits material facts. The complaints each seek, among other relief, certification of the lawsuit as a class action, a declaration that the merger is unfair, unjust and inequitable to the Company’s stockholders, an injunction preventing completion of the merger at a price that is not fair and equitable, compensatory damages to the class, attorneys’ fees and expenses, along with such other relief as the court might find just and proper. In addition, the complaint filed by Worcester Retirement System seeks expedited discovery and preliminary injunction proceedings. We believe that these lawsuits are without merit and plan to defend them vigorously. However, even if these lawsuits are determined to be without merit, they may potentially delay or, if the delay is substantial enough to prevent the consummation of the merger by February 15, 2007, potentially prevent the consummation of the merger. Additional lawsuits pertaining to the merger could be filed in the future.

In June 1998, we acquired Zurn which operates as one of our wholly-owned subsidiaries. At the time of the acquisition, Zurn had itself owned various subsidiaries. Zurn, along with many other unrelated companies, is a co-defendant in numerous asbestos related lawsuits pending in the U.S. Plaintiffs’ claims primarily allege personal injuries allegedly caused by exposure to asbestos used primarily in industrial boilers formerly manufactured by a segment of Zurn that has been accounted for as a discontinued operation. Zurn did not manufacture asbestos or asbestos components. Instead, Zurn purchased it from suppliers.

Federal legislation has been proposed that would remove asbestos claims from the current tort system and place them in a trust fund system. This trust would be funded by the insurers and defendant companies. There can be no assurance as to when or if this or any other legislation will be passed and become law or what, if any, the financial impact it could have on Zurn.

New claims filed against Zurn decreased year-over-year. During 2006, approximately 6,400 new asbestos claims were filed against Zurn versus 10,400 in 2005. As of September 30, 2006, the number of asbestos claims pending against Zurn was approximately 46,200 compared to 69,900 as of October 2, 2004. The pending claims against Zurn as of September 30, 2006 were included in approximately 4,900 lawsuits, in which Zurn and an average of 80 other companies are named as defendants, and which cumulatively allege damages of approximately $11.2 billion against all defendants. The claims are handled pursuant to a defense strategy funded by Zurn’s insurers. Defense costs currently do not erode the coverage amounts in the insurance policies, although a few policies that will be accessed in the future may count defense costs toward aggregate limits.

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 — Commitments and Contingencies (Continued)

During 2006 and as of the end of such period, approximately 16,300 claims were paid and/or pending payment and approximately 24,600 claims were dismissed and/or pending dismissal. During 2005 and as of the end of such period, approximately 17,000 claims were paid and/or pending payment and approximately 13,600 claims were dismissed and/or pending dismissal. Since Zurn received its first asbestos claim in the 1980s, Zurn has paid or dismissed or agreed to settle or dismiss approximately 146,000 asbestos claims including dismissals or agreements to dismiss of approximately 48,900 of such claims through the end of 2006 compared to 115,900 and 23,900 claims, respectively, through the end of 2005.

Zurn uses an independent economic consulting firm with substantial experience in asbestos liability valuations to assist in the estimation of Zurn’s potential asbestos liability. At September 30, 2006, that firm estimated that Zurn’s potential liability for asbestos claims pending against it and for claims estimated to be filed through 2016 is approximately $136 million, of which Zurn expects to pay approximately $102 million through 2016 on such claims, with the balance of the estimated liability being paid in subsequent years. As discussed below in more detail, Zurn expects all such payments to be paid by its carriers.

This asbestos liability estimate was based on the current and anticipated number of future asbestos claims, the timing and amounts of asbestos payments, the status of ongoing litigation and the potential impact of defense strategies and settlement initiatives. However, there are inherent uncertainties involved in estimating the number of future asbestos claims, future settlement costs, and the effectiveness of Zurn’s defense strategies and settlement initiatives. In addition, Zurn’s current estimate could be affected due to changes in law and other factors beyond its control. As a result, Zurn’s actual liability could differ from Zurn’s estimate described herein. Zurn’s current estimate of its asbestos liability of $136 million for claims filed through 2016 assumes that (i) its continuous vigorous defense strategy will remain effective; (ii) new asbestos claims filed annually against it will decline modestly through 2016; (iii) the values by disease will remain consistent with past experience; and (iv) its insurers will continue to pay defense costs without eroding the coverage amounts of its insurance policies. While Zurn believes there is evidence, in its claims settlements experience, for such an impact of a successful defense strategy, if the defense strategy ultimately is not successful to the extent assumed by Zurn, the severity and frequency of asbestos claims could increase substantially above Zurn’s estimates. Further, while Zurn’s current asbestos liability is based on an estimate of claims through 2016, such liability may continue beyond 2016, and such liability could be substantial.

Zurn estimates that its available insurance to cover its potential asbestos liability as of September 30, 2006 is approximately $286 million. Zurn estimated that its available insurance to cover its potential asbestos liability as of October 1, 2005 was approximately $293 million. The decrease in the amount of available insurance reflects the payments made during 2006. Zurn believes, based on its experience in defending and dismissing such claims and the coverage available, that it has sufficient insurance to cover the pending and reasonably estimable future claims. This conclusion was reached after considering Zurn’s experience in asbestos litigation, the insurance payments made to date by Zurn’s insurance carriers, existing insurance policies, the industry ratings of the insurers and the advice of insurance coverage counsel with respect to applicable insurance coverage law relating to the terms and conditions of those policies. As of September 30, 2006 and October 1, 2005, Zurn recorded a receivable from its insurance carriers of $136 million and $153 million, respectively, which corresponds to the amount of Zurn’s potential asbestos liability that is covered by available insurance and is probable of recovery. However, there is no assurance that $286 million of insurance coverage will ultimately be available or that Zurn’s asbestos liabilities will not ultimately exceed $286 million. Factors that could cause a decrease in the amount of available coverage include changes in law governing the policies, potential disputes with the carriers on the scope of coverage, and insolvencies of one or more of Zurn’s carriers.

Principally as a result of the past insolvency of certain of Zurn’s insurance carriers, coverage analysis reveals that certain gaps exist in Zurn’s insurance coverage, but only if and after Zurn uses approximately

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 10 — Commitments and Contingencies (Continued)

$216 million of its remaining approximate $286 million of insurance coverage. As noted above, the estimate of Zurn’s potential liability for asbestos claims pending against it and for claims estimated to be filed through 2016 is $136 million with the expected amount to be paid through 2016 being $102 million. In order to use approximately $261 million of the $286 million of its insurance coverage from solvent carriers, Zurn estimates that it would need to satisfy approximately $14 million of asbestos claims, with additional gaps of $80 million layered within the final $25 million of the $286 million of coverage. We will pursue, if necessary, any available recoveries on our approximately $148 million of coverage with insolvent carriers, which includes approximately $83 million of coverage attributable to the gaps discussed above. These estimates are subject to the factors noted above.

After review of the foregoing with Zurn and its consultants, we believe that the resolution of Zurn’s pending and reasonably estimable asbestos claims will not have a material adverse effect on Zurn’s financial condition, results of operations or cash flows.

Note 11 — Segment Information

The results of operations are reported in two business segments, consisting of the Bath Products segment and the Plumbing Products segment. Our Bath Products segment manufactures whirlpool baths, spas, showers, sanitary ware, including sinks and toilets, and bathtubs for the construction and remodeling markets. Our Plumbing Products segment manufactures professional grade drainage, water control, commercial brass and PEX piping products for the commercial and institutional construction, renovation and facilities maintenance markets. Prior periods include the Rexair segment, which was sold in 2005.

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

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 — Segment Information (Continued)

The following is a summary of our financial information by segment, reconciled to our consolidated totals.

	Bath	Plumbing			Consolidated
	Products	Products	Rexair	Corporate	Total
	(in millions)

Net Sales
2006	$766.6	$435.8	$—	$—	$1,202.4
2005	780.8	353.1	76.1	—	1,210.0
2004	788.4	308.0	104.8	—	1,201.2
Operating Income (Loss)
2006	$38.5	$90.9	$—	$(25.8)	$103.6
2005	30.1	75.3	19.0	(30.0)	94.4
2004	57.2	60.7	27.3	(18.0)	127.2
Capital Expenditures
2006	$8.4	$4.0	$—	$0.1	$12.5
2005	18.0	4.0	0.4	0.3	22.7
2004	17.2	3.5	1.5	0.8	23.0
Depreciation and Amortization
2006	$17.2	$4.4	$—	$2.8	$24.4
2005	15.6	5.2	2.3	3.2	26.3
2004	11.8	5.6	3.3	1.7	22.4
Restructuring and Other Charges Included in Operating Income (Loss)(1)
2006	$7.0	$—	$—	$0.2	$7.2
2005	4.5	—	—	4.9	9.4
2004	3.5	—	—	(0.6)	2.9
Assets
At September 30, 2006	$466.0	$333.8	$—	$453.9	$1,253.7
At September 30, 2005	$480.9	$295.6	$—	$513.0	$1,289.5

(1)	Fiscal 2006 include $1.8 million of inventory write-downs and accelerated depreciation in cost of goods sold associated with the Bradford, U.K. consolidation.

Aside from the operating income (loss) amounts noted above, our income from continuing operations includes interest income and expense, other income and expense items and income taxes, none of which are included in our measurement of segment operating profit. Corporate includes pension income of $5.2 million, $7.2 million and $10.3 million for 2006, 2005 and 2004, respectively. Corporate assets consist primarily of real property, assets held for sale, escrow deposits, cash and cash equivalents and other investments.

Our operations are principally located in North America and Europe and to a lesser extent, in other regions of the world. Our country of domicile is the U.S. Export sales represented 6%, 7% and 9% of total sales for 2006, 2005 and 2004, respectively. Principal international markets served include Europe, South America, Canada and Asia.

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 — Segment Information (Continued)

The following table presents summarized financial information by geographic area:

	For the Fiscal Years Ended
	September 30,
	2006	2005	2004
	(in millions)

Net Sales
United States	$850.9	$836.5	$825.2
United Kingdom	211.6	228.7	240.0
Other foreign	139.9	144.8	136.0

	$1,202.4	$1,210.0	$1,201.2

Operating Income (Loss)(1)
United States	$90.8	$70.2	$90.5
United Kingdom	(13.5)	(2.0)	12.6
Other foreign	26.3	26.2	24.1

	$103.6	$94.4	$127.2

Long-lived Assets (at period end)
United States	$221.6	$228.3
United Kingdom	89.6	92.4
Other foreign	12.7	11.2

	$323.9	$331.9

(1)	Operating income (loss) for the years ended September 30, 2006, 2005 and 2004 include impairment, restructuring and other charges of $7.2 million, $9.4 million, and $2.9 million, respectively. For 2006, $5.2 million of the restructuring and other charges relate to our U.K. operations, $0.2 million relate to other foreign operations and the remainder relates to operations in the U.S. For 2005, $1.6 million of the restructuring and other charges relate to our U.K. operations, $0.1 million relate to other foreign operations and the remainder relates to operations in the U.S. All the restructuring charges included in 2004 operating income relate to operations in the U.S. Corporate expenses are included in the U.S.

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 — Quarterly Financial Data (Unaudited)

Summarized quarterly financial information for the years ended September 30, 2006 and 2005 is as follows (in millions, except per share amounts):

	For the Fiscal 2006 Quarters Ended				For the Fiscal 2005 Quarters Ended
	Dec. 31	March 31	June 30	Sept. 30	Dec. 31	March 31	June 30	Sept. 30

Net sales	$267.1	$289.2	$332.6	$313.5	$281.5	$301.0	$334.2	$293.3
Gross profit	82.2	90.8	107.0	100.5	90.7	94.1	110.7	94.1
Earnings from continuing operations	12.1	7.1	(1.0)	25.6	6.6	8.6	37.9	4.9
Net earnings (loss)	10.7	4.1	(3.9)	29.5	5.5	7.4	(20.8)	2.3
Earnings (loss) per basic common share:
Continuing operations	$0.16	$0.09	$(0.01)	$0.34	$0.09	$0.11	$0.50	$0.06
Net earnings (loss)	0.14	0.05	(0.05)	0.39	0.07	0.10	(0.28)	0.03
Earnings (loss) per diluted common share:
Continuing operations	$0.16	$0.09	$(0.01)	$0.33	$0.09	$0.11	$0.50	$0.06
Net earnings (loss)	0.14	0.05	(0.05)	0.38	0.07	0.10	(0.27)	0.03

Operating income in 2006 includes restructuring and other charges of $1.6 million, $1.6 million, $1.3 million and $2.7 million in the first, second, third and fourth quarters, respectively, associated primarily with the reorganization and restructuring of senior management in the Bath Products segment and corporate offices, staffing reductions in the U.K. and domestic bath business and other overhead reductions. Net earnings in the fourth quarter of 2006 include a $14.0 million reversal of a tax reserve. Operating income in the third quarter of 2006 included $2.9 million of expense related to the Company’s retiree benefit liabilities for several key executives which should have been recorded during the period beginning with the Company’s 1995 spin-off from Hanson plc to fiscal year end 2005. No single fiscal year was materially misstated. Earnings from continuing operations in the first quarter of 2006 include a $9.3 million gain on collection of a note. The net loss in the third quarter of 2006 includes a non-cash charge of $14.4 million related to the establishment of a reserve for the deferred tax assets of its U.K. operations.

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

	For the Fiscal Year Ended September 30, 2006
		Combined	Combined
		Guarantor	Non-Guarantor
	JBI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)

Net sales	$—	$859.9	$354.8	$(12.3)	$1,202.4
Operating costs and expenses:
Cost of products sold	—	581.1	253.1	(12.3)	821.9
Selling, general and administrative expenses	24.6	162.4	84.5	—	271.5
Impairment, restructuring and other charges	0.2	1.0	4.2	—	5.4

Operating (loss) income	(24.8)	115.4	13.0	—	103.6
Interest expense	(40.7)	(0.5)	(1.0)	—	(42.2)
Interest income	4.1	0.3	3.8	—	8.2
Intercompany interest (expense) income, net	(31.2)	28.8	2.4	—	—
Equity in earnings (losses) of investees, net	83.0	11.2	—	(94.2)	—
Rexair equity earnings	—	3.8	—	—	3.8
Other (expense) income, net	(2.2)	11.5	(1.8)	—	7.5
Other intercompany income (expense), net	32.6	(29.9)	(2.7)	—	—

Earnings (loss) before income taxes and discontinued operations	20.8	140.6	13.7	(94.2)	80.9
Benefit from (provision for) income taxes	23.0	(57.6)	(2.5)	—	(37.1)

Earnings (loss) from continuing operations	43.8	83.0	11.2	(94.2)	43.8
(Loss) earnings from discontinued operations	(3.4)	(3.4)	(0.5)	3.9	(3.4)

Net earnings (loss)	$40.4	$79.6	$10.7	$(90.3)	$40.4

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 — Supplemental Joint Issuer and Guarantor Financial Information (Continued)

	For the Fiscal Year Ended September 30, 2005
		Combined	Combined
		Guarantor	Non-Guarantor
	JBI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)

Net sales	$—	$863.3	$360.4	$(13.7)	$1,210.0
Operating costs and expenses:
Cost of products sold	—	576.6	257.5	(13.7)	820.4
Selling, general and administrative expenses	24.8	178.7	82.3	—	285.8
Impairment, restructuring and other charges	4.7	3.0	1.7	—	9.4

Operating (loss) income	(29.5)	105.0	18.9	—	94.4
Interest expense	(46.4)	(0.7)	(1.0)	—	(48.1)
Interest income	0.8	1.1	1.1	—	3.0
Intercompany interest (expense) income, net	(19.0)	18.0	1.0	—	—
Equity in earnings (losses) of investees, net	127.4	10.9	—	(138.3)	—
Gain on sale of business	—	24.7	—	—	24.7
Rexair equity earnings	—	0.6	—	—	0.6
Other (expense) income, net	(5.8)	(1.1)	0.3	—	(6.6)
Other intercompany (expense) income, net	(10.2)	10.1	0.1	—	—

Earnings (loss) before income taxes and discontinued operations	17.3	168.6	20.4	(138.3)	68.0
Benefit from (provision for) income taxes	40.7	(41.2)	(9.5)	—	(10.0)

Earnings (loss) from continuing operations	58.0	127.4	10.9	(138.3)	58.0
(Loss) earnings from discontinued operations	(63.6)	(63.6)	—	63.6	(63.6)

Net earnings (loss)	$(5.6)	$63.8	$10.9	$(74.7)	$(5.6)

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 — Supplemental Joint Issuer and Guarantor Financial Information (Continued)

	For the Fiscal Year Ended September 30, 2004
		Combined	Combined
		Guarantor	Non-Guarantor
	JBI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)

Net sales	$—	$844.3	$363.9	$(7.0)	$1,201.2
Operating costs and expenses:
Cost of products sold	—	556.3	253.1	(7.0)	802.4
Selling, general and administrative expenses	18.0	174.5	76.2	—	268.7
Impairment, restructuring and other charges	—	2.9	—	—	2.9

Operating (loss) income	(18.0)	110.6	34.6	—	127.2
Interest expense	(48.9)	(0.8)	(0.8)	—	(50.5)
Interest income	2.6	1.6	0.5	—	4.7
Intercompany interest (expense) income, net	(13.9)	14.0	(0.1)	—	—
Equity in earnings (losses) of investees, net	97.7	15.9	—	(113.6)	—
Other expense, net	(0.1)	(1.2)	(1.9)	—	(3.2)
Other intercompany (expense) income, net	(0.1)	2.3	(2.2)	—	—

Earnings (loss) before income taxes and discontinued operations	19.3	142.4	30.1	(113.6)	78.2
Benefit from (provision for) income taxes	29.0	(45.3)	(13.6)	—	(29.9)

Earnings (loss) from continuing operations	48.3	97.1	16.5	(113.6)	48.3
(Loss) earnings from discontinued operations	(19.9)	(19.9)	(0.9)	20.8	(19.9)

Net earnings (loss)	$28.4	$77.2	$15.6	$(92.8)	$28.4

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 — Supplemental Joint Issuer and Guarantor Financial Information (Continued)

	At September 30, 2006
		Combined	Combined
		Guarantor	Non-Guarantor
	JBI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)

ASSETS
Current assets:
Cash and cash equivalents	$112.6	$(4.6)	$39.2	$—	$147.2
Trade receivables, net	0.4	116.6	88.0	—	205.0
Inventories	—	138.2	56.4	—	194.6
Deferred income taxes	(0.7)	25.4	0.9	—	25.6
Assets held for sale	—	0.6	6.8	—	7.4
Prepaid expenses and other current assets	4.3	6.5	11.1	—	21.9

Total current assets	116.6	282.7	202.4	—	601.7
Property, plant and equipment, net	1.0	44.0	47.5	—	92.5
Pension assets	149.3	0.7	—	—	150.0
Insurance for asbestos claims	—	136.0	—	—	136.0
Goodwill	—	176.6	54.8	—	231.4
Other non-current assets	28.2	13.6	0.3	—	42.1
Investment in subsidiaries/ Intercompany receivable (payable), net	555.2	1,017.0	174.8	(1,747.0)	—

Total assets	$850.3	$1,670.6	$479.8	$(1,747.0)	$1,253.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable	$—	$—	$19.8	$—	$19.8
Current maturities of long-term debt	—	1.7	—	—	1.7
Trade accounts payable	0.3	56.1	52.1	—	108.5
Income taxes payable	21.9	5.2	(17.2)	—	9.9
Liabilities associated with assets held for sale	—	0.8	—	—	0.8
Accrued expenses and other current liabilities	16.2	56.8	36.3	—	109.3

Total current liabilities	38.4	120.6	91.0	—	250.0
Long-term debt	380.0	1.8	—	—	381.8
Deferred income taxes	46.7	(13.8)	(4.6)	—	28.3
Asbestos claims	—	136.0	—	—	136.0
Other liabilities	39.7	41.4	31.0	—	112.1

Total liabilities	504.8	286.0	117.4	—	908.2
Stockholders’ equity	345.5	1,384.6	362.4	(1,747.0)	345.5

Total liabilities and stockholders’ equity	$850.3	$1,670.6	$479.8	$(1,747.0)	$1,253.7

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

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 — Supplemental Joint Issuer and Guarantor Financial Information (Continued)

	For the Fiscal Year Ended September 30, 2006
		Combined	Combined
		Guarantor	Non-Guarantor
	JBI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(55.7)	$66.0	$6.4	$—	$16.7
INVESTING ACTIVITIES:
Proceeds from sale of businesses	—	—	3.7	—	3.7
Proceeds from sale of non-operating assets	—	9.3	—	—	9.3
Purchases of property, plant and equipment	(0.1)	(6.7)	(5.7)	—	(12.5)
Return of equity investment	—	3.2	—	—	3.2
Proceeds from sale of fixed assets	—	0.3	—	—	0.3
Proceeds from sale of excess real estate	—	1.7	—	—	1.7
Net transfers with subsidiaries	69.6	(1.9)	—	(67.7)	—

Net cash provied by (used in ) investing activities of continuing operations	69.5	5.9	(2.0)	(67.7)	5.7

Purchases of property, plant and equipment, discontinued operations	—	—	(1.5)	—	(1.5)
Proceeds from sale of property, plant and equipment, discontinued operations	—	—	4.9	—	4.9

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	69.5	5.9	1.4	(67.7)	9.1
FINANCING ACTIVITIES:
Repayment of long-term debt	—	(1.5)	—	—	(1.5)
Withdrawals from restricted cash collateral accounts	12.8	—	—	—	12.8
Excess tax benefits from share based payment agreements	0.2	—	—	—	0.2
Proceeds from the issuance of common stock for stock option exercises	1.7	—	—	—	1.7
Repayment of notes payable, net	—	—	(3.4)	—	(3.4)
Net transfers with parent	—	(69.6)	1.9	67.7	—

Net cash provided by (used in ) financing activities of continuing operations	14.7	(71.1)	(1.5)	67.7	9.8

Decrease in notes payable, discontinued operations	—	—	(0.8)	—	(0.8)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	14.7	(71.1)	(2.3)	67.7	9.0
Effect of exchange rate changes on cash and cash equivalents	—	1.6	0.6	—	2.2

INCREASE IN CASH AND CASH EQUIVALENTS	28.5	2.4	6.1	—	37.0
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	84.1	(7.0)	33.1	—	110.2

CASH AND CASH EQUIVALENTS AT END OF YEAR	$112.6	$(4.6)	$39.2	$—	$147.2

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 — Supplemental Joint Issuer and Guarantor Financial Information (Continued)

	For the Fiscal Year Ended September 30, 2005
		Combined	Combined
		Guarantor	Non-Guarantor
	JBI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Revised)
	(in millions)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	$(69.6)	$71.4	$19.2	$—	$21.0
INVESTING ACTIVITIES:
Proceeds from sale of businesses	—	140.7	—	—	140.7
Proceeds from sale of non-operating assets	—	4.4	—	—	4.4
Purchases of property, plant and equipment	(0.3)	(13.3)	(9.1)	—	(22.7)
Proceeds from sale of property, plant and equipment	—	0.2	—	—	0.2
Proceeds from sale of excess real estate	—	2.8	—	—	2.8
Net transfers with subsidiaries	231.0	17.6	—	(248.6)	—

Net cash provided by (used in) investing activities of continuing operations	230.7	152.4	(9.1)	(248.6)	125.4
Purchases of property, plant and equipment, discontinued operations	—	—	(0.7)	—	(0.7)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	230.7	152.4	(9.8)	(248.6)	124.7
FINANCING ACTIVITIES:
Proceeds from long-term debt	59.1	—	—	—	59.1
Repayment of long-term debt	(123.4)	(1.4)	—	—	(124.8)
Deposits into restricted cash collateral accounts	(12.4)	—	—	—	(12.4)
Proceeds from the issuance of common stock for stock option exercises	1.4	—	—	—	1.4
Payment of debt issuance, retirement and other financing costs	(1.0)	—	—	—	(1.0)
Proceeds from notes payable, net	—	—	1.3	—	1.3
Payment for stock option exchange	(0.2)	—	—	—	(0.2)
Net transfers with parent	—	(231.0)	(17.6)	248.6	—

Net cash (used in) provided by financing activities of continuing operations	(76.5)	(232.4)	(16.3)	248.6	(76.6)
Increase in notes payable, discontinued operations	—	—	0.7	—	0.7

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(76.5)	(232.4)	(15.6)	248.6	(75.9)
Effect of exchange rate changes on cash and cash equivalents	(1.4)	0.6	1.6	—	0.8

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	83.2	(8.0)	(4.6)	—	70.6
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	0.9	1.0	37.7	—	39.6

CASH AND CASH EQUIVALENTS AT END OF YEAR	$84.1	$(7.0)	$33.1	$—	$110.2

JACUZZI BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 — Supplemental Joint Issuer and Guarantor Financial Information (Continued)

	For the Fiscal Year Ended September 30, 2004
		Combined	Combined
		Guarantor	Non-Guarantor
	JBI	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Revised)
	(in millions)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$24.8	$(14.3)	$34.6	$—	$45.1
INVESTING ACTIVITIES:
Proceeds from sale of businesses	—	2.4	2.1	—	4.5
Proceeds from sale of non-operating assets	—	2.4	—	—	2.4
Purchases of property, plant and equipment	(0.8)	(14.4)	(7.8)	—	(23.0)
Proceeds from sale of property, plant and equipment	—	0.1	0.2	—	0.3
Proceeds from sale of excess real estate	3.2	0.3	—	—	3.5
Net transfers with subsidiaries	(1.8)	15.2	—	(13.4)	—

Net cash provided by (used in) investing activities of continuing operations	0.6	6.0	(5.5)	(13.4)	(12.3)
Purchases of property, plant and equipment, discontinued operations	—	(0.3)	—	—	(0.3)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	0.6	5.7	(5.5)	(13.4)	(12.6)
FINANCING ACTIVITIES:
Proceeds from long-term debt	46.5	(0.1)	—	—	46.4
Repayment of long-term debt	(71.1)	(1.2)	—	—	(72.3)
Payment of debt issuance, retirement and other financing costs	(1.6)	0.1	—	—	(1.5)
Repayment of notes payable, net	—	—	(4.4)	—	(4.4)
Payment for stock option exchange	(0.4)	—	—	—	(0.4)
Proceeds from the issuance of common stock for stock option exercises	0.9	—	—	—	0.9
Net transfers with parent	—	1.8	(15.2)	13.4	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(25.7)	0.6	(19.6)	13.4	(31.3)
Effect of exchange rate changes on cash and cash equivalents	1.0	6.1	0.1	—	7.2

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	0.7	(1.9)	9.6	—	8.4
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	0.2	2.9	28.1	—	31.2

CASH AND CASH EQUIVALENTS AT END OF YEAR	$0.9	$1.0	$37.7	$—	$39.6

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(c) and 15d-15(e) were effective as of the end of the period covered by this report. Our management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which by their nature can provide only reasonable assurance regarding management’s control objectives. There has been no change in our internal control over financial reporting during our fourth quarter, identified in connection with the evaluation referred to above, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Information with respect to our directors is incorporated herein by reference to the information “Election of Directors” in our definitive proxy statement to be filed with the Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 2007 Annual Meeting of Stockholders to be held during the first calendar quarter of 2007 (the “Proxy Statement”).

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

On July 28, 2006, we sold all of our shares of common stock of S&J to United Pacific Industries Limited (“UPI”) for a purchase price of approximately $5.0 million. Brian C. Beazer, the Chairman of UPI, is one of our directors and holds approximately 24.56% of shares of UPI. David H. Clarke, our Chairman and Chief Executive Officer in July 2006, is a director of UPI and holds approximately 22.88% of the shares of UPI.

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

(b) Exhibits

INDEX TO EXHIBITS

Exhibit
Number	Exhibit

2.1	Amended and Restated Securities Purchase Agreement, dated as of March 24, 2000, by and among U.S. Industries, Inc., JUSI Holdings, Inc., Strategic Industries, LLC and Automotive Interior Products LLC (filed as Exhibit 10.1 to our Current Report on Form 8-K filed April 10, 2000)*
2.2	Agreement and Plan of Merger, dated February 16, 1998, among U.S. Industries, Inc., USI Atlantic, Zurn Industries, Inc. and certain other parties named therein (included as Appendix A-1 to the Merger Proxy)*
2.3	Stock and Asset Purchase Agreement dated as of March 19, 2002 among U.S. Industries, Inc., JUSI Holdings, Inc., USI Canada Inc. and Hubbell Incorporated (filed as Exhibit 2.1 of our Current Report on Form 8-K filed on May 10, 2002)*
2.4	Amendment No. 1 to Stock and Asset Purchase Agreement dated as of April 26, 2002 among JUSI Holdings, Inc. and Hubbell Incorporated (filed as Exhibit 2.2 of our Current Report on Form 8-K filed on May 10, 2002)*
2.5	Stock and Asset Purchase Agreement dated as of May 17, 2002 by and among U.S. Industries, Inc., Eljer Plumbingware, Inc., Selkirk, Inc., Selkirk Canada U.S.A., Inc., Selkirk Canada, Inc., Selkirk Acquisition Partners, L.P. and Tinicum Capital Partners, L.P. (filed as Exhibit 10.4 to our 10-Q filed August 13, 2002)*
2.6	Share Purchase Agreement dated as of August 2, 2002 among JUSI Holdings, Inc., U.S. Industries, Inc. and SiTeco Beteiligungs GmbH & Co KG (filed as Exhibit 2.1 to our Current Report on Form 8-K filed on October 24, 2002)*
2.7	Amendment Agreement dated as of August 2, 2002 among JUSI Holdings, Inc., U.S. Industries, Inc. and SiTeco Beteilingungs GmbH & Co KG (filed as Exhibit 2.2 to our Current Report on Form 8-K filed on October 24, 2002)*
2.8	Stock Purchase Agreement dated as of August 23, 2002 among USI Mayfair Limited and MegaPro Tools, Inc. and S and J Acquisition Corp. (filed as Exhibit 10.47(a) to our Report on Form 10-K filed on December 24, 2002)*
2.9	Agreement and Plan of Merger dated as of May 8, 2005 among Rhône Sweep Holdings LLC, Rhône Sweep Acquisition LLC, Rhône Sweep Acquisition Inc., Rhône Sweep Acquisition Sub LLC, Jacuzzi Brands, Inc., JUSI Holdings, Inc. and Rexair Holdings, Inc. (the schedules and annexes have been omitted pursuant to Item 601(b) (2) of Regulation S-K) (filed as Exhibit 2.1 to our Current Report on Form 8-K filed on May 10, 2005)*
2.10	Contribution and Sale Agreement dated as of May 19, 2005 among Jacuzzi Brands, Inc., Eljer Plumbingware, Inc., BMK/Eljer Holding Corp., Eljer One, LLC, Eljer Two, LLC and Eljer Three, LLC (the schedules and annexes have been omitted pursuant to Item 601(b) (2) of Regulation S-K) (filed as Exhibit 2.1 to our Current Report Form 8-K filed on May 25, 2005)*
2.11	Stock Purchase Agreement dated as of March 23, 2006 among registrant, USI American Holdings, Inc. and United Pacific Industries Limited (filed as Exhibit 2.1 on our Current Report filed March 27, 2006)*
2.12	Amendment No. 1 to Stock Purchase Agreement dated as of May 4, 2006 among registrant, USI American Holdings, Inc. and United Pacific Industries Limited (filed as Exhibit 2.2 on our Current Report filed July 12, 2006)*
2.13	Amendment No. 2 to the Stock Purchase Agreement dated as of July 10, 2006 entered into by and among the registrant, USI American Holdings, Inc. and United Pacific Industries Limited (filed as Exhibit 2.3 to our Current Report on Form 8-K filed on July 12, 2006)*
2.14	Agreement and Plan of Merger dated as of October 11, 2006 among Jacuzzi Brands, Inc., Jupiter Acquisition, LLC and Jupiter Merger Sub, Inc. (filed as exhibit 2.1 to our Current Report on form 8-K filed on October 11, 2006)*
3.1	Form of Amended and Restated Certificate of Incorporation (filed as part of our Registration Statement No. 333-47101 on Form S-4 (the “1998 S-4”), as Appendix B-1 to the Joint Proxy Statement/Prospectus (the “Merger Proxy”) included therein)*

Exhibit
Number	Exhibit

3.2	Form of Certificate of Designations of Series A Junior Preferred Stock (filed as Exhibit (c) within the Rights Agreement filed as Exhibit (4) to our Current Report on Form 8-K filed October 16, 1998)*
3.3	Amended and Restated By-laws of our company (filed as Exhibit 3.1 to our Current Report filed September 19, 2006)*
3.4	Charters of subsidiary guarantors (filed as Exhibit 3.1 to the Form 10-Q filed February 12, 2004)*
3.5	Bylaws of subsidiary guarantors (filed as Exhibit 3.1 to the Form 10-Q filed February 12, 2004)*
4.1	Specimen form of certificate representing shares of Common Stock of U.S. Industries, Inc. (filed as Exhibit 4.1 to the Form 10 filed April 20, 1995 (the “Form 10”))*
4.2	Indenture dated July 15, 2003, between the Company as Issuer and Wilmington Trust Company as Trustee (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on August 12, 2003)*
4.3	Loan and Security Agreement dated July 15, 2003, among the Company and other subsidiaries of the Company as party thereto as Loan Parties, Fleet Capital Corporation, Fleet Securities, Inc., Credit Suisse First Boston, Bank One, NA and Silver Point Finance LLC (filed as Exhibit 10.2 to the Form 10-Q filed on August 12, 2003)*
4.4	Guaranty Agreement, dated July 15, 2003, among the Company and other subsidiaries of the Company as party thereto as Guarantors, Fleet Capital Corporation and Various Banks named therein (filed as Exhibit 10.3 to the Form 10-Q filed on August 12, 2003)*
4.5	Pledge Agreement, dated July 15, 2003, among the Company and other subsidiaries of the Company as party thereto as Pledgors, Fleet Capital Corporation and Various Banks named therein (filed as Exhibit 10.4 to the Form 10-Q filed on August 12, 2003)*
4.6	Intercreditor Agreement, dated July 15, 2003, by and among the Company and other subsidiaries of the Company as party thereto, Fleet Capital Corporation and Various Banks named therein and Wilmington Trust Company (filed as Exhibit 10.5 to the Form 10-Q filed on August 12, 2003)*
4.7	Class A Collateral Agreement, dated July 15, 2003, among the Company and other subsidiaries of the Company as party thereto as Grantors and Wilmington Trust Company as Collateral Agent (filed as Exhibit 10.6 to the Form 10-Q filed on August 12, 2003)*
4.8	Class B Collateral Agreement, dated July 15, 2003, among the Company and other subsidiaries of the Company as party thereto as Grantors and Wilmington Trust Company as Collateral Agent (filed as Exhibit 10.7 to the Form 10-Q filed on August 12, 2003)*
4.9	Class B Pledge Agreement, dated July 15, 2003, among the Company and other subsidiaries of the Company as party thereto as Pledgors and Wilmington Trust Company as Collateral Agent (filed as Exhibit 10.8 to the Form 10-Q filed on August 12, 2003)*
4.10	Collateral Agency Agreement, dated July 15, 2003, among the Company and other subsidiaries of the Company as party thereto, the Representatives and Unrepresented Holders as party thereto and Wilmington Trust Company, as Trustee and as Collateral Agent (filed as Exhibit 10.9 to the Form 10-Q filed on August 12, 2003)*
4.11	First Amendment to Loan and Security Agreement among Jacuzzi Brands, Inc., the other borrowers named on the signature page thereto, Fleet Capital Corporation, Silver Point Finance LLC, the Revolving Credit Lenders named therein, and the Term Loan B Lenders named therein dated October 10, 2003 (filed as Exhibit 10.53 to the Form 10-K filed on December 19, 2004)*
4.12	Supplement and First Amendment to Pledge Agreement among JBI Holdings Limited, the Pledgors party to the Pledge Agreement and Fleet Capital Corporation dated October 16, 2003 (filed as Exhibit 10.54 to the Form 10-K filed on December 19, 2004)*
4.13	Supplement to Guaranty and Guarantor Security Agreement between JBI Holdings Limited and Fleet Capital Corporation dated October 16, 2003 (filed as Exhibit 10.55 to the Form 10-K filed on December 19, 2004)*
4.14	Supplement and First Amendment to Class B Pledge Agreement among JBI Holdings Limited, the Pledgors party to the Class B Pledge Agreement and Wilmington Trust Company dated October 16, 2003 (filed as Exhibit 10.56 to the Form 10-K filed on December 19, 2004)*

Exhibit
Number	Exhibit

4.15	Supplement to Class B Collateral Agreement among JBI Holdings Limited, the Grantors party to the Class B Collateral Agreement and Wilmington Trust Company dated October 16, 2003 (filed as Exhibit 10.57 to the Form 10-K filed on December 19, 2004)*
4.16	Supplement Indenture dated as of October 16, 2003 among JBI Holdings Limited, the Subsidiary Guarantors and Wilmington Trust Company (filed as Exhibit 10.58 to the Form 10-K filed on December 19, 2004)*
4.17	Second Amendment to Loan and Security Agreement among Jacuzzi Brands, Inc., the other borrowers named on the signature pages thereto, Fleet Capital Corporation, Silver Point Finance LLC, the Revolving Credit Lenders named therein, and the Term Loan B Lenders named therein dated June 30, 2004 (filed as Exhibit 10.1 to the Form 10-Q filed on August 12, 2004)*
10.1	Subscription Agreement, dated May 31, 1995, between Hanson PLC and USI Atlantic (filed as Exhibit 10.10 to the 1995 10-K)*
10.2	Tax Sharing and Indemnification Agreement, dated May 30, 1995, among HM Anglo-American Ltd., HM Holdings, Inc., Endicott Johnson Corporation, Kidde Industries, Inc., HMB Holdings Inc., Kaiser Cement Corporation, Spartus Corporation, USI Atlantic and USIAH (Filed as Exhibit 10.14 to the 1995 10-K)*
10.3	Tax Sharing and Indemnification Agreement, dated May 30, 1995, among HM Anglo-American Ltd., Quantum Chemical Corporation, Endicott Johnson Corporation, Spartus Corporation, USI Atlantic and USIAH (Filed as Exhibit 10.15 to the 1995 10-K)*
10.4	Indemnification Agreement, dated as of March 24, 2000, by and among Strategic Industries, LLC, U.S. Industries, Inc. and JUSI Holdings, Inc. (filed as Exhibit 10.2 to our Report on Form 8-K filed April 10, 2000)*
10.5	Amended and Restated Subscription Agreement, dated as of March 24, 2000, by and among U.S. Industries, Inc., JUSI Holdings, Inc., Strategic Industries, LLC, Strategic Industries, Inc. and Automotive Interior Products LLC (filed as Exhibit 10.3 to our Current Report on Form 8-K filed April 10, 2000)*
10.6	Rexair Indemnification Agreement, dated as of March 24, 2000, by and among U.S. Industries, Inc., JUSI Holdings, Inc., Strategic Industries, LLC and Strategic Industries, Inc. (filed as Exhibit 10.4 to our Current Report on Form 8-K filed April 10, 2000)*
10.7	Employment Agreement dated February 22, 1995 between our company and David H. Clarke (filed as Exhibit 10.9 to the Form 10)*
10.8	First Amendment, dated June 12, 1995, to the Employment Agreement dated February 22, 1995 between our company and David H. Clarke (filed as Exhibit 10.19(b) to the 1995 10-K)*
10.9	Employment Agreement by and between our company and Francisco V. Puñal, dated as of December 15, 2001 (filed as Exhibit 10.9 to our 10-Q filed May 15, 2001)*
10.10	Amendment dated May 1, 2001 to the Employment Agreement between our company and Francisco V. Puñal (filed as Exhibit 10.19 (b) to our Form 10-K filed on December 24, 2002)*
10.11	Amended U.S. Industries, Inc. Stock Option Plan, as restated June 11, 1998 (filed as Exhibit 10.9 to the 1998 10-K)*
10.12	U.S. Industries, Inc. Supplemental Retirement Plan (filed as Exhibit 10.14 to the Form 10)*
10.13	U.S. Industries, Inc. Restricted Stock Plan, as restated June 11, 1998 (filed as Exhibit 10.11 to the 1998 10-K)*
10.14	U.S. Industries, Inc. Long-Term Incentive Plan (filed as Exhibit 10.15 to the Form 10)*
10.15	Rights Agreement dated as of October 15, 1998 between our company and the Chase Manhattan Bank, as Rights Agent (filed as Exhibit (4) to our Current Report on Form 8-K filed October 16, 1998)*
10.16	Stock and Asset Purchase Agreement dated as of December 21, 2001, by and among JUSI Holdings, Inc., Spear & Jackson plc, USI Global Corp., USI Canada Inc., U.S. Industries, Inc. and ATT Acquisition Co. (filed as Exhibit 10.33 to the 2001 10-K)*

Exhibit
Number	Exhibit

10.17	Employment Agreement, March 31, 2000, of Steven C. Barre (filed as Exhibit 10.12(a) to the 2000 10-K)*
10.18	Letter Agreement, dated November 3, 2000 between our company and Steven C. Barre (filed as Exhibit 10.12(b) to the 2000 10-K)*
10.19	First Amendment, dated September 11, 2001, to the Employment Agreement dated March 31, 2001 between the Company and Steven C. Barre (filed as Exhibit 10.34(c) to the 2001 10-K)*
10.20	Amendment No. 1 to the Stock and Asset Purchase Agreement dated as of January 14, 2002 among JUSI Holdings, Inc., Spear & Jackson plc, USI Global Corp., USI Canada Inc., U.S. Industries, Inc. and ATT Acquisition Co. (filed as Exhibit 2.2 of our Current Report on Form 8-K filed on January 18, 2002)*
10.21	Escrow Agreement dated as of April 26, 2002 among U.S. Industries, Inc., JUSI Holdings, Inc. and Hubbell Incorporated (filed as Exhibit 2.3 of our Current Report on Form 8-K filed on May 10, 2002)*
10.22	Tax Sharing and Indemnification Agreement effective as of March 19, 2002 among U.S. Industries, Inc., JUSI Holdings, Inc., USI Canada Inc. and Hubbell Incorporated (filed as Exhibit 2.4 of our Current Report on Form 8-K filed on May 10, 2002)*
10.23	Stockholders Agreement dated as of September 6, 2002 among MegaPro Tools, Inc. and the stockholders party thereto (filed as Exhibit 10.47(b) to our Report on Form 10-K filed on December 24, 2002)*
10.24	Standstill Agreement dated as of December 5, 2002 between U.S. Industries, Inc. and Southeastern Asset Management, Inc. (filed as Exhibit 10.48 to the Form 10-K filed on December 24, 2002)*
10.25	Amendment No. 1 to Standstill Agreement dated as of December 5, 2002 between U.S. Industries, Inc., and Southeastern Asset Management, Inc., dated August 11, 2005 (filed as Exhibit 99.1 to our Current Report on Form 8-K filed on August 11, 2005)*
10.26	Employment Agreement by and between the Company and Donald C. Devine dated April 21, 2003 (filed as Exhibit 10.10 to the Form 10-Q filed on August 12, 2003)*
10.27	Employment Agreement by and between the Company and Jeffrey B. Park dated April 21, 2003 (filed as Exhibit 10.11 to the Form 10-Q filed on August 12, 2003)*
10.28	Charge over Shares Agreement between Jacuzzi Brands, Inc. and Fleet Capital Corporation dated October 16, 2003 (filed as Exhibit 10.51 to the Form 10-K filed on December 19, 2004)*
10.29	Charge over Shares Agreement between Jacuzzi Brands, Inc. and Wilmington Trust Company dated October 16, 2003 (filed as Exhibit 10.52 to the Form 10-K filed on December 19, 2004)*
10.30	Jacuzzi Brands, Inc. 2004 Stock Incentive Plan (filed as Appendix B to our Definitive Proxy Statement on Schedule 14A on January 6, 2004)*
10.31	First Amendment to the Jacuzzi Brands, Inc. 2004 Stock Incentive Plan (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on October 7, 2004)*
10.32	Amended and Restated Non-Employee Director Deferred Compensation Plan (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 7, 2004)*
10.33	Transition Agreement between the registrant and David H. Clarke, dated December 8, 2004 (filed as Exhibit 10.1 to our Current Report on Form 8-K/A filed on December 9, 2004)*
10.34	First Amendment dated August 10, 2005 to Transition Agreement dated as of December 8, 2004 between the registrant and David H. Clarke (filed as Exhibit 10.4 to our Current Report on Form 8-K on August 16, 2005)*
10.35	Employment Agreement between the registrant and Donald C. Devine, dated December 8, 2004 (filed as Exhibit 10.2 to our Current Report on Form 8-K/A filed on December 9, 2004)*
10.36	Change of Control Agreement between the registrant and Donald C. Devine, dated December 8, 2004 (filed as Exhibit 10.3 to our Current Report on Form 8-K/A filed on December 9, 2004)*
10.37	Separation Agreement between the registrant and Donald C. Devine, dated August 10, 2005 (filed as Exhibit 10.3 to our Current Report on Form 8-K on August 16, 2005)*

Exhibit
Number	Exhibit

10.38	Employment Agreement between the registrant and Robert Hennemuth, dated December 27, 2004 (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on December 31, 2004)*
10.39	Change in Control Agreement between the registrant and Robert Hennemuth, dated December 27, 2004 (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on December 31, 2004)*
10.40	Employment Agreement between the registrant and Alex P. Marini, dated August 11, 2005 (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on August 16, 2005)*
10.41	Incentive Award Letter between the registrant and Alex P. Marini dated May 17, 2001 (filed as Exhibit 10.2 to our Current Report on Form 8-K on August 16, 2005)*
10.42	2005 Annual Performance Incentive Plan (filed as Appendix A to Schedule 14A on January 1, 2005)*
10.43	Letter Agreement between the registrant and Alex P. Marini, dated July 17, 2006 (filed as exhibit 10.1 to our Current Report on Form 8-K filed July 21, 2006)*
10.44	Second Amendment between the registrant and David H. Clarke dated July 17, 2006 (filed as exhibit 10.2 to our Current Report on Form 8-K filed July 21, 2006)*
10.45	Amended and Restated Employment Agreement between the registrant and Alex P. Marini, dated October 10, 2006
14.1	Amendment to Code of Business Conduct and Ethics dated October 12, 2004 (filed as Exhibit 99 to our Current Report on Form 8-K filed on October 18, 2004)*
21.1	Subsidiaries of Jacuzzi Brands, Inc.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (see Signature Page)
31.1	Certification of principal executive officer required by Rule 13a — 14a of the Exchange Act
31.2	Certification of principal financial officer required by Rule 13a — 14a of the Exchange Act
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference

Note:	Exhibit Numbers 10.7 to 10.14, 10.17 to 10.19, 10.26, 10.27 and 10.30 to 10.45 are management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 7th day of December, 2006.

JACUZZI BRANDS, INC.

By:	/s/ Alex P. Marini
Alex P. Marini
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Jeffrey B. Park and Steven C. Barre, and each of them acting individually, as his true and lawful attorneys-in-fact and agents, each with full power of substitution, for him in any and all capabilities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits and schedules thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, with full power of each to act alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, and on the date set forth above.

Signature	Title

/s/ Alex P. Marini Alex P. Marini	President and Chief Executive Officer (Principal Executive Officer), and Director

/s/ Jeffrey B. Park Jeffrey B. Park	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Francisco V. Puñal Francisco V. Puñal	Vice President and Controller (Principal Accounting Officer)

/s/ Thomas B. Waldin Thomas B. Waldin	Director (Chairman of the Board)

/s/ Brian C. Beazer Brian C. Beazer	Director

/s/ Veronica M. Hagen Veronica M. Hagen	Director

Signature	Title

/s/ John J. McAtee, Jr. John J. McAtee, Jr.	Director

/s/ Claudia E. Morf Claudia E. Morf	Director

/s/ Royall Victor III Royall Victor III	Director

/s/ Robert R. Womack Robert R. Womack	Director